Form 10-Q
period 2013-09-30
JONES LANG LASALLE INC
filed 2013-11-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on November 1, 2013 was 44,436,707.

Part I. Financial Information
Item 1. Financial Statements

JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets September 30, 2013 and December 31, 2012
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$119,704	152,159
Trade receivables, net of allowances of $23,720 and $19,526	980,955	996,681
Notes and other receivables	117,901	101,952
Warehouse receivables	60,099	144,257
Prepaid expenses	70,448	53,165
Deferred tax assets, net	51,241	50,831
Other	20,626	16,484
Total current assets	1,420,974	1,515,529
Property and equipment, net of accumulated depreciation of $361,265 and $339,885	259,184	269,338
Goodwill, with indefinite useful lives	1,889,848	1,853,761
Identified intangibles, net of accumulated amortization of $113,261 and $110,348	40,649	45,932
Investments in real estate ventures, including $75,096 and $63,579 at fair value	287,747	268,107
Long-term receivables	85,745	58,881
Deferred tax assets, net	171,713	197,892
Other	170,085	142,059
Total assets	$4,325,945	4,351,499
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$424,282	497,817
Accrued compensation	508,952	685,718
Short-term borrowings	35,478	32,233
Deferred tax liabilities, net	10,113	10,113
Deferred income	108,817	76,152
Deferred business acquisition obligations	34,275	105,772
Warehouse facility	60,099	144,257
Other	105,309	109,909
Total current liabilities	1,287,325	1,661,971
Noncurrent liabilities:
Credit facility	445,000	169,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	3,106	3,106
Deferred compensation	93,540	75,320
Deferred business acquisition obligations	96,023	107,661
Minority shareholder redemption liability	19,733	19,489
Other	72,788	80,696
Total liabilities	2,292,515	2,392,243
Commitments and contingencies	—	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,434,717 and 44,054,042 shares issued and outstanding	444	441
Additional paid-in capital	940,803	932,255
Retained earnings	1,129,648	1,017,128
Shares held in trust	(8,052)	(7,587)
Accumulated other comprehensive (loss) income	(36,411)	8,946
Total Company shareholders’ equity	2,026,432	1,951,183
Noncontrolling interest	6,998	8,073
Total equity	2,033,430	1,959,256
Total liabilities and equity	$4,325,945	4,351,499
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012
($ in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$1,106,802	949,491	2,952,173	2,684,126

Operating expenses:
Compensation and benefits	699,031	622,360	1,897,351	1,752,804
Operating, administrative and other	296,012	235,370	808,118	701,731
Depreciation and amortization	19,742	19,089	58,996	58,710
Restructuring and acquisition charges	4,919	6,820	14,689	32,376
Total operating expenses	1,019,704	883,639	2,779,154	2,545,621

Operating income	87,098	65,852	173,019	138,505

Interest expense, net of interest income	(9,631)	(9,952)	(26,603)	(24,837)
Equity earnings from real estate ventures	6,574	10,698	21,132	22,500

Income before income taxes and noncontrolling interest	84,041	66,598	167,548	136,168

Provision for income taxes	20,925	16,916	41,719	34,587
Net income	63,116	49,682	125,829	101,581

Net income attributable to noncontrolling interest	259	169	3,286	603
Net income attributable to the Company	62,857	49,513	122,543	100,978

Dividends on unvested common stock, net of tax benefit	—	—	241	253
Net income attributable to common shareholders	$62,857	49,513	122,302	100,725

Basic earnings per common share	$1.42	1.12	2.77	2.30
Basic weighted average shares outstanding	44,407,468	44,015,922	44,197,610	43,780,819

Diluted earnings per common share	$1.39	1.10	2.71	2.25
Diluted weighted average shares outstanding	45,063,360	44,826,502	45,070,603	44,755,817

Other comprehensive income:
Net income attributable to the Company	$62,857	49,513	122,543	100,978
Foreign currency translation adjustments	42,396	54,924	(45,357)	48,591
Comprehensive income attributable to the Company	$105,253	104,437	77,186	149,569

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2013
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	122,543	—	—	3,286	125,829
Shares issued under stock compensation programs	535,529	5	1,057	—	—	—	—	1,062
Shares repurchased for payment of taxes on stock awards	(154,854)	(2)	(14,078)	—	—	—	—	(14,080)
Tax adjustments due to vestings and exercises	—	—	3,421	—	—	—	—	3,421
Amortization of stock compensation	—	—	18,148	—	—	—	—	18,148
Dividends paid, $0.22 per share	—	—	—	(10,023)	—	—	—	(10,023)
Shares held in trust	—	—	—	—	(465)	—	—	(465)
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(4,361)	(4,361)
Foreign currency translation adjustments	—	—	—	—	—	(45,357)	—	(45,357)
Balances at September 30, 2013	44,434,717	$444	940,803	1,129,648	(8,052)	(36,411)	6,998	$2,033,430

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
($ in thousands) (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows used in operating activities:
Net income	$125,829	101,581
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	58,996	58,710
Equity earnings from real estate ventures	(21,132)	(22,500)
Gain on the sale of assets	(2,944)	—
Operating distributions from real estate ventures	10,765	7,996
Provision for loss on receivables and other assets	11,805	10,552
Amortization of deferred compensation	18,148	26,181
Accretion of interest on deferred business acquisition obligations	5,650	11,486
Amortization of debt issuance costs	3,530	3,233
Change in:
Receivables	(61,871)	48,300
Prepaid expenses and other assets	(49,340)	(42,358)
Deferred tax assets, net	24,496	6,132
Excess tax benefit from share-based payment arrangements	(3,421)	(3,438)
Accounts payable, accrued liabilities and accrued compensation	(220,384)	(171,587)
Net cash (used in) provided by operating activities	(99,873)	34,288

Cash flows used in investing activities:
Net capital additions – property and equipment	(55,195)	(54,837)
Proceeds from the sale of assets	11,241	—
Business acquisitions	(54,532)	(26,190)
Capital contributions and advances to real estate ventures	(34,369)	(95,166)
Distributions, repayments of advances and sale of investments	20,696	40,636
Net cash used in investing activities	(112,159)	(135,557)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,618,746	1,372,684
Repayments of borrowings under credit facility	(1,339,500)	(1,298,000)
Payments of deferred business acquisition obligations	(70,492)	(31,699)
Debt issuance costs	(495)	—
Shares repurchased for payment of employee taxes on stock awards	(14,080)	(11,559)
Excess tax adjustment from share-based payment arrangements	3,421	3,438
Common stock issued under option and stock purchase programs	1,062	3,490
Payment of dividends	(10,023)	(9,091)
Other loan (payments) proceeds	(5,060)	13,282
Noncontrolling interest distribution	(4,002)	—
Net cash provided by financing activities	179,577	42,545

Net decrease in cash and cash equivalents	(32,455)	(58,724)
Cash and cash equivalents, beginning of the period	152,159	184,454
Cash and cash equivalents, end of the period	$119,704	125,730

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,160	9,080
Income taxes, net of refunds	62,296	50,031
Non-cash investing activities:
Business acquisitions, contingent consideration	$6,066	6,498
Non-cash financing activities:
Deferred business acquisition obligations	$10,912	3,831

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
Our consolidated financial statements as of September 30, 2013, and for the three months and nine months ended September 30, 2013 and 2012, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the items mentioned above, the results for the periods ended September 30, 2013 and 2012, are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line item in the consolidated statements of comprehensive income (loss). To meet this requirement, an entity shall provide such information together, in one location, either on the face of the statement of comprehensive income (loss) or as a separate disclosure in the notes to the consolidated financial statements. In relation to our defined benefit plans, we recognized $1.7 million of compensation and benefits expense for each of the nine months ended September 30, 2013 and 2012, for deferrals and actuarial losses that had been recorded as a component of other comprehensive income in prior periods. See Note 8, Retirement Plans, for additional information on our defined benefit plans. We made no other reclassifications out of accumulated other comprehensive income during these periods.

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

Construction management fees, which are gross construction services revenue net of subcontract costs, were $1.9 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and $4.9 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. Gross construction services revenue totaled $32.6 million and $27.9 million for the three months ended September 30, 2013 and 2012, respectively, and $110.5 million and $84.9 million for the nine months ended September 30, 2013 and 2012, respectively. Subcontract costs totaled $30.7 million and $26.1 million for the three months ended September 30, 2013 and 2012, respectively, and $105.6 million and $79.9 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, Trade receivables included costs in excess of billings on uncompleted construction contacts of $5.2 million and $7.9 million, respectively, and Deferred income included billings in excess of costs on uncompleted construction contracts of $6.2 million and $5.2 million, respectively.

Gross and Net Accounting We follow the guidance of FASB Accounting Standards Codification (“ASC”) 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides a fixed fee billing, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and facility management, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, we identify vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), and present separately their impact on both revenue and operating expense in our RES segments. We exclude these costs from revenue and operating expenses in determining “fee revenue” and “fee based operating expenses” in our segment presentation.

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

The majority of our service contracts are accounted for on a net basis. Total costs incurred and reimbursed by our clients for service contracts that were accounted for on a net basis were $410.6 million and $370.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1,211.0 million and $1,123.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses of $118.3 million and $71.6 million for the three months ended September 30, 2013, and 2012, respectively, and $274.9 million and $209.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting. For segment reporting we also show Equity earnings from real estate ventures within total segment revenue, since it is an integral part of our Investment Management segment. Finally, our measure of segment results also excludes restructuring charges and certain acquisition related costs. Certain prior year amounts have been reclassified among reporting segments to conform with our current presentation of business segment results. These amounts relate to the presentation of revenues and associated expenses and have an insignificant impact on previously reported operating income.

The Chief Operating Decision Maker of Jones Lang LaSalle measures the segment results net of gross contract costs, with Equity earnings (losses) from real estate ventures, and without restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Real Estate Services
Americas
Revenue	$484,054	429,139	1,277,014	1,173,738
Equity (losses) earnings	(17)	131	274	(77)
Total segment revenue	484,037	429,270	1,277,288	1,173,661
Gross contract costs	(31,957)	(20,594)	(75,425)	(56,615)
Total segment fee revenue	452,080	408,676	1,201,863	1,117,046
Operating expenses:
Compensation, operating and administrative expenses	427,817	376,111	1,149,036	1,050,141
Depreciation and amortization	11,279	10,748	33,279	31,129
Total segment operating expenses	439,096	386,859	1,182,315	1,081,270
Gross contract costs	(31,957)	(20,594)	(75,425)	(56,615)
Total fee-based segment operating expenses	407,139	366,265	1,106,890	1,024,655
Operating income	$44,941	42,411	94,973	92,391

EMEA
Revenue	$318,372	242,492	831,422	715,009
Equity losses	—	(158)	(536)	(228)
Total segment revenue	318,372	242,334	830,886	714,781
Gross contract costs	(52,659)	(29,200)	(120,385)	(84,859)
Total segment fee revenue	265,713	213,134	710,501	629,922
Operating expenses:
Compensation, operating and administrative expenses	295,350	232,977	786,372	690,844
Depreciation and amortization	5,101	4,759	15,111	16,643
Total segment operating expenses	300,451	237,736	801,483	707,487
Gross contract costs	(52,659)	(29,200)	(120,385)	(84,859)
Total fee-based segment operating expenses	247,792	208,536	681,098	622,628
Operating income	$17,921	4,598	29,403	7,294

Continued: Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Real Estate Services
Asia Pacific
Revenue	$237,027	206,272	655,370	597,147
Equity earnings	11	47	2	161
Total segment revenue	237,038	206,319	655,372	597,308
Gross contract costs	(33,663)	(21,893)	(79,039)	(67,772)
Total segment fee revenue	203,375	184,426	576,333	529,536
Operating expenses:
Compensation, operating and administrative expenses	215,138	191,026	611,435	555,446
Depreciation and amortization	2,968	3,143	9,220	9,556
Total segment operating expenses	218,106	194,169	620,655	565,002
Gross contract costs	(33,663)	(21,893)	(79,039)	(67,772)
Total fee-based segment operating expenses	184,443	172,276	541,616	497,230
Operating income	$18,932	12,150	34,717	32,306

Investment Management
Revenue	$67,349	71,588	188,367	198,232
Equity earnings	6,580	10,678	21,392	22,644
Total segment revenue	73,929	82,266	209,759	220,876
Operating expenses:
Compensation, operating and administrative expenses	56,738	57,616	158,626	158,104
Depreciation and amortization	394	439	1,386	1,382
Total segment operating expenses	57,132	58,055	160,012	159,486
Operating income	$16,797	24,211	49,747	61,390

Segment Reconciling Items:
Total segment revenue	$1,113,376	960,189	2,973,305	2,706,626
Reclassification of equity earnings	6,574	10,698	21,132	22,500
Total revenue	1,106,802	949,491	2,952,173	2,684,126
Total segment operating expenses before restructuring and acquisition charges	1,014,785	876,819	2,764,465	2,513,245
Operating income before restructuring and acquisition charges	92,017	72,672	187,708	170,881

Restructuring and acquisition charges	4,919	6,820	14,689	32,376
Operating income	$87,098	65,852	173,019	138,505

(5) Business Combinations, Goodwill and Other Intangible Assets

2013 Business Combinations Activity
During the nine months ended September 30, 2013, we paid $54.5 million for business acquisitions consisting of (1) $11.2 million paid for three new acquisitions and (2) $43.3 million for contingent earn-out consideration related to acquisitions completed in prior years, including $36.9 million for the final earn-out payment for the 2008 Staubach acquisition. Also in relation to acquisitions completed in prior years, we paid $70.5 million for deferred acquisition obligations, including $29.7 million for the 2011 King Sturge acquisition and $34.6 million for the 2008 Staubach acquisition.

During the nine months ended September 30, 2013, we completed three new acquisitions in the United States including: (1) Quadrant Realty Finance LLC, a real estate debt and equity origination firm that expands our Capital Markets capabilities in Dallas and North Texas, (2) Capital Realty LLC, a Kansas City-based commercial real estate firm that specializes in leasing, property management, real estate transactions, and project management and development services, and (3) Means Knaus Partners, a Houston-based property management company that has a portfolio of office space under management with properties located primarily in Dallas, Denver, Houston, Los Angeles, Orlando, Tampa and Chicago. Terms of these acquisitions included: (1) cash paid at closing of $11.2 million, (2) consideration subject only to the passage of time recorded as Deferred business acquisition obligations at a current fair value of $10.9 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as current and long-term liabilities, at their estimated fair value of $6.1 million. We are still evaluating the fair value of the assets and liabilities acquired in these acquisitions; preliminary purchase price allocations have resulted in goodwill of $27.3 million, which we anticipate being able to amortize and deduct for tax purposes, and identifiable intangibles of $1.0 million. During the nine months ended September 30, 2013, we also increased goodwill by $14.4 million for contingent earn-out payments recorded when the performance conditions were achieved.

Earn-Out Payments
At September 30, 2013, we had the potential to make earn-out payments on 11 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $32.9 million at September 30, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due over the next four years.

Approximately $4.1 million of these potential earn-out payments are the result of acquisitions completed prior to the adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $28.8 million of potential earn-out payments for acquisitions completed under ASC 805 will result in increases or decreases in Operating, administrative and other expenses in our consolidated statements of comprehensive income (loss). The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill as of September 30, 2013. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $1.9 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.9 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $32.7 million that will be amortized over their remaining finite useful lives, and (3) $7.9 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$964,975	625,111	244,255	19,420	1,853,761
Additions, net of adjustments	35,212	6,440	1,215	—	42,867
Impact of exchange rate movements	(281)	1,823	(8,080)	(242)	(6,780)
Balance as of September 30, 2013	$999,906	633,374	237,390	19,178	1,889,848

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	Investment Management	Consolidated
Gross Carrying Amount
Balance as of January 1, 2013	$91,149	42,348	13,760	9,023	156,280
Additions	2,885	—	—	—	2,885
Adjustment for fully amortized intangibles	—	—	(3,471)	—	(3,471)
Impact of exchange rate movements	(10)	(107)	(750)	(917)	(1,784)
Balance as of September 30, 2013	$94,024	42,241	9,539	8,106	153,910

Accumulated Amortization
Balance as of January 1, 2013	$(71,315)	(26,538)	(12,361)	(134)	(110,348)
Amortization expense	(4,978)	(1,678)	(463)	—	(7,119)
Adjustment for fully amortized intangibles	—	—	3,471	—	3,471
Impact of exchange rate movements	10	(8)	716	17	735
Balance as of September 30, 2013	$(76,283)	(28,224)	(8,637)	(117)	(113,261)

Net book value as of September 30, 2013	$17,741	14,017	902	7,989	40,649

The following table shows the remaining estimated future amortization expense for our identifiable intangibles with finite useful lives at September 30, 2013 ($ in thousands):

2013 (3 months)	$2,966
2014	8,371
2015	7,287
2016	3,706
2017	2,920
2018	2,274
Thereafter	5,137
Total	$32,661

(6)	Investments in Real Estate Ventures
As of September 30, 2013 and December 31, 2012, we had total investments in real estate ventures of $287.7 million and $268.1 million, respectively. We account for the majority of our funds under the equity method of accounting. Starting in 2011, we have elected the fair value option for certain of our direct investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our ownership percentages in these investments generally range from less than 1% to 15%.

We utilize two investment vehicles to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LaSalle Investment Company I (“LIC I”) is our investment vehicle for substantially all co-investment commitments made through December 31, 2005. LIC I is fully committed to underlying real estate ventures. At September 30, 2013, our maximum potential unfunded commitment to LIC I is $5.1 million (€3.7 million). LaSalle Investment Company II (“LIC II”) is our investment vehicle for substantially all co-investment commitments made after December 31, 2005. At September 30, 2013, LIC II has unfunded capital commitments to the underlying funds of $192.8 million, of which our 48.78% share is $94.1 million. The $94.1 million commitment is part of our maximum potential unfunded total commitment to LIC II at September 30, 2013 of $128.6 million. Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $64.8 million as of September 30, 2013.

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

LIC II maintains a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. The LIC II Facility contains a credit rating trigger and a material adverse condition clause. If either the credit rating trigger or the material adverse condition clause becomes triggered, the facility would be in default and outstanding borrowings would need to be repaid. Such a condition would require us to fund our pro-rata share of the then outstanding balance on the LIC II Facility, which is the limit of our liability. The maximum exposure to Jones Lang LaSalle, assuming that the LIC II Facility was fully drawn, would be $29.3 million. The exposure is included within and cannot exceed our maximum potential unfunded commitment to LIC II of $128.6 million. As of September 30, 2013, LIC II had $6.7 million of outstanding borrowings on the LIC II Facility.

Our investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments, either directly or indirectly, of $6.0 million and $6.7 million at September 30, 2013 and December 31, 2012, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. In each case, we determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our Consolidated Financial Statements.

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

When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the impairment. Equity earnings from real estate ventures included impairment charges of $0.8 million and $1.5 million, for the three months ended September 30, 2013 and 2012, respectively, and $3.0 million and $5.9 million, for the nine months ended September 30, 2013 and 2012, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
Starting in the third quarter of 2011, we elected the fair value option, in the ordinary course of business at the time of the initial direct investment, for certain investments in real estate ventures because we believe the fair value accounting method more accurately represents the value and performance of these investments. At September 30, 2013 and December 31, 2012, we had $75.1 million and $63.6 million, respectively, of direct investments that were accounted for under the fair value method. For direct investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our consolidated statements of comprehensive income within Equity earnings from real estate ventures. For the three and nine months ended September 30, 2013, we recognized fair value gains of $4.0 million and $3.3 million, respectively. For the three and nine months ended September 30, 2012, we recognized fair value gains of $0.3 million and $1.1 million, respectively. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

We account for our investment in LIC II under the equity method of accounting. LIC II accounts for certain of its investments under the fair value method. LIC II had investments of $61.1 million, $49.2 million, $43.6 million and $12.7 million at September 30, 2013, December 31, 2012, September 30, 2012, and December 31, 2011, respectively, that were accounted for under the fair value method.

The following table shows the current year movements in our direct investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2013	2012
Fair value investments as of January 1,	$63,579	23,169
Investments	13,392	54,173
Distributions	(2,727)	(1,500)
Net fair value gain	3,320	1,062
Foreign currency translation adjustments, net	(2,468)	807
Fair value investments as of September 30,	$75,096	77,711

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a primary element of our compensation program.

Restricted stock unit activity for the three months ended September 30, 2013 and September 30, 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at July 1, 2013	1,442.2	$71.27
Granted	58.7	91.85
Vested	(453.5)	71.10
Forfeited	(22.0)	57.56
Unvested at September 30, 2013	1,025.4	$72.82	2.24
Unvested shares expected to vest	991.1	$72.94	2.25

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at July 1, 2012	1,710.5	$68.49
Granted	15.6	70.56
Vested	(356.9)	69.34
Forfeited	(16.2)	63.56
Unvested at September 30, 2012	1,353.0	$68.35	2.22
Unvested shares expected to vest	1,310.9	$68.38	2.22

Restricted stock unit activity for the nine months ended September 30, 2013 and September 30, 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2013	1,345.9	$68.50
Granted	233.9	91.33
Vested	(513.2)	70.82
Forfeited	(41.2)	61.70
Unvested at September 30, 2013	1,025.4	$72.82	2.24
Unvested shares expected to vest	991.1	$72.94	2.25

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2012	1,362.3	$66.29
Granted	592.8	67.08
Vested	(574.3)	62.14
Forfeited	(27.8)	68.70
Unvested at September 30, 2012	1,353.0	$68.35	2.22
Unvested shares expected to vest	1,310.9	$68.38	2.22

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of September 30, 2013, we had $31.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at September 30, 2013 over varying periods into 2018.

Shares vested during the three months ended September 30, 2013 and 2012, had grant date fair values of $32.2 million and $24.7 million, respectively, and $36.3 million and $35.7 million, for the nine months ended September 30, 2013 and 2012, respectively. Shares granted during the three months ended September 30, 2013 and 2012 had grant date fair values of $5.4 million and $1.1 million, respectively, and $21.4 million and $39.8 million, for the nine months ended September 30, 2013 and 2012, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. In July 2013, we issued approximately 25,400 options under the SAYE plan at an exercise price of $77.65. In June 2012, we issued approximately 127,400 options under the SAYE plan at an exercise price of $59.26. There were approximately 233,000 and 237,400 options outstanding under the SAYE plan at September 30, 2013 and December 31, 2012, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2013 and 2012 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Employer service cost - benefits earned during the period	$956	986	2,857	2,970
Interest cost on projected benefit obligation	3,545	3,538	10,601	10,605
Expected return on plan assets	(4,930)	(4,321)	(14,741)	(12,941)
Net amortization of deferrals	528	524	1,579	1,569
Recognized actuarial loss	39	39	115	117
Net periodic pension cost	$138	766	411	2,320

The expected return on plan assets, included in net periodic pension cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 4.7% to 6.6%.

For the three months ended September 30, 2013 and 2012, we made payments of $4.2 million and $3.5 million, respectively, to these plans. For the nine months ended September 30, 2013 and 2012, we made payments of $10.3 million and $8.1 million, respectively, to these plans.

We expect to contribute an additional $2.2 million to these plans in the last three months of 2013, for a total of $12.5 million in 2013. We made $13.1 million of contributions to these plans during the year ended December 31, 2012.

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
There were no transfers between Level 1, Level 2 and Level 3 valuations during the three and nine months ended September 30, 2013 or 2012.

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

We estimate that the fair value of our Long-term senior notes was $268.0 million and $280.5 million at September 30, 2013 and December 31, 2012, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. Their actual carrying value was $275.0 million at September 30, 2013 and December 31, 2012.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. The fair values of our Warehouse receivables are based on the committed purchase price. At September 30, 2013, all of the Warehouse receivables were under commitment to be purchased by Freddie Mac and are presented at cost. When applicable we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013		December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$15,538	—	$4,351	—
Deferred compensation plan assets	76,464	—	60,523	—
Investments in real estate ventures accounted for at fair value	—	75,096	—	63,579
Total assets at fair value	$92,002	75,096	$64,874	63,579

Liabilities
Foreign currency forward contracts payable	$8,319	—	$10,074	—
Deferred compensation plan liabilities	74,833	—	62,095	—
Total liabilities at fair value	$83,152	—	$72,169	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At September 30, 2013, these forward exchange contracts had a gross notional value of $1.84 billion ($798.6 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $15.5 million and a current liability of $8.3 million. At December 31, 2012, these forward exchange contracts had a gross notional value of $1.95 billion ($886.6 million on a net basis) and were recorded on our consolidated balance sheet as a current asset of $4.4 million and a current liability of $10.1 million.

The revaluations of our foreign currency forward contracts resulted in a net gain of $7.2 million and a net loss of $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the net impact to earnings is not significant.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $15.5 million asset at September 30, 2013 was comprised of gross contracts with receivable positions of $15.7 million and payable positions of $0.2 million. The $8.3 million liability position at September 30, 2013 was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $9.6 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our consolidated balance sheet at September 30, 2013, as Other long-term assets of $76.5 million, long-term Deferred compensation liabilities of $74.8 million, and as a reduction of equity, Shares held in trust, of $8.1 million. This plan is recorded on our consolidated balance sheet at December 31, 2012 as Other long-term assets of $60.5 million, long-term Deferred compensation liabilities of $62.1 million, and as a reduction of equity, Shares held in trust, of $7.6 million.

Starting in 2011, we have elected the fair value option for certain direct investments in real estate ventures. We had $75.1 million and $63.6 million at September 30, 2013 and December 31, 2012, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our consolidated statements of comprehensive income (loss) within Equity earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures.

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

Credit Facility
At September 30, 2013, we had a $1.1 billion unsecured revolving credit facility (the “Facility”), which we renewed and expanded on October 4, 2013. We had $445.0 million and $169.0 million outstanding under the Facility, at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, we had the capacity to borrow up to an additional $634.5 million under the Facility. The average outstanding borrowings under the Facility were $560.8 million and $712.0 million during the three months ended September 30, 2013 and 2012, respectively, and $469.3 million and $678.0 million during the nine months ended September 30, 2013 and 2012, respectively.

As a result of the Facility renewal, the range in pricing decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. As of September 30, 2013, pricing on the Facility was LIBOR plus 1.625%. The effective interest rate on our debt was 1.6% during both the three months ended September 30, 2013 and 2012 and 1.5% and 1.6% during the nine months ended September 30, 2013 and 2012, respectively.

We remain in compliance with all covenants under our Facility as of September 30, 2013. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

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

The Facility renewal, among other things, increased our borrowing capacity to $1.2 billion, has a new maturity date of October 4, 2018, requires us to maintain a maximum cash flow leverage ratio of 3.50 through maturity, permits add-backs to adjusted EBITDA for charges related to any future restructuring initiatives, and permits add-backs to adjusted EBITDA for charges related to any future permitted acquisitions. Proceeds from the Facility renewal have been used to repay all amounts outstanding under our previously existing credit facility.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $45.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $35.5 million and $32.2 million at September 30, 2013 and December 31, 2012, respectively, of which $21.1 million and $25.8 million at September 30, 2013 and December 31, 2012, respectively, was attributable to local overdraft facilities.

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

The Notes are our unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility. The indenture contains covenants that limit our and our subsidiaries' abilities to, among other things, (1) incur liens, (2) enter into sale and leaseback transactions and (3) consolidate, merge or sell or transfer all or substantially all of our assets. We remain in compliance with all covenants under the Notes as of September 30, 2013.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $3.5 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively.

(12)	Restructuring and Acquisition Charges
For the three and nine months ended September 30, 2013, we recognized $4.9 million and $14.7 million, respectively, of restructuring and acquisition integration costs consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and fair value changes, and (4) other acquisition and information technology integration costs. For the three and nine months ended September 30, 2012, we recognized $6.8 million and $32.4 million, respectively, of such costs in the same expense categories.

The following table shows the restructuring and acquisition accrual activity, and the related payments made during the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2013	$9,991	5,188	11,963	4,235	31,377
Accruals	9,124	799	(1,351)	6,117	14,689
Payments made	(10,952)	(5,524)	(3,632)	(6,908)	(27,016)
September 30, 2013	$8,163	463	6,980	3,444	19,050

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2012	$11,712	7,555	7,912	4,778	31,957
Accruals	4,227	7,552	8,227	12,370	32,376
Fixed asset disposals	—	—	—	(1,799)	(1,799)
Payments made	(11,209)	(6,465)	(2,192)	(12,856)	(32,722)
September 30, 2012	$4,730	8,642	13,947	2,493	29,812

We expect that the majority of accrued severance and other accrued acquisition costs will be paid by the end of 2013. Payments relating to accrued retention bonuses will be made periodically through the second quarter of 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

(13) Subsequent Event
The Company announced on October 28, 2013, that its Board of Directors has declared a semi-annual cash dividend of $0.22 per share of its common stock. The dividend payment will be made on December 13, 2013, to holders of record at the close of business on November 15, 2013. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three and nine months ended September 30, 2013, and Jones Lang LaSalle’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) and also available on our website (www.jll.com).You should also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Annual Report on Form 10-K.

The following discussion and analysis contains certain forward-looking statements which we generally identify by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Jones Lang LaSalle’s actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements included within this section for further information.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2013.

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

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. Our effective tax rate for the three and nine months ended September 30, 2013, and our forecasted tax rate for 2013, is 24.9%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (1) our geographic mix of income, (2) legislative actions on statutory tax rates effective in the quarter in which the legislation is enacted, and (3) the impact of tax planning.

The geographic mix of our income can significantly impact our effective tax rate. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with meaningful contributions to our effective tax rate include: The Netherlands (25%), The People's Republic of China (25%), Switzerland (21%), Russia (20%), Saudi Arabia (20%), Turkey (20%), Poland (19%), Singapore (17%), Hong Kong (16.5%), Cyprus (12.5%) and Macau (12%). Also, on July 17, 2013, the United Kingdom enacted legislation that will decrease its corporate tax rates over time, and will bring the United Kingdom rate into the group of lower tax rate jurisdictions contributing to our effective tax rate. The impact of this change on our United Kingdom deferred tax asset position is reflected in our estimated effective tax rate in the third quarter of 2013; the impact of the favorable resolution of tax examinations during the third quarter had a largely offsetting effect.

Items Affecting Comparability

Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by macroeconomic and geopolitical trends, the global and regional real estate markets, and the financial and credit markets. These conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.

LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

Equity earnings (losses) from real estate ventures also may vary substantially from period to period for a variety of reasons, including impairment charges, changes in fair value, realized gains or losses on asset dispositions, or incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

Transactional-Based Revenue
Transactional-based services for leasing, real estate investment banking, and capital markets activities, and for other transactional-based services within our RES businesses, increase the variability of the revenue we receive because these transactions are driven by the size and timing of our clients’ transactions from period to period. The timing and the magnitude of these fees can vary significantly from period to period.

Foreign Currency
We conduct business using a variety of currencies, but report our results in U.S. dollars, as a result of which the volatility of currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because these results may demonstrate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. As a result, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of our financial condition in the Results of Operations section included herein.

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

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. These processes can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively consistent on a quarterly basis. Consequently, the results for the periods ended September 30, 2013 and 2012, are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report Equity earnings (losses) from real estate ventures in our consolidated statements of comprehensive income (loss) after Operating income. However, for segment reporting we reflect Equity earnings (losses) from real estate ventures within Total revenue. Also, vendor and subcontract costs on certain client assignments in property and facilities management, and project and development services (“gross contract costs”), are presented on a gross basis in our consolidated statement of comprehensive income (loss), but are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses,” in our segment reporting. See Note 4, Business Segments, of the Notes to Consolidated Financial Statements for Equity earnings (losses) from real estate ventures reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity earnings (losses) from real estate ventures included in segment revenue.

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$333.2	309.5	23.7	0%	8%
Capital Markets & Hotels	163.5	114.1	49.4	43%	46%
Property & Facility Management (1)	233.7	207.9	25.8	12%	17%
Project & Development Services (1)	95.1	89.2	5.9	7%	8%
Advisory, Consulting and Other	95.7	85.6	10.1	12%	13%
LaSalle Investment Management	67.3	71.6	(4.3)	(6%)	(4%)
Fee revenue	$988.5	877.9	110.6	13%	15%
Gross contract costs	118.3	71.6	46.7	65%	68%
Total revenue	$1,106.8	949.5	157.3	17%	19%
Operating expenses, excluding gross contract costs	896.5	805.2	91.3	11%	13%
Gross contract costs	118.3	71.6	46.7	65%	68%
Restructuring and acquisition charges	4.9	6.8	(1.9)	(28%)	(26%)
Total operating expenses	1,019.7	883.6	136.1	15%	17%
Operating income	$87.1	65.9	21.2	32%	36%
(1) Amounts have been adjusted to remove gross contract costs.

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$860.9	838.7	22.2	0%	3%
Capital Markets & Hotels	441.6	318.6	123.0	39%	40%
Property & Facility Management (1)	656.8	607.7	49.1	8%	11%
Project & Development Services (1)	258.2	254.5	3.7	1%	3%
Advisory, Consulting and Other	271.4	257.0	14.4	6%	6%
LaSalle Investment Management	188.4	198.3	(9.9)	(5%)	(4%)
Fee revenue	$2,677.3	2,474.8	202.5	8%	9%
Gross contract costs	274.9	209.3	65.6	31%	33%
Total revenue	$2,952.2	2,684.1	268.1	10%	11%
Operating expenses, excluding gross contract costs	2,489.6	2,303.9	185.7	8%	9%
Gross contract costs	274.9	209.3	65.6	31%	33%
Restructuring and acquisition charges	14.7	32.4	(17.7)	(55%)	(55%)
Total operating expenses	2,779.2	2,545.6	233.6	9%	11%
Operating income	$173.0	138.5	34.5	25%	27%
(1) Amounts have been adjusted to remove gross contract costs.

In the third quarter of 2013, fee revenue grew 15% in local currency year-over-year, led by a 46% local currency increase in Capital Markets & Hotels and a 17% local currency increase in Property & Facility Management. Global capital markets investment volumes overall increased 41% compared to the third quarter of 2012. Leasing revenue grew 8% in local currency, after being flat year-over-year for the first half of the year, as leasing markets improved in the third quarter, with gross absorption for the quarter increasing 5% year-over-year. Property & Facility Management fee revenue grew 17% in local currency, with all three of our RES segments generating double-digit year-over-year increases, reflecting continued growth in our services for property owners and corporate occupiers looking to us for outsourced real estate solutions. Total revenue increased 17% in U.S. dollars, 19% in local currency; the difference between the local currency increase and the U.S. dollar increase was driven by year-over-year weakening in major Asia Pacific currencies, with the Australian dollar, Japanese yen and Indian rupee all showing significant year-over-year declines against the U.S. dollar.
In the third quarter of 2013, all three of our regional RES segments generated double-digit year-over-year fee revenue growth, led by a 24% local currency increase in EMEA. EMEA experienced revenue growth in all major service lines, led by a 61% local currency increase in Capital Markets & Hotels. Within the BRIC countries (Brazil, Russia, India and China) markets in Russia, China and India began to stabilize compared to recent periods, while Brazil continues to be challenging.
Fee revenue for the nine months ended September 30, 2013 was $2.7 billion, a 9% local currency increase year-over-year. Consistent with the third quarter of 2013 results, the year-to-date increase in fee revenue was driven by growth in Capital Markets & Hotels, which grew 40% in local currency, and Property & Facility Management, which grew 11% in local currency.
Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $897 million in the third quarter, an increase of 13% in local currency, and $2.5 billion for the nine months ended September 30, 2013, an increase of 9% in local currency. These increases were due to costs to support higher revenue levels and higher incentive compensation costs associated with higher transaction volumes.
Increased revenue and operating efficiencies resulted in improved operating margins in the third quarter. Fee-based operating margins, excluding restructuring and acquisition charges and King Sturge intangible amortization, were 9.4% and 8.3% for the three months ended September 30, 2013 and 2012, respectively, and 7.1% for each of the nine months ended September 30, 2013 and 2012.
Total operating expenses include restructuring and acquisition charges of $4.9 million and $6.8 million for the three months ended September 30, 2013 and 2012, respectively, and $14.7 million and $32.4 million for the nine months ended September 30, 2013 and 2012, respectively. The 2013 restructuring charges were primarily for severance related to position eliminations in EMEA and the Americas, as well as integration costs from the King Sturge acquisition. Operating expenses also included intangible amortization related to the King Sturge acquisition of $0.6 million for the three months ended September 30, 2013 and 2012, and $1.7 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Net interest expense was $9.6 million and $10.0 million for the three months ended September 30, 2013 and 2012, respectively, and $26.6 million and $24.8 million for the nine months ended September 30, 2013 and 2012, respectively. On a year-over-year basis interest expense increased as a result of the diversification of our debt to include the November 2012 issuance of $275 million 10-year Senior Notes at a fixed rate of 4.4%. This increase was partially off-set by a reduction in interest accretion on deferred acquisition obligations as these balances have been paid down by $180 million over the last twelve months.
Equity earnings was $6.6 million and $10.7 million for the three months ended September 30, 2013 and 2012, respectively, and $21.1 million and $22.5 million for the nine months ended September 30, 2013 and 2012, respectively, and resulted primarily from the sale of assets within LaSalle Investment Management funds, reflective of positive investment performance.

The effective tax rate for the three and nine months ended September 30, 2013 and the forecasted tax rate for 2013 is 24.9%, consistent with our effective tax rate for the twelve months ended December 31, 2012.

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

Real Estate Services

Americas

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$232.6	214.1	18.5	9%	9%
Capital Markets & Hotels	46.7	39.1	7.6	19%	19%
Property & Facility Management (1)	98.0	83.7	14.3	17%	18%
Project & Development Services (1)	48.4	46.1	2.3	5%	6%
Advisory, Consulting and Other	26.4	25.6	0.8	3%	2%
Equity earnings	—	0.1	(0.1)	n.m.	n.m.
Fee revenue	$452.1	408.7	43.4	11%	11%
Gross contract costs	32.0	20.6	11.4	55%	57%
Total revenue	$484.1	429.3	54.8	13%	13%
Operating expenses, excluding gross contract costs	$407.2	366.3	40.9	11%	12%
Gross contract costs	32.0	20.6	11.4	55%	57%
Operating income	$44.9	42.4	2.5	6%	6%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$582.6	550.8	31.8	6%	6%
Capital Markets & Hotels	138.7	109.1	29.6	27%	27%
Property & Facility Management (1)	274.0	251.4	22.6	9%	10%
Project & Development Services (1)	128.4	130.5	(2.1)	(2%)	(1%)
Advisory, Consulting and Other	77.9	75.3	2.6	3%	3%
Equity earnings	0.3	(0.1)	0.4	n.m.	n.m.
Fee revenue	$1,201.9	1,117.0	84.9	8%	8%
Gross contract costs	75.4	56.6	18.8	33%	34%
Total revenue	$1,277.3	1,173.6	103.7	9%	9%
Operating expenses, excluding gross contract costs	$1,106.9	1,024.6	82.3	8%	8%
Gross contract costs	75.4	56.6	18.8	33%	34%
Operating income	$95.0	92.4	2.6	3%	2%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Americas' fee revenue in local currency increased 11% and 8% for the three and nine months ended September 30, 2013, respectively, primarily due to growth in Capital Markets & Hotels, Leasing and Property & Facility Management. Capital Markets & Hotels revenue increased 19% and 27% for the three and nine months ended September 30, 2013, respectively, due to growth in investment sales and corporate finance. Year-over-year overall market investment volumes increased 43% in the third quarter and 18% year-to-date in the Americas. Leasing revenue increased 9% and 6% for the three and nine months ended September 30, 2013, respectively, generally in line with overall market volumes, which increased 11% and 4% for the three and nine months ended September 30, 2013, respectively.
Property & Facility Management revenue grew 17% and 9% for the three and nine months ended September 30, 2013, respectively, driven by recent wins and the successful onboarding of new Corporate Solutions clients. On a geographic basis, revenue increases in the U.S. were partially offset by slowing in Latin America, particularly Brazil.
Fee-based operating expenses increased 11% and 8% for the three and nine months ended September 30, 2013, respectively, due to increased revenue levels, including variable compensation from increases in transactional revenue, as well as continued strategic investments in professional staff in efforts to grow market share. Operating income margins calculated on a fee revenue basis were 9.9% and 10.4% for the three months ended September 30, 2013 and 2012, respectively. Operating margins were negatively impacted by challenging market conditions in Latin America, primarily Brazil. Excluding Latin America, the third quarter operating margin increased by 0.2% compared with the third quarter of 2012.

EMEA

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$58.8	52.7	6.1	12%	10%
Capital Markets & Hotels	82.8	51.1	31.7	62%	61%
Property & Facility Management (1)	48.9	42.3	6.6	16%	15%
Project & Development Services (1)	29.6	26.1	3.5	13%	11%
Advisory, Consulting and Other	45.6	41.1	4.5	11%	11%
Equity earnings	—	(0.2)	0.2	n.m.	n.m.
Fee revenue	$265.7	213.1	52.6	25%	24%
Gross contract costs	52.7	29.2	23.5	80%	74%
Total revenue	$318.4	242.3	76.1	31%	30%
Operating expenses, excluding gross contract costs	$247.8	208.5	39.3	19%	18%
Gross contract costs	52.7	29.2	23.5	80%	74%
Operating income	$17.9	4.6	13.3	n.m.	n.m.
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$167.9	166.3	1.6	1%	0%
Capital Markets & Hotels	204.2	140.2	64.0	46%	46%
Property & Facility Management (1)	131.4	125.3	6.1	0%	5%
Project & Development Services (1)	81.1	76.0	5.1	7%	6%
Advisory, Consulting and Other	126.4	122.3	4.1	3%	4%
Equity earnings	(0.5)	(0.2)	(0.3)	n.m.	n.m.
Fee revenue	$710.5	629.9	80.6	13%	13%
Gross contract costs	120.4	84.9	35.5	42%	39%
Total revenue	$830.9	714.8	116.1	16%	16%
Operating expenses, excluding gross contract costs	$681.1	622.6	58.5	9%	10%
Gross contract costs	120.4	84.9	35.5	42%	39%
Operating income	$29.4	7.3	22.1	n.m.	n.m.
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

EMEA's fee revenue increased 24% and 13% in local currency for the three and nine months ended September 30, 2013, respectively, driven by Capital Markets & Hotels, which increased 61% and 46% in local currency for these periods, respectively. This growth was achieved with overall market volumes in the region up 42% in the quarter and 23% for the year-to-date period. Leasing revenue increased 10% in local currency for the three months ended September 30, 2013 and was flat in local currency for the nine months ended September 30, 2013. This growth was achieved despite overall market leasing activity decreasing year-over-year by 9% and 4% for the three and nine months ended September 30, 2013, respectively.

Property & Facility Management revenue increased 15% in local currency in the quarter primarily due to growth in UK property management and the successful onboarding of new Corporate Solutions clients. Project & Development Services grew 11% and 6% in local currency for the three and nine months ended September 30, 2013, respectively, as a result of continued growth in our Tetris fit-out business, which is expanding its offering to provide services for hotel and retail clients. On a geographic basis, the revenue growth for the region in the quarter was driven by the UK, France, the Netherlands and Southern Europe.
Fee-based operating expenses increased 18% and 10% in local currency for the three and nine months ended September 30, 2013, respectively, primarily due to the increases in both transactional revenue activity and more annuity-like revenue streams such as Property & Facility Management. EMEA's operating expenses included amortization of King Sturge intangible assets of $0.6 million for the three months ended September 30, 2013 and 2012, and $1.7 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. Adjusted operating income margin on a fee revenue basis, excluding King Sturge intangible amortization, was 7.0% and 2.4% for the three months ended September 30, 2013 and 2012, respectively, and 4.4% and 1.8% for the nine months ended September 30, 2013 and 2012, respectively. Improved margin performance was the result of significant revenue growth as well as continued disciplined management of the cost base in the region.
Asia Pacific

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$41.8	42.7	(0.9)	(2%)	4%
Capital Markets & Hotels	34.0	23.9	10.1	42%	56%
Property & Facility Management (1)	86.8	81.9	4.9	6%	16%
Project & Development Services (1)	17.1	17.0	0.1	1%	10%
Advisory, Consulting and Other	23.7	18.9	4.8	25%	30%
Equity earnings	—	—	—	n.m.	n.m.
Fee revenue	$203.4	184.4	19.0	10%	19%
Gross contract costs	33.6	21.9	11.7	53%	69%
Total revenue	$237.0	206.3	30.7	15%	24%
Operating expenses, excluding gross contract costs	$184.5	172.3	12.2	7%	15%
Gross contract costs	33.6	21.9	11.7	53%	69%
Operating income	$18.9	12.1	6.8	56%	81%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Leasing	$110.4	121.6	(11.2)	(9%)	(7%)
Capital Markets & Hotels	98.7	69.3	29.4	42%	48%
Property & Facility Management (1)	251.5	231.0	20.5	9%	15%
Project & Development Services (1)	48.7	48.0	0.7	1%	7%
Advisory, Consulting and Other	67.1	59.4	7.7	13%	15%
Equity earnings	—	0.2	(0.2)	n.m.	n.m.
Fee revenue	$576.4	529.5	46.9	9%	14%
Gross contract costs	79.0	67.8	11.2	17%	26%
Total revenue	$655.4	597.3	58.1	10%	15%
Operating expenses, excluding gross contract costs	$541.7	497.2	44.5	9%	13%
Gross contract costs	79.0	67.8	11.2	17%	26%
Operating income	$34.7	32.3	2.4	7%	20%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Asia Pacific's fee revenue increased 19% and 14% in local currency for the three and nine months ended September 30, 2013, respectively. Fee revenue increases were lower in U.S. dollars, by nine and five percentage points for the three and nine month periods, respectively, driven by strengthening of the U.S. dollar against several major Asia Pacific currencies, including the Australian dollar, Japanese yen and Indian rupee.
Most of Asia Pacific's major services lines showed strong growth, led by Capital Markets & Hotels, which increased 56% and 48% in local currency for the three and nine months ended September 30, 2013, respectively, driven by growth in Australia, Japan and Hong Kong. This performance was achieved relative to overall market volumes that increased 33% and 25% for the three and nine months ended September 30, 2013, respectively. Property & Facility Management delivered fee revenue annuity growth of 16% and 15% in local currency for the three and nine months ended September 30, 2013. Leasing activity showed signs of improvement, increasing 4% in local currency in the third quarter, though still down 7% in local currency for the nine months ended September 30, 2013. Gross absorption of leased space in the region increased 7% in the third quarter and decreased 12% for the nine months ended September 30, 2013.
Fee-based operating expenses increased 15% and 13% for the three and nine months ended September 30, 2013, respectively, the result of increased Capital Markets transactional revenue and increased Facility Management activity. Adjusted operating income margin on a fee revenue basis was 9.3% and 6.6% for the three months ended September 30, 2013 and 2012, respectively, and 6.0% and 6.1% for the nine months ended September 30, 2013 and 2012, respectively. Margin increases in the quarter were largely the result of leveraging our existing cost base to drive revenue growth, while still investing strategically for profitable growth.

Investment Management

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Advisory fees	$55.4	57.4	(2.0)	(3%)	(2%)
Transaction fees & other	2.6	2.5	0.1	4%	12%
Incentive fees	9.3	11.7	(2.4)	(21%)	(20%)
Equity earnings	6.6	10.7	(4.1)	(38%)	(38%)
Total segment revenue	73.9	82.3	(8.4)	(10%)	(9%)
Operating expenses	57.1	58.1	(1.0)	(2%)	0%
Operating income	$16.8	24.2	(7.4)	(31%)	(30%)

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2013	September 30, 2012	U.S. dollars		Currency
Advisory fees	$167.0	172.0	(5.0)	(3%)	(1%)
Transaction fees & other	10.9	5.9	5.0	85%	88%
Incentive fees	10.5	20.4	(9.9)	(49%)	(48%)
Equity earnings	21.4	22.6	(1.2)	(5%)	(5%)
Total segment revenue	209.8	220.9	(11.1)	(5%)	(4%)
Operating expenses	160.0	159.5	0.5	—	2%
Operating income	$49.8	61.4	(11.6)	(19%)	(19%)

LaSalle Investment Management's total segment revenue decreased 9% and 4% in local currency for the three and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2013 was primarily due to decreases in equity earnings and incentive fees that are driven by timing of asset sales and other client related considerations.
The revenue decrease for the nine months ended September 30, 2013 was primarily due to significant incentive fees recognized in the first quarter of 2012 that were not repeated in 2013. Advisory fees were $55.4 million for the three months ended September 30, 2013, which are consistent with quarterly averages in local currency for the last 12 to 18 months.

Operating expenses remained relatively constant year-over-year, showing no growth and a 2% increase in local currency for the three and nine months ended September 30, 2013, respectively. Operating income margin was 22.7% and 29.4% for the three months ended September 30, 2013 and 2012, respectively, and 23.7% and 27.8% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating margins was primarily the result of lower equity earnings and incentive fees.

LaSalle Investment Management raised capital of $1 billion and $3.3 billion for the three and nine months ended September 30, 2013, respectively, primarily in private equity commitments, which will generate growth in assets under management and in advisory fees as the capital is invested. Assets under management were $46.7 billion at September 30, 2013, compared with $46.3 billion at June 30, 2013, due to $2.1 billion of acquisitions and valuation increases partially offset by $1.7 billion of dispositions and foreign currency movements.

Consolidated Cash Flows

Operating Activities
During the first nine months of 2013, we used $100 million of cash for operating activities, compared to $34 million provided by operating activities in the first nine months of 2012. The decrease in cash provided by operations was primarily due to growth in receivables and other working capital requirements to support the year-over-year increase in revenue. The majority of annual incentive compensation accrued at year end is paid in the first quarter of the year, and represents one of the Company's major uses of operating cash flow. In 2012, we terminated our Stock Ownership Plan (the “SOP”) for 2012 incentive compensation. The SOP required certain senior management to receive from 10% to 20% of their annual incentive compensation in the form of restricted stock units. The termination of this plan resulted in higher cash incentive payments being made in the first quarter of 2013. In the first quarter of 2012, approximately $23 million of annual incentive compensation was granted in the form of restricted stock units that would have been paid in cash had the SOP been terminated a year earlier.

Investing Activities
We used $112 million of cash for investing activities in the first nine months of 2013, a $24 million decrease from the $136 million used for investing activities in the first nine months of 2012. This decrease was primarily due to a net $41 million decrease in investments in real estate ventures. The timing of our investments in and the distributions from our real estate ventures is driven by the timing of asset sales and other client related considerations, and thus can vary significantly from period to period. This decrease was partially off-set by a $28 million increase in cash used for acquisitions. In the first nine months of 2013, we spent $55 million for acquisition related items, including $11 million for new acquisitions and $44 million for earn-outs, primarily as a result of a $37 million earn-out payment made relating to the 2008 Staubach acquisition.

Financing Activities
Financing activities provided $180 million of cash in the first nine months of 2013, a $137 million increase over the $43 million provided by financing activities in the first nine months of 2012. This increase was primarily due to $205 million more of net borrowings under our credit facility during the first nine months of 2013, compared to the the first nine months of 2012.
A portion of this increase in borrowing is due to the differences in the distributions between cash and credit facility balances at the beginning of the last two years. Cash balance and net borrowings under the credit facility were significantly higher at the beginning of 2012 due to Eurozone liquidity concerns at that time, resulting in comparatively lower net borrowings in the first nine months of 2012. Partially off-setting the increase in borrowing was a $39 million increase in payments for deferred acquisition obligations; this increase is primarily a a result of the the third quarter payment of $35 million of deferred obligations relating to the 2008 Staubach acquisition.

Liquidity and Capital Resources
We finance our operations, co-investment activities, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings under our credit facilities, and through issuance of our Long-term senior notes.

Credit Facilities
At September 30, 2013, we had a $1.1 billion unsecured revolving credit facility (the “Facility”), which we renewed and expanded on October 4, 2013. This renewal, among other things, increased our borrowing capacity to $1.2 billion, has extended the maturity date of October 2018, and lowered the pricing to LIBOR plus 1.00% to 1.75%. We had $445.0 million and $169.0 million outstanding under the Facility, at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, we had the capacity to borrow up to an additional $634.5 million under the Facility. The average outstanding borrowings under the Facility were $560.8 million and $712.0 million during the three months ended September 30, 2013 and 2012, respectively, and $469.3 million and $678.0 million during the nine months ended September 30, 2013 and 2012, respectively.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $45.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $35.5 million and $32.2 million at September 30, 2013 and December 31, 2012, respectively, of which $21.1 million and $25.8 million at September 30, 2013 and December 31, 2012, respectively, were attributable to local overdraft facilities.

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

Co-Investment Activity
As of September 30, 2013, we had total investments of $287.7 million in approximately 50 separate property or commingled funds. For the nine months ended September 30, 2013 and 2012, net funding exceeded the return of capital for our co-investments by $13.7 million and $54.5 million, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of our Investment Management business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2013, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2012 or in the first nine months of 2013. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on October 28, 2013, that its Board of Directors has declared a semi-annual cash dividend of $0.22 per share of its common stock. The dividend payment will be made on December 13, 2013, to holders of record at the close of business on November 15, 2013. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company’s Stock Award and Incentive Plan.

Capital Expenditures
For the nine months ended September 30, 2013 and 2012, capital expenditures were $55.2 million and $54.8 million, respectively. Our capital expenditures are primarily for ongoing improvements to computer hardware and information systems and improvements to leased space.

Business Acquisitions
For the nine months ended September 30, 2013 and 2012, we used $54.5 million and $26.2 million, respectively, in connection with acquisitions. These payments were primarily contingent earn-out payments for acquisitions completed in prior years. We also paid $70.5 million and $31.7 million during the nine months ended September 30, 2013 and 2012, respectively, for deferred acquisition obligations related to acquisitions we completed in prior years. Terms for our acquisitions completed in prior years included some or all of the following: (1) cash paid at closing, (2) provisions for additional consideration and (3) earn-outs subject to certain contract provisions and performance. Deferred business acquisition obligations totaling $130.3 million at September 30, 2013 on our consolidated balance sheet represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2013, we had the potential to make earn-out payments on 11 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $32.9 million at September 30, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due in the next four years.

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

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2013, of our total cash and cash equivalents of $119.7 million, approximately $103.6 million was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The net assets of these countries in aggregate totaled 3% of the firm’s total net assets at both September 30, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and directly to funds for future fundings of co-investments totaling a maximum of $198.5 million as of September 30, 2013. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our credit facility (the "Facility"), consisting of $1.1 billion of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. We renewed the Facility on October 4, 2013 and increased our borrowing capacity to $1.2 billion. As a result of this renewal, the range in pricing decreased to LIBOR plus 1.00% to 1.75%.

We had $445.0 million and $169.0 million outstanding under the Facility, at September 30, 2013 and December 31, 2012, respectively. The average outstanding borrowings under the Facility were $560.8 million and $712.0 million during the three months ended September 30, 2013 and 2012, respectively, and $469.3 million and $678.0 million during the nine months ended September 30, 2013 and 2012, respectively. The effective interest rate on our debt was 1.6% for both the three months ended September 30, 2013 and 2012, and 1.5% and 1.6% during the nine months ended September 30, 2013 and 2012, respectively.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2012 or the first nine months of 2013, and we had no such agreements outstanding at September 30, 2013.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 55% of our total revenue for both of the nine months ended September 30, 2013 and 2012, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% and 12% of revenue for the nine months ended September 30, 2013 and 2012, respectively) and the British pound (14% and 13% of revenue for the nine months ended September 30, 2013 and 2012, respectively).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a year-over-year basis, for the nine months ended September 30, 2013, our total revenue increased 10% in U.S. dollars and 11% in local currency and our operating income increased 25% in U.S. dollars and 27% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management’s Discussion and Analysis of Financial Conditions and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2013, we had forward exchange contracts in effect with a gross notional value of $1.84 billion ($798.6 million on a net basis) and a net fair value gain of $7.2 million. This net carrying gain is offset by a carrying loss in associated intercompany loans such that the net impact to earnings is not significant.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2013, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

*	*	*	*	*	*

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

On October 3, 2013, we announced that Lauralee E. Martin, the Chief Executive Officer of the Company’s Americas regional business segment and a member of the Company’s Global Executive Board, had resigned from the Company, effective immediately, in order to become the Chief Executive Officer of HCP, Inc., a U.S. publicly traded real estate investment trust that is focused on the healthcare industry and has over $20 billion in assets (NYSE:HCP). Ms. Martin has served as a member of the Board of Directors of HCP since 2008. Colin Dyer, Global Chief Executive Officer of the Company, assumed direct oversight of the Americas region immediately following Ms. Martin’s departure.

Corporate Officers
The names and titles of our corporate executive officers are as follows:

Global Executive Board

Colin Dyer
Chief Executive Officer and President, and
Chief Executive Officer, Americas

Christie B. Kelly
Executive Vice President and Chief Financial Officer

Alastair Hughes
Chief Executive Officer, Asia Pacific

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Christian Ulbrich
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

J. Corey Lewis
Director of Internal Audit

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2013.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (2) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (3) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013 (Unaudited), (4) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith