Form 10-K/A
period 2012-12-31
JONES LANG LASALLE INC
filed 2014-02-27
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on 20, 2013 was 44,080,043.

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Explanatory Note
This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013, is filed to disclose information required by Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in “Item 1. Business” and the additional exhibits in “Item 15. Exhibits and Financial Statement Schedules”, no part of the Original Annual Report is amended hereby.
Except as noted above, this Amendment does not reflect events occurring after the filing of the Original Annual Report and the Original Annual Report has not been updated to reflect any events, results or developments concerning our business, financial condition or results of operations that occurred subsequent to the filing date of the Original Annual Report, or to modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings. Readers should be advised that this Amendment continues to describe conditions as of the date of the Original Annual Report.

PART I
Item 1. Business
Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Iran Threat Reduction and Syria Human Rights Act of 2012, which was enacted on August 10, 2012, added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended (“Section 13(r)”). Section 13(r) requires disclosure where we or any of our affiliates have knowingly engaged, among other things, in certain transactions, even if those transactions are immaterial, involving Iran, the Government of Iran, or persons or entities designated under certain executive orders. We must also file a notice with the SEC if any disclosable activities under Section 13(r) have been included in an annual or quarterly report. Section 13(r) applies to all annual and quarterly reports required to be made after February 6, 2013, and applies to all contracts, including those in existence on or before that date.
U.S. laws and regulations govern the provision of products and services to, and other trade-related activities involving, certain targeted countries and parties. These measures include U.S. economic sanctions targeting Iran, to which the Company is subject. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries that are subject to embargoes and sanctions or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the “Specially Designated Nationals and Blocked Persons List” (“SDN List”) maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”).
In 2012, a U.K. subsidiary of the Company provided U.K. local property rating valuation services for a London property owned by the National Iranian Oil Company (“NIOC”) and certain of its affiliates, which appear on OFAC’s SDN List. The Company’s compliance personnel recently identified this activity. Since learning of this activity, our senior management has terminated the provision of any services to NIOC, and the Company does not otherwise intend to continue the services to NIOC or to otherwise engage in Iran-related activity contrary to applicable rules and regulations. There were no gross revenues and net profits attributable to these activities during 2012. We believe the activities involving NIOC were inadvertent violations of our internal compliance policies, and the Company has submitted an initial notice of voluntary disclosure to OFAC regarding these transactions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of February 2014.

JONES LANG LASALLE INCORPORATED

By:	/s/ Mark K. Engel
Mark K. Engel
Executive Vice President and Global Controller (Principal Accounting Officer)