Form 10-K
period 2013-12-31
JONES LANG LASALLE INC
filed 2014-02-27
CIK 1037976

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 1, 2013 was $4,051,358,049.

The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 24, 2014 was 44,501,699.

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

COMPANY OVERVIEW

Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as “we,” “us,” “our,” “the Company” or “the Firm”) was incorporated in 1997. Our common stock is listed on The New York Stock Exchange under the symbol “JLL.”

We are a financial and professional services firm specializing in real estate. We offer comprehensive integrated services on a local, regional and global basis to owner, occupier, investor and developer clients seeking increased value by owning, occupying or investing in real estate. We have more than 200 corporate offices worldwide from which we provide services to clients in more than 75 countries. We have approximately 52,700 employees, including 30,800 employees whose costs our clients reimburse.

We deliver an array of Real Estate Services (“RES”) across three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA") and (3) Asia Pacific. LaSalle Investment Management, a wholly owned member of the Jones Lang LaSalle group that comprises our fourth business segment (“LaSalle”), is one of the world’s largest and most diversified real estate investment management firms.

In 2013, we generated record-setting fee revenue of $4 billion across our four business segments, a 12% increase over 2012 in local currency. We believe we remain well-positioned to take advantage of the opportunities in a consolidating industry and to navigate successfully the dynamic and challenging markets in which we compete worldwide.

We are proud to be a preferred provider of global real estate services, an employer of choice, a consistent winner of industry awards and a valued partner to the largest and most successful companies and institutions in the global marketplace.

For discussion of our segment results, please see “Results of Operations” and “Market Risks” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, of the Notes to Consolidated Financial Statements.

Awards

We won numerous awards during 2013, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:

•	For the sixth consecutive year, one of the World’s Most Ethical Companies by the Ethisphere Institute

•	For the fifth consecutive year, one of the Global Outsourcing 100 - International Association of Outsourcing Professionals

•	For the fifth consecutive year, America’s #1 Corporate Real Estate Services Firm by the Watkins Survey

•	One of America’s 100 Most Trustworthy Companies by Forbes

•	One of the 100 Best Corporate Citizens by CR (Corporate Responsibility) Magazine

•	One of the top suppliers to each of P&G, AT&T and TIAA-CREF

•	A Top Technology Innovator Across Americas by InformationWeek

•	One of the Best Places to Work by a number of local publications

•	Best Performing Property Brand by the Managing Partners’ Forum Awards for Management Excellence

•	2013 Energy Star Sustained Excellence Award by the U.S. Environmental Protection Agency

•	Office, Investment and Industrial Agencies of the Year at the UK Property Awards

•	Property Manager of the Year at European Pension Awards

•	Best Property Consultancy in each of Singapore, Thailand and Indonesia as part of multiple other awards at the International Property Awards for Asia Pacific

•	Best Global Agency and Letting Advisor as part of multiple Euromoney Awards.

Services and Clientele

The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Owners)	Strategic Consulting and Advisory Services
Investment Management	Tenant Representation
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (in alphabetical order):

Critical Environments and Data Centers	Infrastructure Projects
Cultural Facilities	Military Housing
Educational Facilities	Office Properties
Government Facilities	Residential Properties (Individual and Multi-Family)
Healthcare and Laboratory Facilities	Retail Properties and Shopping Malls
Hotels and Hospitality Facilities	Sports Facilities
Industrial Properties	Transportation Centers
Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the opportunities we perceive.

We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (“public sector”) entities. Increasingly, we are also offering services to middle-market companies seeking to outsource real estate services. Through LaSalle Investment Management, we invest for clients on a global basis in both publicly traded real estate securities and private real estate assets and debt obligations. As an example of the breadth and significance of our client base, we provide services to approximately half of the Fortune 500 companies and approximately 70% of the Fortune 100 companies.

Distinguishing Attributes

The attributes that enhance our services and distinguish our Firm, which we discuss in more detail below under “Competitive Differentiators,” include:

•	Our focus on client relationship management as a means to provide superior client service on an increasingly coordinated basis;

•	Our integrated global services platform;

•	The quality and worldwide reach of our industry-leading research function, enhanced by applications of technology;

•	Our reputation for consistent and trustworthy service delivery worldwide, as measured by our creation of best practices and by the skills, experience, collaborative nature and integrity of our people;

•	Our ability to deliver innovative solutions and technology applications to assist our clients in maximizing the value of their real estate portfolios;

•	Our local market knowledge;

•	The strength of our brand and reputation;

•	The strength of our financial position;

•	Our high staff engagement levels;

•	Our efforts to deliver the best possible returns for investment management clients;

•	The quality of our internal governance and enterprise risk management; and

•	Our sustainability leadership.

We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. We began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies (“JLW,” founded in England in 1783) with LaSalle Partners Incorporated (“LaSalle Partners,” founded in the United States in 1968).

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

Since 2005, we have completed more than 50 acquisitions as part of our global growth strategy. These strategic acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions have increased our presence and product offering globally, and have included acquisitions in England, Scotland, Finland, France, Germany, the Netherlands, Spain, Turkey, Dubai, South Africa, Hong Kong, Singapore, Japan, Indonesia, India, the Philippines, Australia, Canada, Brazil and the United States.

We believe our market reach strengthens the long-term value of the enterprise in a number of ways, including by (1) protecting us from episodic volatility or disruption in any specific region, (2) enhancing the expertise of our people through knowledge sharing among colleagues across the globe and (3) allowing us to identify and react to emerging trends and risks quickly.

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

In May 2011, we completed the acquisition of King Sturge, a United Kingdom-based international property consultancy. The King Sturge acquisition, which extended our historical roots back to its founding in 1760, significantly enhanced the strength and depth of our service capabilities in the United Kingdom and in continental Europe, adding approximately 1,400 employees.

In 2013, we completed five acquisitions, three of which expanded our capabilities in key United States markets: (1) Quadrant Realty Finance LLC, a real estate debt and equity origination firm that expands our Capital Markets capabilities in Dallas and North Texas, (2) Capital Realty LLC, a Kansas City-based commercial real estate firm that specializes in leasing, property management, real estate transactions, and project management and development services, (3) Means Knaus Partners, a Houston-based property management company that has a portfolio of office space under management with properties located primarily in Dallas, Denver, Houston, Los Angeles, Orlando, Tampa and Chicago, (4) OPEX Consulting, a Japanese consulting firm that provides supply chain and logistics consulting services, and (5) Halcyon Real Estate PTE LTD, a Singapore-based commercial real estate firm.

We will continue to consider acquisitions that we believe will strengthen our market positions, expand our service offerings, increase our profitability and supplement our organic growth. However, there is no assurance that we will engage in acquisition activity in the future at the same pace as we have in the past.

Historical Overview

Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise

Our mission is to deliver exceptional strategic fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide. We deliver a combination of services, expertise and technology applications on an integrated global platform that we own (and do not franchise), the totality of which we believe distinguishes us from our competitors and contributes to service excellence and customer loyalty. While we face high-quality competition in individual markets, we believe that we have a unique set of attributes that makes us the best choice for clients seeking real estate and investment management services on a world-wide basis. We have the size and scale of resources necessary to deliver the expertise of the Firm wherever clients need it. Our culture of client service, teamwork, and integrity means that we can marshal those resources to deliver the greatest possible value and results. Our “client first” and ethical orientation means that our people focus on how we can best provide what our clients need and want, with integrity and transparency. Our governance and enterprise risk management orientation means that we have built an enterprise that clients can rely on to be there for them over the long-term. In totality, these aspects result in a sustainable business model that supports and promotes our short, medium and long-term successes and creates financial and non-financial benefits for our stakeholders and the global community.

Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe often franchise at least some of their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly-owned offices, directly-employed personnel and integrated information technology, human resources and financial systems. That network also permits us to promote a high level of governance, enterprise risk management and integrity throughout the organization and to leverage our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

We have designed our business model to (1) create value for our clients, shareholders and employees and (2) establish high-quality relationships with the suppliers we engage and the communities in which we operate. Our synergistic approach seeks to derive business benefits from the application and intersection primarily of human resources, financial and intellectual capital and technology. Based on our established presence in, and intimate knowledge of, local real estate and capital markets worldwide, and supported by our investments in thought leadership, technology and the use of electronic means to gather, analyze and communicate information relevant to our constituencies, we believe that we create value for clients by addressing their local, regional and global real estate needs as well as their broader business, strategic, operating and financial goals. Given the increasingly global and interconnected marketplace in which many of our major clients compete, our own capacity to deliver global solutions has also become increasingly important to our business model.

We strive to create a healthy and dynamic balance between (1) activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and (2) investments in people (such as new hires), acquisitions, technologies and systems designed to produce sustainable returns over the longer term.

Our financial strength and our reputation for integrity, strong governance and transparency, which we believe are the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them.

The ability to create and deliver value to our clients drives our revenue and profits, which in turn allows us to invest in our business and our people, improving productivity and shareholder value. In doing so, we enable our people to advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically, adds adjacent service offerings and develops new competencies. We are also increasingly able to develop and expand our relationships with suppliers of services to our own organization as well as to our clients, for whom we serve a significant intermediary role. By expanding employment both internally and to outsourced providers, we stimulate economically the locations in which we operate, and we increase the opportunities for those we directly or indirectly employ to engage in community services and other activities beneficial to society.

Attributes of Our Business Model

Global Governance Structure

To achieve our mission, we must establish and maintain an enterprise that will sustain itself over the long term for the benefit of all of our stakeholders-clients, shareholders, employees, suppliers and communities, among others. Accordingly, we have committed ourselves to effective corporate governance that reflects best practices and the highest level of business ethics. For a number of years, we have governed the organization through a highly coordinated framework within which decisions are deliberated and corporate authority is derived:

GLOBAL STRATEGIC PRIORITIES

To continue to create on-going value for our clients, shareholders and employees, both from current and longer-term perspectives, we have identified five strategic priorities, which we call the G5. Although we have grown significantly over the past decade, we believe we have a substantial opportunity to continue to grow and prosper by providing our core services within our key markets, whose potential remains large given the global magnitude of commercial and residential real estate, broadly defined. From time to time we may add adjacent services that are not part of our historical core functions, but we intend these to be opportunistic in nature and targeted to individual geographical locations. A recent example is that we have successfully expanded the cross-border brokerage of high-end residential properties in London with the 2011 King Sturge merger. A second example is the expansion of our Tetris-branded fit-out business we originally acquired in France and have been introducing into other countries.

We regularly re-evaluate whether the G5 continue to be the right priorities for best driving the business forward toward that overall objective.

G1: Build our Leading Local and Regional Service Operations

Our strength in local and regional markets contributes to the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our more than 200 wholly-owned offices around the world. We continually seek to leverage our established business presence in the world’s principal real estate markets to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to fuel our competitive advantage and make us more attractive to current and prospective clients, as well as to revenue-generating employees such as brokers and client relationship managers.

Metrics: During 2013, we completed 28,900 transactions for landlord and tenant clients, representing 658 million square feet of space. This represents a 7% increase in square feet, over 2012.

G2: Strengthen our Leading Position in Corporate Solutions

The accelerating trends of globalization, cost cutting, energy management and the outsourcing of real estate services by corporate occupiers support our decision to emphasize a truly global Corporate Solutions business that serves the comprehensive needs of corporate clients. This service delivery capability helps us create new client relationships, particularly as companies turn to outsourcing their real estate as a way to manage expenses and to implement sustainable practices. These services have proved to be counter-cyclical, as we have seen demand for them strengthen when the economy has weakened. In addition, a number of corporate clients are demanding the cross-regional capabilities that we can deliver.

Metrics: During 2013, we provided corporate facility management services for approximately 1.1 billion square feet of clients’ real estate, a 27% increase from 2012. From large corporations, we had 43 new wins, 18 expansions of existing relationships and 17 contract renewals. From middle-market corporations we had 59 new wins.

G3: Capture the Leading Share of Global Capital Flows for Investment Sales

Our focus on further developing our ability to provide global Capital Markets services reflects the increasingly international nature of cross-border money flows into real estate and the global marketing of real estate assets. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate.

Metrics: During 2013, we provided capital markets services for $98.7 billion of client transactions, a 43% increase from 2012.

G4: Strengthen LaSalle Investment Management’s Leadership Position

With its integrated global platform, LaSalle Investment Management ("LaSalle") is well-positioned to serve institutional real estate investors looking for attractive opportunities around the world. Increasingly, it has also been developing its ability to serve individual retail investors. LaSalle develops and implements strategies based on a thorough understanding of investor objectives and knowledge of risks and rewards. We intend to continue to maintain strong offerings in core products to meet the demand from clients who seek lower risk investments in the most stable and mature real estate markets. In addition, we continue to strengthen our capabilities in value-add, opportunistic and mezzanine debt strategies to meet evolving client objectives.

Metrics: At the end of 2013, LaSalle had assets under management of $47.6 billion, substantially unchanged from 2012 while raising $7.0 billion of capital, the highest since 2007.

G5: Connections: Differentiate and Sustain by Connecting Across the Firm and with Clients and other Stakeholders

To create real value and new opportunities for our clients, shareholders and employees, we regularly work to strengthen and fully leverage the links between our people, service lines and geographies to better connect with our clients and put the Firm’s global expertise and experience to work for them. This includes constantly striving to leverage use of the Internet and emerging social media to gather and disseminate information that will be useful to our clients, employees, vendors and other constituencies. Linking our operations effectively to make service delivery more efficient not only serves client needs but also contributes to productivity and profitability, and enhances our ability to identify and manage the enterprise risks inherent in our business.

We have committed resources to each of the G5 priorities in past years and expect to continue to do so in the future. This strategy has helped us weather economic downturns, continue to grow market share, expand our services by developing adjacent offerings and take advantage of new opportunities.

Our strategic review has validated the continued potential for our G5 priorities to drive the long-term sustained growth of our firm and deliver real value to our clients. In order to derive the full advantage of that potential, we recognize the need to accelerate the development of the G5 in order to meet the challenges of our dynamic markets and the specific themes we have identified such as globalization and urbanization. We will do this by targeting our efforts and capital resources to:

•	Deploy innovative technology that allows our people to mine the depth of our intellectual property in order to provide the most sophisticated possible advice and service to our clients.

•	Apply best practices in human resources to supply our businesses with well-trained, engaged and diverse employees and create an overall culture that serves to retain our top talent.

•	Promote a brand that fully leverages our digital capabilities and clearly reflects the breadth of our expertise, wisdom, governance and integrity.

•	Establish tools and processes that make our operations highly productive and minimize losses from enterprise risk.

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

STRATEGY 2020: OUR FUTURE ORIENTATION

During the past three years, we have been conducting a significant internal process called our Strategy 2020 Project, which we designed to identify specific business and operational strategies that we believe will best drive the continued success of the G5 priorities over the longer term. They include:

•	Employing an investment philosophy and filters focused on growth that will best meet client needs and concentrate on the most lucrative potential services, markets and cities;

•	Establishing charters for internal business boards with responsibility for promoting more inter-connected global approaches, where appropriate, to client services and delivery;

•
Using technology, including emerging Internet and social media capabilities, to provide information to clients to help them maximize the value of their real estate portfolios and to mine and apply our knowledge to improve the ability of our people to provide superior client services;

•	Deploying additional tools and metrics that will make our people as productive and efficient as possible;

•	Determining how best to marshal, train, recruit, motivate and retain the human resources that will have the skill sets and other abilities necessary to accomplish our strategic objectives;

•	Continuing to develop our brand and reputation for high quality client service, integrity and intimate local and global market knowledge;

•	Building our brand in digital and social media channels; and

•
Continuing to promote best-in-class governance, compliance, enterprise risk management and professional standards to operate a sustainable organization capable of meeting the significant challenges and risks inherent in global markets and to minimize disruptions to, and distractions from, the accomplishment of our corporate mission.

As a professional services organization, the principal capitals we deploy are (1) human resources enabled by (2) intellectual property in the form of market knowledge, technology and innovation, and a strong reputation for quality, expertise and integrity and (3) financial resources. Our 2020 strategy review substantially validated that the historical approach we have taken to our business should sustain us in the future. We believe there is ample room for growth within our core markets and competencies without having to resort to particularly different business lines in order to continue to grow and prosper as a business organization. We will, however, maintain an open mind to moving into adjacent businesses where local teams identify specific opportunities.

We also believe that our historical approach to growth through a combination of organic development of talent and opportunistic acquisitions continues to be the best overall approach for us. Our business model has natural risk mitigation benefits derived from the diversity of our geographic presence, asset classes served and complementary service lines. This diversity also provides revenue streams that have both short-term transactional and longer-term annuity characteristics.

During 2013, we took significant steps to begin to implement 2020 strategies and priorities through deployment of cross-functional workstreams that engaged our leadership globally. We expect these workstreams to continue for the foreseeable future and we have put a mechanism in place for both our Board of Directors and our Global Executive Board to monitor and influence their progress on a regular basis.

Our Strategy 2020 Project identified certain particular challenges we will need to confront to successfully implement its goals:

•
In terms of our human capital, we recognize that our investments in talent will continue to be a primary method of creating long-term value and that continuing business growth will necessitate the growth and increased flexibility and diversity of our workforce. This can be a challenge, particularly in emerging markets, where the available pool of talent does not necessarily have the skill sets we need. Consequently, we may need to establish our own training programs beyond what is typically required for companies in developed markets. Increased reliance on third-party suppliers may create challenges in terms of due diligence, performance management and ensuring that third-party personnel have the same level of commitment and integrity as we demand in our own people. In developed markets, the challenge of growing a workforce with the requisite skill sets can be frustrated by the targeted efforts of competitors to hire away our people, including sometimes by offering above-market compensation.

•
In terms of our intellectual capital, we recognize the challenge of continuing to identify innovations through which we can provide increasingly valuable services to our clients, including as the result of developing, identifying and successfully applying new technologies to our business processes.

•
In terms of our financial capital, we recognize the challenge of maintaining healthy short-term profit margins while continuing to invest in the further growth of the business. As there is constant fee pressure from our clients that is inherent in a competitive professional services environment, we need to continue to find additional ways to increase the productivity of our people so that we can drive higher revenue per person. Additional productivity can be derived by improved application of technology, by continuous process improvements and through increased staff well-being and training and development, among other techniques.

SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES CAPITALS TO CREATE STAKEHOLDER VALUE

We apply our business strategy to the resources and capitals that we employ to provide services to assets owned or occupied by our clients. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, the management of third-party contractors. The revenue and profits we earn from those efforts are divided between further investments in our business, employee compensation and returns to our shareholders. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees and the global community of which our firm is a part. The following reflects a holistic picture of the interrelatedness and dependencies of the different factors that constitute our business model and affect our ability to create value over time:

BUSINESS SEGMENTS

We report our operations as four business segments. We manage our Real Estate Services (“RES”) product offerings geographically as (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific, and we manage our investment management business globally as (4) LaSalle Investment Management.

There are significant risks inherent in conducting a global business. We describe these in detail below in Item 1A, Risk Factors.

REAL ESTATE SERVICES (“RES”): AMERICAS, EMEA AND ASIA PACIFIC
To address the needs of real estate owners and occupiers, we provide a full range of integrated property, project management and transaction services locally, regionally and globally through our Americas, EMEA and Asia Pacific operating segments. We organize our RES in five major product categories:

•	Leasing;

•	Capital Markets and Hotels;

•	Property and Facility Management;

•	Project and Development Services; and

•	Advisory, Consulting and Other Services.

Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Firm to provide innovative solutions for our clients. For the year ended December 31, 2013, we derived our RES revenue from product categories and regional geographies as follows ($ in millions and showing change from 2012 in local currency):

For Property & Facility Management, Project & Development Services and total RES revenue, the table above shows “Fee Revenue,” or revenue net of vendor and subcontract costs that are included both in revenue and expense ("gross contract costs"). We believe that excluding gross contract costs from revenue in this presentation gives a more accurate picture of the revenue growth rates in these RES product categories.

RES Revenue Mix by Business Lines and Geographies

For the year ended December 31, 2013, our global total gross revenue of $4.5 billion was generated in the following countries:
In the Americas, our total RES operating revenue for the year ended December 31, 2013, was derived from the following countries in the proportions indicated below:

In EMEA, our total RES operating revenue for the year ended December 31, 2013, was derived from the following countries in the proportions indicated below:

In Asia Pacific, our total RES operating revenue for the year ended December 31, 2013, was derived from the following countries in the proportions indicated below:

These product categories, and the services we provide within them, include:

1. Leasing Services

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients’ best interests. In 2013, we completed approximately 15,000 agency leasing transactions representing approximately 273 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases, although in some cases they are based on a dollar amount per square foot.

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

We determine Tenant Representation Services fees on a negotiated fee basis. In various markets, landlords may be responsible for paying them. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and incentive fees may be awarded for superior performance. In 2013, we completed approximately 13,900 tenant representation transactions representing approximately 385 million square feet of space.

2. Property and Facility Management

Property Management Services provides on-site management services to real estate owners for office, industrial, retail, multi-family residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients’ property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2013, we provided on-site property management services for properties totaling approximately 1.9 billion square feet.

We typically provide property management services through an on-site general manager and staff. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. In some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, but may be canceled at any time following a short notice period, usually 90 to 120 days, as is typical in the industry.

Integrated Facility Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2013, Integrated Facility Management Services managed approximately 1.1 billion square feet of real estate for its clients. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facility Management Services units, either alone or partnering with other business units, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent for our clients).

Our Integrated Facility Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and a performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facility Management

Services agreements are typically three to five years in duration, but they can be canceled at any time upon a short notice period, usually 30 to 60 days, as is typical in the industry.

We also provide Lease Administration and Auditing Services, helping clients centralize their lease management processes. Whether clients have a small number of leases or a global portfolio, we assist them by reducing costs associated with incorrect lease charges, right-sizing their portfolios through lease options, identifying underutilized assets and ensuring regulatory compliance to mitigate risk.

In the United States, United Kingdom and selected other countries, we provide Mobile Engineering Services to clients with large portfolios of sites. Rather than using multiple vendors to perform facility services, these companies hire JLL to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services and reducing travel time between sites.

3. Project and Development Services

Project and Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments. These include conversion management, move management, construction management and strategic occupancy planning services. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facility Management Services and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients, serving as a general contractor in some cases. Additionally, we provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States and to a limited but growing extent in other countries.

Our Project and Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.

In EMEA, we provide fit-out and refurbishment services on a principal basis under the Tetris brand, which we retained from an acquisition that our French business previously made.

4. Capital Markets and Hotels

Capital Markets and Hotels Services includes property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities and corporate finance advice and execution. We provide these services with respect to substantially all types of properties. In the United States, we are a Freddie Mac Program Plus® Seller/Servicer and operate a multi-family lending and commercial loan servicing platform. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing real estate assets internationally and investing outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing and introducing innovative new financial products and strategies, Capital Markets Services is also integral to the business development efforts of our other businesses.

Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.

We also deliver specialized Capital Markets Services for hotel and hospitality assets and portfolios on a global basis including investment sales, mergers and acquisitions and financing. We provide services to assets that span the hospitality spectrum: luxury properties; resorts; select service and budget hotels; golf courses; theme parks; casinos; spas; and pubs.

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

We provide Energy and Sustainability Services to occupiers and investors to help them develop their corporate sustainability strategies, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design (“LEED”) construction or retrofits and provide sustainable building operations management. We have more than 1,400 energy and sustainability accredited professionals and estimate that we have generated over $642 million of energy saving for our clients from 2007 through 2012. In 2012 alone, we documented $176 million in energy savings for our clients and reduced their greenhouse gas emissions by 913,000 tons. Our advice enabled better sustainability performance in a total of 1,351 buildings, a 28% increase compared to 2011.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

LASALLE INVESTMENT MANAGEMENT

Our global real estate investment management business, a member of the Jones Lang LaSalle group that we operate under the brand name of LaSalle Investment Management ("LaSalle"), has three priorities:

•	Deliver superior performance,

•	Develop and execute investment strategies that meet the specific investment objectives of our clients, and

•	Deliver uniformly high levels of service globally.

We provide investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2013, LaSalle managed $47.6 billion of public real estate securities and private real estate assets, including debt and equity making us one of the world’s largest managers of institutional capital invested in real estate assets and securities.

LaSalle provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types including office, retail, industrial, health care and multi-family residential. We act either through commingled investment funds or single client account relationships (“separate accounts”). We also offer indirect public investments, primarily in publicly traded real estate investment trusts (“REITs”) and other real estate equities.

The distribution of LaSalle’s assets under management is as follows ($ in billions):

Separate Accounts	$23.5
Commingled Funds	13.7
Public Securities	10.4
Total Assets under Management	$47.6
We believe the success of our investment management business comes from our investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, LaSalle's research department utilizes the extensive local presence of Jones Lang LaSalle professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 20 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.

Private Investments in Real Estate Properties (Separate Accounts and Fund Management)

In serving our investment management clients, LaSalle is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 10 funds that invest in assets in the Americas, 11 funds that invest in assets located in Europe and eight funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for whom we manage private real estate investments.

LaSalle is the advisor to the Jones Lang LaSalle Income Property Trust, a non-listed real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments.

As of December 31, 2013, LaSalle had approximately $37.2 billion in assets under management in commingled funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside the investments of clients’ funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. At December 31, 2013, we had a total of $287.2 million of Investments in real estate ventures that are included in LaSalle's $47.6 billion of assets under management.

We may engage in merchant banking activities in appropriate circumstances. These involve making investments of the Firm’s capital to acquire properties in order to seed investment management funds before they have been offered to clients. Historically, we have done this substantially through the LaSalle Investment Company structures we describe in Note 5 Investment in Real Estate Ventures of the Notes to Consolidated Financial Statements. We may also provide investment capital directly.

LaSalle conducts its operations with teams of professionals dedicated to achieving specific client objectives. We establish investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions to make private market investments. We utilize the investment committee approval process for LaSalle’s investment funds and for all separate account relationships.

LaSalle is generally compensated for investment management services for private equity investments based on initial capital invested and managed (known as advisory fees), with additional fees (known as incentive fees) tied to investment performance above benchmark levels. The terms of contracts vary by the form of investment vehicle involved and the type of service we provide. Our investment funds have various life spans, typically ranging between 5 and 10 years. Separate account advisory agreements generally have three-year terms with “at will” termination provisions, and include fee arrangements that are linked to the market value of the assets under management.

Investments in Public Equity

LaSalle also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of REITs and property company equities. As of December 31, 2013, LaSalle had approximately $10.4 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.

REVENUE SUMMARY

For the year ended December 31, 2013, we generated a total of $4.0 billion of fee revenue, meaning revenue net of gross contract costs for vendor and subcontract costs that are included in revenue and expense, from the following RES product categories and LaSalle:

COMPETITION

As the result of our significant growth over the previous decade, we are now one of the two largest real estate services and investment management providers on a global basis. We believe that other similar global providers are significantly smaller in terms of revenue than either of us. We believe that Jones Lang LaSalle’s geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best firm in our industry.

Although there has been, and we expect will continue to be, consolidation within our industry, the totality of real estate services constituting the industry remains very large and as a whole the provision of these services remains highly diverse and fragmented. Accordingly, since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional and local levels. Depending on the service, we also face competition from other real estate service providers, some of which may not traditionally be thought of as such, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies that self-provide their real estate services with in-house capabilities. While these competitors may be global firms that claim to have service competencies similar to ours, many are local or regional firms which, although substantially smaller in overall size, may be larger in a specific local or regional market.

COMPETITIVE DIFFERENTIATORS

We believe that the key value drivers we list below create several competitive differentiators. These form the basis of our market positioning as the firm of choice for sophisticated clients seeking an integrated financial and professional services firm specializing in real estate on a global basis.

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

Our client-driven focus enables us to develop long-term relationships with real estate investors, occupiers and developers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and locations. We support our relationship focus with an employee compensation and evaluation system designed to reward client relationship building, teamwork and quality performance, in addition to revenue development.

Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly owned offices with directly employed personnel we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world’s principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations on six continents and over 200 corporate offices, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within Jones Lang LaSalle.

We also anticipate that over time we will continue to expand our service offerings that are complementary or adjacent to our current offerings. An example would be providing services to multi-family residential real estate that complements our current services to commercial clients seeking to develop multi-use properties that encompass office, retail and residential space. Another example is that we have used our cross-border capabilities to expand the brokerage business, acquired from King Sturge in 2011, of high-end residential properties based in London.

Industry-Leading Research Capabilities. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. With approximately 350 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics of commercial real estate research. Research also plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of the Internet and social media techniques, to make our research, services and property offerings more readily available to our people and our clients.

We believe that our investments in research, technology, people and thought leadership position our Firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle Investment Management relies on our comprehensive understanding of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation and thought leadership in sustainability helps us secure and maintain profitable long-term relationships with the clients we target: the world’s leading real estate owners, occupiers, investors and developers.

Delivery of innovative solutions and consistent worldwide service, (including through applications of technology). We believe that our globally coordinated investments in research, technology, people, quality control and innovation, combined with the fact that our offices are wholly owned (rather than franchised) and our professionals are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients’ real estate investment and services needs exist.

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

We have made a patent pending application in the United States for an online software platform that connects space owners with individuals or companies to transact office space leases either individually or in the aggregate.

We expect that we will continue to seek and implement additional ways in which we can develop and deploy technology platforms, use the Internet and employ social media techniques as business tools that will proactively make our own services and the real estate properties we list on the Internet increasingly efficient and useful to our constituencies and that will support our marketing and client development activities.

Maximizing Values of Real Estate Portfolios. To maximize the values of our real estate investments, LaSalle Investment Management capitalizes on its strategic research insights and local market knowledge to develop an integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantageous perspective on implementing buying and selling strategies. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our clients’ assets based on an informed opinion of rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

Strong Brand and Reputation. In 2008, we introduced a new global brand positioning and visual identity to further differentiate us from our competitors. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize Jones Lang LaSalle’s ability to reliably create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the JLL and LaSalle Investment Management brands represent a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join us around the world.

In 2014, we will introduce the more formal use of the name “JLL” across our business. The name, which is also our New York Stock Exchange ticker symbol, has been used informally for a number of years, and we will begin to use it in co-existence with “Jones Lang LaSalle,” which will remain our legal name.

We believe we hold the necessary trademarks worldwide with respect to the “Jones Lang LaSalle,” “JLL” and “LaSalle Investment Management” names and the related logo, which we expect to continue to renew as necessary. We have applied for and expect to receive the right to use the top level domain names of each of “.jll” and “.lasalle” from the Internet Corporation for Assigned Names and Numbers (“ICANN”).

Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that allow us to maintain investment grade financial ratings. We believe that confidence in the financial strength of long-term service providers has become increasingly important to our clients. We believe that clients are increasingly making financial strength an important criteria when they select real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.

We also believe that our geographic dispersion and the diversity of our global service offerings diversify the sources of our revenue, reducing the overall inherent volatility of operating a real estate services business. This creates an additional measure of financial stability relative to other firms that are only local or regional and therefore must rely on the strength of fewer different markets.

For a number of years, we have maintained an investment grade rating from Standard & Poor’s (BBB- (stable)) and Moody’s Investor Services, Inc. (Baa2 (stable)). Our primary source of our credit is our unsecured $1.2 billion facility provided by an international syndicate of banks. During 2013, we renewed our credit facility to increase our borrowing capacity to $1.2 billion, extend our the maturity date to October 2018 and improve our pricing. During 2012, both to diversify our sources of credit and take advantage of historically low interest rates, we issued $275 million of long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.

Employee Engagement. As a business whose primary asset is the expertise and capabilities of its people, it is important to periodically measure and evaluate the level of our employee engagement, their performance enablement, as defined below, and the effectiveness of our managers. Approximately every two years, we use an outside provider to conduct a comprehensive employee survey and then assist us in evaluating the results. We conducted our most recent comprehensive survey in full during the summer of 2012 and an abbreviated update survey during 2013.

Using our outside provider’s definitions:

•
Employee engagement means the extent to which employees are motivated to contribute to organizational success and are willing to apply discretionary effort to accomplishing tasks important to the achievement of organizational goals;

•
Performance enablement means the extent to which an organization is committed to high levels of customer service and relies upon continuous improvement practices to achieve superior organizational results; and

•
Manager effectiveness means the extent to which supervisors are leaders, capable of facilitating team performance through effectively managing both the tasks and responsibilities as well as facilitating teamwork and interpersonal relationships.

Our results indicated that our people reported an overall higher level of engagement, performance enablement and manager effectiveness than the global norms. In all cases, our top quartile of most engaged employees demonstrated significantly higher results than the top quartile of the global norms. Our Employee Engagement Index, which measures the percentage of survey respondents reporting high levels of engagement with the firm and their work here reached 73% as measured in 2012, our most recent engagement survey.

While we were pleased with the results, we are developing and intend to implement various actions to address specific areas where the data indicated room for improvement or possible concerns. For example, while engagement for new hires increased, scores for our most tenured employees declined. Additionally, we recognize that our communication and response to survey feedback could improve. In any event, we believe that the quality of our people, and their commitment to our organization and to providing a high level of service to our clients, provides us with an important differentiator within the markets in which we operate.

In our 2013 update survey 81% of respondents either agreed or strongly agreed that, “Overall, I am extremely satisfied with this company as a place to work.” This was up 6% from a year ago and 10% above the global norm measured by our outside provider.

Strong governance, enterprise risk management and integrity. Our overlapping and communicative senior management and Board of Directors structure promotes an environment of best practices in corporate governance and controls. We believe that these attributes allow us to infuse a culture of internal communication and connectivity throughout the organization that is unparalleled in our industry.

Successful management of any organization’s enterprise risks is critical to its long-term viability. We seek to promote, operate and continually improve a globally integrated enterprise risk management model that optimizes our overall risk/reward profile though the coordinated and sophisticated interaction of business and corporate staff functions.
Related to our governance and enterprise risk management efforts, we believe in uncompromising integrity and the highest ethical conduct. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and is as a strong differentiator for our company.

Sustainability leadership. We have over 150 professionals dedicated to sustainability services for our clients. Beyond this, we are increasingly integrating sustainability into the core real estate services we deliver across the firm. An example is the sustainability experts in Project and Development Services who manage green building certifications and the creation of central sustainability roles to embed sustainability throughout the advice we give. Our leadership in sustainability is evidenced by our thought leadership, technology, awards and industry involvement.

Sustainability is a key focus, we invest heavily in our research and thought leadership to guide our clients’ real estate investment and occupation strategies. We continue to develop influential sustainability research that supports our clients and contributes to the wider industry. Our global publications serve as good examples of our progress, including the Global Sustainability Perspective, Real Estate Sustainability Transparency Index and the Green Blog. We also maintain more than 50 industry partnerships including numerous local green building councils worldwide. These include global efforts such as CDP, the United Nations Global Compact and Principles for Responsible Investment and the World Economic Forum.

In our Energy and Sustainability Services business, we have developed industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: 1) OneView Energy and Sustainability Analytics help us manage an ever-increasing volume of sustainability data on behalf of our clients around the globe; 2) Portfolio Energy and Environmental Reporting System, (“PEERS”) provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment; 3) Environmental Sustainability Platform is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption and; 4) IntelliCommand is a powerful platform that combines smart technology with building operations expertise and execution to provide 24/7 real-time remote monitoring and control of facilities. These demonstrate our global expertise in the provision of technology solutions and advance our role in addressing such global opportunities and challenges as climate change and smart buildings. Using our proprietary sustainability platforms, we help our clients measure and improve their environmental impact in nearly 154,000 buildings.

Our sustainability consulting services benefit a wide range of clients including, for example, Leasing clients who commission green leases, green interior design and green assessments of prospective buildings; Capital Markets and Investment Management clients who want green building valuation assessments; and Project and Development Services clients who request retrofits to existing building.

INDUSTRY TRENDS

Recovering Economic Conditions; Caution Among Corporate Occupiers. Since 2010, commercial real estate markets have broadly recovered around the world, although at different speeds and different levels of strength. As indicated by the Property Clocks (sm) published by Jones Lang LaSalle's research team and provided below, commercial values in most markets continued to rise through 2013, though at varying rates of growth.

Global capital flows for investment sales by region, below, indicate that volumes have continued to expand since they reached their lowest levels in the wake of the global financial crisis. However, market dynamics reflect contrasting conditions between the capital markets and the leasing markets. The strong capital markets have been supported by globally low interest rates, which have been encouraged by the so-called “quantitative easing” by the U.S. Federal Reserve Bank.
On the other hand, the leasing markets have been flatter since corporations have remained financially cautious in terms of commitments to space expansions and have also been focused on space optimization as a means to control cost and improve productivity.

We define market volumes for Leasing as gross absorption of office real estate space in square meters for the United States, Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the US dollar equivalent value of investment sales transactions globally in the office, retail, industrial, hotels, mixed-use and certain other asset classes (excluding entity-level transactions, development deals and multi-family residential investment), for individual property assets or portfolio of assets with a value above $5 million. Our research professionals aggregate this market volume information from a number of sources globally and make it publicly available through the quarterly publication of our Global Market Perspective reports. In assessing our market share performance, we compare our own Leasing and Capital Markets revenue performance to the market volume performance in a region or globally to conclude if we are growing faster than the overall market.

During 2011 and 2012, additional uncertainty was injected into the markets by the political and economic challenges that arose within the European Union, particularly as they influenced the credit quality of sovereign bonds issued by various European countries and the stability and liquidity of European banks. These pressures remain, although they appear to have moderated during 2013. Additionally, continued stubborn levels of unemployment and concern about the levels of public debt, pension obligations, tax policy, fiscal policy and areas of economic weakness in the United States continued to tamp down economic recovery through 2012, although these issues have seemed to moderate during 2013 and were not sufficiently negative to restrain strong performance of the U.S. equity markets. Political change and uncertainty, combined with slower than previous growth, also have led to questions that largely remained during 2013 about the ability of certain countries in Asia, particularly China and India, to continue to develop at historical rates. Conditions in the Middle East remained unstable during 2013, so there is not much more clarity in that region than there was a year ago. Commercial interests in the business potential of the more stable African countries appeared to continue to expand during 2013.

Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations have continued to pursue growth opportunities in international markets. Many are striving to control costs by outsourcing or off-shoring non-core business activities. Both trends have increased the demand for global real estate services, including facility management, tenant representation and leasing, and property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services-and consistently high service levels-in multiple markets around the world. The highly competitive marketplace for the services we provide, combined with financial pressures experienced by certain of our competitors have, however, continued to put negative pressure on fees within some of our service lines.

Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new opportunities for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions. One example we have seen in particular is that London residential real estate has become a type of “reserve currency” for wealthy individuals from other countries who are seeking stability in their investment holdings.

Growth of Outsourcing. In recent years outsourcing of professional real estate services has increased substantially, as corporations focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continues to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

In 2013, our Corporate Solutions business has continued to expand its client base as follows:

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

We expect institutional capital to continue to flow into real estate as many institutional funds are currently under-allocated to real estate as an asset class. We are also seeing institutional investors begin to consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle to larger managers such as LaSalle Investment Management.

Industry Consolidation and Other Trends. We believe that consolidation in our industry will continue as the larger, more financially and operationally stable companies gain market share and become increasingly capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite by investors remains conservative. Additionally, selecting service providers with the best reputation for sustainability leadership, governance, enterprise risk management and ethics will become increasingly important. Operators and investors seeking efficiencies from developing their supply chains will want to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or anti-money laundering regulations.

EMPLOYEES

With the help of aggressive goal setting and performance measurement systems and training, we attempt to instill in all our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcount at December 31, 2013 and 2012 (rounded to the nearest hundred):

	2013	2012
Professional non reimbursable employees	21,900	19,700
Directly reimbursable employees	30,800	28,300
Total employees	52,700	48,000

Reimbursable employees include our property and integrated facility management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions with the exception of approximately 1,300 directly reimbursable property maintenance employees in the United States. Approximately 36,700 and 33,600 of our employees at December 31, 2013 and 2012, respectively, were based in countries other than the United States.

CORPORATE GOVERNANCE; CODE OF BUSINESS ETHICS; CORPORATE SUSTAINABILITY AND RELATED MATTERS

We are committed to the values of effective corporate governance, operating our business to the highest ethical standards and conducting ourselves in an environmentally and socially responsible manner. We believe that these values promote the best long-term performance of the Company for the benefit of our shareholders, clients, staff and other constituencies.

Corporate Governance. We believe our policies and practices reflect corporate governance initiatives that comply with:

•	The listing requirements of the New York Stock Exchange (“NYSE”), on which our Common Stock is traded;

•	The corporate governance requirements of the Sarbanes‑Oxley Act of 2002, as currently in effect;

•	U.S. Securities and Exchange Commission regulations; and

•	The General Corporation Law of the State of Maryland, where Jones Lang LaSalle is incorporated.

Our Board of Directors regularly reviews corporate governance developments and modifies our By-Laws, Guidelines and Committee Charters accordingly. As a result, over the past years we have adopted the following corporate governance policies and approaches that are considered to be best practices in corporate governance:

•	Annual elections of all members of our Board of Directors;

•	Annual “say on pay” votes by shareholders with respect to executive compensation;

•	Right of shareholders owning 30% of the outstanding shares of our Common Stock to call a special meeting of shareholders for any purpose;

•	Majority voting in Director elections;

•	Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director;

•	Required approval by the Nominating and Governance Committee of any related-party transactions;

•	Executive session among the Non-Executive Directors at each in-person meeting;

•	Annual self-assessment by the Board of Directors and each of its Committees; and

•	Annual assessment by the Company’s senior executive management of the operation of the Board of Directors.

Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from the Ethisphere Institute, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company’s ethics program. In 2013, for the sixth consecutive year, we were also named to Ethisphere’s list of the World’s Most Ethical Companies, and we were recognized as one of America’s 100 Most Trustworthy Companies by Forbes and as one of America’s 100 Best Corporate Citizens.

We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given that our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.

Vendor Code of Conduct. Jones Lang LaSalle expects that each of its vendors, meaning any firm or individual providing a product or service to Jones Lang LaSalle or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the Jones Lang LaSalle Vendor Code of Conduct, which we publish in multiple languages on our website, www.jll.com. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain. During 2013, for example, we deployed Supplier Risk Quotient, a new tool developed by the Ethisphere Institute by which we can efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers that we engage both for our own firm and on behalf of clients.

Corporate Sustainability. We encourage and promote the principles of sustainability everywhere we operate. Seeking to improve the communities and environment in which our people work and live. We design our corporate policies to reflect the highest standards of corporate governance and transparency, and we hold ourselves responsible for our social, environmental and economic performance. These priorities guide the interactions we have with our shareholders, clients, employees, regulators and vendors, as well as with all others with whom we come in contact. We pursue our vision to lead the transformation of the real estate industry by making a positive impact both in and beyond our business.

We also work to foster an environment that values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our firm’s performance, the communities in which we operate and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds and embrace the varied experiences of all our employees.

Corporate Political Activities. Given the diversity of the Company’s clients, shareholders, staff and other constituencies, the general approach of the Company is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, our use of corporate funds or other resources for political activities has been negligible. From time to time, the Company may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders.

Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION

Jones Lang LaSalle’s Website address is www.jll.com. We make available, free of charge, our Form 10-K, 10-Q and 8-K reports, and our proxy statements, as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (“SEC”). You also may read and copy any document we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC’s Website address is www.sec.gov.

Our Website includes information about our corporate governance. We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this 10-K report:

•	Code of Business Ethics;

•	Vendor Code of Conduct;

•	Bylaws;

•	Corporate Governance Guidelines;

•	Charters for our Audit, Compensation, and Nominating and Governance Committees;

•	Statement of Qualifications for Members of the Board of Directors;

•	Complaint Procedures for Accounting and Auditing Matters; and

•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers.

The Company intends to post on its Website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.

Our Sustainability Report is available at www.jll.com/sustainability. Our latest report documents the firm’s achievements and challenges within both our services and operations. We take this seriously and are on a journey to embed sustainability deeply into our business. The report demonstrates how our approach aligns with our clients, adds value for shareholders and benefits our workforce and the wider community. We support five key sustainability themes: energy and resources, client service excellence, green buildings, community commitment and workplace well-being and diversity. We adhere to best practice standards, including CDP, the Global Reporting Initiative and the International Integrated Reporting Council.

Code of Business Ethics	Vendor Code of Conduct	Corporate Facts	Transparency Report	Sustainability Report

INTEGRATED REPORTING

As one of the pilot companies participating in the International Integrated Reporting Council (“IIRC”), we support the general principles designed to promote communications and our integrated thinking about how an organization’s strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an initial attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts are reflected primarily in our Corporate Sustainability Report. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to provide confidence to our clients with respect to our transparency and fair dealing are summarized in our Transparency Report, which we first published in 2013. The behaviors and standards we expect of our employees and of the suppliers we engage for our own firm and on behalf of clients are presented in our Code of Business Ethics and our Vendor Code of Conduct. Our Corporate Facts document is intended to provide an overall summary of the information we believe will be of primary interest to our different stakeholders.

We intend this Annual Report to satisfy the requirements of the International Framework (the “Framework”) issued by the IIRC in December, 2013 (www.theiirc.org). Following the Exhibit Index, we present a tie-sheet that cross-references the requirements in the Framework and the locations of our responses within this Annual Report.

Responsibility for Integrated Reporting. The Finance and Legal Services functions of our Company are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged the members of our Global Operating Board, which consists of the leaders of our corporate staff functions in addition to others and is described above in more detail, with respect to the preparation of the information presented in Items 1 (Business) and 1A (Risk Factors). In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.

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

Various factors over which we have no control significantly affect commercial real estate markets. These include (1) macro movements of the stock, bond, currency and derivatives markets; (2) the political environment; (3) government policy and regulations, in each case whether at local, national or international levels; and (4) the cost and availability of natural and non-renewable resources used to operate real estate. As an example, the severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. Although markets have subsequently stabilized and improved given the low interest rate environment that has been encouraged by the activities of various central banks, their continued recovery has in some cases been tempered for various reasons. These include (1) significant uncertainties arising out of the financial, political and liquidity challenges that have continued, albeit seeming to moderate during 2013, for heavily indebted countries within the European Union; (2) continued stubbornness of unemployment in certain countries around the world including the U.S and various European countries in particular; (3) uncertainty about future fiscal and tax policy within the U.S. and other countries, including how significant pension obligations at the U.S. state and local levels will be managed; and (4) the relative slow-down in certain economies in Asia including those of China and India. In general, significant macroeconomic and geopolitical uncertainties remain, and the strength of the recovery has therefore varied from one economy to another. Also, governments are responding to problematic situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate even as we did see continued improvement during 2013 and clear strength in global equities markets.

Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Board (the “GOB”), which includes our Global Chief Financial Officer, our business segment Chief Operating Officers and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Resumption, Professional Standards, Communications and Corporate Sustainability. The GOB coordinates its enterprise risk activities with our Internal Audit function, whose leadership attends GOB meetings and facilitates quarterly risk assessments of our business in order to determine where to focus its auditing and advisory efforts.

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

As a standing agenda item for its quarterly meetings, the Audit Committee discusses with management the process that has been followed in order to establish an enterprise risk management report. This report reflects (1) the then current most significant enterprise risks that management believes the Company is facing; (2) the efforts management is taking to avoid or mitigate the identified risks; and (3) how the Company’s internal audit function proposes to align its activities with the identified risks. The management representatives who regularly attend the Audit Committee meetings and participate in the preparation of the report and the discussion include our (1) Chief Financial Officer, (2) General Counsel and (3) Director of Internal Audit. At the meetings, the Director of Internal Audit reviews with the Committee how the report has informed the decisions about what aspects of the Company that Internal Audit will review as part of its regular audit procedures, as well as how various programmatic activities by Internal Audit have been influenced by the conclusions drawn in the report.
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

Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include (1) quarterly reviews by our GOB of operational errors and litigation situations so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (2) monthly reviews by our global team of Ethics Officers of internal ethics matters and general external ethics issues and consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to pro-actively address them; and (3) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions. One of the workstreams for the implementation of our Strategy 2020 Project, discussed in more detail above under “Company Overview,” is our “Getting Safely to 2020” Program, by which we are seeking to instill across all of our business lines more consistent approaches to certain risk mitigation and governance techniques.

Seeking Opportunities in Risks. Risks in business can also mean opportunity if they can be translated into services that help clients mitigate their own risks and for which they are willing to pay fees that adequately compensate the provider for the risks being absorbed. An example of how we may be able to monetize the absorption of risks is our ability to charge fees for taking on, as principal, the risks of performance of subcontractors so that our clients do not have to bear them directly. Another example is our experience and ability to conduct business with integrity in emerging markets that are generally perceived to be less transparent, which allows us to charge fees to multi-national companies desiring to expand their footprint into new markets but wanting to do so with the assistance of service providers they can trust to protect their interests and act according to ethical and other best practices.

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

We have previously experienced, and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as the extent of governmental stimulus and regulatory responses. During the 2011-2013 period, the inability of the European Union to effect a sustainable resolution of the financial and political instability of certain of its member countries has prevented the return of a healthy level of confidence to its market, although these issues appeared to moderate somewhat toward the end of 2013 as low interest rates supported stronger capital markets volumes in real estate. Structural and political issues, including significant unresolved pension obligations at state and local levels, have similarly restrained a confident recovery in the United States and have resulted in inconsistent and less robust development of certain Asian markets, including in China and India. Although we have been able to continue to grow our business largely by gaining market share, including as the result of targeted acquisitions, the continued inconsistent and sometimes tepid growth of commercial real estate and capital markets generally have challenged our ability to expand our business at a strong pace. For example, in 2013 we were able to take advantage of the buoyant capital markets that have resulted from central bank-influenced low interest rates, but we have been challenged by restrained leasing markets that have resulted from continuing conservatism by corporate occupiers.

The speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectedness that has resulted from the immediacy and availability of information permitted by the internet and social media, among other reasons. This has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature.

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect as a result of the following factors:

•	Decline in Acquisition and Disposition Activity.
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our LaSalle Investment Management business as well as our Capital Markets business in our Real Estate Services segments. For example, although overall conditions have improved, restrictions in the availability of credit in the European Union continued to negatively impact real estate pricing as a general matter in many member countries although the situation improved somewhat during 2013. Additionally, a continued bias by investors toward conservatism means that their appetite for core investment products remains noticeably higher than for opportunistic or speculative products.

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

The general decline in the value and performance of real estate negatively impacted the value of our own co-investments during 2009 and 2010. As real estate markets have generally improved since 2010, we have seen the value of these investments return, as reflected in the increase in our equity earnings recognized in the last two years. The continued conservatism of corporate occupiers to commit to new space, and their desire to derive more productivity from the same, or a sometimes reduced, real estate footprint, made our Agency Leasing business more challenging during 2013.

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

Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services in order to sell products to clients (such as HVAC systems) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies, aggressively recruit our people at above-market compensation or provide services that gain greater market acceptance than the services we offer. In order to respond to increased competition and pricing pressure, we may have to lower our prices, loosen contractual terms (such as liability limitations) or increase compensation, which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.

As we are in a consolidating industry, there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. For example, in 2011 we completed the significant acquisition of King Sturge in Europe after having considerably slowed our acquisition activity during 2008 to 2010. During each of 2012 and 2013 we completed four acquisitions. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. We have found it relatively more challenging to identify appropriate acquisition candidates in our investment management business than we have been able to do in our RES business. In any event, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

We believe we emerged from the global economic downturn in a stronger financial and market share position relative to certain of our traditional competitors. This may in some cases lead to a willingness on the part of a competitor to engage in aggressive pricing, advertising or hiring practices in order to maintain market shares or client relationships. To the extent this occurs, it increases the competitive risks and the fee and compensation pressures we face, although ramifications will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete have led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects have continued to moderate through 2013, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States, China or India.

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

During 2014 we expect to introduce the more formal use of the name “JLL” across our business. The name, which is also our New York Stock Exchange ticker symbol, has been used informally for a number of years and we will begin to use it in co-existence with the “Jones Lang LaSalle” name, the latter of which will remain our legal name. In 2012, we applied for and expect to receive the right to use the top level domain names of each of “.jll” and “.lasalle” from the Internet Corporation for Assigned Names and Numbers (“ICANN”).

THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.

Within our Real Estate Services business, our revenue and profits have historically grown progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal-year-end and the fact that certain of our expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profit during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be particularly unpredictable).

The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies, may have a more significant impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact the fourth quarter of a calendar year, we could experience a material adverse effect on our financial performance.

As a result of growth in our property management and integrated facility management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. Although we continued to experience a level of seasonality in 2013 that was similar to previous years, we are unable to predict whether the aftermath of the global economic downturn, which led to unprecedented market disruptions and levels of government intervention and regulation, or whether the consequences of the current political and financial uncertainties within various countries that we discuss above, will result in any overall permanent changes to the marketplace that will have an effect on the historical seasonality of our business in 2 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.

We provide services in over 75 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, regulatory, tax and business environments can be altered quickly and dramatically. For example, the recent political activities in Egypt and other Middle Eastern countries have significantly disrupted business activity in these countries. Also, in recent years there has been an unusual level of legislative and regulatory activity in the United States and certain countries in Europe, as well as significant political changes in a number of countries, resulting in changes to financial, tax, healthcare, governance and other laws that may directly affect our business and continue to evolve. Starting in the second half of 2011, debate arose about the continued viability of the European Union and the euro currency, and uncertainties remain about how this situation may ultimately be resolved, although this appears to have moderated during 2013.

Our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, such as reductions in revenue, increases in taxes (due to more aggressive taxation policies), increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in collecting receivables from clients, difficulties in recruiting staff, increased corruption or other material adverse effects.

In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries. More recently, particularly in Europe, governments have instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which have resulted in social unrest. There has been some speculation that one or more European countries may stop using the euro as its currency, although this received relatively less attention during 2013. The United States is also facing continued economic uncertainties as the result of its high levels of public debt, both at the federal and certain state and local levels, including as the result of social programs and public employee pensions, as well as higher levels of taxation and uncertainty about the ultimate effects of national healthcare reform. The inability of the United States government to agree on budget matters also led to a government shutdown and spending cutbacks (“sequester”) during 2013, which affected us indirectly in terms of adding uncertainty to the economic environment generally and may also have a direct effect on the business we do with the federal government and its agencies, in particular our Public Institutions business. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop.

In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. The 2008 terrorist attack in Mumbai, India, where we have a presence, is an example and there have been serious situations in other cities where we have important operations, including London, Boston and Moscow. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

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

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. An example during 2012 was Hurricane Sandy, which disrupted our own operations in the Northeast United States and caused significant flooding damage to buildings we manage for clients in lower Manhattan, some of which took significant periods of time to recover fully. During 2013, Asia experienced significant, and in some cases unprecedented, typhoon activity.

The occurrence of natural disasters and terrorist attacks can also significantly impact the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them. Sometimes, even where policies are available, specific coverage for wind, flooding, earthquakes or terrorism may not be available or may be very expensive.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York and Florida.

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

The global economic downturn was an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks and insurance companies, and companies in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover. Although they seem to have moderated during 2013, the political and financial issues in the European Union negatively impacted the financial condition of companies conducting significant operations in European countries as the result of contractions in government spending, reduced liquidity from banks and social unrest.

Where we provide services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier.

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

Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital that we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $6.5 million, $7.9 million, and $5.6 million for the years ending December 31, 2013, 2012, and 2011, respectively, representing our co-investment share of the impairment charges against individual assets held by our real estate ventures.

•
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash, upon the disposition of investments, the timing of which is geared toward the benefit of our clients.

•
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible that this limited exposure may be expanded in the future based on, among other things, changes in applicable laws. To the extent this occurs, our liability could exceed the amount we have invested.

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

CLIENT AND VENDOR DUE DILIGENCE.

There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws. An example would be the attempt by a client to “launder” funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Additional examples are (1) our inadvertently doing business with a client that has been listed on one of the “prohibited persons” lists now issued by many governments around the world and (2) our inadvertently doing business with a private client or governmental entity within a country that is prohibited under applicable regulations such as those published in the United States by the Office of Foreign Asset Control. We may also from time to time legally invest the sovereign wealth funds of a government entity client which is subsequently deemed to be inappropriate either from a reputational or legal standpoint.

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

Our efforts to evaluate clients, vendors and government entities before doing business with them in order not to do business with a prohibited party, or within a prohibited country, and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients’ organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.

We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority (“FCA”) regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors (“RICS”) regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the Securities and Exchange Commission (“SEC”) and in other countries by similar securities regulatory authorities. The real estate investment trust managed by LaSalle Investment Management that we launched during 2012 increased our exposure to these types of regulations.

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

Identifying the regulations with which we must comply, and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis has resulted in an unusual level of related government and legislative activities, including for example the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we expect will continue into the future and which exacerbates these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect our property management business.

The Iran Threat Reduction and Syria Human Rights Act of 2012, which was enacted on August 10, 2012, added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended (“Section 13(r)”). Section 13(r) requires disclosure where we or any of our affiliates have knowingly engaged, among other things, in certain transactions involving Iran, the Government of Iran, or persons or entities designated under certain executive orders. We must also file a notice with the SEC if any disclosable activities under Section 13(r) have been included in an annual or quarterly report. Section 13(r) applies to all annual and quarterly reports required to be made after February 6, 2013, and applies to all contracts, including those in existence on or before that date.

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

In 2013, a U.K. subsidiary of the Company received payment for providing U.K. local property rating valuation services for a London property owned by the National Iranian Oil Company (“NIOC”) and certain of its affiliates, which appear on OFAC’s SDN List. The Company’s compliance personnel recently identified this activity. Since learning of this activity, our senior management has terminated the provision of any services to NIOC, and the Company does not otherwise intend to continue the services to NIOC or to otherwise engage in Iran-related activity contrary to applicable rules and regulations. The gross revenue and net profits attributable to these activities were approximately £3,500 and £1,153, respectively. Such sales involving NIOC are insignificant to our overall business and were inadvertently made in violation of our own internal corporate policies. The Company has submitted an initial notice of voluntary disclosure to OFAC regarding these transactions.

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

These risks also apply separately to the real estate investment trust we launched during 2012 that is managed by LaSalle Investment Management. That entity has registered the securities it is issuing with the Securities and Exchange Commission in the United States and is subject to regulation as a public company albeit not one separately listed on a stock exchange.
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

COMPUTER AND INFORMATION SYSTEMS.

Our business is highly dependent on our ability to process transactions, gather and disseminate information and manage various types of client and other data across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, deliberate attempts to disrupt our computer systems through “hacking” or other forms of cyber attack, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of “cloud” computing whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.

The development of new software systems used to operate one or more aspects of our business, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing is complicated. Additionally, the effort may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction and/or damages, with our incurring liabilities and/or experiencing lost business as possible results. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy regulations from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology.

The Firm has implemented significant new financial, human resources, client relationship management, payables processing, securities management and trading and intranet software systems on a worldwide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and involves continuously evolving processes. If the Firm does not implement these new systems effectively, or if any of the new systems do not operate as intended, the effectiveness of the Firm’s financial reporting or internal controls could be materially and adversely affected.

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

The proliferation of social media and different types of mobile hardware devices have increased the technology risks that all companies face, including as the result of the failure of staff to understand how to use them appropriately, which can result in the inadvertent disclosure of confidential information and the possible contract breaches and reputational damage that can result.

RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.

Since 2005, we have completed over 50 acquisitions as part of our global growth strategy. In 2011, we completed eight acquisitions including the acquisition of United Kingdom-based international property consultancy King Sturge. In addition to King Sturge, we completed acquisitions within the United States, South Africa, Australia, Singapore and Indonesia. In 2012 and 2013 collectively, we completed nine acquisitions, in the United States, Australia, Japan and Singapore. As long as a reasonable level of confidence remains within the markets, we believe that additional acquisition opportunities will emerge from time to time and that our industry will continue to consolidate.

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

•	Failure to identify potential liabilities during the due diligence process;

•	Failure to identify improper accounting practices during the due diligence process;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to retain clients of the acquired business;

•
Exposure to legal, environmental, employment, professional standards, bribery, money-laundering, ethics and other types of claims for improper activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

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

To a much lesser degree, but nevertheless occasionally, we have entered into joint ventures in order to conduct certain businesses, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and on-going relationship with the joint venture partner(s) given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated.

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

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.

If we are not able to continue to successfully implement the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent registered public accounting firm on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2013. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent registered public accounting firm with respect to our internal controls over financial reporting.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, and business methods. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access by “hacking” or other type of cyber attack, to steal information and use it to the disadvantage of our firm or our people.

Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third party “cloud” servers, as well as the proliferation of social media techniques, tend to exacerbate these risks. On the other hand, cloud capabilities also allow us to do more monitoring of our email and other knowledge storing mechanisms in order to pro-actively detect misuse of our intellectual property, and we are in the process of implementing certain additional monitoring systems, as well as various data analytics designed to detect potential conflicts of interests and other inappropriate behaviors. While we believe these activities are beneficial from the perspective of protecting our assets, including clients’ intellectual property to which we may have access, these activities carry certain risks related to compliance with privacy and other applicable regulations in certain countries.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.

We currently have the ability to borrow, from a syndicate of lenders, up to $1.2 billion on an unsecured revolving credit facility (the “Facility”), with capacity to borrow up to an additional $46.3 million under local overdraft facilities. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 1.00% to 1.75% basis points. At December 31, 2013, we had $155.0 million of unsecured borrowings outstanding on the Facility. Our average outstanding borrowings under the Facility were $450.5 million during the twelve months ended December 31, 2013 at an effective interest rate of 1.4%. In addition to the

Facility, we also have $275.0 million of unsecured Long-term senior notes (the “Notes’) that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).

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

The terms of our Facility, and to a lesser degree our Long-term senior notes, contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to:

•	Encumber or dispose of assets;

•	Incur significant additional indebtedness;

•	Make significant investments;

•	Engage in significant acquisitions.

In addition, our Facility requires that we comply with various financial covenants, including minimum leverage and cash interest coverage ratios.

If we are unable to make required payments under our Facility or required by our Long-term senior notes, or if we breach any of the covenants, we will be in default, which could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE.

LaSalle Investment Management’s portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains or losses we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time. The speed with which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing through 2009 is an example of the market volatility to which we are subject and over which we have no control. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and they may be related to performance relative to specified real-estate industry benchmarks and/or absolute return benchmarks.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States totaled 56% and 55% of our total revenue for 2013 and 2012, respectively. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

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

•	obtaining new credit commitments from lenders;

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

While these risks remain higher than they have been historically, we believe they have moderated as the financial markets have stabilized in recent years. During 2012, we also diversified some of the counterparty risk under our Facility by issuing the Long-term senior notes, the proceeds of which were initially used to reduce the outstanding loans under the Facility. We believe counter party financial risks still remain elevated due mainly to the potential liquidity issues within certain European financial institutions.

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

Additionally, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies was significantly called into question during the recent downturn (for example, in identifying and preventing “pyramid schemes,” “bubbles” in different asset classes and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

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

Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially increase the cost of operating our business. This includes the potential for significant legislative policy change in the taxation objectives with respect to the income of multinational corporations, as has recently been the subject of policy debate and proposals in many countries and in the current Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development. Although we are uncertain as to the ultimate results, or what the effects will be on our businesses in particular, it is also possible that some governments will make significant changes to their tax policies as part of their responses to their weakened economies. We face tax risks both in our own business but also in the investment funds that LaSalle Investment Management operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments that we have made.

We believe that tax authorities are generally increasing the level of examination activities of major corporations, which have also generally experienced more scrutiny in the media, such as the coverage of the U.K. tax positions of various companies late in 2012, and from activist groups such as the “Occupy Wall Street” movement that has taken place in a number of different locations since 2011.

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

Under the Maryland General Corporation Law (the “MGCL”), certain “Business Combinations” (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an “Interested Shareholder”) or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation’s shareholders receive a minimum price (as defined in the “MGCL”) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.

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

We believe these risks may be higher for our company than for others given that the nature of our business requires our people to be spread across numerous corporate offices and client facilities globally, which makes communications and consistency of standards more challenging. Additionally, the nature of our global outsourcing business means that we regularly must on-board significant numbers of new staff at one time as part of the transition into our firm of new global accounts, which again makes communications of our policies and driving performance consistency particularly challenging.

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

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.

Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 50,000 employees, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in in-coming or out-going bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of general economic stress such as we experienced particularly during 2008 and 2009. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, both of which we have increasingly experienced in recent years as attempts but without significant financial loss.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space pursuant to a lease that expires in May 2017. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have over 200 corporate offices worldwide located in most major cities and metropolitan areas as follows: 93 offices in 8 countries in the Americas (including 78 in the United States), 69 offices in 27 countries in EMEA and 64 offices in 15 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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
Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “JLL.”
As of February 13, 2014, there were 45,134 beneficial holders of our common stock.
The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange and dividends paid by quarter.

	Stock Price Range
	High	Low	Dividends Per Share
2013
Fourth Quarter	$102.80	$82.68	$0.22
Third Quarter	$97.10	$82.15
Second Quarter	$100.02	$86.50	$0.22
First Quarter	$100.69	$85.56

2012
Fourth Quarter	$86.16	$73.53	$0.20
Third Quarter	$83.81	$64.67
Second Quarter	$85.09	$66.56	$0.20
First Quarter	$87.08	$63.21
Dividends
On December 13, 2013, we paid a semi-annual dividend of $0.22 per share of our common stock to holders of record at the close of business on November 15, 2013. The Company also paid a cash dividend of $0.22 per share of its common stock on June 14, 2013, to holders of record at the close of business on May 15, 2013. At the Company’s discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company’s Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company’s Board of Directors.
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

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG JONES LANG LASALLE INCORPORATED, THE S&P 500 INDEX AND A PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders of Jones Lang LaSalle Incorporated's common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group that includes; 1) CBRE Group Inc. (CBG), a global commercial real estate services company that is publicly traded in the United States, 2) First Service (FRSV), the publicly traded parent of Colliers International, 3) Savills Plc. (SVL.L), a real estate services firm that is traded on the London Stock Exchange, and 4) UGL Limited ( UGL), the publicly traded parent of DTZ that is traded on the Australian Stock Exchange. The graph below assumes that the value of the investment in the Company’s common stock, the S&P 500 index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

	December 31,
	2008	2009	2010	2011	2012	2013
Jones Lang LaSalle	$100	219	305	224	308	378
S&P 500	$100	126	145	148	171	226
Peer Group	$100	263	384	289	371	495

Share Repurchases
We have made no share repurchases under our share repurchase program in 2013 or 2012.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenue	$4,461,591	3,932,830	3,584,544	2,925,613	2,480,736

Operating income	368,819	289,403	251,205	260,658	116,404

Interest expense, net of interest income	(34,718)	(35,173)	(35,591)	(45,802)	(55,018)
Equity earnings (losses) from real estate ventures	31,343	23,857	6,385	(11,379)	(58,867)
Income before provision for income taxes and minority interest	365,444	278,087	221,999	203,477	2,519
Provision for income taxes	92,092	69,244	56,387	49,038	5,677

Net income (loss)	273,352	208,843	165,612	154,439	(3,158)
Net income attributable to noncontrolling interest	3,487	793	1,228	537	437

Net income (loss) attributable to the Company	$269,865	208,050	164,384	153,902	(3,595)

Dividends on unvested common stock, net of tax	409	494	387	378	514
Net income (loss) available to common shareholders	$269,456	207,556	163,997	153,524	(4,109)

Basic earnings (loss) per common share before dividends on unvested common stock	$6.10	4.74	3.81	3.64	(0.09)
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Basic earnings (loss) per common share	$6.09	4.73	3.80	3.63	(0.11)
Basic weighted average shares outstanding	44,258,878	43,848,737	43,170,383	42,295,526	38,543,087

Diluted earnings (loss) per common share dividends on unvested common stock	$5.99	4.64	3.71	3.49	(0.09)
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Diluted earnings (loss) per common share	$5.98	4.63	3.70	3.48	(0.11)
Diluted weighted average shares outstanding	45,072,120	44,799,437	44,367,359	44,084,154	38,543,087

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2013	2012	2011	2010	2009
Other Data:
EBITDA (1)	$476,119	390,783	338,807	319,937	139,921
Ratio of earnings to fixed charges (2)	5.33X	4.28X	3.86X	3.73X	1.69X

Cash flows provided by (used in):
Operating activities	$293,167	327,698	211,338	384,270	250,554
Investing activities	(164,212)	(151,252)	(389,316)	(90,876)	(85,725)
Financing activities	(128,388)	(208,741)	110,535	(110,760)	(141,459)

Assets under management (3)	$47,600,000	47,000,000	47,700,000	41,300,000	39,900,000
Total square feet under management	2,954,000	2,606,000	2,098,000	1,784,000	1,569,000

Balance Sheet Data:
Cash and cash equivalents	$152,726	152,159	184,454	251,897	69,263
Total assets	4,597,353	4,351,499	3,932,636	3,349,861	3,096,933
Total debt (4)	454,522	476,223	528,091	226,200	198,399
Deferred business acquisition obligations (5)	135,236	213,433	299,060	298,545	393,589
Total liabilities	2,406,544	2,392,243	2,238,256	1,777,926	1,714,319
Total Company shareholders’ equity	2,179,669	1,951,183	1,691,129	1,568,931	1,378,929

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
Below is a reconciliation of our net income (loss) to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
Net income (loss) available to common shareholders	$269,456	207,556	163,997	153,524	(4,109)
Interest expense, net of interest income	34,718	35,173	35,591	45,802	55,018
Provision for income taxes	92,092	69,244	56,387	49,038	5,677
Depreciation and amortization	79,853	78,810	82,832	71,573	83,335
EBITDA	$476,119	390,783	338,807	319,937	139,921

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
Net cash provided by operating activities	$293,167	327,698	211,338	384,270	250,554
Interest expense, net of interest income	34,718	35,173	35,591	45,802	55,018
Provision for income taxes	92,092	69,244	56,387	49,038	5,677
Change in working capital and non-cash expenses	56,142	(41,332)	35,491	(159,173)	(171,328)
EBITDA	$476,119	390,783	338,807	319,937	139,921

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

(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported based on a one quarter lag.

(4) Total debt includes long-term borrowing under our revolving Credit facility, Long-term senior notes and Short-term borrowing, primarily local overdraft facilities.

(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions that were closed as of December 31, 2013, with the only condition on these payments being the passage of time. These obligations are included in debt in the calculation of our leverage ratio under our credit facility.

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
(5)    Consolidated cash flows; and
(6)    Liquidity and capital resources.
EXECUTIVE SUMMARY
Jones Lang LaSalle provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier, and investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 3.0 billion square feet worldwide. We deliver our array of Real Estate Services (“RES”) product offerings across our three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia Pacific. Our fourth business segment, LaSalle Investment Management, a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.6 billion of assets under management across the globe.

In 2013, we generated revenue of $4.5 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in euros, British pounds, Australian dollars, Japanese yen, Hong Kong dollars, Singapore dollars and a variety of other currencies.

The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Owners)	Strategic Consulting and Advisory Services
Investment Management	Tenant Representation
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services
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
See Item 1. Business for additional information on the services we provide, as well as our “Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise,” our “Global Strategic Priorities,” our “Competitive Differentiators,” and “Industry Trends.” See also Item 1A. Risk Factors, for the various risk factors that impact our business.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management’s judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

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

Some of the contractual terms related to the process of earning revenue from these sources, including potentially contingent events, can be complex and so require us to make judgments about the timing of when revenue should be recognized. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins with the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $18.8 million and $19.5 million at December 31, 2013 and 2012, respectively.

Bad debt expense was $8.7 million, $6.6 million and $10.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We believe that we have an adequate reserve for our accounts receivables at December 31, 2013 given the current economic conditions and the credit quality of our clients. However, changes in our estimates of collectibility could significantly impact our bad debt expense in the future. For additional information on our allowance for uncollectible accounts see the Accounts Receivable section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Asset Impairments
The property and equipment we use in our business substantially consists of computer equipment and software, leasehold improvements, and furniture, fixtures and equipment. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our investment management business establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 15% of the respective ventures. These investments are accounted for under the equity method of accounting or at fair value in the accompanying Consolidated Financial Statements due to the nature of our non-controlling ownership.

Goodwill: Historically, we have grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, the largest asset on our balance sheet is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued Accounting Standard Update ("ASU") 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

We have used qualitative factors in accordance with the provisions of ASU 2011-08, with respect to the performance of our annual impairment test of goodwill for the last three years. We determined that no indicators of impairment existed primarily because (1) our market capitalization has consistently exceeded our carrying value by a significant margin, (2) our overall financial performance has been solid and improving in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the carrying values of the net assets of each reporting unit. In addition to our annual impairment evaluation, we consider whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

For additional information on goodwill and intangible asset impairment testing see the Business Combinations, Goodwill and Other Intangible Assets section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Investments in Real Estate Ventures: We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our Investments in real estate ventures and whether our equity investments are other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments in real estate ventures may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period within Equity earnings (losses) from real estate ventures on our Consolidated Statements of Comprehensive Income. Additionally, we consider a number of factors, including our share of investment cash flows and the fair value of our investments, in determining whether or not our equity investment is other than temporarily impaired.

Equity earnings from real estate ventures included impairment charges of $6.5 million, $7.9 million, and $5.6 million for the years ending December 31, 2013, 2012, and 2011, respectively, representing our co-investment share of the impairment charges against individual assets held by our real estate ventures. Declines in real estate markets and in the length of time that certain assets might be held for investment adversely impacted our operating assumptions and forecasted exit capitalization rates, resulting in our determination that certain real estate investments had become impaired. It is reasonably possible that if real estate values or the periods over which assets are held decline, we may sustain additional impairment charges on our Investments in real estate ventures in future periods.

For investments in real estate ventures for which the fair value option has been elected, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. These fair value adjustments are reflected as unrealized gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2013, 2012, and 2011, fair value gains of $5.1 million, $2.0 million, and $0.6 million, respectively, were included in Equity earnings.

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

Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 12% to 40% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in:

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
Our effective tax rates for years ended December 31, 2013, 2012 and 2011 were 25.2%, 24.9% and 25.4%, respectively, which reflected our continued disciplined management of our global tax position. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with meaningful contributions to our effective tax rate include: Macau (12%), Ireland (12.5%), Cyprus (12.5%), Hong Kong (16.5%), Singapore (17%), Poland (19%), Turkey (20%), the United Kingdom (23.25%), Korea (24.2%), the Netherlands (25%) and Republic of China (25%).
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
We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, we estimate that our resulting U.S. tax liability would be approximately $92 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers. We believe that our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance as of December 31, 2013 and 2012 ($ in millions):

	2013	2012
Gross deferred tax assets	$373.7	380.1
Valuation allowance	60.5	53.8

The decrease in gross deferred tax assets in 2013 was primarily the result of tax loss carryover utilization.

We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way that we organize, manage and report our business operations. For example, the same legal entity may include both LaSalle and RES businesses in a particular country.

At December 31, 2013, the amount of unrecognized tax benefits was $81.1 million. We believe it is reasonably possible that matters for which we have recorded $45.4 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2013, including $34.5 million of such benefits for which related indemnification assets are recorded. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

•
Health Insurance: We self-insure our health benefits for all U.S.-based employees, although we purchase stop-loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs, including those not yet reported, we would need at year-end. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balance for the 2013 program was $7.1 million at December 31, 2013, and the accrual balance for the 2012 program was $10.2 million at December 31, 2012.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2013, 2012 and 2011 ($ in millions):

	2013	2012	2011
Expense to Company	$29.8	26.7	23.8
Employee contributions	11.8	10.4	9.4
Adjustment to prior year reserve	(0.4)	(2.7)	0.4
Total program cost	$41.2	34.4	33.6

•
Workers’ Compensation Insurance: We are self-insured for workers’ compensation insurance claims because our workforce has historically experienced fewer claims than is normal for our industry. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers’ compensation expense based on the applicable state’s rate and job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the difference between our estimate of potential exposure and our reserve. The changes in estimate for the years ended December 31, 2013, 2012 and 2011, were credits of $1.5 million, $0.0 million, and $4.8 million, respectively. Our accruals for workers' compensation insurance claims, which can relate to multiple years, were $25.2 million and $20.7 million at December 31, 2013 and 2012, respectively.

The table below sets out the range and our actual reserve for the past two years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2013	$25.2	21.1	25.2
December 31, 2012	20.7	18.3	20.7

Given the uncertain nature of claim reporting and settlement patterns associated with workers’ compensation insurance, we have accrued at the higher end of the range.

•
Captive Insurance Company: In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a “claims made” basis. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim. The accruals for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $6.2 million and $1.6 million, as of December 31, 2013 and 2012, respectively.

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

NEW ACCOUNTING STANDARDS
See New Accounting Standards section of Note 2 of the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the geo-political environment, the global and regional real estate markets as well as the financial and credit markets. These macroeconomic conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.
LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds’ investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (1) impairment charges, (2) realized gains on asset dispositions or (3) incentive fees recorded as equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our Real Estate Services businesses increase the variability of the revenue we receive that relates to the size and timing of our clients’ transactions. Capital market transactions increased significantly in 2013 as economic conditions have generally improved. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.

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

In prior years, the SOP was a mandatory element of the incentive compensation for certain senior management. The SOP generally required that from 10% to 20% of incentive compensation, including annual bonuses and periodic commission payments, be deferred and delivered in restricted stock units, rather than paid immediately in cash. Half of the restricted stock units granted under the SOP vested eighteen months from January 1st in the year following the year of performance, and the remaining half vested thirty months from that date. We amortize related compensation cost to expense over the service period consisting of the 12 months of the year to which payment of restricted stock relates, plus the periods over which the restricted stock units vest, with the final SOP awards vesting on July 1, 2014.

Although we have terminated the SOP, we will continue to require at least 15% of annual incentive compensation for members of our Global Executive Board to be paid in restricted stock units, and we will continue to amortize related compensation costs to expense over the service period consisting of the 12 months of the year to which payment of restricted stock relates, plus the period over which the restricted stock units vest.

In prior years, the SOP resulted in the deferral of applicable incentive compensation over future vesting periods extending up to 36 months following the year of performance, whereas the termination of this program resulted in all incentive compensation expense for 2012 being recognized in 2012, with no SOP deferral as we had recognized in prior years. If the SOP had been eliminated for the year ended December 31, 2011, the comparative impact on our operating results would have been to increase compensation expense by $12.4 million. We estimate that the termination of the SOP plan resulted in approximately $11.2 million of accelerated compensation costs in 2012 that would otherwise have been deferred into 2013 and 2014.

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
•Interest rates on our credit facility; and
•Foreign exchange risks.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our $1.2 billion revolving credit facility (the "Facility"), consisting of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $450.5 million during 2013 with an effective interest rate of 1.4%. As of December 31, 2013, we had $155.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in the prior three years and we had no such agreements outstanding at December 31, 2013.
Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 56% and 55% of our total revenue for 2013 and 2012, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the euro (13% of revenue for 2013) and the British pound (14% of revenue for 2013).
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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2013, we had forward exchange contracts in effect with a gross notional value of $1.96 billion ($1.01 billion on a net basis) and a net fair value loss of $0.1 million. This net carrying loss is offset by a carrying gain in associated intercompany loans.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies on a revenue basis ($ in millions):

	2013	% of Total	2012	% of Total
United States dollar	$1,954.3	43.8%	$1,754.1	44.6%
British pound	636.3	14.3	516.1	13.1
Euro	595.9	13.4	482.7	12.3
Australian dollar	285.3	6.4	277.2	7.0
Chinese yuan	137.7	3.1	114.4	2.9
Hong Kong dollar	134.6	3.0	98.0	2.5
Japanese yen	122.0	2.7	139.9	3.6
Indian rupee	117.5	2.6	113.8	2.9
Singapore dollar	96.7	2.2	94.0	2.4
Other currencies	381.3	8.5	342.6	8.7
Total revenue	$4,461.6	100.0%	$3,932.8	100.0%

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2013, our reported operating income would have increased by $7.2 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2013, our reported operating income would have increased by $1.0 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be unpredictable). Such performance fees and co-investment equity gains or losses are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe that inflation has had a material impact on our results of operations, during the three year period ending December 31, 2013.

RESULTS OF OPERATIONS
We operate in a variety of currencies but report our results in U.S. dollars, thus the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations. In order to provide more meaningful year-to-year comparisons of our reported results, we have included detail of the movements in certain reported lines of the Consolidated Statements of Comprehensive Income in both U.S. dollars and in local currencies in the tables throughout this section.

We define market volumes for Leasing as gross absorption of office real estate space in square meters for the United States, Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the US dollar equivalent value of investment sales transactions globally.

Reclassifications
We report Equity earnings (losses) from real estate ventures in the Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings (losses) from real estate ventures within Total revenue. See Note 3 of the Notes to Consolidated Financial Statements for Equity earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity earnings (losses) included in segment revenue.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2013	December 31, 2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,329.7	1,277.8	51.9	4%	5%
Capital Markets & Hotels	708.4	512.9	195.5	38%	40%
Property & Facility Management (1)	947.7	850.1	97.6	11%	14%
Project & Development Services (1)	372.4	355.8	16.6	5%	6%
Advisory, Consulting and Other	413.9	382.2	31.7	8%	9%
LaSalle Investment Management	254.7	261.4	(6.7)	(3)%	(1)%
Fee revenue	$4,026.8	3,640.2	386.6	11%	12%
Gross contract costs	434.8	292.6	142.2	49%	51%
Total revenue	$4,461.6	3,932.8	528.8	13%	15%

Operating expenses, excluding gross contract costs	3,559.8	3,226.6	333.2	10%	12%
Gross contract costs	434.8	292.6	142.2	49%	51%
Depreciation and amortization	79.9	78.8	1.1	1%	2%
Restructuring and acquisition charges	18.3	45.4	(27.1)	(60)%	(71)%
Total operating expenses	$4,092.8	3,643.4	449.4	12%	14%

Operating income	$368.8	289.4	79.4	27%	32%
(1) Amounts adjusted to remove the impact of gross contract costs.

REVENUE
In 2013, fee revenue was $4.0 billion, a 12% increase in local currency from 2012, driven by a 40% local currency increase in Capital Markets & Hotels and a 14% local currency increase in Property & Facility Management fee revenue. Fee revenue growth was broad-based, with double-digit year-over-year growth in local currency in all three geographic segments. This full-year growth was due in part to fourth-quarter fee revenue increasing 17% in local currency to $1.3 billion, with all three of our geographic segments reporting year-over-year local currency fee revenue growth of 15% or more in the fourth quarter.

Leasing revenue grew 5% in local currency, reflecting outperformance against market volumes that increased only 1% globally due to hesitancy of corporate occupiers to make leasing decisions. Leasing revenue in the Americas and EMEA grew 6% and 7% in local currency, respectively, and decreased 6% in local currency in Asia Pacific, outperforming a regional market volume decrease of 12%. The most significant revenue growth was in Capital Markets & Hotels which increased 40% in local currency driven by strong growth across all geographic segments and significantly exceeded the growth in global investment volumes, which increased 21%. Property & Facility Management fee revenue grew 14% in local currency due to new real estate outsourcing client wins, driving growth in our annuity Real Estate Services businesses. Project & Development Services fee revenue increased 6% in local currency, with positive contributions from each geographic segment, led by a 9% increase in EMEA. LaSalle Investment Management's advisory fees were comparable with the prior year in local currency, with increases from new mandates and real estate funds offset by the impact of portfolio sales that contributed to $14 million of incentive fees and $31 million of equity earnings during 2013.

Our total revenue increased 13% in U.S. dollars and 15% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven primarily by the year-over-year weakening in major Asia Pacific currencies, with the Japanese yen decreasing 22%, the Indian rupee decreasing 10% and the Australian dollar decreasing 7%.

OPERATING EXPENSES
In 2013, operating expenses, excluding gross contract costs ("fee-based operating expenses") increased to $3.6 billion, a year-over-year increase of 10%, 12% in local currency. This increase was due to costs to support higher revenue levels, increased incentive compensation due to higher transaction volumes and our continued investment in our operating platform to drive growth and efficiencies. Increased revenue and operating efficiencies resulted in improved operating margins. Fee-based operating margins, excluding restructuring and acquisition charges, as well as King Sturge intangible amortization of $2 million and $5 million for 2013 and 2012, respectively, were 9.7% and 9.3% for 2013 and 2012, respectively.

Total operating expenses included $18 million of restructuring and acquisition charges, primarily for severance related to position eliminations, as well as integration costs from the King Sturge acquisition.

INTEREST EXPENSE
Net interest expense for 2013 was $34.7 million, down slightly from $35.2 million in 2012. Interest expense decreased by $10 million due to a reduction in interest accretion on deferred acquisition obligations, which decreased from $213 million at December 31, 2012, to $135 million at December 31, 2013. This decrease was offset by a $10 million increase in interest expense as a result of the diversification of our debt with the November 2012 issuance of $275 million 10-year long-term senior notes at a fixed rate of 4.4%. Net interest expense also decreased in 2013 due to lower average borrowings and improved pricing under our renewed credit facility.
EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2013, we recognized equity earnings of $31 million from our investments in real estate ventures, compared with $24 million in 2012, resulting primarily from the sale of assets within LaSalle Investment Management funds, reflective of positive investment performance.

PROVISION FOR INCOME TAXES
The provision for income taxes was $92 million in 2013, which represents an effective tax rate of 25.2%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income attributable to common shareholders for the year ended December 31, 2013 was $269 million, or $5.98 per diluted weighted average share, compared with net income attributable to common shareholders of $208 million, or $4.63 per diluted weighted average share, for the year ended December 31, 2012.

SEGMENT OPERATING RESULTS
We manage and report our operations as four business segments:
The three geographic regions of Real Estate Services (“RES”) including:
(1)     Americas,
(2)     Europe, Middle East and Africa (“EMEA”), and
(3)     Asia Pacific;
and
(4)    LaSalle Investment Management ("LaSalle"), which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services (“RES”), including tenant representation and agency leasing, capital markets and hotels, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facility management” to be services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 2, Revenue Recognition, of the Notes to Consolidated Financial

Statements for additional information on our gross and net accounting. For segment reporting we also show Equity earnings (losses) from real estate ventures within our revenue line, since the related activity is an integral part of LaSalle. Finally, our measure of segment results also excludes Restructuring and acquisition charges.

AMERICAS - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2013	December 31, 2012	U.S. dollars		Currency
Leasing	$879.3	829.6	49.7	6%	6%
Capital Markets & Hotels	217.3	168.5	48.8	29%	29%
Property & Facility Management (1)	407.5	358.8	48.7	14%	14%
Project & Development Services (1)	187.7	182.1	5.6	3%	4%
Advisory, Consulting and Other	114.2	107.0	7.2	7%	7%
Equity earnings	0.5	—	0.5	n.m.	n.m.
Fee revenue	$1,806.5	1,646.0	160.5	10%	10%
Gross contract costs	112.1	77.0	35.1	46%	48%
Total revenue	$1,918.6	1,723.0	195.6	11%	12%

Operating expenses, excluding gross contract costs	$1,622.5	1,478.9	143.6	10%	10%
Gross contract costs	112.1	77.0	35.1	46%	48%
Operating income	$184.0	167.1	16.9	10%	10%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Fee revenue for the Americas was $1.8 billion, an increase of 10% from 2012. Capital Markets & Hotels increased 29%, significantly outpacing broader market investment volumes which increased 18% in the region. Property & Facility Management fee revenue increased 14% driven by new client wins. Leasing revenue grew 6%, in line with a slow leasing market that started to shows signs of improvement in the fourth quarter of 2013. The Americas region finished the year with fee revenue of $605 million in the fourth quarter, an increase of 15% from last year. On a geographic basis the Americas' revenue increase for the full year was due to growth in the U.S. and Canada and was partially offset by a decline in Latin America, primarily resulting from soft market conditions in Brazil.

Fee-based operating expenses were $1.6 billion for the year, an increase of 10% from 2012 due to supporting higher revenue activity and new client wins. Operating income was $184 million for 2013, compared with $167 million in 2012, and operating income margin calculated on a fee revenue basis was 10.2% for both years, though the margin increased by 60 basis points in the fourth quarter of 2013 compared with the fourth quarter of 2012.

EMEA - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2013	December 31, 2012	U.S. dollars		Currency
Leasing	$271.5	250.0	21.5	9%	7%
Capital Markets & Hotels	333.3	235.1	98.2	42%	41%
Property & Facility Management (1)	192.6	171.4	21.2	12%	12%
Project & Development Services (1)	117.4	106.5	10.9	10%	9%
Advisory, Consulting and Other	203.7	189.1	14.6	8%	8%
Equity losses	(0.5)	(0.3)	(0.2)	67%	67%
Fee revenue	$1,118.0	951.8	166.2	17%	17%
Gross contract costs	204.6	120.8	83.8	69%	66%
Total revenue	$1,322.6	1,072.6	250.0	23%	22%

Operating expenses, excluding gross contract costs	$1,028.7	897.5	131.2	15%	14%
Gross contract costs	204.6	120.8	83.8	69%	66%
Operating income	$89.3	54.3	35.0	64%	60%
(1) Amounts adjusted to remove the impact of gross contract costs.

EMEA's full-year fee revenue was $1.1 billion, an increase of 17% from 2012. Capital Markets & Hotels increased 41% in local currency, significantly outpacing broader market investment volumes which increased 21% in the region. Revenue growth was broad-based across the region and led by the U.K., Germany, France, Russia, and the Netherlands, with revenue growth rates ranging from 15% to 28%. EMEA finished the year with fourth-quarter fee revenue of $408 million, an increase of 24% in local currency, with double-digit revenue growth in all service lines, led by a 33% local currency increase in Capital Markets & Hotels.

EMEA’s Leasing revenue grew 7% in local currency, significantly outpacing market volumes that decreased 4% in the region in 2013. Leasing revenue growth was led by France, the U.K. and Germany, particularly in the second half of 2013. EMEA Leasing performance was bolstered by a 21% local currency revenue increase in the fourth quarter, despite market leasing volumes decreasing 7% in the region compared with the fourth quarter of 2012.

Fee-based operating expenses were $1.0 billion for the year, an increase of 14% from 2012 due to supporting higher revenue activity, new clients and increased incentive compensation due to higher transaction volumes. Adjusted operating income margin, which excludes King Sturge amortization of $2 million and $5 million for 2013 and 2012, respectively, calculated on a fee revenue basis was 8.2% and 6.2% for 2013 and 2012, respectively.

ASIA PACIFIC - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		Local
($ in millions)	December 31, 2013	December 31, 2012	U.S. dollars		Currency
Leasing	$178.9	198.2	(19.3)	(10)%	(6)%
Capital Markets & Hotels	157.8	109.3	48.5	44%	53%
Property & Facility Management (1)	347.6	319.9	27.7	9%	15%
Project & Development Services (1)	67.3	67.2	0.1	—%	6%
Advisory, Consulting and Other	96.0	86.1	9.9	11%	15%
Equity earnings	0.1	0.1	—	n.m.	n.m.
Fee revenue	$847.7	780.8	66.9	9%	14%
Gross contract costs	118.1	94.8	23.3	25%	35%
Total revenue	$965.8	875.6	90.2	10%	17%

Operating expenses, excluding gross contract costs	$770.4	715.5	54.9	8%	13%
Gross contract costs	118.1	94.8	23.3	25%	35%
Operating income	$77.3	65.3	12.0	18%	32%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Asia Pacific fee revenue grew to $848 million in 2013, an increase of 14% in local currency from 2012. Capital Markets & Hotels revenue increased 53% in local currency for the year ended December 31, 2013, significantly outpacing broader market investment volumes which increased 29% in the region. Property & Facility Management fee revenue increased 15%, primarily due to new client wins. We continue to gain market share in the Asia Pacific region, and in 2013 we won nearly 70% of our corporate outsourcing opportunities we pursued. Leasing revenue decreased 6% in local currency from 2012 as corporate clients in many Asia Pacific markets remained hesitant to make new leasing commitments, resulting in a 12% decrease in market leasing volumes in the region. Fourth-quarter fee revenue was $271 million, an increase of 16% in local currency from 2012. Geographically, revenue growth for the fourth quarter and the year was led by Greater China and Australia, but was also broad-based across the region’s Property & Facility Management platform.

Asia Pacific's total revenue increased 10% in U.S. dollars and 17% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven by the year-over-year weakening in the Japanese yen decreasing 22%, the Indian rupee decreasing 10% and the Australian dollar decreasing 7%.

Fee-based operating expenses were $770 million for 2013, an increase of 13% in local currency due to supporting higher revenue activity and new clients. Operating income margin calculated on a fee revenue basis increased to 9.1% for 2013 from 8.4% in 2012.

LASALLE INVESTMENT MANAGEMENT

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2013	December 31, 2012	U.S. dollars		Currency
Advisory fees	$223.0	228.1	(5.1)	(2)%	(1)%
Transaction fees and other	18.1	10.5	7.6	72%	76%
Incentive fees	13.6	22.8	(9.2)	(40)%	(40)%
Equity earnings	31.2	24.0	7.2	30%	30%
Total segment revenue	$285.9	285.4	0.5	—%	2%

Operating expenses	218.0	213.5	4.5	2%	4%
Operating income	$67.9	71.9	(4.0)	(6)%	(5)%

LaSalle Investment Management’s total segment revenue for the year ended December 31, 2013 was $286 million, up 2% in local currency from 2012. Advisory fees were $223 million for 2013, a 1% local currency decrease from 2012. The movement in advisory fees was the result of adding new mandates and real estate funds, offset by portfolio sales. Equity earnings for the year ended December 31, 2013 were $31 million, a 30% increase in local currency as compared with the year ended December 31, 2012, driven by gains from disposition activity and from increases in asset values.

Operating expenses were $218 million and $214 million for the years ended December 31, 2013 and 2012, respectively. Operating income was $68 million for the year ended December 31, 2013, resulting in an operating income margin of 23.7%, compared with $72 million and an operating income margin of 25.2% for the year ended December 31, 2012.

In 2013, LaSalle’s capital raising momentum continued with $7 billion in equity commitments obtained during the year. Assets under management were $47.6 billion as of December 31, 2013, compared with $47.0 billion at December 31, 2012. The net increase in assets under management included $8.4 billion of acquisitions, $7.4 billion of dispositions and withdrawals, and $900 million of reductions due to foreign currency movements. Assets under management increased by $900 million during the fourth quarter primarily due to $1.8 billion of acquisitions and takeovers, $1.7 billion of dispositions and withdrawals, and $1.0 billion of increases due to foreign currency movements.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2012	December 31, 2011	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,277.8	1,189.1	88.7	7%	9%
Capital Markets & Hotels	512.9	459.6	53.3	12%	13%
Property & Facility Management (1)	850.1	761.7	88.4	12%	13%
Project & Development Services (1)	355.8	333.7	22.1	7%	9%
Advisory, Consulting and Other	382.2	358.3	23.9	7%	9%
LaSalle Investment Management	261.4	271.6	(10.2)	(4)%	(3)%
Fee revenue	$3,640.2	3,374.0	266.2	8%	10%
Gross contract costs	292.6	210.5	82.1	39%	45%
Total revenue	$3,932.8	3,584.5	348.3	10%	12%

Operating expenses, excluding gross contract costs	3,226.6	2,983.9	242.7	8%	10%
Gross contract costs	292.6	210.5	82.1	39%	45%
Depreciation and amortization	78.8	82.8	(4.0)	(5)%	(4)%
Restructuring and acquisition charges	45.4	56.1	(10.7)	(19)%	(17)%
Total operating expenses	$3,643.4	3,333.3	310.1	9%	11%

Operating income	$289.4	251.2	38.2	15%	17%
(1) Amounts adjusted to remove the impact of gross contract costs.

REVENUE
In 2012, consolidated total revenue grew 10%, 12% in local currency, to $3.9 billion, driven by increases in Leasing and continued growth in Property & Facility Management; consolidated fee revenue grew 8%, 10% in local currency. U.S. dollar growth percentages were lower than those in local currency primarily due to declines in average conversion rates of 8% for the Euro-to-U.S. dollar, and 15% for the Indian rupee-to-U.S. dollar, in 2012 compared with 2011. Leasing revenue grew 9% in local currency, reflecting outperformance against market volumes down 20% on average across the world, driven by the Americas with 9% growth, led by the United States, and EMEA with 11% growth, led by the United Kingdom. Capital Markets & Hotels revenue grew 13% in local currency, outperforming against market volumes up only 2% on average across the world. The Americas contributed a 25% increase, and Asia Pacific a 15% increase, with the most significant contributions to the total year-over-year increases coming from the United States, United Kingdom, Switzerland, Japan and Singapore. Property & Facility Management fee revenue grew 13% in local currency, also led by the Americas, which increased 14% in local currency, followed by a 13% local currency increase in Asia Pacific. Project & Development Services fee revenue grew 9% in local currency, driven by 16% increases in EMEA, led by France, the location of the core of our Tetris fit-out business, and in Asia Pacific, led by Australia. LaSalle Investment Management's advisory fees decreased from 2011 due to significant asset and portfolio sales, but have remained consistent throughout each quarter of 2012. LaSalle generated $23 million of incentive fees as a result of positive performance for clients, and $24 million of equity earnings, primarily from asset sales, during 2012. Assets under management started and ended the year at approximately $47 billion, with assets sold from maturing funds offset by capital raising initiatives with separate accounts, strategic partnerships and new commingled funds.

OPERATING EXPENSES
Operating expenses, excluding gross contract costs, were $3.2 billion for the year, an increase of 8%, 10% in local currency, compared with $3.0 billion in 2011. This increase was driven by higher variable compensation resulting from improved Leasing revenue, as well as higher compensation resulting from increased headcount primarily to service new and expanded Property & Facility Management contracts. Compensation expense was further impacted by (1) the Firm’s decision to eliminate its Stock Ownership Program (“SOP”), which resulted in approximately $11 million of accelerated compensation expense in the year ended December 31, 2012, a timing difference rather than a permanent increase in compensation, as well as (2) a timing difference of $5 million related to the acceleration of the deferred acquisition payments to those former Staubach shareholders who agreed to extend their employment agreements.
Full-year results included $45 million of restructuring and acquisition charges, principally related to integration and retention costs for the second-quarter 2011 acquisition of King Sturge, but also severance and lease exit costs in targeted areas of the business that are anticipated to remain economically challenged for an extended period of time.
INTEREST EXPENSE
Net interest expense remained relatively unchanged at $35 million for 2012 and $36 million for 2011. The decrease in interest expense was due to a reduction in interest accretion on lower Deferred acquisition obligation balances, and partially offset by higher average borrowings under our credit facility and by interest expense on our Long-term senior notes issued in the fourth quarter of 2012.

EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2012, we recognized equity earnings of $24 million from our investments in real estate ventures, compared with $6 million in 2011. This increase in equity earnings was due primarily to gains generated from assets sales in the first and third quarters of 2012.

PROVISION FOR INCOME TAXES
The provision for income taxes was $69 million in 2012, resulting in an effective tax rate of 24.9%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income available to common shareholders for the year ended December 31, 2012 was $208 million, or $4.63 per diluted average share, compared with net income of $164 million, or $3.70 per diluted average share for the year ended December 31, 2011.

AMERICAS - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2012	December 31, 2011	U.S. dollars		Currency
Leasing	$829.6	760.7	68.9	9%	9%
Capital Markets & Hotels	168.5	135.6	32.9	24%	25%
Property & Facility Management (1)	358.8	317.5	41.3	13%	14%
Project & Development Services (1)	182.1	177.9	4.2	2%	4%
Advisory, Consulting and Other	107.0	98.2	8.8	9%	9%
Equity earnings	—	2.7	(2.7)	n.m.	n.m.
Fee revenue	$1,646.0	1,492.6	153.4	10%	11%
Gross contract costs	77.0	14.9	62.1	n.m.	n.m.
Total revenue	$1,723.0	1,507.5	215.5	14%	14%

Operating expenses, excluding gross contract costs	$1,478.9	1,330.7	148.2	11%	12%
Gross contract costs	77.0	14.9	62.1	n.m.	n.m.
Operating income	$167.1	161.9	5.2	3%	4%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Revenue for the Americas region in 2012 was $1.7 billion, an increase of 14% from 2011. On a fee revenue basis, revenue increased 11% in local currency. The most significant increases were in Capital Markets & Hotels, which increased 25% in local currency, and Property & Facility Management, which increased 14% in local currency. Leasing revenue increased 9% despite overall office leasing volumes dropping 20% in the United States.

Total operating expenses were $1.6 billion for the year, a 16% increase from 2011. Fee-based operating expenses increased 12% in local currency from last year. The year-over-year increase was due to higher fixed compensation costs associated with a larger employee base, as well as higher commission expenses related to improved Leasing and Capital Markets & Hotels revenue. The SOP elimination during the year ended December 31, 2012, added approximately $5 million to compensation expense compared with 2011. Also impacting the 2012 Americas full-year and fourth-quarter operating expenses was $5 million of compensation expense related to acceleration of the deferred acquisition payments to those former Staubach shareholders who agreed to extend their employment agreements.

EMEA - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2012	December 31, 2011	U.S. dollars		Currency
Leasing	$250.0	236.1	13.9	6%	11%
Capital Markets & Hotels	235.1	229.1	6.0	3%	5%
Property & Facility Management (1)	171.4	159.7	11.7	7%	11%
Project & Development Services (1)	106.5	96.3	10.2	11%	16%
Advisory, Consulting and Other	189.1	178.9	10.2	6%	10%
Equity losses	(0.3)	(0.3)	—	—%	—%
Fee revenue	$951.8	899.8	52	6%	9%
Gross contract costs	120.8	91.7	29.1	32%	42%
Total revenue	$1,072.6	991.5	81.1	8%	12%

Operating expenses, excluding gross contract costs	$897.5	871.1	26.4	3%	7%
Gross contract costs	120.8	91.7	29.1	32%	42%
Operating income	$54.3	28.7	25.6	89%	95%
(1) Amounts adjusted to remove the impact of gross contract costs.

EMEA’s full-year revenue was over $1.0 billion, a 12% increase in local currency. Revenue increased on a fee revenue basis by 9% in local currency. EMEA’s revenue in U.S. dollars was comparatively lower than in local currency, with total revenue increasing 8% and fee revenue increasing 6%, primarily due to year-over-year changes in the U.S. dollar-to-Euro exchange rate ($1.39 average in 2011 to $1.29 average in 2012). Year-over-year revenue growth was generated across all business lines, led by Project & Development Services, which includes the Tetris fit-out business and grew 16% on a fee revenue basis in local currency, and by Leasing, which grew 11% in local currency. At a country level, our businesses in the United Kingdom, where we generated over 40% of our revenue in the region and have the greatest volume of leasing and capital markets transaction activities, France, the location of the core of our Tetris fit-out business, and Switzerland, where we acquired a business in 2011 focused on capital markets transactions and valuations that contributed in 2012, were the most significant contributors of revenue growth.

Total operating expenses were just over $1.0 billion for the year ended December 31, 2012, an increase of 10% in local currency from the same period of 2011. Operating expenses for the year ended December 31, 2012 included $29 million of additional gross contract costs related to the Project & Development Services business line compared with the year ended December 31, 2011. Fee-based operating expenses increased 7% in local currency from 2011. The year-over-year increase in fee-based operating expenses was primarily due to higher fixed compensation from the addition of the King Sturge business for a full year in 2012, compared with just over seven months in 2011. Adjusted operating income margin, which excludes King Sturge amortization of $5 million and $12 million for 2012 and 2011, respectively, calculated on a fee revenue basis was 6.2% in 2012 compared with 4.5% in 2011.

ASIA PACIFIC - REAL ESTATE SERVICES

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2012	December 31, 2011	U.S. dollars		Currency
Leasing	$198.2	192.3	5.9	3%	4%
Capital Markets & Hotels	109.3	94.9	14.4	15%	15%
Property & Facility Management (1)	319.9	284.5	35.4	12%	13%
Project & Development Services (1)	67.2	59.5	7.7	13%	16%
Advisory, Consulting and Other	86.1	81.2	4.9	6%	6%
Equity earnings	0.1	0.2	(0.1)	n.m.	n.m.
Fee revenue	$780.8	712.6	68.2	10%	11%
Gross contract costs	94.8	103.9	(9.1)	(9)%	(4%)
Total revenue	$875.6	816.5	59.1	7%	9%

Operating expenses, excluding gross contract costs	715.5	646.4	69.1	11%	12%
Gross contract costs	94.8	103.9	(9.1)	(9)%	(4%)
Operating income	$65.3	66.2	(0.9)	(1)%	1%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Asia Pacific’s revenue for the year increased 9% in local currency, to $876 million. Fee revenue was $781 million, an increase of 11% in local currency, led by 15% growth in Capital Markets & Hotels and 13% annuity growth in Property & Facility Management. Geographically, revenue growth was led by Southeast Asia and Japan, but was also diversified across the region's Property & Facility Management platform.

Total operating expenses were $810 million for the year ended December 31, 2012, an increase of 9% in local currency. Operating expenses included $95 million of gross contract costs, down from $104 million in 2011. Fee-based operating expenses rose 12% in local currency, to $716 million, due to a larger employee base servicing new and expanded Property & Facility Management contracts and inflationary compensation pressure across the region.

LASALLE INVESTMENT MANAGEMENT

	Twelve Months	Twelve Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	December 31, 2012	December 31, 2011	U.S. dollars		Currency
Advisory fees	$228.1	245.0	(16.9)	(7)%	(6)%
Transaction fees and other	10.5	7.3	3.2	44%	47%
Incentive fees	22.8	19.3	3.5	18%	18%
Equity earnings	24.0	3.8	20.2	n.m.	n.m.
Total segment revenue	$285.4	275.4	10.0	4%	5%

Operating expenses	213.5	218.5	(5.0)	(2)%	(1)%
Operating income	$71.9	56.9	15.0	26%	26%
n.m. - not meaningful

LaSalle’s advisory fees were $228 million for the year ended December 31, 2012, a decrease of 6% in local currency as compared to the year ended December 31, 2011. Although Advisory fees decreased year-over-year they remained relatively constant throughout 2012. During the year, the business recognized $23 million of incentive fees as a result of positive performance for clients and $24 million of equity earnings, primarily from asset sales. LaSalle's operating income margin was 25.2% in 2012, compared to 20.7% in 2011. Assets under management remained constant at $47 billion as of December 31, 2012.
CONSOLIDATED CASH FLOWS
Cash Flows from Operating Activities
During 2013, cash flows provided by operating activities were $293 million, a net decrease of $35 million from the $328 million of cash flows provided by operating activities in 2012. The year-over-year decrease was primarily the result of the growth of receivables in 2013 outpacing receivables growth in 2012, driven by increased revenue.

During 2012, cash flows provided by operating activities were $328 million, an increase of $117 million from the $211 million of cash flows provided by operating activities in 2011. This year-over-year increase resulted primarily from the 26% increase in net income and a decrease in cash required to fund working capital. The lower working capital requirements were primarily due to $100 million less in year-over-year increases in receivables resulting from improved receivables management and the 2012 collection of receivables associated with significant revenue growth late in the fourth quarter of 2011.

Cash Flows from Investing Activities
In 2013, we used $164 million for investing activities, a $13 million increase from the $151 million used in 2012. This increase was primarily due to a $30 million increase in cash used for acquisition activity, and partially offset by a $19 million decrease in net cash used for investments in real estate ventures. In 2013, we used $58 million for business acquisitions, including $13 million for five new acquisitions and $45 million for contingent earn-out consideration related to acquisitions completed in prior years, including $37 million related to the 2008 Staubach acquisition. In 2013 our net investment in our real estate ventures, capital contributions less distributions, was $10 million, compared to $29 million in 2012. The timing of our investments in and distributions from our real estate ventures is driven by the timing of asset sales and other client related considerations and thus can vary significantly from period to period.

In 2012, we used $151 million for investing activities, a $238 million decrease from the $389 million used in 2011. Cash used for acquisitions decreased by $224 million, due primarily to the $174 million paid to acquire King Sturge in 2011, and net cash used for our Investments in real estate ventures decreased by $17 million. In 2012, we used $28 million for acquisitions, consisting of $16 million for four new acquisitions and $12 million for contingent earn-out consideration for acquisitions completed in prior years.

Cash Flows from Financing Activities
In 2013 and 2012, we made significant reductions in our total debt, paying down our deferred acquisition obligations in 2013 and reducing borrowings under our credit facility net of the issuance of Long-term senior notes in 2012. These reductions were the main driver of the $128 million and $209 million of cash used for financing activities in 2012 and 2013, respectively. The largest year-over-year change was due to a decrease in cash used for deferred acquisition payments, which decreased to $72 million in 2013, compared with $144 million in 2012.

In 2012, we used $209 million of cash for financing activities, compared to $111 million provided by financing activities in 2011. This net decrease was primarily due to using significantly less cash for investing activities in 2012, providing us with the ability to use cash flows from operating activities to repay debt in 2012, rather than be a net borrower as we were in 2011. In 2012, we repaid $327 million of net borrowings under our credit facility. In November 2012, in an underwritten public offering, we issued $275 million of Long-term senior notes, which generated net proceeds of $272 million, which along with cash flows from operating activities were used to reduce borrowings under our credit facility. In 2012, we paid $144 million for deferred acquisition obligations, including $31 million for the 2011 King Sturge acquisition, and $111 million for the 2008 Staubach acquisition.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
On October 4, 2013, we renewed our credit facility (the "Facility") which, among other things, increased our borrowing capacity to $1.2 billion and extended the maturity date to October 4, 2018. Additionally, the Facility requires us to maintain a maximum cash flow leverage ratio of 3.50 to 1 through maturity and permits add-backs to adjusted EBITDA for charges related to any future restructuring initiatives and permitted acquisitions. As a result of the Facility renewal, the range in pricing decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. As of December 31, 2013, pricing on the Facility was LIBOR plus 1.25%. Proceeds from the Facility renewal have been used to repay all amounts outstanding under our previously existing credit facility. We had $155.0 million and $169.0 million outstanding under the Facility, at December 31, 2013 and 2012, respectively. Under our current Facility, at December 31, 2013, we had the capacity to borrow up to an additional $1.0 billion under the Facility. The average outstanding borrowings under the Facility were $450.5 million and $621.2 million during the twelve months ended December 31, 2013 and 2012, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.5 million and $32.2 million at December 31, 2013 and 2012, respectively, of which $22.8 million and $25.8 million at December 31, 2013 and 2012, respectively, were attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15 of each year.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our credit facility, short-term borrowings and long-term senior notes.

Co-Investment Activity
As of December 31, 2013, we had total investments of $287.2 million in approximately 50 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $9.6 million, $28.8 million and $46.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2013, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and paid total annual dividends and dividend-equivalents of $0.44, $0.40, and $0.30 per common share in 2013, 2012 and 2011, respectively. In December 2013, we paid a semi-annual cash dividend of $0.22 per share. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company’s Board of Directors.

Capital Expenditures
Capital expenditures for 2013 were $110.7 million, compared to $94.8 million and $91.5 million in 2012 and 2011, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures are $8.7 million and $12.3 million for 2013 and 2012, respectively, of capital expenditures made by a joint-venture entity that we are required to consolidate under U.S. GAAP. In 2013, we received $5.1 million of tenant improvement allowances, reimbursing us for capital expenditures we made related to leasehold improvements.

Business Acquisitions
In 2013, we paid $57.5 million for acquisitions consisting of $12.3 million for five new acquisitions and $45.2 million for contingent earn-out consideration for acquisitions completed in prior periods, including $36.9 million related to the 2008 Staubach acquisition. We also paid $72.5 million to satisfy deferred acquisition obligations, including $29.7 million for the 2011 King Sturge acquisition and $34.7 million for the 2008 Staubach acquisition.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $135.2 million and $213.4 million on our consolidated balance sheets at December 31, 2013 and 2012, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. At December 31, 2013, we had the potential to make earn-out payments for a maximum of $32.0 million on 12 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-outs will come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for payments to be made for the repurchase of the remaining shares exchanged in the merger. These payments will be based on the performance of our combined Indian operations and accordingly are not quantifiable at this time. An estimate of these obligations based on the original value of shares exchanged is reflected on our balance sheet within the $20.7 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2013 and 2012, we had total cash and cash equivalents of $152.7 million and $152.2 million, respectively, of which approximately $126.6 million and $121.3 million, respectively, was held by our foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The total assets of these countries in aggregate totaled 5% of our total assets at December 31, 2013 and 2012.

Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2013 ($ in millions):

	PAYMENTS DUE BY PERIOD
	LESS THAN				MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

1. Debt obligations	$452.8	22.8	—	155.0	275.0
2. Interest on debt obligations	131.8	14.6	28.6	28.1	60.5
3. Business acquisition obligations	140.6	37.9	77.5	25.2	—
4. Minority shareholder redemption liability	20.7	7.8	12.9	—	—
5. Lease obligations	612.1	135.5	234.2	127.0	115.4
6. Deferred compensation	16.4	3.9	9.4	3.1	—
7. Defined benefit plan obligations	106.0	8.9	18.8	20.1	58.2
8. Vendor and other purchase obligations	168.2	50.3	61.1	37.8	19.0
9. Unconsolidated joint ventures	—	—	—	—	—
Total	$1,648.6	281.7	442.5	396.3	528.1

1. Debt Obligations. As of December 31, 2013, we had $155.0 million of borrowings outstanding under our Facility and $22.8 million under local overdraft facilities. We had the ability to borrow up to $1.2 billion on the Facility that matures in October 2018. Additionally, we have the capacity to borrow up to an additional $46.3 million under local overdraft facilities. In November 2012, in an underwritten public offering, we issued $275.0 million of 4.4% Senior Notes due November 2022.
2. Interest on Debt Obligations. Our debt obligations incur interest charges at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2013 and assuming each of our debt obligations is held to maturity.
3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2013, with the only condition on those payments being the passage of time. The $140.6 million total represents $135.2 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $5.4 million of imputed interest reducing the obligations to their present value.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2013 we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $32.0 million at December 31, 2013. We anticipate that the majority of these earn-out payments will come due at various times over the next three years assuming the achievement of the applicable performance conditions.
4. Minority shareholder redemption liability. We estimate that the price of the remaining interest in our Indian operations held by the selling shareholders of the business we acquired in 2007 will be $20.7 million. We will be acquiring a portion of this interest in 2014. The final purchase price of the remaining interest in our India subsidiary will be based on formulas and independent valuations, as a result of which we cannot definitively determine the amount of this future payment at this time.
5. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2013 was $22.9 million.

6. Deferred compensation. Deferred compensation obligations include payments under our long-term deferred compensation plans. The contractual obligations table above does not include a provision for the following long-term compensation plans for which we cannot reliably estimate the timing and amount of certain payments:

•
We have a deferred compensation plan that is based on the performance of certain of our co-investment funds such that we cannot reliably estimate the timing and amount of payment. This plan is recorded on our Consolidated Balance Sheet as of December 31, 2013 as a long-term Deferred compensation liability based on the plan's current fair value of $5.6 million.

•
We also have a deferred compensation plan for certain U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. This plan is recorded on our Consolidated Balance Sheet at December 31, 2013, as Other long-term assets of $85.1 million, and long-term Deferred compensation liabilities of $85.9 million.

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
9. Unconsolidated joint ventures. We have made capital commitments to certain unconsolidated joint ventures that are entitled to call up to a maximum of $159.7 million as of December 31, 2013. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $37.2 million, $106.3 million and $71.0 million in 2013, 2012 and 2011, respectively.
In the Notes to Consolidated Financial Statements, see Note 10, Debt, for additional information on long-term debt obligations, see Note 11, Leases, for additional information on lease obligations, see Note 7, Retirement Plans, for additional information on defined benefit plan obligations, and see Note 5, Investments in Real Estate Ventures, for additional information on our unconsolidated joint ventures.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to (1) LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and (2) directly to funds for future fundings of co-investments in underlying funds totaling a maximum of $190.3 million as of December 31, 2013. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risks” and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2013, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, change in equity and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Chicago, Illinois
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jones Lang LaSalle Incorporated:
We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, change in equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Chicago, Illinois
February 27, 2014

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 ($ in thousands, except share data)

Assets	2013	2012
Current assets:
Cash and cash equivalents	$152,726	152,159
Trade receivables, net of allowances of $18,783 and $19,526	1,237,514	996,681
Notes and other receivables	94,519	101,952
Warehouse receivables	—	144,257
Prepaid expenses	56,491	53,165
Deferred tax assets, net	130,822	50,831
Other	52,156	16,484
Total current assets	1,724,228	1,515,529

Property and equipment, net of accumulated depreciation of $374,030 and $339,885	295,547	269,338
Goodwill, with indefinite useful lives	1,900,080	1,853,761
Identified intangibles, net of accumulated amortization of $116,393 and $110,348	45,579	45,932
Investments in real estate ventures, including $78,941 and $63,579 at fair value	287,200	268,107
Long-term receivables	65,353	58,881
Deferred tax assets, net	104,654	197,892
Other	174,712	142,059
Total assets	$4,597,353	4,351,499

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$528,505	497,817
Accrued compensation	810,425	685,718
Short-term borrowings	24,522	32,233
Deferred tax liabilities, net	11,274	10,113
Deferred income	104,410	76,152
Deferred business acquisition obligations	36,040	105,772
Warehouse facilities	—	144,257
Other	143,248	109,909
Total current liabilities	1,658,424	1,661,971

Noncurrent liabilities:
Credit facility	155,000	169,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	18,029	3,106
Deferred compensation	103,199	75,320
Deferred business acquisition obligations	99,196	107,661
Minority shareholder redemption liability	20,667	19,489
Other	77,029	80,696
Total liabilities	2,406,544	2,392,243
Commitments and contingencies	—	—

Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,447,958 and 44,054,042 shares issued and outstanding	444	441
Additional paid-in capital	945,512	932,255
Retained earnings	1,266,967	1,017,128
Shares held in trust	(8,052)	(7,587)
Accumulated other comprehensive (loss) income	(25,202)	8,946
Total Company shareholders’ equity	2,179,669	1,951,183
Noncontrolling interest	11,140	8,073
Total equity	2,190,809	1,959,256
Total liabilities and equity	$4,597,353	4,351,499
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 ($ in thousands, except share data)

	2013	2012	2011

Revenue	$4,461,591	3,932,830	3,584,544

Operating expenses:
Compensation and benefits	2,817,059	2,546,965	2,330,520
Operating, administrative and other	1,177,545	972,231	863,860
Depreciation and amortization	79,853	78,810	82,832
Restructuring and acquisition charges	18,315	45,421	56,127
Total operating expenses	4,092,772	3,643,427	3,333,339

Operating income	368,819	289,403	251,205

Interest expense, net of interest income	(34,718)	(35,173)	(35,591)
Equity earnings from real estate ventures	31,343	23,857	6,385

Income before income taxes and noncontrolling interest	365,444	278,087	221,999

Provision for income taxes	92,092	69,244	56,387
Net income	273,352	208,843	165,612

Net income attributable to noncontrolling interest	3,487	793	1,228
Net income attributable to the Company	269,865	208,050	164,384

Dividends on unvested common stock, net of tax benefit	409	494	387
Net income attributable to common shareholders	$269,456	207,556	163,997

Basic earnings per common share	$6.09	4.73	3.80
Basic weighted average shares outstanding	44,258,878	43,848,737	43,170,383

Diluted earnings per common share	$5.98	4.63	3.70
Diluted weighted average shares outstanding	45,072,120	44,799,437	44,367,359

Other comprehensive income:
Net income attributable to the Company	$269,865	208,050	164,384
Change in pension liabilities, net of tax	19,171	1,647	(16,156)
Foreign currency translation adjustments	(53,319)	41,056	(32,925)
Comprehensive income attributable to the Company	$235,717	250,753	115,303

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011 ($ in thousands, except share data)

	Company Shareholders' Equity
	Common Stock		Additional	Retained	Shares Held	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2010	42,659,999	$427	883,046	676,397	(6,263)	15,324	3,004	$1,571,935
Net income	—	—	—	164,384	—	—	1,228	165,612
Shares issued under stock compensation programs	1,135,689	11	1,199	—	—	—	—	1,210
Shares repurchased for payment of taxes on stock awards	(325,417)	(3)	(30,231)	—	—	—	—	(30,234)
Tax adjustments due to vestings and exercises	—	—	17,999	—	—	—	—	17,999
Amortization of stock compensation	—	—	32,955	—	—	—	—	32,955
Shares held in trust	—	—	—	—	(1,551)	—	—	(1,551)
Dividends paid, $0.30 per share	—	—	—	(13,484)	—	—	—	(13,484)
Change in pension liabilities, net of tax	—	—	—	—	—	(16,156)	—	(16,156)
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(981)	(981)
Foreign currency translation adjustments	—	—	—	—	—	(32,925)	—	(32,925)
December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380
Net income	—	—	—	208,050	—	—	793	208,843
Shares issued under stock compensation programs	756,434	8	3,697	—	—	—	—	3,705
Shares repurchased for payment of taxes on stock awards	(172,663)	(2)	(11,654)	—	—	—	—	(11,656)
Tax adjustments due to vestings and exercises	—	—	3,323	—	—	—	—	3,323
Amortization of stock compensation	—	—	31,921	—	—	—	—	31,921
Shares held in trust	—	—	—	—	227	—	—	227
Dividends paid, $0.40 per share	—	—	—	(18,219)	—	—	—	(18,219)
Change in pension liabilities, net of tax	—	—	—	—	—	1,647		1,647
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	4,029	4,029
Foreign currency translation adjustments	—	—	—	—	—	41,056		41,056
December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	269,865	—	—	3,487	273,352
Shares issued under stock compensation programs	550,821	5	1,250	—	—	—	—	1,255
Shares repurchased for payment of taxes on stock awards	(156,905)	(2)	(14,275)	—	—	—	—	(14,277)
Tax adjustments due to vestings and exercises	—	—	3,579	—	—	—	—	3,579
Amortization of stock compensation	—	—	22,703	—	—	—	—	22,703
Shares held in trust	—	—	—	—	(465)	—	—	(465)
Dividends paid, $0.44 per share	—	—	—	(20,026)		—	—	(20,026)
Change in pension liabilities, net of tax	—	—	—	—	—	19,171	—	19,171
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(420)	(420)
Foreign currency translation adjustments	—	—	—	—	—	(53,319)	—	(53,319)
December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011 ($ in thousands)

	2013	2012	2011
Cash flows used in operating activities:
Net income	$273,352	208,843	165,612
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	79,853	78,810	82,832
Equity earnings from real estate ventures	(31,343)	(23,857)	(6,385)
Gain on the sale of assets	(2,555)	—	—
Operating distributions from real estate ventures	13,672	10,641	593
Provision for loss on receivables and other assets	8,715	6,586	10,273
Amortization of deferred compensation	22,703	32,276	34,002
Accretion of interest on deferred business acquisition obligations	7,837	17,744	19,503
Amortization of debt issuance costs	4,437	4,375	4,384
Change in:
Receivables	(267,550)	(90,495)	(190,620)
Prepaid expenses and other assets	(45,014)	(33,986)	3,320
Deferred tax assets, net	28,058	(12,600)	(9,270)
Excess tax benefit from share-based payment arrangements	(3,579)	(3,323)	(17,999)
Accounts payable, accrued liabilities and accrued compensation	204,581	132,684	115,093
Net cash provided by operating activities	293,167	327,698	211,338

Cash flows used in investing activities:
Net capital additions – property and equipment	(110,684)	(94,758)	(91,538)
Proceeds from the sale of assets	13,604	—	—
Business acquisitions	(57,544)	(27,706)	(251,787)
Capital contributions and advances to real estate ventures	(37,217)	(106,322)	(71,027)
Distributions, repayments of advances and sale of investments	27,629	77,534	25,036
Net cash used in investing activities	(164,212)	(151,252)	(389,316)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,957,791	1,690,142	1,550,590
Repayments of borrowings under credit facility	(1,979,500)	(2,017,000)	(1,248,700)
Issuance of senior notes, net	—	272,396	—
Payments of deferred business acquisition obligations	(72,482)	(143,768)	(164,216)
Debt issuance costs	(4,614)	(946)	(2,630)
Shares repurchased for payment of employee taxes on stock awards	(14,277)	(11,656)	(30,234)
Excess tax adjustment from share-based payment arrangements	3,579	3,323	17,999
Common stock issued under option and stock purchase programs	1,255	3,705	1,210
Payment of dividends	(20,026)	(18,219)	(13,484)
Other loan proceeds, net	940	13,282	—
Noncontrolling interest distribution, net	(1,054)	—	—
Net cash (used in) provided by financing activities	(128,388)	(208,741)	110,535

Net increase (decrease) in cash and cash equivalents	567	(32,295)	(67,443)
Cash and cash equivalents, beginning of the period	152,159	184,454	251,897
Cash and cash equivalents, end of the period	$152,726	152,159	184,454

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,850	15,480	9,940
Income taxes, net of refunds	84,951	75,930	65,588
Non-cash investing activities:
Business acquisitions, contingent consideration	$9,215	7,373	6,598
Non-cash financing activities:
Deferred business acquisition obligations	$13,195	36,281	149,521

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION
Jones Lang LaSalle Incorporated (“Jones Lang LaSalle,” which we may refer to as we, us, our, the Company or the Firm) was incorporated in 1997. We have more than 200 corporate offices worldwide from which we provide services to clients in more than 90 countries. We have approximately 52,700 employees, including 30,800 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 3.0 billion square feet worldwide. LaSalle Investment Management ("LaSalle"), a member of the Jones Lang LaSalle group, is one of the world’s largest and most diversified real estate investment management firms, with approximately $47.6 billion of assets under management.

The following table shows the revenue for the major product categories into which we group these services for the years ended December 31, 2013, 2012 and 2011 ($ in millions):

	2013	2012	2011
Real Estate Services:
Leasing	$1,329.7	1,277.8	1,189.1
Capital Markets & Hotels	708.4	512.9	459.6
Property & Facility Management	1,199.5	1,012.3	864.4
Project & Development Services	555.4	486.2	441.5
Advisory, Consulting and Other	413.9	382.2	358.3
LaSalle Investment Management	254.7	261.4	271.6
Total revenue	$4,461.6	3,932.8	3,584.5
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

Principles of Consolidation
Our Consolidated Financial Statements include the accounts of Jones Lang LaSalle and its majority-owned and controlled subsidiaries. We have eliminated all intercompany balances and transactions in our Consolidated Financial Statements. Investments in real estate ventures over which we exercise significant influence, but do not control, are accounted for either under the equity method or at fair value.

When applying principles of consolidation, we begin with Accounting Standards Update ("ASU") 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” in determining whether an investee entity is a variable interest entity (“VIE”) or a voting interest entity. ASU 2009-17 draws a distinction between voting interest entities, which are embodied by common and traditional corporate and partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority vote consolidates. For VIEs, determination of the “primary beneficiary” drives the accounting. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. When we determine we are the primary beneficiary of a VIE, we consolidate our investment in the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE under the equity method or at fair value.

If an entity is not a VIE, but is a limited partnership or similar entity, we apply guidance from Accounting Standards Codification ("ASC") Topic 810 related to investments in joint ventures, and consider rights held by limited partners which may preclude consolidation by a sole general partner. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the general partner, and reassessed if (1) there is a change to the terms or in the exercisability of the rights of the limited partners, (2) the general partner increases or decreases its ownership of limited partnership interests, or (3) there is an increase or decrease in the number of outstanding limited partnership interests.

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

These estimates and assumptions are based on management’s best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflected in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected reported net income.
Revenue Recognition
We earn revenue from the following principal sources:
•Transaction commissions;
•Advisory and management fees;
•Incentive fees;
•Project and development management fees; and
•Construction management fees.

We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related service unless future contingencies exist. We recognize advisory and management fees related to property and facility management services, valuation services, corporate property services, consulting services and investment management as income in the period in which we perform the related services.We recognize incentive fees based on the performance of underlying funds’ investments, contractual benchmarks and other contractual formulas. If future contingencies exist, we defer recognition of the related revenue until the respective contingencies have been satisfied.

We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. We use the efforts expended method to determine the extent of progress towards completion for project and development management fees, and costs incurred to total estimated costs for construction management fees.

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $8.0 million, $8.1 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross construction services revenue totaled $148.9 million, $132.3 million, and $143.3 million and subcontract costs totaled $140.9 million, $124.2 million, and $133.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We include costs in excess of billings on uncompleted construction contracts of $4.4 million and $7.9 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $7.4 million and $5.2 million in Deferred income, respectively, as of December 31, 2013 and 2012, respectively.

Gross and Net Accounting: We follow the guidance of ASC Topic 605-45, “Principal and Agent Considerations,” when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses incurred but not separately scheduled, on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client, and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and in our facility management services tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, for client assignments in property and facility management and in project and development services that are accounted for on a gross basis, we identify the gross contract costs, including vendor and subcontract costs (“gross contract costs”), and present separately their impact on both revenue and operating expense in our Real Estate Services (“RES”) segments. We exclude these gross contract costs from revenue and operating expenses in determining “fee revenue” and “fee based operating expenses” in our segment presentation.

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

The majority of our service contracts are accounted for on a net basis. These net costs aggregated approximately $1.6 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $434.8 million, $292.6 million, and $210.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Accounts Receivable
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $260.4 million and $229.7 million at December 31, 2013 and 2012, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific accounts for which payment has become unlikely. We also base this estimate on historical experience combined with a review of current developments and client credit quality. The process by which we calculate the allowance begins with the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate.

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2013, 2012 and 2011 ($ in thousands).

	2013	2012	2011
Allowance at beginning of the year	$19,526	20,595	20,352
Charged to income	8,715	6,586	10,273
Write-off of uncollectible receivables	(8,552)	(7,858)	(10,901)
Reserves acquired from King Sturge	—	—	760
Impact of exchange rate movements and other	(906)	203	111
Allowance at end of the year	$18,783	19,526	20,595

Warehouse Receivables and Facilities
In 2011, we acquired certain assets of Atlanta-based Primary Capital™ Advisors. This acquisition expanded our capital market service offerings and allows us to better meet our clients’ needs through the origination, warehousing, sale and servicing of commercial mortgages as a Federal Home Loan Mortgage Corporation (Freddie Mac) Program Plus® Seller/Servicer. We originate mortgages based on contractual purchase commitments which are received from Freddie Mac prior to originating mortgages. Loans are generally funded by our warehouse facility at prevailing market rates. Loans are generally repaid within a one-month period when Freddie Mac buys the loans, while we retain the servicing rights. Upon surrender of control over the warehouse receivables, we account for the transfer as a sale. We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking.

Through June 30, 2012, we maintained an open-ended warehouse facility with Kemps Landing Capital Company, LLC to fund Warehouse receivables. On January 6, 2012, the Federal Housing Finance Agency announced a termination of Freddie Mac's purchase commitment agreement with Kemps Landing effective June 30, 2012. On July 1, 2012, we entered into an uncommitted warehouse facility with a third-party lender, with a maximum capacity of $85.0 million, as amended in August 2012. In November 2012, we amended the terms of this warehouse facility whereby the maximum capacity was increased to $150.0 million and could be further increased to $200.0 million upon establishment of a cash collateral account. In August 2013, we amended this facility to expand the maximum borrowing capacity to $300.0 million with an option to increase by an additional $100.0 million for a total borrowing capacity of $400.0 million. This facility bears interest at LIBOR plus 2.5%. On July 2, 2013, we entered into a second warehouse credit facility with a separate third-party lender with a maximum capacity of $100.0 million. This facility bears interest at LIBOR plus 2.0% and expires on July 1, 2014.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold. The recording of mortgage servicing rights at their fair value results in net gains, which we record as Revenue in our Consolidated Statements of Comprehensive Income. At December 31, 2013 and 2012, we had $5.8 million and $4.5 million, respectively, of mortgage servicing rights carried at the lower of amortized cost or fair value in Identified intangibles on our Consolidated Balance Sheets. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

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

We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize an impairment loss related to property and equipment for the years ended December 31, 2013, 2012 or 2011.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $71.0 million, $66.2 million, and $62.6 million, respectively. The following table shows the gross value of major asset categories at December 31, 2013 and 2012, as well as the standard depreciable life for each of these asset categories ($ in millions):

Category	2013	2012	Depreciable Life
Furniture, fixtures and equipment	$88.2	91.9	1 to 10 years
Computer equipment and software	375.3	332.0	2 to 10 years
Leasehold improvements	179.4	160.7	1 to 10 years
Automobiles and other	26.6	24.6	4 to 10 years
Total	669.5	609.2
Total accumulated depreciation	(374.0)	(339.9)
Net property and equipment	$295.5	$269.3

Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, we have significant goodwill and intangible assets resulting from these acquisitions. These intangible assets are primarily management contracts and customer backlog that we acquired as part of these acquisitions and amortize over their estimated useful lives.

We evaluate goodwill for impairment at least annually. ASU 2011-08, “Testing Goodwill for Impairment” permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define our four reporting units as the three geographic regions of Real Estate Services (“RES”), Americas RES, EMEA RES and Asia Pacific RES, and LaSalle.

We have used qualitative factors per the provisions of ASU 2011-08, with respect to the performance of our annual impairment test of goodwill and determined that no indicators of impairment exist primarily because (1) our market capitalization has consistently exceeded our carrying value by a significant margin, (2) our overall financial performance has been solid and improving in the face of mixed economic environments, and (3) forecasts of operating income and cash flows generated by our reporting units appear sufficient to support the carrying values of net assets of each reporting unit.

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

Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Typically, these are co-investments in funds that our investment management business establishes in the ordinary course of business for its clients. These investments take the form of ownership interests generally ranging from less than 1% to 15% of the respective ventures; we typically account for these investments under the equity method. We have elected the fair value option for certain of our investments. Pursuant to ASC Topic 825, this election is made on an investment-by-investment basis at the date of the initial investment. We believe the fair value accounting method more accurately represents the value and performance of these investments. See “Principles of Consolidation” above for additional discussion of the accounting for our co-investments.

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

For limited partnerships in which the Company is a limited partner, the Company has concluded that it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the limited partnership, the combination of our limited partner interest and the advisory agreement provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method or at fair value.
For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (1) increased by contributions made and by our share of net income of the real estate ventures, and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture’s net income or loss, including gains and losses from capital transactions, is reflected in our Consolidated Statements of Comprehensive Income as Equity earnings from real estate ventures.
We review investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments in real estate ventures and whether our investments are other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of a real estate asset underlying one of our investments may be impaired, we review the recoverability of the carrying amount of the real estate asset in comparison to an estimate of the future undiscounted cash flows expected to be generated by the underlying asset. When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. We then record the portion of the impairment loss related to our investment in the reporting period, within Equity earnings from real estate ventures on our Consolidated Statements of Comprehensive Income. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

For investments in real estate ventures for which the fair value option has been elected, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. These fair value adjustments are reflected as unrealized gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2013, 2012 and 2011, we recognized fair value gains of $5.1 million, $2.0 million and $0.6 million, respectively, that are included in Equity earnings from real estate ventures. The fair value of these investments at the balance sheet date is determined using discounted cash flow models and other Level 3 inputs.

We report Equity earnings from real estate ventures in the Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings (losses) from real estate ventures within Revenue. See Note 3 for Equity earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity earnings (losses) included in segment revenue.

See Note 5 for additional information on investments in real estate ventures.
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units is a significant element of our compensation programs. We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date and amortize it on a straight-line basis over the associated vesting period for each separately vesting portion of an award. We reduce stock-based compensation expense for estimated forfeitures each period and adjust expense accordingly upon vesting or actual forfeitures.

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

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2013, we had forward exchange contracts in effect with a gross notional value of $1.96 billion ($1.01 billion on a net basis) with a net fair value loss of $0.1 million. At December 31, 2012, we had forward exchange contracts in effect with a gross notional value of $1.95 billion ($886.6 million on a net basis) with a net fair value loss of $5.7 million.

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

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at December 31, 2013.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included in a separate component of equity (Other comprehensive income (loss)) and in the Consolidated Statements of Comprehensive Income (Other comprehensive income-foreign currency translation adjustments).

The $25.2 million of Accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2013, consists of $1.1 million of net foreign currency translation gains and $26.3 million of unrecognized losses on pension plans recorded net of tax. The $8.9 million of Accumulated other comprehensive income on our Consolidated Balance Sheet at December 31, 2012, consists of $54.4 million of net foreign currency translation gains and $45.5 million of unrecognized losses on pension plans recorded net of tax.

Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $3.9 million, $4.3 million, and $1.6 million for the years ending December 31, 2013, 2012 and 2011, respectively.

The effect of foreign currency translation on Cash and cash equivalents is reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows, and is not a material portion of cash flows from operating activities.

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

Earnings Per Share; Net Income Available to Common Shareholders
The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of our common stock equivalents. Common stock equivalents consist of shares to be issued under employee stock compensation programs. See Note 6 for additional information on our stock compensation plans.

New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line item in our Consolidated Statements of Comprehensive Income. To meet this requirement, an entity shall provide such information together, in one location, either on the face of the statement of comprehensive income or as a separate disclosure in the Notes to the Consolidated Financial Statements. In relation to our defined benefit plans, we recognized $2.7 million, $2.2 million and $2.0 million of Compensation and benefits expense for the years ended December 31, 2013, 2012 and 2011, respectively, for deferrals and actuarial losses that had been recorded as a component of other comprehensive income in prior periods.

See Note 7 for additional information on our defined benefit plans.

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
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of such unrecognized tax benefits. ASU 2013-11 will be effective for us on January 1, 2014. The adoption of ASU 2013-11 will not have a material impact on the balance sheet presentation of our deferred tax assets and liabilities.

(3) BUSINESS SEGMENTS
We manage and report our operations as four business segments:

The three geographic regions of Real Estate Services (“RES”):
(1) Americas,
(2) Europe, Middle East and Africa (“EMEA”),
(3) Asia Pacific;
and
(4) LaSalle Investment Management ("LaSalle"), which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets and hotels, property management, facility management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. We consider “property management” to be services provided to non-occupying property investors and “facility management” to be services provided to owner-occupiers.

LaSalle provides investment management services to institutional investors and high-net-worth individuals.

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

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a “net” presentation of “fee revenue” and “fee-based operating expense” more accurately reflects how we manage our expense base and operating margins. See Note 2 for additional information on our gross and net accounting. For segment reporting we also show Equity earnings (losses) from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle. Finally, our measure of segment results also excludes restructuring charges and certain acquisition related costs. Certain prior year amounts have been reclassified among reporting segments to conform with our current presentation of business segment results. These amounts relate to the presentation of revenue and associated expense and have an insignificant impact on previously reported operating income.

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

Summarized financial information by business segment for 2013, 2012 and 2011 is as follows ($ in thousands):

	2013	2012	2011
Real Estate Services
Americas
Revenue	$1,918,092	1,723,025	1,504,797
Equity earnings (losses)	549	(3)	2,682
Total segment revenue	1,918,641	1,723,022	1,507,479
Gross contract costs	(112,097)	(76,929)	(14,875)
Total segment fee revenue	1,806,544	1,646,093	1,492,604
Operating expenses:
Compensation, operating and administrative expenses	1,689,365	1,513,594	1,307,067
Depreciation and amortization	45,285	42,333	38,502
Total segment operating expenses	1,734,650	1,555,927	1,345,569
Gross contract costs	(112,097)	(76,929)	(14,875)
Total fee-based segment operating expenses	1,622,553	1,478,998	1,330,694
Operating income	$183,991	167,095	161,910

EMEA
Revenue	$1,323,201	1,072,909	991,824
Equity losses	(535)	(310)	(304)
Total segment revenue	1,322,666	1,072,599	991,520
Gross contract costs	(204,596)	(120,817)	(91,699)
Total segment fee revenue	1,118,070	951,782	899,821
Operating expenses:
Compensation, operating and administrative expenses	1,212,797	996,639	933,460
Depreciation and amortization	20,547	21,644	29,378
Total segment operating expenses	1,233,344	1,018,283	962,838
Gross contract costs	(204,596)	(120,817)	(91,699)
Total fee-based segment operating expenses	1,028,748	897,466	871,139
Operating income	$89,322	54,316	28,682

Continued: Summarized financial information by business segment for 2013, 2012 and 2011 is as follows ($ in thousands):

	2013	2012	2011
Real Estate Services
Asia Pacific
Revenue	$965,626	875,476	816,301
Equity earnings	129	150	178
Total segment revenue	965,755	875,626	816,479
Gross contract costs	(118,089)	(94,816)	(103,892)
Total segment fee revenue	847,666	780,810	712,587
Operating expenses:
Compensation, operating and administrative expenses	876,239	797,396	738,107
Depreciation and amortization	12,216	12,886	12,203
Total segment operating expenses	888,455	810,282	750,310
Gross contract costs	(118,089)	(94,816)	(103,892)
Total fee-based segment operating expenses	770,366	715,466	646,418
Operating income	$77,300	65,344	66,169

LaSalle
Revenue	$254,672	261,420	271,622
Equity earnings	31,200	24,020	3,829
Total segment revenue	285,872	285,440	275,451
Operating expenses:
Compensation, operating and administrative expenses	216,203	211,567	215,745
Depreciation and amortization	1,805	1,947	2,750
Total segment operating expenses	218,008	213,514	218,495
Operating income	$67,864	71,926	56,956

Segment Reconciling Items:
Total segment revenue	$4,492,934	3,956,687	3,590,929
Reclassification of equity earnings	31,343	23,857	6,385
Total revenue	4,461,591	3,932,830	3,584,544
Total segment operating expenses before restructuring and acquisition charges	4,074,457	3,598,006	3,277,212
Operating income before restructuring and acquisition charges	387,134	334,824	307,332

Restructuring and acquisition charges	18,315	45,421	56,127
Operating income	$368,819	289,403	251,205

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

	2013		2012

	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$2,009,465	3,622	$1,928,430	3,656
EMEA	1,321,197	2,728	1,212,640	3,001
Asia Pacific	681,122	2,228	691,187	2,300
LaSalle	473,305	278,622	430,865	259,150
Corporate	112,264	—	88,377	—
Consolidated	$4,597,353	287,200	$4,351,499	268,107
The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures ($ in thousands).

	2013	2012	2011
Real Estate Services:
Americas	$46,995	42,588	33,437
EMEA	19,206	21,574	20,476
Asia Pacific	15,320	9,120	18,763
LaSalle	1,947	3,660	3,348
Corporate	27,333	18,549	16,144
Total Capital Expenditures	110,801	95,491	92,168
Less proceeds on dispositions	(117)	(733)	(630)
Net Capital Expenditures	$110,684	94,758	91,538
The following table sets forth the 2013 and 2012 revenue and assets from our most significant currencies ($ in thousands).

	TOTAL REVENUE		TOTAL ASSETS
	2013	2012	2013	2012
United States dollar	$1,954,354	1,754,064	$2,562,112	2,469,853
British pound	636,288	516,135	756,096	684,546
Euro	595,947	482,729	468,750	421,426
Australian dollar	285,280	277,181	150,849	179,096
Chinese yuan	137,660	114,403	92,104	79,602
Hong Kong dollar	134,605	98,043	102,862	93,312
Japanese yen	121,965	139,858	35,889	41,187
Indian rupee	117,524	113,847	93,343	92,553
Singapore dollar	96,661	93,987	66,889	74,461
Other currencies	381,307	342,583	268,459	215,463
	$4,461,591	3,932,830	$4,597,353	4,351,499
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries were 5% of our total assets at both December 31, 2013 and 2012.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

2013 Business Combinations Activity
In 2013, we paid $57.5 million for business acquisitions consisting of (1) $12.3 million paid for five new acquisitions and (2) $45.2 million for contingent earn-out consideration related to acquisitions completed in prior years, including $36.9 million for the final earn-out payment for the 2008 Staubach acquisition. Also, in relation to acquisitions completed in prior years, we paid $72.5 million for deferred acquisition obligations, including $29.7 million for the 2011 King Sturge acquisition and $34.7 million for the 2008 Staubach acquisition.

In 2013, we completed five new acquisitions including: (1) Quadrant Realty Finance LLC, a real estate debt and equity origination firm that expands our Capital Markets capabilities in Dallas and North Texas, (2) Capital Realty LLC, a Kansas City-based commercial real estate firm that specializes in leasing, property management, real estate transactions, and project management and development services, (3) Means Knaus Partners, a Houston-based property management company that has a portfolio of office space under management with properties located primarily in Dallas, Denver, Houston, Los Angeles, Orlando, Tampa and Chicago, (4) OPEX Consulting, a Japanese consulting firm that provides supply chain and logistics consulting services, and (5) Halcyon Real Estate PTE LTD, a Singapore-based commercial real estate firm.

Terms of these acquisitions included: (1) cash paid at closing of $12.3 million, (2) consideration subject only to the passage of time recorded as Deferred business acquisition obligations at a current fair value of $13.2 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as current and long-term liabilities, at their estimated fair value of $9.2 million. These acquisitions resulted in goodwill of $26.5 million, which we anticipate being able to amortize and deduct for tax purposes, and identifiable intangibles of $8.3 million. During 2013, we also increased goodwill by $17.3 million for contingent earn-out payments recorded when the performance conditions on acquisitions completed prior to 2009 were achieved.

2012 Business Combinations Activity
In 2012, we paid $27.7 million for acquisitions consisting of (1) $15.5 million for four new acquisitions and (2) $12.2 million for contingent earn-out consideration for acquisitions completed in prior years. We also paid $143.8 million to satisfy deferred acquisition obligations, including (1) $30.8 million for the 2011 King Sturge acquisition, and (2) $111.1 million for the 2008 Staubach acquisition. The Staubach payment also included $3.9 million that we recorded as compensation expense for a total payment of $115.0 million, representing an acceleration of the majority of the $156.0 million deferred acquisition payment previously scheduled to be paid in August 2013.

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

Earn-Out Payments
At December 31, 2013, we had the potential to make earn-out payments on 12 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $32.0 million at December 31, 2013. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will come due over the next four years.

Approximately $2.2 million of these potential earn-out payments are the result of acquisitions completed prior to the 2009 adoption of the fair value requirements for contingent consideration under ASC 805, “Business Combinations,” and thus will be recorded as additional purchase consideration if and when the contingency is met. Changes in the estimated fair value of the remaining $29.8 million of potential earn-out payments for acquisitions completed under ASC 805 will result in increases or decreases in Operating, administrative and other expenses in our Consolidated Statements of Comprehensive Income. The fair value of these contingent payments is based on discounted cash flow models that reflect our projection of operating results of each respective acquisition and are based on Level 3 inputs in the fair value hierarchy.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill as of December 31, 2013. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than U.S. dollars, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $1.9 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.9 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $37.9 million that will be amortized over their remaining finite useful lives, and (3) $7.7 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2012	$922,301	592,634	217,434	18,838	1,751,207
Additions, net of adjustments	42,784	9,143	23,949	—	75,876
Impact of exchange rate movements	(110)	23,334	2,872	582	26,678
Balance as of December 31, 2012	$964,975	625,111	244,255	19,420	1,853,761
Additions, net of adjustments	30,664	8,338	4,759	—	43,761
Impact of exchange rate movements	(457)	14,144	(11,114)	(15)	2,558
Balance as of December 31, 2013	$995,182	647,593	237,900	19,405	1,900,080

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated

Gross Carrying Amount
Balance as of January 1, 2012	$87,077	44,107	12,419	8,788	152,391
Additions	4,082	—	1,166	—	5,248
Adjustment for fully amortized intangibles	—	(3,700)	—	—	(3,700)
Impact of exchange rate movements	(10)	1,941	175	235	2,341
Balance as of December 31, 2012	$91,149	42,348	13,760	9,023	156,280
Additions	10,223	—	335	—	10,558
Adjustment for fully amortized intangibles		—	(3,471)	—	(3,471)
Impact of exchange rate movements	(15)	759	(875)	(1,264)	(1,395)
Balance as of December 31, 2013	$101,357	43,107	9,749	7,759	161,972

Accumulated Amortization
Balance as of January 1, 2012	$(64,662)	(24,104)	(10,887)	(148)	(99,801)
Amortization expense	(6,663)	(5,023)	(1,336)	—	(13,022)
Adjustment for fully amortized intangibles	—	3,700	—	—	3,700
Impact of exchange rate movements	10	(1,111)	(138)	14	(1,225)
Balance as of December 31, 2012	$(71,315)	(26,538)	(12,361)	(134)	(110,348)
Amortization expense	(6,944)	(2,263)	(606)	—	(9,813)
Adjustment for fully amortized intangibles	—	—	3,471	—	3,471
Impact of exchange rate movements	15	(578)	836	24	297
Balance as of December 31, 2013	$(78,244)	(29,379)	(8,660)	(110)	(116,393)

Net book value as of December 31, 2013	$23,113	13,728	1,089	7,649	45,579

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of these intangible assets is 3.2 years and the remaining estimated future amortization expense by year for our identifiable intangibles with finite useful lives at December 31, 2013 is as follows ($ in thousands):

2014	$9,588
2015	8,411
2016	4,927
2017	4,412
2018	3,661
Thereafter	6,931
Total	$37,930

(5) INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2013 and 2012, we had Investments in real estate ventures of $287.2 million and $268.1 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting. We have elected the fair value option for certain of our direct investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

We utilize two investment vehicles, LaSalle Investment Company I ("LIC I") and LaSalle Investment Company II ("LIC II"), to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.78% ownership interest in LIC II; primarily institutional investors hold the remaining 52.15% and 51.22% interests in LIC I and LIC II, respectively.

At December 31, 2013, LIC II had unfunded capital commitments to underlying funds of $200.0 million and a $60.0 million revolving credit facility (the “LIC II Facility”), principally for working capital needs. At December 31, 2013, our maximum potential unfunded commitments to LIC I and LIC II combined were $128.6 million which include our share of commitments to underlying funds and our exposure to funding our proportionate share of the then outstanding balance on the LIC II Facility. LIC I’s and LIC II’s exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. Our unfunded commitment to LIC I will remain in effect until December 31, 2014. We expect that LIC II will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds.

The following table summarizes the discussion above relative to LIC I and LIC II at December 31, 2013 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$5.2	$123.4
Our share of unfunded capital commitments to underlying funds	0.4	97.6
Our maximum exposure assuming facilities are fully drawn	N/A	29.3
Our share of exposure on outstanding borrowings	N/A	7.4

Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $61.7 million as of December 31, 2013.

Our Investments in real estate ventures include investments in entities classified as variable interest entities (“VIEs”) that we analyze for potential consolidation. We had investments, either directly or indirectly, of $2.6 million and $6.7 million at December 31, 2013 and December 31, 2012, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity’s economic performance. In each case, we determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss in these VIEs is limited to the amount of our investment in the entities. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs. Accordingly, we do not consolidate these VIEs in our Consolidated Financial Statements.

The following table summarizes the combined financial information for the unconsolidated ventures (including those held via LIC I and LIC II) accounted for under either the equity method of accounting or at fair value ($ in millions):

	2013	2012	2011
Balance Sheets:
Investments in real estate, net of depreciation	10,567.4	14,042.7	15,611.7
Total assets	13,741.8	16,942.5	18,672.6
Mortgage indebtedness	5,109.4	9,173.3	10,106.5
Other borrowings	486.2	346.8	242.7
Total liabilities	6,313.8	9,449.6	11,698.5
Total equity	7,428.0	7,492.9	6,974.1
Statements of Operations:
Revenue	1,605.2	1,871.9	1,693.7
Net income	906.2	776.0	73.5

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

When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the impairment. Equity earnings from real estate ventures included impairment charges of $6.5 million, $7.9 million, and $5.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures.

Fair Value
We elected the fair value option for certain investments in real estate ventures, in the ordinary course of business at the time of the initial direct investment, because we believe the fair value accounting method more accurately represents the value and performance of these investments. At December 31, 2013, 2012, and 2011, we had $78.9 million, $63.6 million, and $23.2 million, respectively, of direct investments that were accounted for under the fair value method. For direct investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2013, 2012 and 2011, we recognized fair value gains of $5.1 million, $2.0 million, and $0.6 million, respectively. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the current year movements in our direct investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2013	2012	2011
Fair value investments as of January 1,	$63,579	23,169	—
Investments	16,857	64,516	23,810
Distributions	(3,424)	(26,702)	—
Net fair value gain	5,131	1,972	640
Foreign currency translation adjustments, net	(3,202)	624	(1,281)
Fair value investments as of December 31,	$78,941	63,579	23,169

We account for our investment in LIC II under the equity method of accounting. LIC II accounts for certain of its investments under the fair value method. LIC II had investments of $51.1 million, $49.2 million, and $12.7 million at December 31, 2013, 2012, and 2011, respectively, that were accounted for under the fair value method.

(6) STOCK-BASED COMPENSATION
The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan (“SAIP”) provides for the granting of various stock awards to eligible employees of Jones Lang LaSalle. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 1.1 million shares available for grant under the SAIP at December 31, 2013. We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan (“Save As You Earn” or “SAYE” plan), that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods.
Share-based compensation expense is included within Compensation and benefits expense in our Consolidated Statements of Comprehensive Income. Share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following ($ in thousands):

	2013	2012	2011
Restricted stock unit awards	$21,292	31,553	33,915
UK SAYE	1,030	938	726
	$22,322	32,491	34,641

We amortize the fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Employees age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These criteria trigger application of certain provisions of ASC Topic 718, “Compensation - Stock Compensation,” whereby compensation expense for restricted stock unit awards granted to employees meeting these criteria are accelerated such that all expense is recognized by the time that these employees meet the criteria to be considered for retirement eligibility.

Restricted Stock Unit Awards
Historically a significant portion of restricted stock units granted each year have been granted in the first quarter of the year under our Stock Ownership Program (the “SOP”). The SOP generally required that from 10% to 20% of incentive compensation (or “bonus”) of certain senior employees be deferred and delivered in restricted stock units. Under the SOP plan we have granted approximately 365,000 and 212,000 shares of restricted stock in 2012, and 2011, respectively. In the second quarter of 2012, we terminated the SOP in connection with incentive compensation payments for 2012 performance, such that no additional restricted stock units were issued under the SOP in the first quarter of 2013 or will be thereafter. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.

Restricted stock unit activity for the years ending December 31, 2013 and 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2012	1,362.3	$66.29

Granted	606.3	67.34
Vested	(577.7)	62.24
Forfeited	(45.0)	66.52
Unvested at December 31, 2012	1,345.9	$68.50	1.91

Granted	244.4	91.01
Vested	(522.8)	70.51
Forfeited	(42.5)	62.29
Unvested at December 31, 2013	1,025.0	$73.10	2.03

Unvested shares expected to vest	992.3	$73.22	2.03

We determine the fair value of restricted stock units based on the market price of the Company’s common stock on the grant date. As of December 31, 2013, we had $28.6 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at December 31, 2013 over varying periods into 2018.

Shares vested during the years ended December 31, 2013, 2012 and 2011, had grant date fair values of $36.9 million, $36.0 million, and $49.7 million, respectively. Shares granted during the years ended December 31, 2013, 2012 and 2011 had grant date fair values of $22.2 million, $40.8 million and $37.5 million, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan’s three and five year vesting periods. There were approximately 586,000 shares available for grant under the SAYE plan at December 31, 2013.

Options activity under the SAYE plan for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Options granted	25,400	127,400
Exercise price - options granted	$77.65	$59.26
Options exercised	22,241	172,980
Weighted average exercise price	$47.32	$19.78
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 227,800 and 237,400 options outstanding under the SAYE plan at December 31, 2013 and 2012, respectively.

(7) RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan that is subject to United States Internal Revenue Code Section 401(k) for our eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are included in the accompanying Consolidated Statements of Comprehensive Income. For the years ended December 31, 2013, 2012 and 2011 our employer contributions were $15.7 million, $13.5 million and $12.3 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.

We maintain several defined contribution retirement plans for our eligible non-U.S. employees. Our contributions to these plans were approximately $23.4 million, $22.1 million and $15.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Defined Benefit Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 consisted of the following ($ in thousands):

	2013	2012	2011
Employer service cost - benefits earned during the period	$3,852	3,978	3,853
Interest cost on projected benefit obligation	14,283	14,202	13,590
Expected return on plan assets	(19,884)	(17,332)	(16,826)
Net amortization of deferrals	2,186	2,070	1,450
Recognized actuarial loss	496	157	584
Net periodic pension cost	$933	3,075	2,651
The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2013 and 2012 ($ in thousands):

Change in benefit obligation:	2013	2012
Projected benefit obligation, beginning of year	$339,215	294,245
Service cost	3,852	3,978
Interest cost	14,283	14,202
Plan participants’ contributions	641	796
Benefits paid	(8,404)	(6,718)
Actuarial loss	3,740	21,080
Changes in currency translation rates	8,277	13,896
Other	(3,397)	(2,264)
Projected benefit obligation, end of year	$358,207	339,215

Change in plan assets:	2013	2012
Fair value of plan assets, beginning of year	$333,934	277,012
Actual return on plan assets	38,650	38,726
Plan contributions	13,194	13,797
Benefits paid	(8,404)	(6,718)
Changes in currency translation rates	9,664	13,381
Other	(3,940)	(2,264)
Fair value of plan assets, end of year	$383,098	333,934

Funded status and net amount recognized	$24,891	(5,281)

Accumulated benefit obligation, end of year	$354,330	335,202

The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.

Defined benefit pension plan amounts recognized in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 include the following ($ in thousands):

	2013	2012
Net pension assets (liabilities)	$24,891	(5,281)
Accumulated other comprehensive loss	42,021	58,748
Net amount recognized	$66,912	53,467

Amounts in Accumulated other comprehensive (loss) income yet to be recognized as components of net periodic pension cost are comprised of $41.0 million of actuarial losses and $1.0 million of prior service cost as of December 31, 2013. We anticipate that $1.2 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2014.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2013	2012	2011
Discount rate used in determining present values	4.00% to 4.65%	3.50% to 4.70%	4.70% to 5.70%
Annual increase in future compensation levels	0.00% to 3.85%	0.00% to 3.40%	2.00% to 3.40%
Expected long-term rate of return on assets	4.10% to 7.00%	4.70% to 6.64%	5.40% to 7.00%

The discount rate assumptions used for these pension plans were based on the yield of investment grade bonds with durations consistent with the liabilities of these plans.

The expected long-term rate of return on assets is based on the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The actual return on plan assets for the years ending December 31, 2013 and 2012 has exceeded our projected long-term rate of return on assets due to strong corporate bond and equity markets that generated asset returns that have exceeded historical trends and have exceeded the returns we expect these assets to achieve over the long-term.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by the trustees of each plan. The investment objective of these trusts is to invest plan assets in such a manner that members’ benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company’s management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2013.

The fair value of plan assets of the U.K. and Irish plans was determined using quoted market prices, Level 1 inputs, and significant observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2013, determined using Level 1 inputs was $305.6 million, and using Level 2 inputs was $46.3 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company’s defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair values of the plan assets for this plan were $31.2 million and $23.7 million at December 31, 2013 and 2012, respectively. The valuation of these assets was determined with the assistance of a third party insurance company and is a Level 3 valuation.

The allocation of pension plan assets at December 31, 2013 and 2012 is as follows:

	2013	2012
Equity securities
U.K. equities	17%	17%
Non-U.K. equities	32%	30%
Debt securities
Corporate bonds	31%	39%
Government and other	3%	5%
Cash and other	17%	9%
	100%	100%

The actual asset allocation at December 31, 2013 approximates the plan’s target asset allocation percentages.

Future contributions and payments - We expect to contribute $11.1 million to our defined benefit pension plans in 2014. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in thousands):

Pension Benefit Payments
2014	$8,883
2015	9,367
2016	9,496
2017	9,802
2018	10,270
2019 to 2023	58,224
Total	$106,042

(8) INCOME TAXES
For the years ended December 31, 2013, 2012 and 2011, our provision for income taxes consisted of the following ($ in thousands):

	2013	2012	2011
U.S. Federal:
Current	$4,704	11,108	2,702
Deferred	11,848	705	22,598
	$16,552	11,813	25,300

State and Local:
Current	$2,633	3,687	643
Deferred	(1,403)	168	5,380
	$1,230	3,855	6,023

International:
Current	$58,387	62,650	64,554
Deferred	15,923	(9,074)	(39,490)
	$74,310	53,576	25,064

Total	$92,092	69,244	56,387

In 2013, our current tax expense was reduced by $53.3 million, and our deferred tax expense was increased by a corresponding amount, due to the utilization of net operating loss carryovers. In 2012 and 2011, our current tax expense was increased by $20.2 million and reduced by $22.7 million, respectively, due to the generation of additional net operating loss carryovers, and utilization of prior years’ net operating loss carryovers.
Income tax expense for the years ended December 31, 2013, 2012, and 2011 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in thousands):

	2013		2012		2011
Computed "expected" tax expense	$127,904	35.0%	$97,331	35.0%	$77,699	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	1,357	0.4%	2,753	1.0%	4,089	1.8%
Amortization of goodwill and other intangibles	(5,724)	(1.6)%	(7,685)	(2.8)%	(1,131)	(0.5)%
Nondeductible expenses	2,144	0.6%	1,169	0.4%	680	0.3%
International earnings taxed at varying rates	(38,882)	(10.6)%	(33,540)	(12.1)%	(29,174)	(13.1)%
Valuation allowances	5,894	1.6%	13,588	5.0%	3,152	1.4%
Return to provision adjustment	1,154	0.3%	(5,861)	(2.1)%	(2,946)	(1.3)%
Other, net	(1,755)	(0.5)%	1,489	0.5%	4,018	1.8%
Total	$92,092	25.2%	$69,244	24.9%	$56,387	25.4%

With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income tax presence in 74 countries or other taxable jurisdictions outside of the United States which are treated as such by the United States Internal Revenue Code. All of those countries had income tax rates lower than the combined United States federal and state income tax rate in 2013.

With respect to jurisdictions in which we operate with very low tax rates, income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (23.25%), and the Netherlands (25%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation include Macau (12%), Cyprus (12.5%), Ireland (12.5%), Poland (19%),Turkey (20%), Korea (24.2%) and The People’s Republic of China (25%). In the aggregate, these very low rate jurisdictions contributed over half of the difference between the actual income tax provision for international earnings and the equivalent provision at the United States statutory rate in 2013. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.

In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2013 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, which represents a difference of 10% or more from the United States federal statutory income tax rate.

For the years ended December 31, 2013, 2012, and 2011 our income before taxes from domestic (U.S.) and international sources is as follows ($ in thousands):

	2013	2012	2011
Domestic	$102,832	100,117	97,469
International	262,612	177,970	124,530
Total	$365,444	278,087	221,999

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in thousands):

	2013	2012	2011
Deferred tax assets attributable to:
Accrued expenses	$128,633	89,962	84,575
U.S. federal and state loss and credit carryovers	56,888	82,632	84,716
Allowances for uncollectible accounts	6,025	6,236	6,225
International loss carryovers	133,445	147,390	125,121
Investments in real estate ventures	38,821	39,112	32,588
Pension liabilities	9,217	14,811	19,399
Other	—	—	330
Deferred tax assets	$373,029	380,143	352,954

Less: valuation allowances	(60,483)	(53,810)	(38,797)
Net deferred tax assets	$312,546	326,333	314,157

Deferred tax liabilities attributable to:
Property and equipment	$5,690	4,675	9,873
Intangible assets	91,668	82,142	74,836
Income deferred for tax purposes	2,190	2,055	2,980
Other	6,825	1,957	—
Deferred tax liabilities	$106,373	90,829	87,689

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, we estimate that our resulting U.S. federal and state tax liability would be approximately $92.0 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers.
As of December 31, 2013, we had an available U.S. net operating loss carryover of $116.8 million which will begin to expire in 2029; U.S. state net operating loss carryovers of $19.7 million, which expire at various dates through 2027; and international net operating loss carryovers of $528.9 million, which primarily do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2012 to 2013 includes increases from current year losses, and decreases from current year estimated utilization.
As of December 31, 2013, we believe it is more likely than not that the net deferred tax assets of $206.2 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded that recognition is not yet appropriate under ASC Topic 740, “Income Taxes.” In 2013, we reduced valuation allowances by $3.2 million on some jurisdictions’ net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $9.1 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years.
As of December 31, 2013, our net current liability for income tax was $66.7 million, consisting of a current receivable of $37.2 million and current payable of $103.9 million.
The Company or one or more of its subsidiaries files income tax returns in the United States (including 47 states and 25 cities and the District of Columbia and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People’s Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, The Netherlands, and Spain as well as 59 other countries. Generally, the Company’s open tax years include those from 2009 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2013, the Company is under examination in the United Kingdom, Germany, Romania, Belgium, Thailand, Indonesia, Beijing and Dalian within the People’s Republic of China, Singapore, India, Kuwait and the State of Michigan.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows ($ in thousands):

	2013	2012
Balance at January 1	$87,226	$93,365
Additions based on tax positions related to the current year	3,627	5,689
Decrease for the reversals of tax positions of prior years	(8,021)	(5,031)
Reductions for use in settlements with taxing authorities	(270)	(2,287)
Lapse of statute of limitations	(1,443)	(4,510)
Balance at December 31	$81,119	$87,226
We believe it is reasonably possible that matters for which we have recorded $45.4 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2013, including $34.5 million of such benefits for which related indemnification assets are recorded. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2013, 2012, and 2011, we recognized approximately $0.9 million, $(0.1) million, and $1.9 million, respectively, in interest expense (income) and no penalties. We had approximately $11.0 million and $10.1 million of accrued interest at December 31, 2013 and 2012, respectively.

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
There were no transfers among levels of valuations during the three year period ending December 31, 2013.

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

We estimate that the fair value of our Long-term senior notes was $262.6 million and $280.5 million at December 31, 2013 and December 31, 2012, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The actual carrying value of our Long-term senior notes was $275.0 million at December 31, 2013 and 2012.

We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. The fair values of our Warehouse receivables are based on the committed purchase price. When applicable we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013		December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$12,966	—	$4,351	—
Deferred compensation plan assets	85,050	—	60,523	—
Investments in real estate ventures - fair value	—	78,491	—	63,579
Total assets at fair value	$98,016	78,491	$64,874	63,579

Liabilities
Foreign currency forward contracts payable	$13,094	—	$10,074	—
Deferred compensation plan liabilities	85,853	—	62,095	—
Total liabilities at fair value	$98,947	—	$72,169	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At December 31, 2013, these forward exchange contracts had a gross notional value of $1.96 billion ($1.01 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $13.0 million and a current liability of $13.1 million. At December 31, 2012, these forward exchange contracts had a gross notional value of $1.95 billion ($886.6 million on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $4.4 million and a current liability of $10.1 million.

The revaluations of our foreign currency forward contracts resulted in net losses of $0.1 million, $5.7 million and $1.4 million, for the years ending December 31, 2013, 2012 and 2011, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years in the period ended December 31, 2013.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $13.0 million asset at December 31, 2013 was comprised of gross contracts with receivable positions of $13.8 million and payable positions of $0.8 million. The $13.1 million liability position at December 31, 2013 was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $14.4 million. At December 31, 2012, the $4.4 million asset was comprised of gross contracts with receivable positions of $5.0 million and payable positions of $0.6 million. The $10.1 million liability position at December 31, 2012, was comprised of gross contracts with receivable positions of $2.3 million and payable positions of $12.4 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our Consolidated Balance Sheet at December 31, 2013, as Other long-term assets of $85.1 million, long-term Deferred compensation liabilities of $85.9 million, and as a reduction of equity, Shares held in trust, of $8.1 million. This plan is recorded on our Consolidated Balance Sheet at December 31, 2012 as Other long-term assets of $60.5 million, long-term Deferred compensation liabilities of $62.1 million, and as a reduction of equity, Shares held in trust, of $7.6 million.

We have elected the fair value option for certain direct investments in real estate ventures. We had $78.9 million and $63.6 million at December 31, 2013 and 2012, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 5, Investments in Real Estate Ventures.

Non-Recurring Fair Value Measurements
We review our Investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments and whether our investments are other than temporarily impaired. When the carrying amount of the underlying real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Our determination of fair value is based on a discounted cash flow approach using primarily Level 3 inputs. See Note 5, Investments in Real Estate Ventures.

(10)	DEBT
Credit Facility
On October 4, 2013, we renewed our credit facility (the "Facility") which, among other things, increased our borrowing capacity to $1.2 billion and extended the maturity date to October 4, 2018. Additionally, the Facility requires us to maintain a maximum cash flow leverage ratio of 3.50 to 1 through maturity and permits add-backs to adjusted EBITDA for charges related to any future restructuring initiatives and permitted acquisitions. Proceeds from the Facility renewal have been used to repay all amounts outstanding under our previously existing credit facility. We had $155.0 million and $169.0 million outstanding under the Facility, at December 31, 2013 and 2012, respectively. Under our current Facility, at December 31, 2013, we had the capacity to borrow up to an additional $1.0 billion under the Facility. The average outstanding borrowings under the Facility were $450.5 million and $621.2 million during the twelve months ended December 31, 2013 and 2012, respectively.

As a result of the Facility renewal, the range in pricing decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. As of December 31, 2013, pricing on the Facility was LIBOR plus 1.25%. The effective interest rate on our debt was 1.4% and 1.6% during the twelve months ended December 31, 2013 and 2012, respectively.

We remain in compliance with all covenants under our Facility as of December 31, 2013. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.5 million and $32.2 million at December 31, 2013 and 2012, respectively, of which $22.8 million and $25.8 million at December 31, 2013 and 2012, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the “Notes”). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.

The Notes are our unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility. The indenture contains covenants that limit our and our subsidiaries' abilities to, among other things, (1) incur liens, (2) enter into sale and leaseback transactions and (3) consolidate, merge or sell or transfer all or substantially all of our assets. We remain in compliance with all covenants under the Notes as of December 31, 2013.

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
Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in thousands):

OPERATING LEASES
2014	$135,559
2015	127,618
2016	106,574
2017	72,361
2018	54,601
Thereafter	115,416
Minimum lease payments	$612,129
As of December 31, 2013, we have accrued liabilities related to excess lease space of $9.9 million, including $5.9 million related to excess lease space as a result of combining King Sturge’s offices with our offices. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2013 was $22.9 million.
Total rent expense, including office space and other rentals, was $131.2 million, $131.5 million and $124.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(12) TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $125.7 million, $147.7 million, and $132.3 million for 2013, 2012 and 2011, respectively, as well as receivables of $14.4 million and $13.9 million at December 31, 2013 and 2012, respectively, related to transactions with affiliates that are primarily a result of transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees at December 31, 2013 and 2012 are shown in the following table ($ in millions): (1)

	2013	2012
Loans related to co-investments (2)	$6.4	3.3
Advances, travel and other (3)	62.5	53.1
	$68.9	56.4
(1) The Company does not extend credit or provide personal loans to any director or executive officer of the Company.

(2)	These nonrecourse loans have been made to allow employees the ability to participate in investment fund opportunities.
(3) Consists primarily of commissions and other compensation advances to employees that are amortized over required service periods.

(13) COMMITMENTS AND CONTIGENCIES
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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company which relates to multiple years was $6.2 million and $1.6 million as of December 31, 2013 and 2012, respectively.

(14) RESTRUCTURING AND ACQUISITION CHARGES
In 2013, 2012 and 2011, we recognized $18.3 million, $45.4 million and $56.1 million, respectively, of restructuring and acquisition integration costs consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and (4) other acquisition and information technology integration costs.

The following table shows the restructuring charges and the related payment activity for the years ending December 31, 2013, 2012 and 2011 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2011	$4,267	—	546	—	4,813

Accruals	13,415	15,727	9,058	17,927	56,127
Payments made	(5,970)	(8,172)	(1,692)	(13,149)	(28,983)
December 31, 2011	$11,712	7,555	7,912	4,778	31,957

Accruals	12,422	8,151	8,374	16,474	45,421
Fixed Asset Disposals				(2,660)	(2,660)
Payments made	(14,143)	(10,518)	(4,323)	(14,357)	(43,341)
December 31, 2012	$9,991	5,188	11,963	4,235	31,377

Accruals	12,269	60	(1,349)	7,335	18,315
Payments made	(18,462)	(4,851)	(4,723)	(11,197)	(39,233)
December 31, 2013	$3,798	397	5,891	373	10,459

We expect that accrued severance, retention bonuses and other accrued acquisition costs will be paid during the first half of 2014. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

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
Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION-2013 (UNAUDITED)

($ in thousands, except share data)					YEAR
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2013
Revenue:
Real Estate Services:
Americas	$361,684	431,565	484,037	641,355	$1,918,641
EMEA	244,905	267,610	318,372	491,779	1,322,666
Asia Pacific	190,015	228,319	237,038	310,383	965,755
LaSalle Investment Management	64,866	70,965	73,929	76,112	285,872

Less:
Equity earnings from real estate ventures	5,482	9,076	6,574	10,211	31,343
Total revenue	855,988	989,383	1,106,802	1,509,418	4,461,591

Operating expenses:
Real Estate Services:
Americas	347,012	396,206	439,096	552,336	1,734,650
EMEA	246,508	254,524	300,451	431,861	1,233,344
Asia Pacific	187,577	214,972	218,106	267,800	888,455
LaSalle Investment Management	51,623	51,257	57,132	57,996	218,008

Plus:
Restructuring charges	3,168	6,602	4,919	3,626	18,315
Total operating expenses	835,888	923,561	1,019,704	1,313,619	4,092,772

Operating income	20,100	65,822	87,098	195,799	368,819

Net income available to
common shareholders	$13,155	46,290	62,857	147,154	$269,456

Basic earnings per common share	$0.30	1.05	1.42	3.31	$6.09

Diluted earnings per common share	$0.29	1.03	1.39	3.26	$5.98

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION-2012 (UNAUDITED)

($ in thousands, except share data)					YEAR
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2012
Revenue:
Real Estate Services:
Americas	$341,477	402,914	429,270	549,361	$1,723,022
EMEA	217,987	254,459	242,334	357,819	1,072,599
Asia Pacific	186,414	204,575	206,319	278,318	875,626
LaSalle Investment Management	79,264	59,346	82,266	64,564	285,440

Less:
Equity earnings (losses) from real estate ventures	11,848	(47)	10,698	1,358	23,857
Total revenue	813,294	921,341	949,491	1,248,704	3,932,830

Operating expenses:
Real Estate Services:
Americas	329,560	364,852	386,859	474,656	1,555,927
EMEA	228,571	241,180	237,736	310,796	1,018,283
Asia Pacific	179,448	191,384	194,169	245,281	810,282
LaSalle Investment Management	52,192	49,239	58,055	54,028	213,514

Plus:
Restructuring charges	8,952	16,604	6,820	13,045	45,421
Total operating expenses	798,723	863,259	883,639	1,097,806	3,643,427

Operating income	14,571	58,082	65,852	150,898	289,403

Net income available to
common shareholders	$14,024	37,188	49,513	106,831	$207,556

Basic earnings per common share	$0.32	0.85	1.12	2.43	$4.73

Diluted earnings per common share	$0.31	0.83	1.10	2.38	$4.63

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
Based on management’s evaluation as of December 31, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 1992. Based on our evaluation under the framework in

Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and in Item 1 of this Annual Report on Form 10-K.
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

The following table provides information as of December 31, 2013 with respect to Jones Lang LaSalle’s common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	992	73.22	1,105
ESPP (2)	n/a	n/a	113
Subtotal	992		1,218
Equity compensation plans not approved by security holders
SAYE (3)	210	41.01	586
Subtotal	210		586
Total	1,202		1,804
Notes:

(1)
In 1997, we adopted the 1997 Stock Award and Incentive Plan (“SAIP”), which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)
In 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) for eligible U.S. based employees. Under this plan, employee contributions for stock purchases were enhanced through an additional contribution of a 5% discount on the purchase price. Effective April 1, 2009, the 5% discount has been discontinued and purchases are broker-assisted on the open market.

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
We discuss those risks, uncertainties and other factors in this report in Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements; and elsewhere, and the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):
The effect of political, economic and market conditions and geopolitical events;
The logistical and other challenges inherent in operating in numerous different countries;
The actions and initiatives of current and potential competitors;
The level and volatility of real estate prices, interest rates, currency values and other market indices;
The outcome of pending litigation; and
The impact of current, pending and future legislation and regulation.
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

Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Colin Dyer, Christie B. Kelly and Mark K. Engel its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2014.

JONES LANG LASALLE INCORPORATED

By	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2014.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director
Colin Dyer	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ DeAnne Julius	Director
DeAnne Julius

/s/ Kate S. Lavelle	Director
Kate S. Lavelle

/s/ Ming Lu	Director
Ming Lu

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Shailesh Rao	Director
Shailesh Rao

/s/ David B. Rickard	Director
David B. Rickard

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ Christie B. Kelly	Executive Vice President and Chief Financial
Christie B. Kelly	Officer (Principal Financial Officer)

/s/ Mark K. Engel	Executive Vice President and Global Controller
Mark K. Engel	(Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1*
Articles of Incorporation of Jones Lang LaSalle Incorporated filed on March 11, 1999, as amended by the Articles of Amendment filed on June 15, 2005 and the Articles of Amendment as filed on November 1, 2011.

3.2	Amended and Restated Bylaws of the Registrant dated as of February 15, 2012 (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 2011)

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

10.1	Multicurrency Credit Agreement dated as of October 4, 2013 (Incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated October 7, 2013)

10.2
Amended and Restated Stock Award and Incentive Plan dated as of April 15, 2012, as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2012 and as filed on April 19, 2012 as part of the Proxy Statement for the 2012 Annual Meeting of Shareholders on Schedule 14A and incorporated herein by reference

10.3
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non Executive Directors’ Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004)

10.4*	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees’ Annual Grants

10.5	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011)

10.6	Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.7
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Periodic Report on Form 8-K dated July 21, 2004)

10.8
Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005)

EXHIBIT
NUMBER	DESCRIPTION

10.9
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

10.11
Amended and Restated Jones Lang LaSalle Incorporated Co-Investment Long Term Incentive Plan dated December 16, 2005 (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.12*	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013.

10.13
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.14
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 8, 2012)

10.15
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2011)

10.16
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.17
LIM Funds Personal Co-Investment Agreement for International and Regional Directors (not in connection with elections under the Stock Ownership Program) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.18
Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011)

10.19
Jones Lang LaSalle Incorporated GEB 2010-2014 Long-Term Incentive Compensation Program effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.20
CEO Performance Incentive Agreement dated as of April 19, 2012 between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated April 19, 2012)

10.21
Letter Agreement dated November 27, 2012 between Jones Lang LaSalle Incorporated and Lauralee E. Martin (Incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K dated November 29, 2012)

EXHIBIT
NUMBER	DESCRIPTION

10.22
Letter Agreement dated November 27, 2012 between Jones Lang LaSalle Incorporated and Peter C. Roberts (Incorporated by reference to Exhibit 10.2 to the Periodic Report on Form 8-K dated November 29, 2012)

10.23	Letter Agreement dated May 15, 2013 between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K dated May 16, 2013)

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at December 31, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (3) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (5) Notes to Consolidated Financial Statements.

INTERNATIONAL INTEGRATED REPORTING COUNCIL CROSS REFERENCE

The table below provides a cross reference to the requirements of The International Framework (the “Framework”) issued by the International Integrated Reporting Council (“IIRC”) (December, 2013 Version) and the Location of the Responses in the Jones Lang LaSalle Annual Report on Form 10-K.

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	31	Integrated Reporting
1.17-1.18	Application of the Framework	128	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	31	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	8	Global Strategic Priorities and Operational Support; Strategy Review Project: Our Focus and Future Orientation
3.6	Connectivity of information	12	Sustaining our Enterprise: Business Model that Combines Capitals to Create Value for Stakeholders
3.10	Stakeholder relationships	12	Sustaining our Enterprise: Business Model that Combines Capitals to Create Value for Stakeholders
3.17	Materiality	6	Value Drivers for Superior Client Service and Prospering as an Organization
3.36	Conciseness		Throughout
3.39	Reliability and completeness	32	Company Overview; Risk Factors
3.54	Consistency and comparability	56	Item 6: Selected Financial Data
		59	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	32, 21, 25	Company Overview; Competition; Competitive Differentiators; Industry Trends
4.8	Governance	8	Governance Structure
4.10	Business model	12	Sustaining our Enterprise: Business Model that Combines Capitals to Create Value for Stakeholders
4.23	Risks and opportunities	32	Item 1A: Risk Factors
4.27	Strategy and resource allocation	8	Global Strategic Priorities and Operational Support; Strategy Review Project: Our Focus and Future Orientation
4.30	Performance	56	Item 6: Selected Financial Data
		59	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	8,32	Global Strategic Priorities and Operational Support; Strategy Review Project: Our Focus and Future Orientation; Risk Factors
4.40	Basis of preparation and presentation	31	Integrated Reporting: Responsibility for Integrated Reporting