Form 10-Q
period 2014-03-31
JONES LANG LASALLE INC
filed 2014-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 2, 2014 was 44,564,689.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets March 31, 2014 (unaudited) and December 31, 2013
($ in thousands, except share data)

	March 31,	December 31,
Assets	2014 (unaudited)	2013
Current assets:
Cash and cash equivalents	$140,148	152,726
Trade receivables, net of allowances of $24,231 and $18,783	1,129,020	1,237,514
Notes and other receivables	175,869	94,519
Warehouse receivables	7,702	—
Prepaid expenses	73,082	56,491
Deferred tax assets, net	125,045	130,822
Other	14,211	52,156
Total current assets	1,665,077	1,724,228
Property and equipment, net of accumulated depreciation of $390,829 and $374,030	316,765	295,547
Goodwill, with indefinite useful lives	1,903,409	1,900,080
Identified intangibles, net of accumulated amortization of $119,038 and $116,393	43,614	45,579
Investments in real estate ventures, including $80,695 and $78,941 at fair value	291,779	287,200
Long-term receivables	60,959	65,353
Deferred tax assets, net	88,747	104,654
Other	185,292	174,712
Total assets	$4,555,642	4,597,353
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$491,129	528,505
Accrued compensation	504,164	810,425
Short-term borrowings	16,819	24,522
Deferred tax liabilities, net	11,274	11,274
Deferred income	98,324	104,410
Deferred business acquisition obligations	35,649	36,040
Warehouse facility	7,702	—
Other	116,011	143,248
Total current liabilities	1,281,072	1,658,424

Credit facility	443,000	155,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	18,029	18,029
Deferred compensation	107,484	103,199
Deferred business acquisition obligations	100,384	99,196
Minority shareholder redemption liability	10,456	20,667
Other	95,904	77,029
Total liabilities	2,331,329	2,406,544
Commitments and contingencies	—	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,541,623 and 44,447,958 shares issued and outstanding	445	444
Additional paid-in capital	949,718	945,512
Retained earnings	1,282,869	1,266,967
Shares held in trust	(8,060)	(8,052)
Accumulated other comprehensive loss	(11,384)	(25,202)
Total Company shareholders’ equity	2,213,588	2,179,669
Noncontrolling interest	10,725	11,140
Total equity	2,224,313	2,190,809
Total liabilities and equity	$4,555,642	4,597,353
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013
($ in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$1,037,442	855,988

Operating expenses:
Compensation and benefits	637,340	563,720
Operating, administrative and other	356,999	249,921
Depreciation and amortization	22,411	19,079
Restructuring and acquisition charges	35,958	3,168
Total operating expenses	1,052,708	835,888

Operating (loss) income	(15,266)	20,100

Interest expense, net of interest income	(6,637)	(7,923)
Equity earnings from real estate ventures	8,903	5,482

(Loss) income before income taxes and noncontrolling interest	(13,000)	17,659

(Benefit) provision for income taxes	(29,145)	4,397
Net income	16,145	13,262

Net income attributable to noncontrolling interest	243	106
Net income attributable to the Company	15,902	13,156

Net income attributable to common shareholders	$15,902	13,156

Basic earnings per common share	$0.36	0.30
Basic weighted average shares outstanding	44,513,813	44,080,767

Diluted earnings per common share	$0.35	0.29
Diluted weighted average shares outstanding	45,201,708	45,055,399

Other comprehensive income:
Net income attributable to the Company	$15,902	13,156
Foreign currency translation adjustments	13,818	(48,625)
Comprehensive income (loss) attributable to the Company	$29,720	(35,469)

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2014
($ in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
Net income	—	—	—	15,902	—	—	243	16,145
Shares issued under stock compensation programs	130,921	1	132	—	—	—	—	133
Shares repurchased for payment of taxes on stock awards	(37,256)	—	(4,101)	—	—	—	—	(4,101)
Tax adjustments due to vestings and exercises	—	—	1,942	—	—	—	—	1,942
Amortization of stock compensation	—	—	6,233	—	—	—	—	6,233
Shares held in trust	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustments	—	—	—	—	—	13,818	—	13,818
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(658)	(658)
Balances at March 31, 2014	44,541,623	$445	949,718	1,282,869	(8,060)	(11,384)	10,725	$2,224,313

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
($ in thousands) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows used in operating activities:
Net income	$16,145	13,262
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	22,411	19,079
Equity earnings from real estate ventures	(8,903)	(5,482)
Distributions of earnings from real estate ventures	489	3,652
Provision for loss on receivables and other assets	5,303	5,074
Amortization of deferred compensation	6,233	7,533
Accretion of interest on deferred business acquisition obligations	1,134	1,885
Amortization of debt issuance costs	907	1,177
Change in:
Receivables	85,668	47,465
Prepaid expenses and other assets	(24,654)	(15,873)
Deferred tax assets, net	21,683	7,497
Excess tax benefit from share-based payment arrangements	(1,942)	(274)
Accounts payable, accrued liabilities and accrued compensation	(387,902)	(386,451)
Net cash used in operating activities	(263,428)	(301,456)

Cash flows used in investing activities:
Net capital additions – property and equipment	(33,264)	(12,688)
Business acquisitions	(9,173)	(1,316)
Capital contributions to real estate ventures	(4,145)	(12,122)
Distributions of capital from real estate ventures	7,285	5,349
Net cash used in investing activities	(39,297)	(20,777)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	610,000	639,065
Repayments of borrowings under credit facility	(329,703)	(332,500)
Payments of deferred business acquisition obligations	(1,352)	(1,796)
Debt issuance costs	—	(495)
Shares repurchased for payment of employee taxes on stock awards	(4,101)	(1,093)
Excess tax adjustment from share-based payment arrangements	1,942	274
Common stock issued under option and stock purchase programs	133	89
Capital lease payments	(1,069)	—
Other loan proceeds	14,297	—
Net cash provided by financing activities	290,147	303,544

Net decrease in cash and cash equivalents	(12,578)	(18,689)
Cash and cash equivalents, beginning of the period	152,726	152,159
Cash and cash equivalents, end of the period	$140,148	133,470

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,030	1,820
Income taxes, net of refunds	18,314	18,100

Non-cash investing activities:
Capital leases	$7,570	—
Non-cash financing activities:
Deferred business acquisition obligations	$—	13,059

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "the firm," "we," "us" or "our") for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.

(1)	Interim Information
Our Consolidated Financial Statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end while we recognize certain expenses evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services ("RES") segments, revenue for capital markets activities relates to the size and timing of our clients' transactions and can fluctuate significantly from period to period.

A significant portion of our compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This process can result in significant fluctuations in quarterly compensation and benefit expense from period to period. Non-variable operating expenses, which we treat as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. Significant changes in the geographic mix of income can greatly impact our estimated effective tax rate.

As a result of the items mentioned above, the results for the three months ended March 31, 2014 and 2013, are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of such unrecognized tax benefits. ASU 2013-11 became effective for us on January 1, 2014, and resulted in the reclassification of $11.1 million of unrecognized tax benefits as a reduction of our deferred tax assets previously classified as a current taxes payable within Accounts payable and accrued liabilities relating to net operating loss carryforwards.

(3)	Revenue Recognition
We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related service unless future contingencies exist. Advisory and management fees related to property and facility management services, valuation services, corporate property services, consulting services and investment management are recognized in the period in which we perform the related services. We recognize incentive fees in the period earned, based on the performance of funds' investments, contractual benchmarks and other contractual formulas. If future contingencies exist, we defer recognition of the related revenue until the respective contingencies have been satisfied.

We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. The efforts expended method is used to determine the extent of progress towards completion for project and development management fees, and the costs incurred to total estimated costs method is used for construction management fees.

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $1.2 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. Gross construction services revenue totaled $27.5 million and $41.2 million for the three months ended March 31, 2014 and 2013, respectively, and subcontract costs totaled $26.3 million and $39.5 million for the three months ended March 31, 2014 and 2013, respectively.

We include costs in excess of billings on uncompleted construction contracts of $3.3 million and $4.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $5.8 million and $7.4 million, in Deferred income, as of March 31, 2014 and December 31, 2013, respectively.

Gross and Net Accounting: We follow the guidance of FASB Accounting Standards Codification ("ASC") 605-45, "Principal and Agent Considerations," when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses on a gross basis. When accounting on a gross basis, our reported revenue includes the full billing to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, for client assignments in property and facility management and in project and development services that are accounted for on a gross basis, we identify the gross contract costs, including vendor and subcontract costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee based operating expenses" in our segment presentation.

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

•	Reimbursement to JLL is generally completed simultaneously with payment of payroll or soon thereafter;

•
The property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, JLL bears little or no credit risk; and

•	JLL generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

We account for the majority of our service contracts on a net basis. These net costs aggregated approximately $478.9 million and $423.7 million for the three months ended March 31, 2014 and 2013, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $159.6 million and $75.5 million for the three months ended March 31, 2014, and 2013, respectively.

(4)	Business Segments
We manage and report our operations as four business segments:

The three geographic regions of RES including:
(1) Americas,
(2) Europe, Middle East and Africa ("EMEA"), and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.

Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. We consider "property management" to be services provided to non-occupying property investors and "facilities management" to be services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

Operating income represents total revenue less direct and allocated indirect expenses. We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead. We allocate these corporate global overhead expenses to the business segments based on the budgeted operating expenses of each segment.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a "net" presentation of "fee revenue" and "fee-based operating expense" more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information on our gross and net accounting policies. For segment reporting we also show Equity earnings from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle. Finally, our measure of segment results also excludes Restructuring and acquisition costs. These amounts relate to the presentation of revenue and associated expense and have an insignificant impact on previously reported operating income.

The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs, with Equity earnings from real estate ventures, and without Restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three months ended March 31, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Real Estate Services
Americas
Revenue	$447,082	361,467
Equity earnings	235	217
Total segment revenue	447,317	361,684
Gross contract costs	(40,783)	(19,278)
Total segment fee revenue	406,534	342,406
Operating expenses:
Compensation, operating and administrative expenses	417,009	336,559
Depreciation and amortization	13,311	10,453
Total segment operating expenses	430,320	347,012
Gross contract costs	(40,783)	(19,278)
Total fee-based segment operating expenses	389,537	327,734
Operating income	$16,997	14,672

EMEA
Revenue	$311,882	244,905
Total segment revenue	311,882	244,905
Gross contract costs	(77,853)	(34,207)
Total segment fee revenue	234,029	210,698
Operating expenses:
Compensation, operating and administrative expenses	311,346	241,525
Depreciation and amortization	5,444	4,983
Total segment operating expenses	316,790	246,508
Gross contract costs	(77,853)	(34,207)
Total fee-based segment operating expenses	238,937	212,301
Operating loss	$(4,908)	(1,603)

Continued: Summarized unaudited financial information by business segment for the three months ended March 31, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Real Estate Services
Asia Pacific
Revenue	$214,705	189,901
Equity (losses) earnings	(82)	114
Total segment revenue	214,623	190,015
Gross contract costs	(40,967)	(21,997)
Total segment fee revenue	173,656	168,018
Operating expenses:
Compensation, operating and administrative expenses	210,305	184,449
Depreciation and amortization	3,168	3,128
Total segment operating expenses	213,473	187,577
Gross contract costs	(40,967)	(21,997)
Total fee-based segment operating expenses	172,506	165,580
Operating income	$1,150	2,438

LaSalle
Revenue	$63,773	59,715
Equity earnings	8,750	5,151
Total segment revenue	72,523	64,866
Operating expenses:
Compensation, operating and administrative expenses	55,679	51,107
Depreciation and amortization	488	516
Total segment operating expenses	56,167	51,623
Operating income	$16,356	13,243

Segment Reconciling Items:
Total segment revenue	$1,046,345	861,470
Reclassification of equity earnings	8,903	5,482
Total revenue	1,037,442	855,988
Total segment operating expenses before restructuring and acquisition charges	1,016,750	832,720
Operating income before restructuring and acquisition charges	20,692	23,268

Restructuring and acquisition charges	35,958	3,168
Operating (loss) income	$(15,266)	20,100

(5) Business Combinations, Goodwill and Other Intangible Assets

2014 Business Combinations Activity
During the three months ended March 31, 2014, we paid a total of $9.2 million for business acquisitions consisting of the purchase of a portion of the minority ownership in our Indian operations for which we had previously recorded a minority shareholder redemption liability on the balance sheet and one new acquisition. We also paid $1.4 million for deferred acquisition and earn-out obligations for acquisitions completed in prior years.

Earn-Out Payments
At March 31, 2014, we had the potential to make earn-out payments on 13 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $32.3 million at March 31, 2014. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We have $1.9 billion of unamortized intangibles and goodwill at March 31, 2014. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $1.9 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.9 billion with indefinite useful lives which is not amortized, (2) identifiable intangibles of $35.7 million that will be amortized over their remaining finite useful lives, and (3) $7.9 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2014	$995,182	647,593	237,900	19,405	1,900,080
Additions, net of adjustments	—	1,236	(2,521)	—	(1,285)
Impact of exchange rate movements	(18)	2,137	2,336	159	4,614
Balance as of March 31, 2014	$995,164	650,966	237,715	19,564	1,903,409

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of January 1, 2014	$101,357	43,107	9,749	7,759	161,972
Additions	13	—	—	—	13
Impact of exchange rate movements	5	291	90	281	667
Balance as of March 31, 2014	$101,375	43,398	9,839	8,040	162,652

Accumulated Amortization
Balance as of January 1, 2014	$(78,244)	(29,379)	(8,660)	(110)	(116,393)
Amortization expense	(1,652)	(598)	(135)	—	(2,385)
Impact of exchange rate movements	(5)	(173)	(80)	(2)	(260)
Balance as of March 31, 2014	$(79,901)	(30,150)	(8,875)	(112)	(119,038)

Net book value as of March 31, 2014	$21,474	13,248	964	7,928	43,614

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangibles with finite useful lives at March 31, 2014, is as follows ($ in thousands):

2014 (9 months)	$7,344
2015	8,411
2016	4,927
2017	4,412
2018	3,661
2019	3,077
Thereafter	3,854
Total	$35,686

(6)	Investments in Real Estate Ventures
As of March 31, 2014 and December 31, 2013, we had Investments in real estate ventures of $291.8 million and $287.2 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting. We have elected the fair value option for certain of our direct investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

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

At March 31, 2014, LIC II has unfunded capital commitments to the underlying funds of $185.0 million and a $30.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. At March 31, 2014, our maximum potential unfunded commitments to LIC I and LIC II combined were $123.3 million which include our share of commitments to underlying funds and our exposure to funding our proportionate share of the then outstanding balance on the LIC II Facility. LIC I's and LIC II's exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. Our unfunded commitment to LIC I will remain in effect until December 31, 2014. We expect that LIC II will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds.

The following table summarizes the discussion above relative to LIC I and LIC II at March 31, 2014 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$5.1	$118.2
Our share of unfunded capital commitments to underlying funds	0.4	90.2
Our maximum exposure assuming facilities are fully drawn	N/A	14.6
Our share of exposure on outstanding borrowings	N/A	6.5

Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $81.4 million as of March 31, 2014.

Our investments in real estate ventures include investments in entities classified as variable interest entities ("VIEs") that we analyze for potential consolidation. We had investments, either directly or indirectly, of $4.9 million and $2.6 million at March 31, 2014 and December 31, 2013, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of March 31, 2014 and December 31, 2013 are as follows ($ in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net	$31,999	14,389
Other assets	1,663	1,594
Total assets	$33,662	15,983

Mortgage loans payable, included in other long-term liabilities	$24,919	10,647
Other liabilities	3,404	—
Total liabilities	28,323	10,647

Members' equity	5,339	5,336
Total liabilities and members' equity	$33,662	15,983

Summarized statements of operations for our consolidated VIEs for the three months ended March 31, 2014 and 2013 are as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$503	287

Operating and other expenses	(418)	(60)
Net income	$85	227

The members' equity and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income.

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

When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the potential impairment. Equity earnings from real estate ventures included impairment charges of $0.8 million and $1.7 million, for the three months ended March 31, 2014 and 2013, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures. We did not recognize any impairment charges related to our equity investments during either of the three months ended March 31, 2014 and 2013.

Fair Value
We elected the fair value option for certain investments in real estate ventures, in the ordinary course of business at the time of the initial direct investment, because we believe the fair value accounting method more accurately represents the value and performance of these investments. At March 31, 2014 and December 31, 2013, we had $80.7 million and $78.9 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2014	2013
Balances as of January 1,	$78,941	63,579
Investments	757	71
Distributions	(2)	(1,458)
Net fair value gain	1,153	425
Foreign currency translation adjustments, net	(154)	207
Balances as of March 31,	$80,695	62,824

We account for our investment in LIC II under the equity method of accounting. LIC II accounts for certain of its investments under the fair value method. LIC II had investments of $55.1 million and $51.1 million, at March 31, 2014 and December 31, 2013, respectively, that were accounted for under the fair value method.

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a crucial element of our compensation program.

Restricted stock unit activity for the three months ended March 31, 2014 and 2013, is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2014	1,025.0	$73.10
Granted	135.3	118.42
Vested	(129.5)	58.18
Forfeited	—	—
Unvested at March 31, 2014	1,030.8	$80.92	2.36
Unvested shares expected to vest	997.1	$81.10	2.37

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2013	1,347.4	$68.50
Granted	159.6	90.97
Vested	(38.8)	70.65
Forfeited	(17.7)	63.74
Unvested at March 31, 2013	1,450.5	$70.97	2.09
Unvested shares expected to vest	1,408.0	$71.01	2.09

We determine the fair value of restricted stock units based on the market price of the Company's common stock on the grant date. As of March 31, 2014, we had $37.7 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at March 31, 2014 over varying periods into 2019.

Shares vested during the three months ended March 31, 2014 and 2013, had grant date fair values of $7.5 million and $2.7 million, respectively. Shares granted during the three months ended March 31, 2014 and 2013, had grant date fair values of $16.0 million and $14.5 million, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. No options were issued during the three months ended March 31, 2014 and 2013. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 219,200 and 227,800 options outstanding under the SAYE plan at March 31, 2014 and December 31, 2013, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension (income) cost consisted of the following ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Employer service cost - benefits earned during the period	$952	954
Interest cost on projected benefit obligation	4,059	3,543
Expected return on plan assets	(6,152)	(4,926)
Net amortization of deferrals	270	528
Recognized actuarial loss	41	38
Net periodic pension (income) cost	$(830)	137

The expected return on plan assets, included in net periodic pension (income) cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 4.1% to 7.0%.

For each of the three months ended March 31, 2014 and 2013, we made payments of $3.5 million to these plans. We expect to contribute an additional $9.8 million to these plans in the last nine months of 2014, for a total of $13.3 million in 2014. We made $13.2 million of contributions to these plans during the year ended December 31, 2013.

(9)	Fair Value Measurements
ASC 820, "Fair Value Measurements and Disclosures," establishes a framework for measuring fair value and establishes the following three-tier fair value hierarchy:

•	Level 1. Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
There were no transfers among levels of valuations during either of the three months ended March 31, 2014 or 2013.

Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, and the Warehouse facility approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our Credit facility and Short-term borrowings approximates their carrying value due to their variable interest rate terms and market spreads.

We estimate that the fair value of our Long-term senior notes was $270.4 million and $262.6 million at March 31, 2014 and December 31, 2013, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million at March 31, 2014 and December 31, 2013.

We record Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. The fair values of our Warehouse receivables are based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014		December 31, 2013
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$10,348	—	$12,966	—
Deferred compensation plan assets	92,776	—	85,050	—
Investments in real estate ventures - fair value	—	80,695	—	78,941
Total assets at fair value	$103,124	80,695	$98,016	78,941

Liabilities
Foreign currency forward contracts payable	$3,127	—	$13,094	—
Deferred compensation plan liabilities	93,455	—	85,853	—
Total liabilities at fair value	$96,582	—	$98,947	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At March 31, 2014, these forward exchange contracts had a gross notional value of $2.0 billion ($959.6 million on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $10.3 million and a current liability of $3.1 million. At December 31, 2013, these forward exchange contracts had a gross notional value of $1.96 billion ($1.01 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $13.0 million and a current liability of $13.1 million.

The revaluations of our foreign currency forward contracts resulted in net gains of $7.2 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three months ended March 31, 2014 or 2013.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $10.3 million asset at March 31, 2014 was comprised of gross contracts with receivable positions of $11.0 million and payable positions of $0.7 million. The $3.1 million liability position at March 31, 2014 was comprised of gross contracts with receivable positions of $0.7 million and payable positions of $3.8 million. At December 31, 2013, the $13.0 million asset was comprised of gross contracts with receivable positions of $13.8 million and payable positions of $0.8 million. The $13.1 million liability position at December 31, 2013, was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $14.4 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our Consolidated Balance Sheet at March 31, 2014, as Other long-term assets of $92.8 million, long-term Deferred compensation liabilities of $93.5 million, and as a reduction of equity, Shares held in trust, of $8.1 million. This plan is recorded on our Consolidated Balance Sheet at December 31, 2013 as Other long-term assets of $85.1 million, long-term Deferred compensation liabilities of $85.9 million, and as a reduction of equity, Shares held in trust, of $8.1 million.

We have elected the fair value option for certain direct investments in real estate ventures. We had $80.7 million and $78.9 million at March 31, 2014 and December 31, 2013, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures, for additional information regarding our investments accounted for under the fair value method.

Non-Recurring Fair Value Measurements
We review our Investments in real estate ventures accounted for under the equity method on a quarterly basis for indications of whether we may not be able to recover the carrying value of the real estate assets underlying our investments and whether our investments are other than temporarily impaired. When the carrying amount of the underlying real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach to determine the fair value of the asset in computing the amount of the impairment. Our determination of fair value is based on a discounted cash flow approach using primarily Level 3 inputs. See Note 6, Investments in Real Estate Ventures, for additional information regarding our investments accounted for under the equity method.

(10)	Debt

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $443.0 million and $155.0 million outstanding under the Facility at March 31, 2014 and December 31, 2013, respectively. Under our current Facility, at March 31, 2014, we had the capacity to borrow up to an additional $734.4 million. The average outstanding borrowings under the Facility were $274.7 million and $304.9 million during the three months ended March 31, 2014 and 2013, respectively.

The pricing on the Facility ranges from LIBOR plus 1.00% to 1.75%. As of March 31, 2014, pricing on the Facility was LIBOR plus 1.00%. The effective interest rate on our debt was 1.3% and 1.4% for the three months ended March 31, 2014 and 2013, respectively.

We remain in compliance with all covenants under our Facility as of March 31, 2014. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

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

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.4 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $16.8 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively, of which $12.7 million and $22.8 million at March 31, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the "Notes"). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.

(11)	Commitments and Contingencies
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), but they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relates to multiple years, was $5.7 million and $6.2 million as of March 31, 2014 and December 31, 2013, respectively.

(12)	Restructuring and Acquisition Charges
For the three months ended March 31, 2014, we recognized $36.0 million of Restructuring and acquisition charges, of which $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $1.4 million of expense consisted of (1) severance, (2) lease exit fair value reserve adjustments, and (3) other acquisition and information technology integration costs. For the three months ended March 31, 2013, we recognized $3.2 million of expense consisting of (1) severance, (2) King Sturge employee retention bonuses, and (3) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off, and the related payments made during the three months ended March 31, 2014 and 2013 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3,798	397	5,891	373	10,459
Accruals	1,906	—	(1,360)	886	1,432
Payments made	(1,331)	—	(1,266)	(1,148)	(3,745)
March 31, 2014	$4,373	397	3,265	111	8,146

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2013	$9,991	5,188	11,963	4,235	31,377
Accruals	300	541	—	2,327	3,168
Payments made	(5,545)	—	(945)	(3,286)	(9,776)
March 31, 2013	$4,746	5,729	11,018	3,276	24,769

We expect that the majority of accrued severance, accrued retention bonuses, and other accrued acquisition costs will be paid during 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

(13) Subsequent Event
The Company announced on April 30, 2014, that its Board of Directors has declared a semi-annual cash dividend of $0.23 per share of its common stock. The dividend payment will be made on June 13, 2014, to holders of record at the close of business on May 15, 2014. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2014, and Jones Lang LaSalle's ("JLL") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report on Form 10-K.

The following discussion and analysis contains certain forward-looking statements generally identified by the words anticipates, believes, estimates, expects, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements included within this section for further information.

We present our quarterly Management's Discussion and Analysis in five sections, as follows:

(1)	A summary of our critical accounting policies and estimates,

(2)	Certain items affecting the comparability of results and certain market and other risks that we face,

(3)	The results of our operations, first on a consolidated basis and then for each of our business segments,

(4)	Consolidated cash flows, and

(5)	Liquidity and capital resources.

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for a complete summary of our significant accounting policies.

The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amount of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2014.

The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Asset Impairments;

•	Income Taxes; and

•	Self-Insurance Programs.

In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Consolidated Financial Statements in Part I.

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. For the three months ended March 31, 2014, our pre-tax income included restructuring and acquisition charges of $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity. The effect of this was offset by the recognition of a related previously unrecognized tax benefit of an equal amount as previously disclosed in our 2013 Annual Report on Form 10-K. Excluding these amounts, our effective tax rate for the three months ended March 31, 2014, and our forecasted tax rate for

2014, is approximately 25.0%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (1) our geographic mix of income, (2) legislative actions on statutory tax rates effective in the quarter in which the legislation is enacted, and (3) the impact of tax planning.

The geographic mix of our income can significantly impact our effective tax rate. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) with the most significant impact on our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (21.5%), and the Netherlands (25%). Other low rate tax jurisdictions with meaningful contributions to our global effective tax rate include: Macau (12%), Cyprus (12.5%), Ireland (12.5%), Poland (19%), Turkey (20%), Korea (24.2%) and The People's Republic of China (25%).

Items Affecting Comparability

Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by macroeconomic trends, the geopolitical environment, the global and regional real estate markets as well as the financial and credit markets. These macroeconomic conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations.

LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (1) impairment charges, (2) realized gains on asset dispositions, or (3) incentive fees recorded as Equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

The comparability of these items can be seen in Note 4, Business Segments, of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our Real Estate Services ("RES") businesses increase the variability of the revenue we receive that relates to the size and timing of our clients' transactions. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.

Foreign Currency
We conduct business using a variety of currencies but report our results in U.S. dollars. As a result, the volatility of currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because such results may indicate a growth or decline rate that might not have been consistent with the real underlying growth or decline rates in the local operations. Consequently, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of our financial condition in the Results of Operations section below.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is the result of a general focus in the real estate industry on completing or documenting transactions by fiscal year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains and losses (each of which can be unpredictable). Such performance fees and co-investment equity gains or losses are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are treated as expenses when they are incurred during the year, are relatively constant on a quarterly basis.

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Consequently, the results for the periods ended March 31, 2014 and 2013, are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report Equity earnings from real estate ventures in our Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings from real estate ventures within Total revenue. See Note 4, Business Segments, of the Notes to Consolidated Financial Statements for Equity earnings reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity earnings included in segment revenue.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2014	March 31, 2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$270.4	229.2	41.2	18%	18%
Capital Markets & Hotels	115.5	120.7	(5.2)	(4%)	(6%)
Property & Facility Management (1)	247.8	212.1	35.7	17%	20%
Project & Development Services (1)	87.4	77.1	10.3	13%	14%
Advisory, Consulting and Other	92.9	81.7	11.2	14%	12%
LaSalle Investment Management	63.8	59.7	4.1	7%	6%
Fee revenue	$877.8	780.5	97.3	12%	13%
Gross contract costs	159.6	75.5	84.1	n.m.	n.m.
Total revenue	$1,037.4	856.0	181.4	21%	22%
Operating expenses, excluding gross contract costs	857.1	757.2	99.9	13%	14%
Gross contract costs	159.6	75.5	84.1	n.m.	n.m.
Restructuring and acquisition charges	36.0	3.2	32.8	n.m.	n.m.
Total operating expenses	$1,052.7	835.9	216.8	26%	27%
Operating (loss) income	$(15.3)	20.1	(35.4)	n.m.	n.m.
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

In the first quarter of 2014, fee revenue was $877.8 million, a 13% increase in local currency from 2013, driven by an 18% increase to $270.4 million in Leasing, a 20% increase to $247.8 million in Property & Facility Management fee revenue, and a 14% increase to $87.4 million in Project & Development Services. These double-digit percentage increases were partially offset by a 6% decrease in Capital Markets & Hotels revenue, which is compared with a first quarter of 2013 that was up 37% from the first quarter of 2012. Total revenue was $1.0 billion in the quarter, an increase of 21% in U.S. dollars and 22% in local currency.
Operating expenses, excluding gross contract costs ("fee-based operating expenses") increased to $857.1 million, a year-over-year increase of 14% in local currency. Total operating expenses included $36.0 million of restructuring and acquisition charges, of which $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $1.4 million of restructuring and acquisition charges included severance-related expenses for position eliminations, lease exit fair value reserve adjustments, and other acquisition integration costs.
Net interest expense for the three months ended March 31, 2014 was $6.6 million, compared with $7.9 million for the first quarter of 2013. The decrease in interest expense was due to a reduction in interest accretion on lower deferred business acquisition obligations balances and lower pricing and average borrowings under our credit facility.

In the first quarter of 2014, we recognized equity earnings of $8.9 million from our investments in real estate ventures, compared with $5.5 million in 2013. This increase in equity earnings was due primarily to gains generated from assets sales and value increases.

The effective tax rate for the three months ended March 31, 2014, excluding the impact of the tax benefit related to the indemnification asset write-off, was 25.0%, which represents our estimated effective tax rate for full-year 2014 and was generally consistent with our effective tax rate for the twelve months ended December 31, 2013.

Segment Operating Results
We manage and report our operations as four business segments:

The three geographic regions of RES including:

(i)	Americas,

(ii)	Europe, Middle East and Africa ("EMEA"), and

(iii)	Asia Pacific;
and

(iv)	LaSalle Investment Management ("LaSalle"), which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services including tenant representation and agency leasing, capital markets and hotels, property management, facilities management, project and development services, and advisory, consulting and valuation services. We consider "property management" to be services provided to non-occupying property investors and "facilities management" to be services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a "net" presentation of "fee revenue" and "fee-based operating expense" more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity earnings from real estate ventures within our revenue line, since the related activity is an integral part of LaSalle. Finally, our measure of segment results also excludes Restructuring and acquisition charges.

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2014	March 31, 2013	U.S. dollars		Currency
Leasing	$188.6	152.3	36.3	24%	24%
Capital Markets & Hotels	40.2	38.7	1.5	4%	4%
Property & Facility Management (1)	106.3	89.4	16.9	19%	21%
Project & Development Services (1)	44.6	37.7	6.9	18%	20%
Advisory, Consulting and Other	26.6	24.1	2.5	10%	11%
Equity earnings	0.2	0.2	—	n.m.	n.m.
Fee revenue	$406.5	342.4	64.1	19%	20%
Gross contract costs	40.8	19.3	21.5	n.m.	n.m.
Total revenue	$447.3	361.7	85.6	24%	25%
Operating expenses, excluding gross contract costs	389.5	327.7	61.8	19%	20%
Gross contract costs	40.8	19.3	21.5	n.m.	n.m.
Operating income	$17.0	14.7	2.3	16%	13%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

Fee revenue for the Americas for the three months ended March 31, 2014 was $406.5 million, an increase of 20% in local currency compared with the first quarter of 2013. Double-digit growth was achieved in Leasing, up $36.3 million or 24%, as well as in Property & Facility Management, up $16.9 million or 21%, and in Project & Development Services, up $6.9 million or 20%. Growth in U.S. Leasing revenue outpaced single-digit percentage increases in gross absorption in the U.S. market. Revenue in Capital Markets & Hotels was up 4% against a first quarter 2013 that was 39% higher than the first quarter of 2012. Property & Facility Management revenue increases were driven by real estate outsourcing client wins and expansions across the entire geographic region that came through during the 12 months since the comparable prior period results. Total revenue was $447.3 million in the quarter, an increase of 25% in local currency.
Fee-based operating expenses were $389.5 million for the quarter, an increase of 20% in local currency compared to the first quarter of 2013. Operating income was $17.0 million, compared with $14.7 million in the first quarter of 2013. Operating income margin calculated on a fee revenue basis was down slightly, resulting from both the shift in revenue mix to more Property & Facility Management revenue and less Capital Markets revenue, as well as our ongoing platform investments.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2014	March 31, 2013	U.S. dollars		Currency
Leasing	$54.0	48.9	5.1	10%	6%
Capital Markets & Hotels	54.4	58.2	(3.8)	(7%)	(11%)
Property & Facility Management (1)	52.1	40.4	11.7	29%	24%
Project & Development Services (1)	28.7	24.1	4.6	19%	13%
Advisory, Consulting and Other	44.8	39.1	5.7	15%	9%
Fee revenue	$234.0	210.7	23.3	11%	6%
Gross contract costs	77.8	34.2	43.6	n.m.	n.m.
Total revenue	$311.8	244.9	66.9	27%	22%
Operating expenses, excluding gross contract costs	238.9	212.3	26.6	13%	8%
Gross contract costs	77.8	34.2	43.6	n.m.	n.m.
Operating loss	$(4.9)	(1.6)	(3.3)	n.m.	n.m.
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

EMEA's fee revenue for the three months ended March 31, 2014, increased 11% in U.S. dollars, 6% in local currency, to $234.0 million. The increase in fee revenue was driven by local currency increases of 24% in Property & Facility Management and 13% in Project & Development Services. Leasing revenue also increased in local currency by 6% in the quarter. Capital Markets & Hotels revenue was down 11% to $54.4 million compared against a first quarter 2013 result that was 50% higher than the first quarter of 2012 and included significant contributions from Russia. Geographically, revenue growth for the first quarter of 2014 was led by the UK. as well as Spain, Germany, MENA, and Ireland. Total revenue was $311.8 million in the quarter, an increase of 27% in U.S. dollars, 22% in local currency, the difference driven by the year-over-year strengthening in the British pound, increasing 9%, and the euro, increasing 7%.
Fee-based operating expenses were $238.9 million for the three months ended March 31, 2014, an increase of 13% in U.S. dollars, 8% in local currency, largely supporting higher revenue activity, but also reflecting the shift in revenue mix to proportionately higher contributions from annuity-like revenue streams than from transaction activity, and ongoing platform investments. Operating loss was $4.9 million for the quarter, compared with $1.6 million in 2013. Russia's contribution to operating income for the quarter ended March 31, 2014 was down $5.4 million compared with its contribution in the first quarter of 2013.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2014	March 31, 2013	U.S. dollars		Currency
Leasing	$27.8	28.0	(0.2)	(1%)	5%
Capital Markets & Hotels	20.9	23.8	(2.9)	(12%)	(7%)
Property & Facility Management (1)	89.4	82.3	7.1	9%	17%
Project & Development Services (1)	14.1	15.3	(1.2)	(8%)	0%
Advisory, Consulting and Other	21.5	18.5	3.0	16%	22%
Equity (loss) earnings	(0.1)	0.1	(0.2)	n.m.	n.m.
Fee revenue	$173.6	168.0	5.6	3%	11%
Gross contract costs	41.0	22.0	19.0	86%	n.m.
Total revenue	$214.6	190.0	24.6	13%	21%
Operating expenses, excluding gross contract costs	172.5	165.6	6.9	4%	11%
Gross contract costs	41.0	22.0	19.0	86%	n.m.
Operating income	$1.1	2.4	(1.3)	(54%)	(27%)
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

Asia Pacific fee revenue for the three months ended March 31, 2014 grew to $173.6 million, an increase of 3% in U.S. dollars, 11% in local currency. Property & Facility Management fee revenue grew 17% in local currency, bolstered by the ongoing success of the region's corporate outsourcing business. Leasing revenue increased 5% in local currency. Geographically, revenue growth for the first quarter of 2014 was led by Greater China, but was also broad-based across the region’s Property & Facility Management platform. Total revenue for the three months ended March 31, 2014 was $214.6 million, an increase of 13% in U.S. dollars, 21% in local currency, the currency difference driven by the year-over-year weakening in the Japanese yen, decreasing 8%, the Indian rupee, decreasing 9%, and the Australian dollar, decreasing 11%.
Fee-based operating expenses were $172.5 million for the quarter, up 4% in U.S. dollars, 11% in local currency, largely supporting higher revenue activity, but also reflecting the shift in revenue mix. Operating income was $1.1 million for the quarter, compared with $2.4 million in 2013.

LaSalle Investment Management

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2014	March 31, 2013	U.S. dollars		Currency
Advisory fees	$55.9	56.4	(0.5)	(1%)	(2%)
Transaction fees & other	4.6	3.1	1.5	48%	52%
Incentive fees	3.3	0.2	3.1	n.m.	n.m.
Equity earnings	8.8	5.2	3.6	69%	65%
Total segment revenue	$72.6	64.9	7.7	12%	11%
Operating expenses	56.2	51.6	4.6	9%	8%
Operating income	$16.4	13.3	3.1	23%	20%
n.m. - not meaningful

LaSalle's total segment revenue for the three months ended March 31, 2014 was $72.6 million, compared with $64.9 million last year, up 11% in local currency. Advisory fees were $55.9 million, decreasing slightly from last year with the wind down of legacy funds in 2013, partially offset by fees related to new mandates and acquisitions. Equity earnings were $8.8 million, driven by gains from disposition activity and from increases in asset values within funds accounted for under the fair value method and reflecting continued positive investment performance.
Operating expenses were $56.2 million for the quarter, compared with $51.6 million last year, an increase of 8% in local currency from the first quarter of 2013. LaSalle's operating income was $16.4 million for the quarter, compared with $13.3 million in 2013, an increase of 20% in local currency. Operating income margin was 22.6%, up from 20.5% last year.
LaSalle's capital raising momentum developed during 2013 continued with $930 million of equity commitments raised during the first quarter. Assets under management were $48.0 billion as of March 31, 2014, compared with $47.6 billion at December 31, 2013. The net increase in assets under management resulted from $2.1 billion of acquisitions and takeovers, $2.7 billion of dispositions and withdrawals, $0.9 billion of net value increase and $0.1 billion of net increase due to foreign currency movements.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the three months ended March 31, 2014, we used $263.4 million of cash for operating activities, compared to $301.5 million in the first three months of 2013. The majority of annual incentive compensation accrued at year end is paid in the first quarter of the following year, and was the primary driver of the cash used for operating activities in both quarters ended March 31, 2014 and 2013. The year-over-year decrease in cash used for operating activities was primarily due to a $38.2 million increase in accounts receivable collections; resulting from a strong fourth quarter of 2013 with revenue increasing 14% over the fourth quarter of 2012.

Cash Flows from Investing Activities
We used $39.3 million of cash for investing activities in the first three months of 2014, an $18.5 million year-over-year increase from the $20.8 million used for investing activities in the first three months of 2013. The majority of the increase was the result of an increase of $20.6 million in capital expenditures, primarily due to $17.7 million of property acquired by a consolidated VIE. In the first three months of 2014, we also spent $9.2 million on acquisitions, a $7.9 million year-over-year increase, primarily the result of the purchase of additional minority shareholding in our Indian business and the completion of one new acquisition. These increases were partially off-set by a year-over-year net decrease of $9.9 million in cash used for investing in real estate ventures. The timing of our contributions to and distributions from our investments in real estate ventures is driven by the timing of asset sales and other client related considerations, and thus can vary significantly from period to period.

Cash Flows from Financing Activities
Financing activities provided $290.1 million of cash in the first three months of 2014, a $13.4 million year-over-year decrease from the $303.5 million provided by financing activities in the first three months of 2013. This decrease was largely due to a year-over-year decrease in net borrowings under our credit facility of $26.3 million. Improved operating cash flows allowed us to borrow less under our credit facility to fund our operations in the first three months of 2014 compared to the first three months of 2013. During the three months ended March 31, 2014, financing activities also included net proceeds of $14.3 million resulting from the origination of real estate mortgage loans related to the acquisition of property by a consolidated VIE.

Liquidity and Capital Resources
We finance our operations, co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $443.0 million and $155.0 million outstanding under the Facility at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, we had the capacity to borrow up to an additional $734.4 million under the Facility. The average outstanding borrowings under the Facility were $274.7 million and $304.9 million during the three months ended March 31, 2014 and 2013, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $46.4 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $16.8 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively, of which $12.7 million and $22.8 million at March 31, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

Long-Term Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the "Notes"). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our credit facility, short-term borrowings and long-term senior notes.

Co-Investment Activity
As of March 31, 2014, we had total investments of $291.8 million in approximately 50 separate property or fund co-investments. Returns of capital exceeded fundings of co-investments by $3.1 million for the three months ended March 31, 2014. Fundings of co-investments exceeded returns of capital by $6.8 million for the three months ended March 31, 2013. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2014, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2013 or in the first three months of 2014 under this authorization. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on April 30, 2014, that our Board of Directors has declared a semi-annual cash dividend of $0.23 per share of its common stock. The dividend payment will be made on June 13, 2014, to holders of record at the close of business on May 15, 2014. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2014 and 2013, were $33.3 million and $12.7 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for three months ended March 31, 2014 are $17.7 million of capital expenditures made by certain VIEs for which we have been determined to be the primary beneficiary and thus required to consolidate (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial statements for further information on our consolidated VIE investments). The net assets and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. There were no such capital expenditures made by this entity during the three months ended March 31, 2013.

Business Acquisitions
During the three months ended March 31, 2014, we paid (1) $9.2 million for business acquisitions that included the purchase of a portion of the minority ownership in our Indian operations and the completion of one new acquisition, and (2) $1.4 million for deferred acquisitions and contingent earn-out consideration related to acquisitions completed in prior years.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $136.0 million on our Consolidated Balance Sheets at March 31, 2014. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2014, we had the potential to make earn-out payments for a maximum of $32.3 million on 13 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for a payment to be made for the repurchase of the remaining shares exchanged in the merger. This payment will be based on future performance of our combined Indian operations and accordingly are not quantifiable at this time. An estimate of these obligations based on the original value of shares exchanged is reflected on our balance sheet as of March 31, 2014 within the $10.5 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2014 and December 31, 2013, we had total cash and cash equivalents of $140.1 million and $152.7 million, respectively, of which approximately $106.0 million and $126.6 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries in aggregate totaled 4% and 5% of the firm's total net assets at both March 31, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments (1) to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and (2) directly to funds for future fundings of co-investments in underlying funds, totaling a maximum of $204.8 million as of March 31, 2014. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this filing and elsewhere (such as in reports, other filings with the United States Securities and Exchange Commission, press releases, presentations and communications by JLL or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, dividend payments and share repurchases may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. JLL expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our $1.2 billion revolving credit facility (the "Facility"), consisting of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the facility were $274.7 million at March 31, 2014 with an effective interest rate of 1.3%. As of March 31, 2014, we had $443.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022 (the "Notes"). The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company's exposure to future movements in interest rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2013 or the first three months of 2014, and we had no such agreements outstanding at March 31, 2014.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 58% and 55% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (16% and 14% of revenue for the three months ended March 31, 2014 and 2013, respectively) and the euro (14% and 13% of revenue for the three months ended March 31, 2014 and 2013, respectively).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Conditions and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a year-over-year basis, for the three months ended March 31, 2014, our total revenue increased 21% in U.S. dollars and 22% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Conditions and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2014, we had forward exchange contracts in effect with a gross notional value of $2.0 billion ($959.6 million on a net basis) and a net fair value gain of $7.2 million. This net carrying gain is offset by a carrying loss in associated intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2014, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5. Other Information

Corporate Governance
Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the United States Securities and Exchange Commission and certain provisions of the General Corporation Law in the State of Maryland, where JLL is incorporated. We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.jll.com by clicking "Investor Relations" and then "Board of Directors and Corporate Governance."

On January 16, 2014, we announced that Gregory P. O'Brien had been named the new Chief Executive Officer of the Company's Americas regional business segment and a member of the Company's Global Executive Board. Mr. O'Brien was previously the Chief Executive Officer of our Americas Markets Solutions business and prior to that the Chief Executive Officer of our Americas Brokerage business. He was the Chief Executive Officer of The Staubach Company prior to its merger with JLL in 2008.

Corporate Officers
The names and titles of our corporate executive officers are as follows:

Global Executive Board

Colin Dyer
Chief Executive Officer and President

Christie B. Kelly
Executive Vice President and Chief Financial Officer

Alastair Hughes
Chief Executive Officer, Asia Pacific

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Gregory P. O'Brien
Chief Executive Officer, Americas

Christian Ulbrich
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

J. Corey Lewis
Director of Internal Audit

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Formal Use of JLL as Primary Market Name
During the quarter, we announced that we will begin to use JLL as the primary market name for our business. However, Jones Lang LaSalle Incorporated remains our legal name.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2014.

JONES LANG LASALLE INCORPORATED

/s/ Christie B. Kelly

By: Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Letter Agreement dated January 16, 2014 between JLL and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (File No. 001-13145) dated January 16, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (2) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited), (3) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014 (Unaudited), (4) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith