Form 10-Q
period 2014-06-30
JONES LANG LASALLE INC
filed 2014-08-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 4, 2014 was 44,812,401.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets June 30, 2014 (unaudited) and December 31, 2013
(in thousands, except share data)

	June 30,	December 31,
Assets	2014 (unaudited)	2013
Current assets:
Cash and cash equivalents	$150,708	152,726
Trade receivables, net of allowances of $24,245 and $18,783	1,195,172	1,237,514
Notes and other receivables	172,700	94,519
Warehouse receivables	100,922	—
Prepaid expenses	75,859	56,491
Deferred tax assets, net	128,901	130,822
Other	9,676	52,156
Total current assets	1,833,938	1,724,228
Property and equipment, net of accumulated depreciation of $418,695 and $374,030	331,850	295,547
Goodwill, with indefinite useful lives	1,946,414	1,900,080
Identified intangibles, net of accumulated amortization of $122,237 and $116,393	44,146	45,579
Investments in real estate ventures, including $88,564 and $78,941 at fair value	295,618	287,200
Long-term receivables	62,412	65,353
Deferred tax assets, net	69,148	104,654
Other	192,730	174,712
Total assets	$4,776,256	4,597,353
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$491,598	528,505
Accrued compensation	549,234	810,425
Short-term borrowings	24,738	24,522
Deferred tax liabilities, net	11,631	11,274
Deferred income	111,187	104,410
Deferred business acquisition obligations	43,595	36,040
Warehouse facility	100,922	—
Other	116,610	143,248
Total current liabilities	1,449,515	1,658,424
Credit facility	410,000	155,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	18,029	18,029
Deferred compensation	105,743	103,199
Deferred business acquisition obligations	69,161	99,196
Minority shareholder redemption liability	10,657	20,667
Other	97,474	77,029
Total liabilities	2,435,579	2,406,544
Redeemable noncontrolling interest	13,725	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,621,117 and 44,447,958 shares issued and outstanding	446	444
Additional paid-in capital	957,763	945,512
Retained earnings	1,344,318	1,266,967
Shares held in trust	(6,250)	(8,052)
Accumulated other comprehensive income (loss)	13,750	(25,202)
Total Company shareholders’ equity	2,310,027	2,179,669
Noncontrolling interest	16,925	11,140
Total equity	2,326,952	2,190,809
Total liabilities and equity	$4,776,256	4,597,353

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$1,277,204	989,383	2,314,646	1,845,371

Operating expenses:
Compensation and benefits	761,224	634,600	1,398,563	1,198,320
Operating, administrative and other	396,086	262,185	753,086	512,106
Depreciation and amortization	22,780	20,174	45,191	39,254
Restructuring and acquisition charges	5,458	6,602	41,416	9,770
Total operating expenses	1,185,548	923,561	2,238,256	1,759,450

Operating income	91,656	65,822	76,390	85,921

Interest expense, net of interest income	(7,664)	(9,049)	(14,300)	(16,972)
Equity earnings from real estate ventures	12,491	9,076	21,393	14,558

Income before income taxes and noncontrolling interest	96,483	65,849	83,483	83,507

Provision (benefit) for income taxes	24,121	16,397	(5,024)	20,794
Net income	72,362	49,452	88,507	62,713

Net income attributable to noncontrolling interest	420	2,921	663	3,027
Net income attributable to the Company	71,942	46,531	87,844	59,686

Dividends on unvested common stock, net of tax benefit	176	241	176	241
Net income attributable to common shareholders	$71,766	46,290	87,668	59,445

Basic earnings per common share	$1.61	1.05	1.97	1.35
Basic weighted average shares outstanding	44,586,095	44,101,006	44,550,154	44,090,942

Diluted earnings per common share	$1.58	1.03	1.94	1.32
Diluted weighted average shares outstanding	45,278,494	45,141,341	45,220,082	45,091,245

Other comprehensive income (loss):
Net income attributable to the Company	$71,942	46,531	87,844	59,686
Foreign currency translation adjustments	25,134	(39,128)	38,952	(87,753)
Comprehensive income (loss) attributable to the Company	$97,076	7,403	126,796	(28,067)

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2014
(in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Equity
Balances at December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
Net income	—	—	—	87,844	—	—	663	88,507
Shares issued under stock compensation programs	212,332	2	1,846	—	—	—	—	1,848
Shares repurchased for payment of taxes on stock awards	(39,173)	—	(4,329)	—	—	—	—	(4,329)
Tax adjustments due to vestings and exercises	—	—	3,559	—	—	—	—	3,559
Amortization of stock compensation	—	—	11,175	—	—	—	—	11,175
Dividends paid, $0.23 per share	—	—	—	(10,493)	—	—	—	(10,493)
Shares held in trust	—	—	—	—	1,802	—	—	1,802
Foreign currency translation adjustments	—	—	—	—	—	38,952	—	38,952
Increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	5,122	5,122
Balances at June 30, 2014	44,621,117	$446	957,763	1,344,318	(6,250)	13,750	16,925	$2,326,952

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(in thousands) (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows used in operating activities:
Net income	$88,507	62,713
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	45,191	39,254
Equity earnings from real estate ventures	(21,393)	(14,558)
Gain on the sale of assets	—	(3,013)
Distributions of earnings from real estate ventures	9,627	6,212
Provision for loss on receivables and other assets	6,379	10,845
Amortization of deferred compensation	11,175	13,075
Accretion of interest on deferred business acquisition obligations	2,695	3,831
Amortization of debt issuance costs	1,827	2,353
Change in:
Receivables	29,984	27,123
Prepaid expenses and other assets	(31,226)	(24,637)
Deferred tax assets, net	37,784	7,655
Excess tax benefit from share-based payment arrangements	(3,559)	(548)
Accounts payable, accrued liabilities and accrued compensation	(323,396)	(374,863)
Net cash used in operating activities	(146,405)	(244,558)

Cash flows used in investing activities:
Net capital additions – property and equipment	(67,644)	(30,212)
Proceeds from the sale of assets	—	9,201
Business acquisitions	(20,164)	(45,313)
Capital contributions to real estate ventures	(18,585)	(13,862)
Distributions of capital from real estate ventures	22,528	17,425
Net cash used in investing activities	(83,865)	(62,761)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,007,000	1,181,991
Repayments of borrowings under credit facility	(754,954)	(853,500)
Payments of deferred business acquisition obligations	(36,432)	(32,248)
Debt issuance costs	—	(495)
Shares repurchased for payment of employee taxes on stock awards	(4,329)	(1,129)
Excess tax adjustment from share-based payment arrangements	3,559	548
Common stock issued under option and stock purchase programs	1,848	926
Payment of dividends	(10,493)	(10,020)
Capital lease payments	(2,175)	—
Other loan proceeds (payments)	18,277	(5,060)
Noncontrolling interest contributions (distributions), net	5,951	(4,002)
Net cash provided by financing activities	228,252	277,011

Net decrease in cash and cash equivalents	(2,018)	(30,308)
Cash and cash equivalents, beginning of the period	152,726	152,159
Cash and cash equivalents, end of the period	$150,708	121,851

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,780	10,430
Income taxes, net of refunds	48,471	42,378
Non-cash investing activities:
Business acquisitions, contingent consideration	$1,184	1,602
Capital leases	18,244	—
Non-cash financing activities:
Deferred business acquisition obligations	$8,912	1,000
Redeemable noncontrolling interest	13,725	—
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
Our Consolidated Financial Statements as of June 30, 2014, and for the three months and six months ended June 30, 2014 and 2013, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the items mentioned above, the results for the periods ended June 30, 2014 and 2013, are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of such unrecognized tax benefits. ASU 2013-11 became effective for us on January 1, 2014, and resulted in the reclassification of $11.1 million of unrecognized tax benefits to reduce our deferred tax assets. These unrecognized tax benefits were previously classified as current taxes payable within Accounts payable and are now classified as a reduction to net operating loss carryforwards.

On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $1.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. Gross construction services revenue totaled $23.7 million and $36.7 million for the three months ended June 30, 2014 and 2013, respectively, and $51.2 million and $77.9 million for the six months ended June 30, 2014 and 2013, respectively. Subcontract costs totaled $22.5 million and $35.4 million for the three months ended June 30, 2014 and 2013, respectively, and $48.8 million and $74.9 million for the six months ended June 30, 2014 and 2013, respectively.

We include costs in excess of billings on uncompleted construction contracts of $6.4 million and $4.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $3.2 million and $7.4 million, in Deferred income, as of June 30, 2014 and December 31, 2013, respectively.

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

We account for the majority of our service contracts on a net basis. These net costs aggregated approximately $425.6 million and $384.7 million for the three months ended June 30, 2014 and 2013, respectively, and $904.5 million and $808.3 million for the six months ended June 30, 2014 and 2013, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $191.2 million and $81.1 million for the three months ended June 30, 2014, and 2013, respectively, and $350.9 million and $156.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Real Estate Services
Americas
Revenue	$544,082	431,492	991,164	792,959
Equity earnings	967	73	1,202	291
Total segment revenue	545,049	431,565	992,366	793,250
Gross contract costs	(51,479)	(24,190)	(92,262)	(43,468)
Total segment fee revenue	493,570	407,375	900,104	749,782
Operating expenses:
Compensation, operating and administrative expenses	484,750	384,659	901,759	721,218
Depreciation and amortization	13,531	11,547	26,842	22,000
Total segment operating expenses	498,281	396,206	928,601	743,218
Gross contract costs	(51,479)	(24,190)	(92,262)	(43,468)
Total fee-based segment operating expenses	446,802	372,016	836,339	699,750
Operating income	$46,768	35,359	63,765	50,032

EMEA
Revenue	$395,643	268,146	707,525	513,051
Equity losses	—	(536)	—	(536)
Total segment revenue	395,643	267,610	707,525	512,515
Gross contract costs	(86,673)	(33,519)	(164,525)	(67,725)
Total segment fee revenue	308,970	234,091	543,000	444,790
Operating expenses:
Compensation, operating and administrative expenses	365,360	249,497	676,706	491,022
Depreciation and amortization	5,504	5,027	10,948	10,010
Total segment operating expenses	370,864	254,524	687,654	501,032
Gross contract costs	(86,673)	(33,519)	(164,525)	(67,725)
Total fee-based segment operating expenses	284,191	221,005	523,129	433,307
Operating income	$24,779	13,086	19,871	11,483

Continued: Summarized unaudited financial information by business segment for the three and six months ended June 30, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Real Estate Services
Asia Pacific
Revenue	$267,477	228,443	482,182	418,343
Equity earnings (losses)	4	(124)	(79)	(9)
Total segment revenue	267,481	228,319	482,103	418,334
Gross contract costs	(53,096)	(23,378)	(94,063)	(45,375)
Total segment fee revenue	214,385	204,941	388,040	372,959
Operating expenses:
Compensation, operating and administrative expenses	248,454	211,848	458,759	396,297
Depreciation and amortization	3,257	3,124	6,425	6,252
Total segment operating expenses	251,711	214,972	465,184	402,549
Gross contract costs	(53,096)	(23,378)	(94,063)	(45,375)
Total fee-based segment operating expenses	198,615	191,594	371,121	357,174
Operating income	$15,770	13,347	16,919	15,785

LaSalle
Revenue	$70,002	61,302	133,775	121,018
Equity earnings	11,520	9,663	20,270	14,812
Total segment revenue	81,522	70,965	154,045	135,830
Operating expenses:
Compensation, operating and administrative expenses	58,746	50,781	114,425	101,889
Depreciation and amortization	488	476	976	992
Total segment operating expenses	59,234	51,257	115,401	102,881
Operating income	$22,288	19,708	38,644	32,949

Segment Reconciling Items:
Total segment revenue	$1,289,695	998,459	2,336,039	1,859,929
Reclassification of equity earnings	12,491	9,076	21,393	14,558
Total revenue	1,277,204	989,383	2,314,646	1,845,371
Total segment operating expenses before restructuring and acquisition charges	1,180,090	916,959	2,196,840	1,749,680
Operating income before restructuring and acquisition charges	97,114	72,424	117,806	95,691

Restructuring and acquisition charges	5,458	6,602	41,416	9,770
Operating income	$91,656	65,822	76,390	85,921

(5) Business Combinations, Goodwill and Other Intangible Assets

2014 Business Combinations Activity
During the six months ended June 30, 2014, we completed three new acquisitions located in France, Malaysia and Sweden as well as purchased a portion of the minority ownership in our Indian operations, for which we had previously recorded a minority shareholder redemption liability on the balance sheet, increasing our ownership from 90% to 95% . Terms of these acquisitions included: (1) cash paid at closing of $20.2 million, (2) consideration subject only to the passage of time of $8.9 million, (3) consideration subject to provisions that will be paid upon certain conditions being met which are recorded at their acquisition date fair value of $1.2 million and (4) a redeemable noncontrolling interest of $13.7 million. The acquisition we completed in Sweden includes a redeemable noncontrolling interest in the form of an option agreement that allows the Company to purchase, and the noncontrolling shareholder to put to the Company, the remaining noncontrolling interest in the acquired company in annual increments over the next four years based on price determined by the profit generated by this company. The fair value of this redeemable noncontrolling interest at the balance sheet date was determined based on the estimated redemption price and will be carried at the higher of its redemption price or book value.

During the six months ended June 30, 2014, we also paid $36.4 million for deferred acquisition and earn-out obligations for acquisitions completed in prior years.

Earn-Out Payments
At June 30, 2014, we had the potential to make earn-out payments on 14 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $32.2 million at June 30, 2014. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We have $2.0 billion of unamortized intangibles and goodwill at June 30, 2014. A significant portion of these unamortized intangibles and goodwill are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our intangible and goodwill balances. The $2.0 billion of unamortized intangibles and goodwill consists of: (1) goodwill of $1.9 billion with indefinite useful lives that is not amortized, (2) identifiable intangibles of $36.1 million that will be amortized over their remaining finite useful lives, and (3) $8.1 million of identifiable intangibles with indefinite useful lives that is not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2014	$995,182	647,593	237,900	19,405	1,900,080
Additions, net of adjustments	—	32,617	(1,392)	—	31,225
Impact of exchange rate movements	134	10,451	3,972	552	15,109
Balance as of June 30, 2014	$995,316	690,661	240,480	19,957	1,946,414

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in thousands):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of January 1, 2014	$101,357	43,107	9,749	7,759	$161,972
Additions	142	2,429	—	—	2,571
Impact of exchange rate movements	8	1,233	164	435	1,840
Balance as of June 30, 2014	$101,507	46,769	9,913	8,194	166,383

Accumulated Amortization
Balance as of January 1, 2014	$(78,244)	(29,379)	(8,660)	(110)	(116,393)
Amortization expense	(3,388)	(1,247)	(257)	—	(4,892)
Impact of exchange rate movements	(8)	(796)	(146)	(2)	(952)
Balance as of June 30, 2014	$(81,640)	(31,422)	(9,063)	(112)	(122,237)

Net book value as of June 30, 2014	$19,867	15,347	850	8,082	$44,146

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangible assets with finite useful lives at June 30, 2014, is as follows ($ in thousands):

2014 (6 months)	$6,221
2015	9,378
2016	5,284
2017	4,590
2018	3,661
2019	3,077
Thereafter	3,855
Total	$36,066

(6)	Investments in Real Estate Ventures
As of June 30, 2014 and December 31, 2013, we had Investments in real estate ventures of $295.6 million and $287.2 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting. We have elected the fair value option for certain of our investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

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

At June 30, 2014, LIC II has unfunded capital commitments to the underlying funds of $193.4 million and a $30.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. At June 30, 2014, our maximum potential unfunded commitments to LIC I and LIC II combined were $121.1 million which include our share of commitments to underlying funds and our exposure to funding our proportionate share of the then outstanding balance on the LIC II Facility. LIC I's and LIC II's exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. Our unfunded commitment to LIC I will remain in effect until December 31, 2014. We expect that LIC II will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds.

The following table summarizes the discussion above relative to LIC I and LIC II at June 30, 2014 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$5.1	$116.0
Our share of unfunded capital commitments to underlying funds	0.4	94.3
Our maximum exposure assuming facility is fully drawn	N/A	14.6
Our share of exposure on outstanding borrowings	N/A	3.2

Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the maximum of which is $90.0 million as of June 30, 2014.

Our investments in real estate ventures include investments in entities classified as variable interest entities ("VIEs") that we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $5.0 million and $2.6 million at June 30, 2014 and December 31, 2013, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of June 30, 2014 and December 31, 2013 are as follows ($ in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net	$37,758	14,389
Investment in real estate venture	2,094	—
Other assets	1,948	1,594
Total assets	$41,800	15,983

Mortgage loans payable, included in other long-term liabilities	$28,895	10,647
Due to related party	2,094	—
Total liabilities	30,989	10,647

Members' equity	10,811	5,336
Total liabilities and members' equity	$41,800	15,983

Summarized statements of operations for our consolidated VIEs for the three months and six months ended June 30, 2014 and 2013 are as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$1,043	232	1,545	519
Gain on Sale of Investment	—	2,875	—	2,875

Operating and other expenses	(947)	(60)	(1,364)	(120)
Net income	$96	3,047	181	3,274

The members' equity and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income, respectively.

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

When the carrying amount of the real estate asset is in excess of the future undiscounted cash flows, we use a discounted cash flow approach that primarily uses Level 3 inputs to determine the fair value of the asset to compute the amount of the potential impairment. There were no impairment charges included in Equity earnings from real estate ventures during the three months ended June 30, 2014. Equity earnings from real estate ventures included impairment charges of $0.5 million for the three months ended June 30, 2013 and $0.8 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively, representing our share of the impairment charges against individual assets held by our real estate ventures. We did not recognize any impairment charges related to our equity investments during any of the three or six months ended June 30, 2014 and 2013.

Fair Value
We elected the fair value option for certain investments in real estate ventures, in the ordinary course of business at the time of the initial direct investment, because we believe the fair value accounting method more accurately represents the value and performance of these investments. At June 30, 2014 and December 31, 2013, we had $88.6 million and $78.9 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the movements in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in thousands):

	2014	2013
Balances as of January 1,	$78,941	63,579
Investments	7,014	71
Distributions	(517)	(1,462)
Net fair value gain (loss)	2,678	(672)
Foreign currency translation adjustments, net	448	(2,523)
Balances as of June 30,	$88,564	58,993

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash based-salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a crucial element of our compensation program.

Restricted stock unit activity for the three months ended June 30, 2014 and 2013, is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at April 1, 2014	1,030.8	$80.92
Granted	13.1	121.12
Vested	(10.7)	34.13
Forfeited	(6.2)	79.28
Unvested at June 30, 2014	1,027.0	$81.93	2.15
Unvested shares expected to vest	993.6	$82.10	2.16

Unvested at April 1, 2013	1,455.0	$70.99
Granted	14.6	92.77
Vested	(20.9)	64.85
Forfeited	(3.5)	80.49
Unvested at June 30, 2013	1,445.2	$71.27	1.87
Unvested shares expected to vest	1,402.9	$71.31	1.87

Restricted stock unit activity for the six months ended June 30, 2014 and 2013, is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2014	1,025.0	$73.10
Granted	148.4	118.66
Vested	(140.2)	56.36
Forfeited	(6.2)	79.28
Unvested at June 30, 2014	1,027.0	$81.93	2.15
Unvested shares expected to vest	993.6	$82.10	2.16

Unvested at January 1, 2013	1,347.0	$68.50
Granted	175.2	91.15
Vested	(59.6)	68.62
Forfeited	(17.4)	65.99
Unvested at June 30, 2013	1,445.2	$71.27	1.87
Unvested shares expected to vest	1,402.9	$71.31	1.87

We determine the fair value of restricted stock units based on the market price of the Company's common stock on the grant date. As of June 30, 2014, we had $34.2 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at June 30, 2014 over varying periods into 2019.

Shares vested during the three months ended June 30, 2014 and 2013, had grant date fair values of $0.4 million and $1.4 million, respectively, and $7.9 million and $4.1 million, for the six months ended June 30, 2014 and 2013, respectively. Shares granted during the three months ended June 30, 2014 and 2013, had grant date fair values of $1.6 million and $1.4 million, respectively, and $17.6 million and $16.0 million for the six months ended June 30, 2014 and 2013, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. No options were issued during the six months ended June 30, 2014 and 2013. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 144,300 and 227,800 options outstanding under the SAYE plan at June 30, 2014 and December 31, 2013, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension (income) cost consisted of the following ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Employer service cost - benefits earned during the period	$958	947	1,915	1,901
Interest cost on projected benefit obligation	4,089	3,513	8,179	7,056
Expected return on plan assets	(6,200)	(4,885)	(12,400)	(9,811)
Net amortization of deferrals	273	523	546	1,051
Recognized actuarial loss	41	38	83	76
Net periodic pension (income) cost	$(839)	136	(1,677)	273

The expected return on plan assets, included in net periodic pension (income) cost, is based on forecasted long-term rates of return on plan assets of each individual plan; expected returns range from 4.1% to 7.0%.

For the three months ended June 30, 2014 and 2013, we made payments of $3.0 million and $2.6 million, respectively, to these plans. For the six months ended June 30, 2014 and 2013, we made payments of $6.6 million and $6.1 million, respectively, to these plans. We expect to contribute an additional $7.0 million to these plans in the last six months of 2014, for a total of $13.6 million in 2014. We made $13.2 million of contributions to these plans during the year ended December 31, 2013.

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
There were no transfers among levels of valuations during either of the three or six months ended June 30, 2014 or 2013.

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

We estimate that the fair value of our Long-term senior notes was $279.2 million and $262.6 million at June 30, 2014 and December 31, 2013, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million at June 30, 2014 and December 31, 2013.

We record Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC 948, "Financial Services-Mortgage Banking." The fair values of our Warehouse receivables are based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014		December 31, 2013
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$5,730	—	$12,966	—
Deferred compensation plan assets	96,625	—	85,050	—
Investments in real estate ventures - fair value	—	88,564	—	78,941
Total assets at fair value	$102,355	88,564	$98,016	78,941

Liabilities
Foreign currency forward contracts payable	$2,197	—	$13,094	—
Deferred compensation plan liabilities	96,729	—	85,853	—
Total liabilities at fair value	$98,926	—	$98,947	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At June 30, 2014, these forward exchange contracts had a gross notional value of $1.9 billion ($899.5 million on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $5.7 million and a current liability of $2.2 million. At December 31, 2013, these forward exchange contracts had a gross notional value of $1.96 billion ($1.01 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $13.0 million and a current liability of $13.1 million.

The revaluations of our foreign currency forward contracts resulted in a net gain of $3.5 million and a net loss of $7.9 million for the three months ended June 30, 2014 and 2013, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three or six months ended June 30, 2014 or 2013.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $5.7 million asset at June 30, 2014 was comprised of gross contracts with receivable positions of $7.8 million and payable positions of $2.1 million. The $2.2 million liability position at June 30, 2014 was comprised of gross contracts with receivable positions of $1.0 million and payable positions of $3.2 million. At December 31, 2013, the $13.0 million asset was comprised of gross contracts with receivable positions of $13.8 million and payable positions of $0.8 million. The $13.1 million liability position at December 31, 2013, was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $14.4 million.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan is recorded on our Consolidated Balance Sheet at June 30, 2014, as Other long-term assets of $96.6 million, long-term Deferred compensation liabilities of $96.7 million, and as a reduction of equity, Shares held in trust, of $6.3 million. This plan is recorded on our Consolidated Balance Sheet at December 31, 2013 as Other long-term assets of $85.1 million, long-term Deferred compensation liabilities of $85.9 million, and as a reduction of equity, Shares held in trust, of $8.1 million.

We have elected the fair value option for certain investments in real estate ventures. We had $88.6 million and $78.9 million at June 30, 2014 and December 31, 2013, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures, for additional information regarding our investments accounted for under the fair value method.

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

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $410.0 million and $155.0 million outstanding under the Facility at June 30, 2014 and December 31, 2013, respectively. Under our Facility, at June 30, 2014, we had the capacity to borrow up to an additional $767.6 million. The average outstanding borrowings under the Facility were $491.8 million and $542.3 million during the three months ended June 30, 2014 and 2013, respectively, and $383.3 million and $423.6 million during the six months ended June 30, 2014 and 2013, respectively.

The pricing on the Facility ranges from LIBOR plus 1.00% to 1.75%. As of June 30, 2014, pricing on the Facility was LIBOR plus 1.13%. The effective interest rate on our credit facility was 1.0% and 1.3% for the three months ended June 30, 2014 and 2013, respectively, and 1.1% and 1.4% during the six months ended June 30, 2014 and 2013, respectively.

We remain in compliance with all covenants under our Facility as of June 30, 2014. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $51.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.7 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively, of which $18.4 million and $22.8 million at June 30, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost when probable and estimable. The accrual for professional indemnity insurance claims facilitated through our captive insurance company, which relates to multiple years, was $8.5 million and $6.2 million as of June 30, 2014 and December 31, 2013, respectively.

(12)	Restructuring and Acquisition Charges
For the three and six months ended June 30, 2014, we recognized $5.5 million and $41.4 million, respectively, of Restructuring and acquisition charges, of which $34.5 million were related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $6.9 million of expense consisted of (1) severance, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and information technology integration costs. For the three and six months ended June 30, 2013, we recognized $6.6 million and $9.8 million, respectively, of expense consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and fair value changes, and (4) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off, and the related payments made during the six months ended June 30, 2014 and 2013 ($ in thousands):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3,798	397	5,891	373	$10,459
Accruals	2,362	—	3,204	1,324	6,890
Payments made	(2,396)	13	(2,397)	(1,562)	(6,342)
June 30, 2014	$3,764	410	6,698	135	$11,007

January 1, 2013	$9,991	5,188	11,963	4,235	$31,377
Accruals	5,736	896	(1,351)	4,489	9,770
Payments made	(9,050)	(4,952)	(2,715)	(3,975)	(20,692)
June 30, 2013	$6,677	1,132	7,897	4,749	$20,455

We expect that the majority of accrued severance, accrued retention bonuses, and other accrued acquisition costs will be paid during 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

(13) Subsequent Event
On July 31, 2014, we acquired CLEO Construction Management (CLEO), a prominent California-based construction project management services firm that specializes in medical facilities. The transaction will enable JLL, already a leading provider of comprehensive facility management, advisory and project development services for medical properties, to provide a broader range of services to healthcare organizations and meet the growing needs of this real estate sector.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2014, and Jones Lang LaSalle's ("JLL") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report on Form 10-K.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2014.

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

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. For the six months ended June 30, 2014, our pre-tax income included restructuring and acquisition charges of $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity. The effect of this on net income was offset by the recognition of a related previously unrecognized tax benefit of an equal amount as previously disclosed in our 2013 Annual Report on Form 10-K. Excluding the offset of this write-off on our provision (benefit) for income taxes, our effective tax rate for the three and six months ended June 30, 2014, and our forecasted tax rate for 2014, is approximately 25.0%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (1) our geographic mix of income, (2) legislative actions on statutory tax rates effective in the quarter in which the legislation is enacted, and (3) the impact of tax planning.

The geographic mix of our income can significantly impact our effective tax rate. Tax rate jurisdictions with effective national and local combined tax rates of 25% or lower with the most significant impact on our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (21.5%), and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Macau (12%), Cyprus (12.5%), Ireland (12.5%), Poland (19%), Turkey (20%), Korea (24.2%) and The People's Republic of China (25%).

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

Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (1) impairment charges, (2) realized gains (losses) on asset dispositions, or (3) incentive fees recorded as Equity earnings from real estate ventures. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

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

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Consequently, the results for the periods ended June 30, 2014 and 2013, are not indicative of the results to be obtained for the full fiscal year.

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

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$365.2	297.2	68.0	23%	23%
Capital Markets & Hotels	183.1	159.0	24.1	15%	12%
Property & Facility Management (1)	257.2	210.6	46.6	22%	22%
Project & Development Services (1)	102.9	86.1	16.8	20%	19%
Advisory, Consulting and Other	107.6	94.1	13.5	14%	12%
LaSalle Investment Management	70.0	61.3	8.7	14%	12%
Fee revenue	$1,086.0	908.3	177.7	20%	18%
Gross contract costs	191.2	81.1	110.1	n.m.	n.m.
Total revenue	$1,277.2	989.4	287.8	29%	28%
Operating expenses, excluding gross contract costs	988.8	835.9	152.9	18%	17%
Gross contract costs	191.2	81.1	110.1	n.m.	n.m.
Restructuring and acquisition charges	5.5	6.6	(1.1)	(17%)	(28%)
Total operating expenses	$1,185.5	923.6	261.9	28%	27%
Operating income	$91.7	65.8	25.9	39%	41%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$634.9	524.7	110.2	21%	21%
Capital Markets & Hotels	299.4	281.2	18.2	6%	4%
Property & Facility Management (1)	504.7	422.9	81.8	19%	21%
Project & Development Services (1)	190.2	163.3	26.9	16%	16%
Advisory, Consulting and Other	200.8	175.7	25.1	14%	12%
LaSalle Investment Management	133.7	121.0	12.7	10%	9%
Fee revenue	$1,963.7	1,688.8	274.9	16%	16%
Gross contract costs	350.9	156.6	194.3	n.m.	n.m.
Total revenue	$2,314.6	1,845.4	469.2	25%	25%
Operating expenses, excluding gross contract costs	1,845.9	1,593.1	252.8	16%	15%
Gross contract costs	350.9	156.6	194.3	n.m.	n.m.
Restructuring and acquisition charges	41.4	9.8	31.6	n.m.	n.m.
Total operating expenses	$2,238.2	1,759.5	478.7	27%	27%
Operating income	$76.4	85.9	(9.5)	(11%)	(11%)
(1) Amounts have been adjusted to remove gross contract costs.

In the second quarter of 2014, fee revenue was $1.1 billion, an 18% increase in local currency from 2013, driven by a 23% increase to $365.2 million in Leasing, a 22% increase to $257.2 million in Property & Facility Management, and a 19% increase to $102.9 million in Project & Development Services. Operating expenses, excluding gross contract costs ("fee-based operating expenses") and restructuring and acquisition charges, were $988.8 million in the second quarter of 2014, a year-over-year increase of 17% in local currency. Operating income margin, calculated on fee revenue and fee-based operating expenses, was 9.0% for the second quarter compared with 8.0% a year ago.

For the six months ended June 30, 2014, fee revenue was $2.0 billion, a 16% increase in local currency from 2013, driven by a 21% increase to $634.9 million in Leasing, a 21% increase to $504.7 million in Property & Facility Management, and a 16% increase to $190.2 million in Project & Development Services. Fee-based operating expenses were $1.8 billion for the six-month period of 2014, a year-over-year increase of 15% in local currency. Operating income margin, calculated on fee revenue and fee-based operating expenses, was 6.0% for the six months ended June 30, 2014 compared with 5.7% in the prior year.

Total operating expenses included $5.5 million and $41.4 million of restructuring and acquisition charges for the three and six-month periods ended June 30, 2014, respectively. The year-to-date period included $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining restructuring and acquisition charges for both periods included severance-related expenses for position eliminations, lease exit charges and fair value reserve adjustments, and other acquisition integration costs.

Net interest expense for the three months ended June 30, 2014 was $7.7 million, compared with $9.0 million for the second quarter of 2013. Net interest expense for the six months ended June 30, 2014 was $14.3 million, compared with $17.0 million for the prior period. The decrease in interest expense was due to a reduction in interest accretion on lower deferred business acquisition obligations balances and lower pricing and average borrowings under our credit facility.

In the second quarter of 2014, we recognized equity earnings of $12.5 million from our investments in real estate ventures, compared with $9.1 million in 2013. Equity earnings for the six months ended June 30, 2014 was $21.4 million, compared with $14.6 million in 2013. This increase in equity earnings was due primarily to fair value increases and gains generated from assets sales.

The effective tax rate for the three and six months ended June 30, 2014, excluding the impact of the tax benefit related to the indemnification asset write-off during the first quarter of 2014, was 25.0%, which represents our estimated effective tax rate for full-year 2014 and was generally consistent with our effective tax rate for the year ended December 31, 2013.

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

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$249.6	197.8	51.8	26%	26%
Capital Markets & Hotels	60.1	53.4	6.7	13%	13%
Property & Facility Management (1)	103.6	86.3	17.3	20%	21%
Project & Development Services (1)	51.3	42.3	9.0	21%	23%
Advisory, Consulting and Other	28.0	27.5	0.5	2%	3%
Equity earnings	1.0	0.1	0.9	n.m.	n.m.
Fee revenue	$493.6	407.4	86.2	21%	22%
Gross contract costs	51.5	24.2	27.3	n.m.	n.m.
Total revenue	$545.1	431.6	113.5	26%	27%
Operating expenses, excluding gross contract costs	$446.8	372.0	74.8	20%	21%
Gross contract costs	51.5	24.2	27.3	n.m.	n.m.
Operating income	$46.8	35.4	11.4	32%	32%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$438.2	350.1	88.1	25%	25%
Capital Markets & Hotels	100.3	92.1	8.2	9%	9%
Property & Facility Management (1)	209.6	175.7	33.9	19%	21%
Project & Development Services (1)	96.0	80.1	15.9	20%	21%
Advisory, Consulting and Other	54.8	51.5	3.3	6%	7%
Equity earnings	1.2	0.3	0.9	n.m.	n.m.
Fee revenue	$900.1	749.8	150.3	20%	21%
Gross contract costs	92.3	43.5	48.8	n.m.	n.m.
Total revenue	$992.4	793.3	199.1	25%	26%
Operating expenses, excluding gross contract costs	$836.3	699.8	136.5	20%	20%
Gross contract costs	92.3	43.5	48.8	n.m.	n.m.
Operating income	$63.8	50.0	13.8	28%	26%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Fee revenue for the Americas for the three months ended June 30, 2014 was $493.6 million, an increase of 22% in local currency compared with the second quarter of 2013. Double-digit growth was achieved in Leasing, up $51.8 million or 26%, Property & Facility Management, up $17.3 million or 21%, Project & Development Services, up $9.0 million or 23%, and in Capital Markets & Hotels, up $6.7 million or 13%. Growth in our U.S. Leasing revenue significantly outpaced flat to single-digit percentage increases in gross absorption in the U.S. market, driven in part by continued investment in the business through hiring of additional broker teams. Property & Facility Management revenue increases were driven by new real estate outsourcing client wins and expansions of relationships with long-standing clients across the entire geographic region that came through during the 12 months since the comparable prior period results.

Fee-based operating expenses were $446.8 million for the quarter, an increase of 21% in local currency compared with the second quarter of 2013, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams and ongoing platform investments. Operating income was $46.8 million in the quarter, an increase of 32% compared with $35.4 million of operating income in the second quarter of 2013. Operating income margin calculated on a fee revenue basis was 9.5% in the second quarter, compared with 8.7% a year ago.

Fee revenue for the Americas for the six months ended June 30, 2014 was $900.1 million, an increase of 21% in local currency compared with 2013. Double-digit growth was achieved in Leasing, up $88.1 million or 25%, as well as in Property & Facility Management, up $33.9 million or 21%, and in Project & Development Services, up $15.9 million or 21%. Fee revenue growth for the six-month period was largely due to the same factors as the three-month period as we continued to build on the results of the first quarter.

Fee-based operating expenses were $836.3 million for the six-month period, an increase of 20% in local currency. Operating income was $63.8 million for the first half of 2014, and increase of 26% compared with $50.0 million of operating income during the six months ended June 30, 2013. Operating income margin calculated on a fee revenue basis was 7.1% in the period compared with 6.7% a year ago.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$67.6	60.2	7.4	12%	7%
Capital Markets & Hotels	93.4	63.2	30.2	48%	38%
Property & Facility Management (1)	60.3	42.0	18.3	44%	35%
Project & Development Services (1)	34.1	27.6	6.5	24%	16%
Advisory, Consulting and Other	53.6	41.6	12.0	29%	21%
Equity losses	—	(0.5)	0.5	n.m.	n.m.
Fee revenue	$309.0	234.1	74.9	32%	24%
Gross contract costs	86.6	33.5	53.1	n.m.	n.m.
Total revenue	$395.6	267.6	128.0	48%	39%
Operating expenses, excluding gross contract costs	$284.2	221.0	63.2	29%	21%
Gross contract costs	86.6	33.5	53.1	n.m.	n.m.
Operating income	$24.8	13.1	11.7	89%	85%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$121.7	109.1	12.6	12%	7%
Capital Markets & Hotels	147.8	121.5	26.3	22%	14%
Property & Facility Management (1)	112.4	82.5	29.9	36%	30%
Project & Development Services (1)	62.7	51.6	11.1	22%	15%
Advisory, Consulting and Other	98.4	80.6	17.8	22%	15%
Equity losses	—	(0.5)	0.5	n.m.	n.m.
Fee revenue	$543.0	444.8	98.2	22%	16%
Gross contract costs	164.5	67.7	96.8	n.m.	n.m.
Total revenue	$707.5	512.5	195.0	38%	31%
Operating expenses, excluding gross contract costs	$523.1	433.3	89.8	21%	14%
Gross contract costs	164.5	67.7	96.8	n.m.	n.m.
Operating income	$19.9	11.5	8.4	73%	66%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

EMEA's fee revenue for the three months ended June 30, 2014 increased 32% in U.S. dollars, 24% in local currency, to $309.0 million. The increase in fee revenue was broad-based and driven by Capital Markets & Hotels, up $30.2 million or 38% in local currency in conjunction with continuing momentum across investment markets, Property & Facility Management, up $18.3 million or 35% in local currency, and Advisory, Consulting and Other, up $12.0 million or 21% in local currency. Leasing revenue also increased in local currency by 7% in the quarter. Geographically, revenue growth for the second quarter of 2014 was broad-based, led by the UK, Germany, MENA, France, the Netherlands and Belgium. Differences between U.S. dollar and local currency results in the quarter were driven by the strengthening in the British pound, increasing 10% on average over the comparative second quarters, and the euro, increasing 5%.

Fee-based operating expenses were $284.2 million for the three months ended June 30, 2014, an increase of 29% in U.S. dollars, 21% in local currency, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams and ongoing platform investments. Operating income was $24.8 million for the quarter compared with $13.1 million in 2013. Operating income margin calculated on a fee revenue basis was 8.0% for the quarter compared with 5.6% a year ago.

EMEA fee revenue for the six months ended June 30, 2014 was $543.0 million, up 22% in U.S. dollars, 16% in local currency, driven by broad-based increases across service offerings. Fee-based operating expenses were $523.1 million for the six months ended June 30, 2014, an increase of 21% in U.S. dollars, 14% in local currency. Operating income was $19.9 million for the six-month period compared with $11.5 million in 2013, and operating income margin calculated on a fee revenue basis over the first six months of 2014 was 3.7% compared with 2.6% a year ago.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$48.0	39.2	8.8	22%	27%
Capital Markets & Hotels	29.6	42.4	(12.8)	(30%)	(29%)
Property & Facility Management (1)	93.3	82.3	11.0	13%	17%
Project & Development Services (1)	17.5	16.2	1.3	8%	12%
Advisory, Consulting and Other	26.0	24.9	1.1	4%	6%
Equity losses	—	(0.1)	0.1	n.m.	n.m.
Fee revenue	$214.4	204.9	9.5	5%	8%
Gross contract costs	53.1	23.4	29.7	n.m.	n.m.
Total revenue	$267.5	228.3	39.2	17%	21%
Operating expenses, excluding gross contract costs	$198.6	191.6	7.0	4%	7%
Gross contract costs	53.1	23.4	29.7	n.m.	n.m.
Operating income	$15.8	13.3	2.5	19%	25%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Leasing	$75.0	65.5	9.5	15%	19%
Capital Markets & Hotels	51.3	67.6	(16.3)	(24%)	(21%)
Property & Facility Management (1)	182.7	164.7	18.0	11%	17%
Project & Development Services (1)	31.5	31.6	(0.1)	—%	6%
Advisory, Consulting and Other	47.6	43.5	4.1	9%	13%
Equity losses	(0.1)	—	(0.1)	n.m.	n.m.
Fee revenue	$388.0	372.9	15.1	4%	9%
Gross contract costs	94.1	45.4	48.7	n.m.	n.m.
Total revenue	$482.1	418.3	63.8	15%	21%
Operating expenses, excluding gross contract costs	$371.1	357.2	13.9	4%	9%
Gross contract costs	94.1	45.4	48.7	n.m.	n.m.
Operating income	$16.9	15.7	1.2	8%	17%
(1) Amounts have been adjusted to remove gross contract costs.
(n.m. - not meaningful)

Asia Pacific fee revenue for the three months ended June 30, 2014 was $214.4 million, an increase of 8% in local currency. Fee revenue growth was driven by Leasing, up 27% in local currency, broadly reflective of demand in the region, and Property & Facility Management, up 17% in local currency. Growth was led by Greater China geographically, but also was broad-based across the region’s Property & Facility Management platform. Capital Markets & Hotels revenue for the quarter was down 29% in local currency, after being up 74% in second quarter 2013 versus 2012. Differences between U.S. dollar and local currency results in the quarter were driven by weakening in the Australian dollar, decreasing 6% on average over the comparative second quarters, as well as the Indian rupee, decreasing 7%, and the Japanese yen, decreasing 3%.

Fee-based operating expenses were $198.6 million for the quarter, up 7% in local currency, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams and ongoing platform investments. Operating income was $15.8 million for the quarter, an increase of 25% in local currency compared with $13.3 million in 2013. Operating income margin calculated on a fee revenue basis was 7.4% for the quarter compared with 6.5% a year ago, despite challenging results in Capital Markets & Hotels in the region, demonstrating the benefits of the firm’s diverse platform of services.

Fee revenue for the six months ended June 30, 2014 was $388.0 million, an increase of 9% in local currency, driven by Leasing, up 19% in local currency, and Property & Facility Management, up 17% in local currency. Fee-based operating expenses were $371.1 million for the six-month period, up 9% in local currency. Operating income was $16.9 million for the six-month period, compared with $15.7 million in 2013, and operating income margin calculated on a fee revenue basis over the first six months of 2014 was 4.4%, compared with 4.2% a year ago.

LaSalle Investment Management

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Advisory fees	$60.0	55.1	4.9	9%	6%
Transaction fees & other	4.4	5.2	(0.8)	(15%)	(15%)
Incentive fees	5.6	1.0	4.6	n.m.	n.m.
Equity earnings	11.5	9.7	1.8	19%	19%
Total segment revenue	$81.5	71.0	10.5	15%	13%
Operating expenses	59.2	51.3	7.9	15%	13%
Operating income	$22.3	19.7	2.6	13%	11%
n.m. - not meaningful

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2014	June 30, 2013	U.S. dollars		Currency
Advisory fees	$115.8	111.5	4.3	4%	2%
Transaction fees & other	9.0	8.3	0.7	8%	11%
Incentive fees	8.9	1.2	7.7	n.m.	n.m.
Equity earnings	20.3	14.8	5.5	37%	36%
Total segment revenue	$154.0	135.8	18.2	13%	12%
Operating expenses	115.4	102.9	12.5	12%	11%
Operating income	$38.6	32.9	5.7	17%	15%

LaSalle's total segment revenue for the three months ended June 30, 2014 was $81.5 million, compared with $71.0 million last year, up 13% in local currency. Total segment revenue for the six months ended June 30, 2014 was $154.0 million, compared with $135.8 million last year, up 12% in local currency. Incentive fees for both the quarter and year-to-date in 2014 were well in excess of the comparable amounts in the prior period, and Equity earnings were $11.5 million and $20.3 million in the three- and six-month periods ended June 30, 2014, respectively. Across segment revenue categories, LaSalle’s results were reflective of investment performance on the part of the firm, positive market conditions for executing property dispositions at gains, and increases in asset values within funds accounted for under the fair value method.

Operating expenses were $59.2 million for the quarter, compared with $51.3 million last year, an increase of 13% in local currency from the second quarter of 2013, and $115.4 million for the six-month period, compared with $102.9 million last year, an increase of 11% in local currency from 2013. LaSalle's operating income was $22.3 million for the quarter, compared with $19.7 million in 2013, an increase of 11% in local currency, and $38.6 million for the six-month period, compared with $32.9 million in 2013, an increase of 15% in local currency. Operating income margins, calculated on total segment revenue, were 27.4% for the quarter compared with 27.8% in the prior year, and 25.1% for the six-month period, compared with 24.2% in 2013.

LaSalle's capital raising momentum continued with $1.4 billion of equity commitments raised during the second quarter of 2014. Assets under management were $50.0 billion as of June 30, 2014, compared with $48.0 billion at March 31, 2014 and $47.6 billion at December 31, 2013. The net increase in assets under management in the quarter resulted from $1.7 billion of acquisitions and takeovers, $1.1 billion of dispositions and withdrawals, $1.2 billion of net value increase and $0.2 billion of net increase due to foreign currency movements.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the six months ended June 30, 2014, we used $146.4 million of cash for operating activities, compared to $244.6 million in the first six months of 2013. The majority of annual incentive compensation accrued at year end is paid in the first quarter of the following year, and was the primary driver of the cash used for operating activities in both the six months ended June 30, 2014 and 2013. The year-over-year decrease in cash used for operating activities was primarily due to improved earnings and improved working capital management.

Cash Flows from Investing Activities
We used $83.9 million of cash for investing activities in the first six months of 2014, a $21.1 million year-over-year increase from the $62.8 million used for investing activities in the first six months of 2013. The majority of the increase was the result of an increase of $37.4 million in capital expenditures, primarily due to $23.7 million of properties acquired in 2014 by certain consolidated investments designated as variable interest entities (VIEs). The realization of $9.2 million of proceeds from the sale of assets held by a consolidated VIE in the first six months of 2013, activity which was not repeated in the first six months of 2014, also contributed to the year-over-year increase in cash used. The net assets and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. These increases in cash used for investing activities were partially offset by a $25.1 million year-over-year decrease in cash paid for business acquisitions. This year-over-year decrease was primarily due to the $36.9 million earn-out payment made in the second quarter of 2013 for the 2008 Staubach acquisition, and partially offset by the cash paid for acquisitions completed in 2014.

Cash Flows from Financing Activities
Financing activities provided $228.3 million of cash in the first six months of 2014, a $48.7 million year-over-year decrease from the $277.0 million provided by financing activities in the first six months of 2013. This decrease was primarily due to a year-over-year decrease in net borrowings under our credit facility of $76.4 million. Improved operating cash flows and working capital position have allowed us to borrow less under our credit facility to fund our operations in the first six months of 2014 compared to the first six months of 2013. During the six months ended June 30, 2014, financing activities also included net proceeds of $18.3 million resulting from the origination of real estate mortgage loans related to the acquisition of property by consolidated VIEs, compared to net repayments of mortgage loans of $5.1 million in the first six months of 2013.

Liquidity and Capital Resources
We finance our operations, co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $410.0 million and $155.0 million outstanding under the Facility at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, we had the capacity to borrow up to an additional $767.6 million under the Facility. The average outstanding borrowings under the

Facility were $491.8 million and $542.3 million during the three months ended June 30, 2014 and 2013, respectively, and $383.3 million and $423.6 million during the six months ended June 30, 2014 and 2013, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $51.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $24.7 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively, of which $18.4 million and $22.8 million at June 30, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

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

Co-Investment Activity
As of June 30, 2014, we had total investments in real estate ventures of $295.6 million in approximately 50 separate property or fund co-investments. Returns of capital exceeded fundings of co-investments by $3.9 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2014, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2013 or in the first six months of 2014 under this authorization. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

On June 13, 2014 we paid a semi-annual cash dividend of $0.23 per share of common stock to holders of record at the close of business on May 15, 2014. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2014 and 2013, were $67.6 million and $30.2 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for six months ended June 30, 2014 are $23.7 million of capital expenditures made by certain VIEs for which we have been determined to be the primary beneficiary and thus required to consolidate (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial statements for further information on our consolidated VIE investments). The net assets and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. There were no such capital expenditures made by this entity during the six months ended June 30, 2013.

Business Acquisitions
During the six months ended June 30, 2014, we paid (1) $20.2 million for business acquisitions that included three new acquisitions and the purchase of a portion of the minority ownership in our Indian operations, and (2) $36.4 million for deferred acquisition obligations and contingent earn-out consideration related to acquisitions completed in prior years.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $112.8 million on our Consolidated Balance Sheets at June 30, 2014. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2014, we had the potential to make earn-out payments for a maximum of $32.2 million on 14 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for a payment to be made for the repurchase of the remaining shares exchanged in the merger. This payment will be based on future performance of our combined Indian operations and accordingly is not quantifiable at this time. An estimate of these obligations based on the original value of shares exchanged is reflected on our balance sheet as of June 30, 2014 within the $10.7 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2014 and December 31, 2013, we had total cash and cash equivalents of $150.7 million and $152.7 million, respectively, of which approximately $129.1 million and $126.6 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries in the aggregate totaled approximately 5% of the firm's total net assets at both June 30, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $211.1 million as of June 30, 2014. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Accordingly, we caution our readers not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Except to the extent required by applicable securities law, JLL expressly disclaims any obligation or undertaking to publicly update or revise any forward-looking statements to reflect any changes in events or circumstances or in its expectations or results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:

●	Interest rates on our Facility; and
●	Foreign exchange risks.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our $1.2 billion revolving credit facility (the "Facility"), consisting of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the facility were $491.8 million and $383.3 million for the three and six months ended June 30, 2014, respectively, with an effective interest rate on our credit facility of 1.0% and 1.1% for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had $410.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2013 or the first six months of 2014, and we had no such agreements outstanding at June 30, 2014.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 59% and 55% of our total revenue for the six months ended June 30, 2014 and 2013, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (16% and 13% of revenue for the six months ended June 30, 2014 and 2013, respectively) and the euro (13% of revenue for both the six months ended June 30, 2014 and 2013).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Conditions and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended June 30, 2014, our total revenue increased 29% in U.S. dollars and 28% in local currency and our operating income increased 39% in U.S. dollars and 41% in local currency. On a year-over-year basis, for the six months ended June 30, 2014, our total revenue increased 25% in both U.S. dollars and local currency and our operating income decreased 11% in both U.S. dollars and local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Conditions and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2014, we had forward exchange contracts in effect with a gross notional value of $1.9 billion ($899.5 million on a net basis) and a net fair value gain of $3.5 million. This net carrying gain is offset by a carrying loss in associated intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2014, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

J. Corey Lewis
Director of Internal Audit

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Formal Use of JLL as Primary Market Name
In line with our announcement during the first quarter of 2014, JLL continues to be the primary market name for our business and is now a registered trademark of Jones Lang LaSalle Incorporated.  While JLL is our brand name, Jones Lang LaSalle remains our legal name.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2014.

JONES LANG LASALLE INCORPORATED

/s/ Christie B. Kelly

By: Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
3.1*	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014

10.1	Letter Agreement dated April 15, 2014 between JLL and Alastair Hughes (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (File 001-13145) dated April 15, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013 (2) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (3) Consolidated Statement of Changes in Equity for the six months ended June 30, 2014 (Unaudited), (4) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith