Form 10-Q
period 2014-09-30
JONES LANG LASALLE INC
filed 2014-11-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 3, 2014 was 44,821,909.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013
(in thousands, except share data)

	September 30,	December 31,
Assets	2014 (unaudited)	2013
Current assets:
Cash and cash equivalents	$162,568	152,726
Trade receivables, net of allowances of $24,431 and $18,783	1,216,322	1,237,514
Notes and other receivables	193,324	94,519
Warehouse receivables	185,797	—
Prepaid expenses	84,484	56,491
Deferred tax assets, net	122,353	130,822
Other	29,399	52,156
Total current assets	1,994,247	1,724,228
Property and equipment, net of accumulated depreciation of $416,810 and $374,030	344,765	295,547
Goodwill, with indefinite useful lives	1,910,990	1,900,080
Identified intangibles, net of accumulated amortization of $123,510 and $116,393	40,443	45,579
Investments in real estate ventures, including $101,018 and $78,941 at fair value	290,674	287,200
Long-term receivables	94,170	65,353
Deferred tax assets, net	64,832	104,654
Other	194,665	174,712
Total assets	$4,934,786	4,597,353
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$518,704	528,505
Accrued compensation	665,556	810,425
Short-term borrowings	43,292	24,522
Deferred tax liabilities, net	11,606	11,274
Deferred income	119,963	104,410
Deferred business acquisition obligations	46,462	36,040
Warehouse facility	185,797	—
Minority shareholder redemption liability	10,909	—
Other	157,987	143,248
Total current liabilities	1,760,276	1,658,424
Credit facility	250,000	155,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	18,029	18,029
Deferred compensation	114,576	103,199
Deferred business acquisition obligations	65,937	99,196
Minority shareholder redemption liability	—	20,667
Other	94,111	77,029
Total liabilities	2,577,929	2,406,544
Redeemable noncontrolling interest	13,638	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,817,758 and 44,447,958 shares issued and outstanding	448	444
Additional paid-in capital	957,374	945,512
Retained earnings	1,448,602	1,266,967
Shares held in trust	(6,407)	(8,052)
Accumulated other comprehensive loss	(76,839)	(25,202)
Total Company shareholders’ equity	2,323,178	2,179,669
Noncontrolling interest	20,041	11,140
Total equity	2,343,219	2,190,809
Total liabilities and equity	$4,934,786	4,597,353

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013
(in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$1,365,975	1,106,802	3,680,622	2,952,173

Operating expenses:
Compensation and benefits	828,241	699,031	2,226,804	1,897,351
Operating, administrative and other	388,290	296,012	1,141,376	808,118
Depreciation and amortization	22,023	19,742	67,214	58,996
Restructuring and acquisition charges	(37)	4,919	41,379	14,689
Total operating expenses	1,238,517	1,019,704	3,476,773	2,779,154

Operating income	127,458	87,098	203,849	173,019

Interest expense, net of interest income	(7,361)	(9,631)	(21,661)	(26,603)
Equity earnings from real estate ventures	19,552	6,574	40,945	21,132
Income before income taxes and noncontrolling interest	139,649	84,041	223,133	167,548
Provision for income taxes	34,912	20,925	29,889	41,719
Net income	104,737	63,116	193,244	125,829

Net income attributable to noncontrolling interest	453	259	1,116	3,286
Net income attributable to the Company	104,284	62,857	192,128	122,543
Dividends on unvested common stock, net of tax benefit	—	—	176	241
Net income attributable to common shareholders	$104,284	62,857	191,952	122,302

Basic earnings per common share	$2.33	1.42	4.30	2.77
Basic weighted average shares outstanding	44,809,133	44,407,468	44,637,429	44,197,610

Diluted earnings per common share	$2.30	1.39	4.24	2.71
Diluted weighted average shares outstanding	45,290,595	45,063,360	45,241,766	45,070,603

Other comprehensive income:
Net income attributable to the Company	$104,284	62,857	192,128	122,543
Foreign currency translation adjustments	(90,589)	42,396	(51,637)	(45,357)
Comprehensive income attributable to the Company	$13,695	105,253	140,491	77,186

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2014
(in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
Net income (1)	—	—	—	192,128	—	—	652	192,780
Shares issued under stock compensation programs	498,158	5	2,219	—	—	—	—	2,224
Shares repurchased for payment of taxes on stock awards	(128,358)	(1)	(15,638)	—	—	—	—	(15,639)
Tax adjustments due to vestings and exercises	—	—	9,361	—	—	—	—	9,361
Amortization of stock compensation	—	—	15,920	—	—	—	—	15,920
Dividends paid, $0.23 per share	—	—	—	(10,493)	—	—	—	(10,493)
Shares held in trust	—	—	—	—	1,645	—	—	1,645
Foreign currency translation adjustments	—	—	—	—	—	(51,637)	—	(51,637)
Increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	8,249	8,249
Balances at September 30, 2014	44,817,758	$448	957,374	1,448,602	(6,407)	(76,839)	20,041	$2,343,219

(1) Excludes net income attributable to redeemable noncontrolling interest of $464 for the nine months ended September 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(in thousands) (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows provided by (used in) operating activities:
Net income	$193,244	125,829
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	67,214	58,996
Equity earnings from real estate ventures	(40,945)	(21,132)
Gain on the sale of assets	(61)	(2,944)
Distributions of earnings from real estate ventures	15,783	10,765
Provision for loss on receivables and other assets	10,615	11,805
Amortization of deferred compensation	15,920	18,148
Accretion of interest on deferred business acquisition obligations	3,843	5,650
Amortization of debt issuance costs	2,720	3,530
Change in:
Receivables	(88,870)	(61,871)
Prepaid expenses and other assets	(62,400)	(49,340)
Deferred tax assets, net	48,623	24,496
Excess tax benefit from share-based payment arrangements	(9,361)	(3,421)
Accounts payable, accrued liabilities and accrued compensation	(117,749)	(220,384)
Net cash provided by (used in) operating activities	38,576	(99,873)

Cash flows used in investing activities:
Net capital additions – property and equipment	(103,690)	(55,195)
Proceeds from the sale of assets	1,340	11,241
Business acquisitions	(24,161)	(54,532)
Capital contributions to real estate ventures	(34,217)	(34,369)
Distributions of capital from real estate ventures	49,225	20,696
Net cash used in investing activities	(111,503)	(112,159)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,314,000	1,618,746
Repayments of borrowings under credit facility	(1,203,571)	(1,339,500)
Payments of deferred business acquisition obligations	(37,622)	(70,492)
Debt issuance costs	—	(495)
Shares repurchased for payment of employee taxes on stock awards	(15,639)	(14,080)
Excess tax adjustment from share-based payment arrangements	9,361	3,421
Common stock issued under option and stock purchase programs	2,224	1,062
Payment of dividends	(10,493)	(10,023)
Capital lease payments	(3,188)	—
Other loan proceeds (payments)	18,277	(5,060)
Noncontrolling interest contributions (distributions), net	9,420	(4,002)
Net cash provided by financing activities	82,769	179,577

Net increase (decrease) in cash and cash equivalents	9,842	(32,455)
Cash and cash equivalents, beginning of the period	152,726	152,159
Cash and cash equivalents, end of the period	$162,568	119,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,310	14,160
Income taxes, net of refunds	65,165	62,296
Non-cash investing activities:
Business acquisitions, contingent consideration	$4,121	6,066
Capital leases	19,748	—
Non-cash financing activities:
Deferred business acquisition obligations	$11,912	10,912
Redeemable noncontrolling interest	14,137	—
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "the firm," "we," "us" or "our") for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.

(1)	Interim Information
Our Consolidated Financial Statements as of September 30, 2014, and for the three months and nine months ended September 30, 2014 and 2013, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end, while we recognize certain expenses evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services ("RES") segments, revenue for capital markets activities relates to the size and timing of our clients' transactions and can fluctuate significantly from period to period.

A significant portion of our compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This process can result in significant fluctuations in quarterly compensation and benefits expense from period to period. Non-variable operating expenses, which we recognize when incurred during the year, are relatively constant on a quarterly basis.

We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country, expected enacted tax rates and the impact of tax planning activities. Significant changes in the geographic mix of income can greatly impact our estimated effective tax rate.

As a result of the items mentioned above, the results for the three and nine-month periods ended September 30, 2014 and 2013 are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of such unrecognized tax benefits. ASU 2013-11 became effective for us on January 1, 2014, and resulted in the reclassification of $11.1 million of unrecognized tax benefits to reduce our deferred tax assets. These unrecognized tax benefits were previously classified as current taxes payable within Accounts payable and accrued liabilities and are now classified within Deferred tax assets, net as a reduction to net operating loss carryforwards.

On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(3)	Revenue Recognition
We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related services unless future contingencies exist. Advisory and management fees related to property and facility management services, valuation services, corporate property services, consulting services and investment management are recognized in the period in which we perform the related services. We recognize incentive fees in the period earned, based on the performance of funds' investments, contractual benchmarks and other contractual formulas. If future contingencies exist, we defer recognition of the related revenue until the respective contingencies have been satisfied.

We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. The efforts expended method is used to determine the extent of progress towards completion for project and development management fees, and the costs incurred to total estimated costs method is used for construction management fees.

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $1.7 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $4.1 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively. Gross construction services revenue totaled $29.1 million and $32.6 million for the three months ended September 30, 2014 and 2013, respectively, and $80.2 million and $110.5 million for the nine months ended September 30, 2014 and 2013, respectively. Subcontract costs totaled $27.4 million and $30.7 million for the three months ended September 30, 2014 and 2013, respectively, and $76.1 million and $105.6 million for the nine months ended September 30, 2014 and 2013, respectively.

We include costs in excess of billings on uncompleted construction contracts of $8.3 million and $4.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $2.6 million and $7.4 million, in Deferred income, as of September 30, 2014 and December 31, 2013, respectively.

Gross and Net Accounting: We follow the guidance of FASB Accounting Standards Codification ("ASC") 605-45, "Principal and Agent Considerations," when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, for client assignments in property and facility management and in project and development services that are accounted for on a gross basis, we identify the gross contract costs, including vendor and subcontract costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.

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

•
The property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account and JLL bears little or no credit risk; and

•	JLL generally earns no margin on the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

We account for the majority of our service contracts on a net basis. These net costs aggregated approximately $465.4 million and $410.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.4 billion and $1.2 billion for the nine months ended September 30, 2014 and 2013, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $185.4 million and $118.3 million for the three months ended September 30, 2014, and 2013, respectively, and $536.3 million and $274.9 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Business Segments
We manage and report our operations as four business segments:

The three geographic regions of RES including:
(1) Americas,
(2) Europe, Middle East and Africa ("EMEA"), and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.

Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. We consider "property management" to represent services provided to non-occupying property investors and "facilities management" to represent services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

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

For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expense" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, for additional information regarding our gross and net accounting policies. For segment reporting, we present Equity earnings from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle. Finally, our measure of segment results excludes Restructuring and acquisition charges.

The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs, inclusive of Equity earnings from real estate ventures, and excluding Restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our reporting segments.

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Americas - Real Estate Services
Revenue	$582,387	484,054	1,573,552	1,277,014
Equity (losses) earnings	(756)	(17)	446	274
Total segment revenue	581,631	484,037	1,573,998	1,277,288
Gross contract costs	(60,601)	(31,957)	(152,863)	(75,425)
Total segment fee revenue	521,030	452,080	1,421,135	1,201,863
Operating expenses:
Compensation, operating and administrative expenses	521,987	427,817	1,423,746	1,149,036
Depreciation and amortization	11,658	11,279	38,500	33,279
Total segment operating expenses	533,645	439,096	1,462,246	1,182,315
Gross contract costs	(60,601)	(31,957)	(152,863)	(75,425)
Total fee-based segment operating expenses	473,044	407,139	1,309,383	1,106,890
Operating income	$47,986	44,941	111,752	94,973

EMEA - Real Estate Services
Revenue	$368,564	318,372	1,076,088	831,422
Equity earnings (losses)	13	—	14	(536)
Total segment revenue	368,577	318,372	1,076,102	830,886
Gross contract costs	(70,403)	(52,659)	(234,929)	(120,385)
Total segment fee revenue	298,174	265,713	841,173	710,501
Operating expenses:
Compensation, operating and administrative expenses	345,893	295,350	1,022,599	786,372
Depreciation and amortization	6,355	5,101	17,303	15,111
Total segment operating expenses	352,248	300,451	1,039,902	801,483
Gross contract costs	(70,403)	(52,659)	(234,929)	(120,385)
Total fee-based segment operating expenses	281,845	247,792	804,973	681,098
Operating income	$16,329	17,921	36,200	29,403

Continued: Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2014 and 2013 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia Pacific - Real Estate Services
Revenue	$272,708	237,027	754,890	655,370
Equity earnings	198	11	119	2
Total segment revenue	272,906	237,038	755,009	655,372
Gross contract costs	(54,419)	(33,663)	(148,483)	(79,039)
Total segment fee revenue	218,487	203,375	606,526	576,333
Operating expenses:
Compensation, operating and administrative expenses	254,352	215,138	713,111	611,435
Depreciation and amortization	3,444	2,968	9,869	9,220
Total segment operating expenses	257,796	218,106	722,980	620,655
Gross contract costs	(54,419)	(33,663)	(148,483)	(79,039)
Total fee-based segment operating expenses	203,377	184,443	574,497	541,616
Operating income	$15,110	18,932	32,029	34,717

LaSalle
Revenue	$142,316	67,349	276,092	188,367
Equity earnings	20,097	6,580	40,366	21,392
Total segment revenue	162,413	73,929	316,458	209,759
Operating expenses:
Compensation, operating and administrative expenses	94,299	56,738	208,724	158,626
Depreciation and amortization	566	394	1,542	1,386
Total segment operating expenses	94,865	57,132	210,266	160,012
Operating income	$67,548	16,797	106,192	49,747

Segment Reconciling Items:
Total segment revenue	$1,385,527	1,113,376	3,721,567	2,973,305
Reclassification of equity earnings	19,552	6,574	40,945	21,132
Total revenue	1,365,975	1,106,802	3,680,622	2,952,173
Total segment operating expenses before restructuring and acquisition charges	1,238,554	1,014,785	3,435,394	2,764,465
Operating income before restructuring and acquisition charges	127,421	92,017	245,228	187,708

Restructuring and acquisition charges	(37)	4,919	41,379	14,689
Operating income	$127,458	87,098	203,849	173,019

(5) Business Combinations, Goodwill and Other Intangible Assets

2014 Business Combinations Activity
During the nine months ended September 30, 2014, we completed five new acquisitions located in the United States, Spain, France, Sweden and Malaysia; we also purchased a portion of the minority ownership in our Indian operations, for which we had previously recorded a minority shareholder redemption liability on the balance sheet, increasing our ownership from 90% to 95%. Aggregate terms of these acquisitions included: (1) cash paid at closing of $24.2 million, (2) consideration subject only to the passage of time of $11.9 million, (3) consideration subject to provisions that will be paid upon certain conditions being met, which is recorded at the acquisition date fair value of $4.1 million and (4) a redeemable noncontrolling interest of $14.1 million. The acquisition we completed in Sweden includes a redeemable noncontrolling interest in the form of an option agreement that allows the Company to purchase, and the noncontrolling shareholder to put to the Company, this noncontrolling interest in the acquired company in annual increments over the next four years at a price determined by the profit generated by the acquiree. The redeemable noncontrolling interest is recorded on our Consolidated Balance Sheets based on the estimated redemption price, increased for post-acquisition earnings attributable to the noncontrolling interest holder and adjusted for foreign currency translation rates.

During the nine months ended September 30, 2014, we also paid $37.6 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.

Earn-Out Payments
At September 30, 2014, we had the potential to make earn-out payments on 15 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $38.1 million at September 30, 2014, for which we have accrued $22.0 million on our Consolidated Balance Sheet within Other current and long-term liabilities. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We had $2.0 billion of goodwill and unamortized intangibles at September 30, 2014. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. The $2.0 billion of goodwill and unamortized intangibles consists of: (1) goodwill of $1.9 billion with indefinite useful lives that is not amortized, (2) identifiable intangibles of $32.9 million that will be amortized over their remaining finite useful lives, and (3) $7.5 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2014	$995.2	647.6	237.9	19.4	1,900.1
Additions, net of adjustments	8.4	33.2	(1.4)	—	40.2
Impact of exchange rate movements	(0.2)	(27.0)	(1.8)	(0.3)	(29.3)
Balance as of September 30, 2014	$1,003.4	653.8	234.7	19.1	1,911.0

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of January 1, 2014	$101.4	43.1	9.8	7.8	$162.0
Additions	1.0	2.4	—	—	3.4
Impact of exchange rate movements	—	(1.2)	(0.1)	(0.2)	(1.5)
Balance as of September 30, 2014	$102.3	44.3	9.7	7.6	163.9

Accumulated Amortization
Balance as of January 1, 2014	$(78.2)	(29.4)	(8.7)	(0.1)	(116.4)
Amortization expense	(5.0)	(2.7)	(0.4)	—	(8.1)
Impact of exchange rate movements	—	0.9	0.1	—	1.0
Balance as of September 30, 2014	$(83.2)	(31.2)	(9.0)	(0.1)	(123.5)

Net book value as of September 30, 2014	$19.1	13.1	0.7	7.5	$40.4

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangible assets with finite useful lives at September 30, 2014, is as follows ($ in millions):

2014 (3 months)	$2.7
2015	9.2
2016	5.3
2017	4.8
2018	3.9
2019	3.2
Thereafter	3.8
Total	$32.9

(6)	Investments in Real Estate Ventures
As of September 30, 2014 and December 31, 2013, we had Investments in real estate ventures of $290.7 million and $287.2 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting. We have elected the fair value option for certain of our investments. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

We utilize two unconsolidated investment vehicles, LaSalle Investment Company I ("LIC I") and LaSalle Investment Company II ("LIC II"), to facilitate the majority of our co-investment activity when we do not invest directly into a real estate venture. LIC I and LIC II invest in certain real estate ventures that own and operate commercial real estate. We have an effective 47.85% ownership interest in LIC I, and an effective 48.78% ownership interest in LIC II; the remaining 52.15% and 51.22% ownership interests in LIC I and LIC II, respectively, are held primarily by institutional investors.

At September 30, 2014, LIC II had unfunded capital commitments to the underlying funds of $180.3 million and a $30.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. At September 30, 2014, our maximum potential unfunded commitments to LIC I and LIC II combined were $116.0 million, which include our share of commitments to underlying funds and our exposure to funding our proportionate share of the then outstanding balance on the LIC II Facility. LIC I's and LIC II's exposures to liabilities and losses of the ventures are limited to their existing capital contributions and remaining capital commitments. Our unfunded commitment to LIC I will remain in effect until December 31, 2014. We expect that LIC II will draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying funds.

The following table summarizes the discussion above relative to LIC I and LIC II at September 30, 2014 ($ in millions):

	LIC I	LIC II
Our effective ownership interest in co-investment vehicle	47.85%	48.78%
Our maximum potential unfunded commitments	$4.8	$111.2
Our share of unfunded capital commitments to underlying funds	0.4	88.0
Our maximum exposure, assuming facility is fully drawn	N/A	14.6
Our share of exposure on outstanding borrowings	N/A	1.9

Exclusive of our LIC I and LIC II commitment structures, we have other potential unfunded commitment obligations, the aggregate maximum of which is $87.6 million as of September 30, 2014.

Our investments in real estate ventures include investments in entities classified as variable interest entities ("VIEs") that we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $4.4 million and $2.6 million at September 30, 2014 and December 31, 2013, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of September 30, 2014 and December 31, 2013 are as follows ($ in millions):

	September 30, 2014	December 31, 2013
Property and equipment, net	$37.5	14.4
Investment in real estate venture	2.1	—
Other assets	3.4	1.6
Total assets	$43.0	16.0

Mortgage loans payable, included in other long-term liabilities	$28.9	10.7
Total liabilities	28.9	10.7
Members' equity	14.1	5.3
Total liabilities and members' equity	$43.0	16.0

Summarized statements of operations for our consolidated VIEs for the three months and nine months ended September 30, 2014 and 2013 are as follows ($ in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$1.3	0.3	2.9	0.8
Gain on Sale of Investment	—	—	—	2.9
Operating and other expenses	(1.3)	(0.4)	(2.7)	(0.5)
Net income	$—	(0.1)	0.2	3.2

The members' equity and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income, respectively.

Impairment
We review our investments in real estate ventures on a quarterly basis, or as otherwise deemed necessary, for indications that we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $1.1 million and $0.8 million, for the three months ended September 30, 2014 and 2013, respectively, and $2.0 million and $3.0 million for the nine months ended September 30, 2014 and 2013.

Fair Value
We elected the fair value option for certain investments in real estate ventures, in the ordinary course of business at the time of the initial direct investment, because we believe the fair value accounting method more accurately represents the value and performance of these investments. At September 30, 2014 and December 31, 2013, we had $101.0 million and $78.9 million, respectively, of investments that were accounted for under the fair value method. For investments in real estate ventures for which the fair value option has been elected, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments is based on discounted cash flow models and other assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets and is primarily based on inputs that are Level 3 inputs in the fair value hierarchy.

The following table shows the movement in our investments in real estate ventures that are accounted for under the fair value accounting method ($ in millions):

	2014	2013
Balances as of January 1,	$78.9	63.6
Investments	18.2	13.4
Distributions	(2.2)	(2.7)
Net fair value gain	8.3	3.3
Foreign currency translation adjustments, net	(2.2)	(2.5)
Balances as of September 30,	$101.0	75.1

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a crucial element of our compensation program.

Restricted stock unit activity for the three months ended September 30, 2014 and 2013, is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at July 1, 2014	1,025.5	$81.96
Granted	6.9	130.46
Vested	(276.2)	61.52
Forfeited	(2.8)	84.93
Unvested at September 30, 2014	753.4	$89.88	2.61
Unvested shares expected to vest	730.3	$90.00	2.61

Unvested at July 1, 2013	1,442.2	$71.27
Granted	58.7	91.85
Vested	(453.5)	71.10
Forfeited	(22.0)	57.56
Unvested at September 30, 2013	1,025.4	$72.82	2.24
Unvested shares expected to vest	991.1	$72.94	2.25

Restricted stock unit activity for the nine months ended September 30, 2014 and 2013, is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2014	1,025.0	$73.10
Granted	155.8	119.19
Vested	(416.4)	59.78
Forfeited	(11.0)	80.21
Unvested at September 30, 2014	753.4	$89.88	2.61
Unvested shares expected to vest	730.3	$90.00	2.61

Unvested at January 1, 2013	1,345.9	$68.50
Granted	233.9	91.33
Vested	(513.2)	70.82
Forfeited	(41.2)	61.70
Unvested at September 30, 2013	1,025.4	$72.82	2.24
Unvested shares expected to vest	991.1	$72.94	2.25

We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of September 30, 2014, we had $30.6 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at September 30, 2014 over varying periods into 2019.

Shares vested during the three months ended September 30, 2014 and 2013, had grant date fair values of $17.0 million and $32.2 million, respectively, and $24.9 million and $36.3 million, for the nine months ended September 30, 2014 and 2013, respectively. Shares granted during the three months ended September 30, 2014 and 2013, had grant date fair values of $0.9 million and $5.4 million, respectively, and $18.6 million and $21.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland-based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. In July 2014, we issued approximately 47,600 options under the SAYE plan at an exercise price of $105.54. In July 2013, we issued approximately 25,400 options under the SAYE plan at an exercise price of $77.65. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 182,100 and 227,800 options outstanding under the SAYE plan at September 30, 2014 and December 31, 2013, respectively.

(8)	Retirement Plans
We maintain five contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension (income) cost consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Employer service cost - benefits earned during the period	$1.0	1.0	2.9	2.8
Interest cost on projected benefit obligation	4.1	3.5	12.3	10.6
Expected return on plan assets	(6.2)	(4.9)	(18.6)	(14.7)
Net amortization of deferrals	0.3	0.5	0.8	1.6
Recognized actuarial loss	—	—	0.1	0.1
Net periodic pension (income) cost	$(0.8)	0.1	(2.5)	0.4

The expected return on plan assets, included in net periodic pension (income) cost, is based on forecasted long-term rates of return on the plan assets of each individual plan; expected returns range from 4.1% to 7.0%.

For the three months ended September 30, 2014 and 2013, we made payments of $5.4 million and $4.2 million, respectively, to these plans. For the nine months ended September 30, 2014 and 2013, we made payments of $12.0 million and $10.3 million, respectively, to these plans. We expect to contribute an additional $1.9 million to these plans during the last three months of 2014, for a total of $13.9 million in 2014. We made $13.2 million of contributions to these plans during the year ended December 31, 2013.

(9)	Fair Value Measurements
ASC 820, "Fair Value Measurements and Disclosures," establishes a framework for measuring fair value highlighted by the following three-tier fair value hierarchy:

•	Level 1. Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers among levels of valuations during either the three or nine months ended September 30, 2014 or 2013.

Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The estimated fair value of Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, Accounts payable, and the Warehouse facility approximates their carrying amounts due to the short maturity of these instruments. The estimated fair value of our Credit facility and Short-term borrowings approximates their carrying value given the variable interest rate terms and market spreads.

We estimate that the fair value of our Long-term senior notes was $281.6 million and $262.6 million at September 30, 2014 and December 31, 2013, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million at September 30, 2014 and December 31, 2013.

We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 ($ in millions):

	September 30, 2014		December 31, 2013
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$12.7	—	$13.0	—
Deferred compensation plan assets	108.5	—	85.1	—
Investments in real estate ventures - fair value	—	101.0	—	78.9
Total assets at fair value	$121.2	101.0	$98.1	78.9

Liabilities
Foreign currency forward contracts payable	$29.9	—	$13.1	—
Deferred compensation plan liabilities	104.4	—	85.9	—
Total liabilities at fair value	$134.3	—	$99.0	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determined the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At September 30, 2014, these forward exchange contracts had a gross notional value of $1.9 billion ($935.6 million on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $12.7 million and a current liability of $29.9 million. At December 31, 2013, these forward exchange contracts had a gross notional value of $2.0 billion ($1.0 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $13.0 million and a current liability of $13.1 million.

The revaluations of our foreign currency forward contracts resulted in a net loss of $17.2 million and net gain of $7.2 million for the three months ended September 30, 2014 and 2013, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three or nine months ended September 30, 2014 or 2013.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $12.7 million asset at September 30, 2014 was comprised of gross contracts with receivable positions of $15.5 million and payable positions of $2.8 million. The $29.9 million liability position at September 30, 2014 was comprised of gross contracts with receivable positions of $1.4 million and payable positions of $31.3 million. At December 31, 2013, the $13.0 million asset was comprised of gross contracts with receivable positions of $13.8 million and payable positions of $0.8 million. The $13.1 million liability position at

December 31, 2013, was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $14.4 million.

We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet at September 30, 2014, as Other long-term assets of $108.5 million, long-term Deferred compensation liabilities of $104.4 million, and as a reduction of equity, Shares held in trust, of $6.4 million. This plan was recorded on our Consolidated Balance Sheet at December 31, 2013 as Other long-term assets of $85.1 million, long-term Deferred compensation liabilities of $85.9 million, and as a reduction of equity, Shares held in trust, of $8.1 million.

We have elected the fair value option for certain investments in real estate ventures. We had $101.0 million and $78.9 million at September 30, 2014 and December 31, 2013, respectively, of direct investments in real estate ventures that were accounted for under the fair value method. For these fair value investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. We determine the fair value of these investments based on discounted cash flow models that use Level 3 assumptions that reflect our outlook for the commercial real estate market relative to these real estate assets. See Note 6, Investments in Real Estate Ventures, for additional information regarding our investments accounted for under the fair value method.

Non-Recurring Fair Value Measurements
We review our Investments in real estate ventures, except those investments otherwise accounted for under the fair value method, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is not considered recoverable and the impairment is considered other than temporary, we use a discounted cash flow approach, or other acceptable method, to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies upon Level 3 inputs. See Note 6, Investments in Real Estate Ventures, for additional information.

(10)	Debt

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $250.0 million and $155.0 million of outstanding borrowings under the Facility at September 30, 2014 and December 31, 2013, respectively. We also had outstanding letters of credit under the Facility of $22.4 million and $19.8 million at September 30, 2014 and December 31, 2013, respectively. Under our Facility, at September 30, 2014, we had the capacity to borrow up to an additional $927.6 million. The average outstanding borrowings under the Facility were $412.0 million and $560.8 million during the three months ended September 30, 2014 and 2013, respectively, and $392.9 million and $469.3 million during the nine months ended September 30, 2014 and 2013, respectively.

The pricing on the Facility ranges from LIBOR plus 1.00% to 1.75%. As of September 30, 2014, pricing on the Facility was LIBOR plus 1.13%. The effective interest rate on our credit facility was 1.4% and 1.6% for the three months ended September 30, 2014 and 2013, respectively, and 1.2% and 1.5% during the nine months ended September 30, 2014 and 2013, respectively.

We remain in compliance with all covenants under our Facility as of September 30, 2014. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in Adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock-based compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition, and (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $49.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $43.3 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively, of which $26.3 million and $22.8 million at September 30, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

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
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a consolidated captive insurance company), but they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. The following table shows the professional indemnity reserve activity and the related payments made during the nine months ended September 30, 2014 and 2013 ($ in millions):

Reserve Activity
January 1, 2014	$6.2
New claims	6.8
Prior year claims adjustments	(0.5)
Claims paid	(2.0)
September 30, 2014	$10.5

January 1, 2013	$1.6
New claims	2.3
Prior year claims adjustments	0.1
Claims paid	(0.5)
September 30, 2013	$3.5

(12)	Restructuring and Acquisition Charges
There were no Restructuring and acquisition charges included in Net income during the three months ended September 30, 2014. For the nine months ended September 30, 2014, we recognized $41.4 million of Restructuring and acquisition charges, of which $34.5 million was related to the write-off of an indemnification asset that arose from prior period acquisition activity. This write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $6.9 million of expense consisted of (1) severance, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and information technology integration costs. For the three and nine months ended September 30, 2013, we recognized $4.9 million and $14.7 million, respectively, of expense consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and fair value changes, and (4) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off, and the related payments made during the nine months ended September 30, 2014 and 2013 ($ in millions):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3.8	0.4	5.9	0.4	$10.5
Accruals	2.3	—	3.2	1.4	6.9
Payments made	(5.2)	—	(3.7)	(1.6)	(10.5)
September 30, 2014	$0.9	0.4	5.4	0.2	$6.9

January 1, 2013	$10.0	5.2	12.0	4.2	$31.4
Accruals	9.2	0.8	(1.4)	6.1	14.7
Payments made	(11.0)	(5.5)	(3.6)	(6.9)	(27.0)
September 30, 2013	$8.2	0.5	7.0	3.4	$19.1

We expect that the majority of accrued severance, accrued retention bonuses, and other accrued acquisition costs will be paid by the end of 2014. Lease exit payments are dependent on the terms of various leases, which extend into 2017.

(13) Subsequent Events
On October 1, 2014, JLL acquired WA Ellis, an established leader in the London residential brokerage market, operating since 1868. The transaction will strengthen JLL's residential capability in the central London market.
The Company announced on October 29, 2014, that its Board of Directors declared a semi-annual cash dividend of $0.25 per share of its common stock. The dividend payment will be made on December 15, 2014, to holders of record at the close of business on November 14, 2014. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2014, and Jones Lang LaSalle's ("JLL") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report on Form 10-K.

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

We present our quarterly Management's Discussion and Analysis in five sections, as follows:

(1)	A summary of our critical accounting policies and estimates;

(2)	Certain items affecting the comparability of results and certain market and other risks that we face;

(3)	The results of our operations, first on a consolidated basis and then for each of our business segments;

(4)	Consolidated cash flows; and

(5)	Liquidity and capital resources.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2014.

The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Asset Impairments;

•	Income Taxes; and

•	Self-Insurance Programs.

In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Consolidated Financial Statements in Item 1.

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. For the nine months ended September 30, 2014, our pre-tax income included restructuring and acquisition charges of $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity. The effect of this on net income was offset by the recognition of a related previously unrecognized tax benefit of an equal amount as previously disclosed in our 2013 Annual Report on Form 10-K. Excluding the offset of this write-off from our provision for income taxes, our effective tax rate for the three and nine months ended September 30, 2014, and our forecasted tax rate for 2014, is approximately 25.0%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country, expected enacted tax rates and the impact of tax planning activities. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in (1) our geographic mix of income, (2) legislative actions on statutory tax rates effective in the quarter in which the legislation is enacted, and (3) the impact of tax planning.

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

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is the result of a general focus in the real estate industry on completing or documenting transactions by fiscal year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains and losses (each of which can be unpredictable). Such performance fees and co-investment equity gains or losses are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are recognized when incurred during the year, are relatively constant on a quarterly basis.

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Consequently, the results for the periods ended September 30, 2014 and 2013 are not indicative of the results to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$366.9	331.9	35.0	11%	10%
Capital Markets & Hotels	193.0	164.8	28.2	17%	15%
Property & Facility Management (1)	260.6	233.7	26.9	12%	11%
Project & Development Services (1)	112.6	95.1	17.5	18%	18%
Advisory, Consulting and Other	105.2	95.7	9.5	10%	8%
LaSalle	142.3	67.3	75.0	111%	113%
Fee revenue	$1,180.6	988.5	192.1	19%	19%
Gross contract costs	185.4	118.3	67.1	57%	56%
Total revenue	$1,366.0	1,106.8	259.2	23%	23%
Operating expenses, excluding gross contract costs	1,053.1	896.5	156.6	17%	16%
Gross contract costs	185.4	118.3	67.1	57%	56%
Restructuring and acquisition charges	—	4.9	(4.9)	n.m.	n.m.
Total operating expenses	$1,238.5	1,019.7	218.8	21%	21%
Operating income	$127.5	87.1	40.4	46%	48%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,001.9	856.5	145.4	17%	17%
Capital Markets & Hotels	492.3	445.9	46.4	10%	8%
Property & Facility Management (1)	765.0	656.8	108.2	16%	17%
Project & Development Services (1)	302.9	258.2	44.7	17%	17%
Advisory, Consulting and Other	306.1	271.5	34.6	13%	11%
LaSalle	276.1	188.4	87.7	47%	46%
Fee revenue	$3,144.3	2,677.3	467.0	17%	17%
Gross contract costs	536.3	274.9	261.4	95%	97%
Total revenue	$3,680.6	2,952.2	728.4	25%	24%
Operating expenses, excluding gross contract costs	2,899.1	2,489.6	409.5	16%	16%
Gross contract costs	536.3	274.9	261.4	95%	97%
Restructuring and acquisition charges	41.4	14.7	26.7	n.m.	n.m.
Total operating expenses	$3,476.8	2,779.2	697.6	25%	25%
Operating income	$203.8	173.0	30.8	18%	19%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

In the third quarter of 2014, fee revenue was $1.2 billion, a 19% increase in local currency from 2013, with contributions from growth in both our transaction and annuity-like businesses. In transactions, Leasing increased 10% in local currency to $366.9 million, Capital Markets & Hotels increased 15% in local currency to $193.0 million, and LaSalle Investment Management ("LaSalle") incentive fees increased to $70.6 million from $9.3 million a year ago. In annuity-like businesses, Property & Facility Management fee revenue increased 11% in local currency to $260.6 million, and Project & Development Services fee revenue increased 18% in local currency to $112.6 million. Operating expenses, excluding gross contract costs ("fee-based operating expenses") and restructuring and acquisition charges, were $1.1 billion in the third quarter of 2014, a year-over-year increase of 16% in local currency. Operating income margin, calculated on fee revenue and fee-based operating expenses, was 10.8% for the third quarter compared with 9.4% a year ago.

For the nine months ended September 30, 2014, fee revenue was $3.1 billion, a 17% increase in local currency from 2013, driven by a 17% increase in local currency in Leasing to $1.0 billion, a 17% increase in local currency in Property & Facility Management to $765.0 million, a 17% increase in local currency in Project & Development Services to $302.9 million, and an increase in LaSalle incentive fees to $79.5 million from $10.5 million a year ago. Fee-based operating expenses were $2.9 billion for the nine-month period of 2014, a year-over-year increase of 16% in local currency. Operating income margin, calculated on fee revenue and fee-based operating expenses, was 7.8% for the nine months ended September 30, 2014 compared with 7.0% in the prior year.

Total operating expenses included $41.4 million of restructuring and acquisition charges for the nine months ended September 30, 2014. The year-to-date period included $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining restructuring and acquisition charges included severance-related expenses for position eliminations, lease exit charges and fair value reserve adjustments, and other acquisition integration costs. There were no restructuring and acquisition charges during the three months ended September 30, 2014.

Net interest expense for the three months ended September 30, 2014 was $7.4 million, compared with $9.6 million for the third quarter of 2013. Net interest expense for the nine months ended September 30, 2014 was $21.7 million, compared with $26.6 million for the prior period. The decrease in interest expense was due to a reduction in interest accretion on lower deferred business acquisition obligations balances and lower pricing and average borrowings under our credit facility.

In the third quarter of 2014, we recognized equity earnings of $19.6 million from our investments in real estate ventures, compared with $6.6 million in 2013. Equity earnings for the nine months ended September 30, 2014 was $40.9 million, compared with $21.1 million in 2013. These noted increases in equity earnings were due primarily to gains generated from asset sales and fair value increases.

The effective tax rate for the three and nine months ended September 30, 2014, excluding the impact of the tax benefit related to the indemnification asset write-off during the first quarter of 2014, was 25.0%, which represents our estimated effective tax rate for full-year 2014 and is generally consistent with our effective tax rate for the year ended December 31, 2013.

Segment Operating Results
We manage and report our operations as four business segments:

The three geographic regions of RES including:

(i)	Americas,

(ii)	Europe, Middle East and Africa ("EMEA"), and

(iii)	Asia Pacific;
and

(iv)	LaSalle, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services including tenant representation and agency leasing, capital markets and hotels, property management, facilities management, project and development services, and advisory, consulting and valuation services. We consider "property management" to represent services provided to non-occupying property investors and "facilities management" to represent services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expense" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements for additional information regarding our gross and net accounting. For segment reporting, we present Equity earnings from real estate ventures within our revenue line, since the related activity is an integral part of LaSalle. Finally, our measure of segment results excludes Restructuring and acquisition charges.

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$255.9	232.6	23.3	10%	10%
Capital Markets & Hotels	72.3	46.7	25.6	55%	55%
Property & Facility Management (1)	106.2	98.0	8.2	8%	9%
Project & Development Services (1)	57.2	48.4	8.8	18%	19%
Advisory, Consulting and Other	30.2	26.4	3.8	14%	14%
Equity losses	(0.8)	—	(0.8)	n.m.	n.m.
Fee revenue	$521.0	452.1	68.9	15%	16%
Gross contract costs	60.6	32.0	28.6	89%	94%
Total revenue	$581.6	484.1	97.5	20%	21%
Operating expenses, excluding gross contract costs	$473.0	407.2	65.8	16%	17%
Gross contract costs	60.6	32.0	28.6	89%	94%
Operating income	$48.0	44.9	3.1	7%	7%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$694.1	582.6	111.5	19%	19%
Capital Markets & Hotels	172.5	138.7	33.8	24%	25%
Property & Facility Management (1)	315.7	274.0	41.7	15%	17%
Project & Development Services (1)	153.2	128.4	24.8	19%	20%
Advisory, Consulting and Other	85.1	77.9	7.2	9%	10%
Equity earnings	0.4	0.3	0.1	33%	63%
Fee revenue	$1,421.0	1,201.9	219.1	18%	19%
Gross contract costs	152.9	75.4	77.5	n.m.	n.m.
Total revenue	$1,573.9	1,277.3	296.6	23%	24%
Operating expenses, excluding gross contract costs	$1,309.3	1,106.9	202.4	18%	19%
Gross contract costs	152.9	75.4	77.5	n.m.	n.m.
Operating income	$111.7	95.0	16.7	18%	17%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

Fee revenue for the Americas for the three months ended September 30, 2014 was $521.0 million, an increase of 16% in local currency compared with the third quarter of 2013. Leading the growth were Capital Markets & Hotels, up $25.6 million or 55% in local currency, and Leasing, up $23.3 million or 10% in local currency, both of which outpaced changes to overall market volumes, as well as Project & Development Services, up $8.8 million or 19% in local currency, and Property & Facility Management, up $8.2 million or 9% in local currency. Revenue increases in Project & Development Services and Property & Facility Management were driven by new client wins as well as expansions of relationships with long-standing clients during the 12 months since the comparable prior period results. The leveraging of our platform of services across the geographic region, which provides opportunities to perform more services for clients as well as cross-selling opportunities, contributed to the revenue growth in each business line.

Fee-based operating expenses were $473.0 million for the quarter, an increase of 17% in local currency compared with the third quarter of 2013, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams, and ongoing platform investments. Operating income was $48.0 million in the quarter, an increase of 7% in local currency compared with $44.9 million of operating income in the third quarter of 2013. Operating income margin calculated on a fee revenue basis was 9.2% in the third quarter, compared with 9.9% a year ago.

Fee revenue for the Americas for the nine months ended September 30, 2014 was $1.4 billion, an increase of 19% in local currency compared with 2013. Double-digit growth was achieved in transaction-related businesses, including Leasing, up $111.5 million or 19% in local currency, and Capital Markets, up $33.8 million or 25% in local currency, as well as in the annuity-like revenue streams of Property & Facility Management, up $41.7 million or 17% in local currency, and in Project & Development Services, up $24.8 million or 20% in local currency. Fee revenue growth for the nine-month period was largely due to the same factors as the three-month period as we continued to build on the results of the first half of the year.

Fee-based operating expenses were $1.3 billion for the nine-month period, an increase of 19% in local currency. Operating income was $111.7 million for the first nine months of 2014, and increase of 17% in local currency compared with $95.0 million of operating income during the nine months ended September 30, 2013. Operating income margin calculated on a fee revenue basis was 7.9% for both the nine months ended September 30, 2014 and 2013.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$66.6	58.8	7.8	13%	11%
Capital Markets & Hotels	90.8	82.8	8.0	10%	5%
Property & Facility Management (1)	58.8	48.9	9.9	20%	16%
Project & Development Services (1)	35.8	29.6	6.2	21%	18%
Advisory, Consulting and Other	46.2	45.6	0.6	1%	(2%)
Equity earnings	—	—	—	n.m.	n.m.
Fee revenue	$298.2	265.7	32.5	12%	9%
Gross contract costs	70.4	52.7	17.7	34%	29%
Total revenue	$368.6	318.4	50.2	16%	12%
Operating expenses, excluding gross contract costs	$281.9	247.8	34.1	14%	10%
Gross contract costs	70.4	52.7	17.7	34%	29%
Operating income	$16.3	17.9	(1.6)	(9%)	(7%)
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$188.3	167.9	20.4	12%	8%
Capital Markets & Hotels	238.6	204.2	34.4	17%	11%
Property & Facility Management (1)	171.2	131.4	39.8	30%	24%
Project & Development Services (1)	98.5	81.1	17.4	21%	16%
Advisory, Consulting and Other	144.6	126.4	18.2	14%	9%
Equity losses	—	(0.5)	0.5	n.m.	n.m.
Fee revenue	$841.2	710.5	130.7	18%	13%
Gross contract costs	234.9	120.4	114.5	95%	90%
Total revenue	$1,076.1	830.9	245.2	30%	24%
Operating expenses, excluding gross contract costs	$805.0	681.1	123.9	18%	12%
Gross contract costs	234.9	120.4	114.5	95%	90%
Operating income	$36.2	29.4	6.8	23%	22%
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

EMEA's fee revenue for the three months ended September 30, 2014 increased 12% in U.S. dollars, 9% in local currency, to $298.2 million. The current year increase in fee revenue was driven by Property & Facility Management, up $9.9 million or 16% in local currency, Capital Markets & Hotels, up $8.0 million or 5% in local currency, and Leasing, up $7.8 million or 11% in local currency in the quarter. Geographically, fee revenue growth in the quarter came from most countries, led by the UK, Germany, Spain, and MENA. Differences between U.S. dollar and local currency results in the quarter were driven by the strengthening in the British pound, increasing 8% on average over the comparative third quarter.

Fee-based operating expenses were $281.9 million for the three months ended September 30, 2014, an increase of 14% in U.S. dollars, 10% in local currency, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams, and ongoing platform investments. Operating income was $16.3 million for the quarter compared with $17.9 million in 2013. Operating income margin calculated on a fee revenue basis was 5.5% for the quarter compared with 6.7% a year ago.

EMEA fee revenue for the nine months ended September 30, 2014 was $841.2 million, up 18% in U.S. dollars, 13% in local currency, driven by broad-based increases across service offerings, including Property & Facility Management, up $39.8 million or 24% in local currency, Capital Markets & Hotels, up $34.4 million or 11% in local currency, and Leasing, up $20.4 million or 8% in local currency. Fee revenue growth for the nine-month period was largely due to the same factors as the three-month period as we continued to build on the results of the first half of the year.

Fee-based operating expenses were $805.0 million for the nine months ended September 30, 2014, an increase of 18% in U.S. dollars, 12% in local currency. Operating income was $36.2 million for the nine-month period compared with $29.4 million in 2013, and operating income margin calculated on a fee revenue basis over the first nine months of 2014 was 4.3% compared with 4.1% a year ago.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$44.4	40.5	3.9	10%	9%
Capital Markets & Hotels	29.9	35.3	(5.4)	(15%)	(16%)
Property & Facility Management (1)	95.6	86.8	8.8	10%	10%
Project & Development Services (1)	19.6	17.1	2.5	15%	14%
Advisory, Consulting and Other	28.8	23.7	5.1	22%	21%
Equity earnings	0.2	—	0.2	n.m.	n.m.
Fee revenue	$218.5	203.4	15.1	7%	7%
Gross contract costs	54.4	33.6	20.8	62%	61%
Total revenue	$272.9	237.0	35.9	15%	15%
Operating expenses, excluding gross contract costs	$203.4	184.5	18.9	10%	10%
Gross contract costs	54.4	33.6	20.8	62%	61%
Operating income	$15.1	18.9	(3.8)	(20%)	(19%)
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Leasing	$119.5	106.0	13.5	13%	15%
Capital Markets & Hotels	81.2	103.0	(21.8)	(21%)	(19%)
Property & Facility Management (1)	278.1	251.5	26.6	11%	15%
Project & Development Services (1)	51.2	48.7	2.5	5%	9%
Advisory, Consulting and Other	76.4	67.2	9.2	14%	16%
Equity earnings	0.1	—	0.1	n.m.	n.m.
Fee revenue	$606.5	576.4	30.1	5%	8%
Gross contract costs	148.5	79.0	69.5	88%	94%
Total revenue	$755.0	655.4	99.6	15%	19%
Operating expenses, excluding gross contract costs	$574.5	541.7	32.8	6%	9%
Gross contract costs	148.5	79.0	69.5	88%	94%
Operating income	$32.0	34.7	(2.7)	(8%)	(3%)
(1) Amounts have been adjusted to remove gross contract costs.
n.m. - not meaningful

Asia Pacific fee revenue for the three months ended September 30, 2014 was $218.5 million, an increase of 7% in local currency. The current year increase in fee revenue was driven by Property & Facility Management, up $8.8 million or 10% in local currency, Advisory, Consulting and Other, up $5.1 million or 21% in local currency, and Leasing, up $3.9 million or 9% in local currency. Growth was led by Australia and India geographically, but also was broad-based across the region’s Property & Facility Management platform. Capital Markets & Hotels revenue for the quarter was down 16% in local currency, but is compared with significant outperformance in the prior year, where third quarter 2013 results were up 56% in local currency versus 2012. Differences between U.S. dollar and local currency results were modest in the quarter.

Fee-based operating expenses were $203.4 million for the quarter, up 10% in local currency, largely supporting higher revenue activity, including increasing contributions from annuity-like revenue streams, and ongoing platform investments. Operating income was $15.1 million for the quarter, a decrease of 19% in local currency compared with $18.9 million in 2013. Operating income margin calculated on a fee revenue basis was 6.9% for the quarter compared with 9.3% a year ago, primarily the result of the challenging year-over-year results in Capital Markets & Hotels in the region.

Fee revenue for the nine months ended September 30, 2014 was $606.5 million, an increase of 5% in U.S. dollars, 8% in local currency, driven by Property & Facility Management, up $26.6 million or 15% in local currency, and Leasing, up $13.5 million or 15% in local currency. Fee-based operating expenses were $574.5 million for the nine-month period, up 6% in U.S. dollars, 9% in local currency. Differences between U.S. dollar and local currency results in the quarter were driven by weakening in the Australian dollar, Indian rupee, and Japanese yen, each decreasing 6-7% compared with the prior year period. Operating income was $32.0 million for the nine-month period, compared with $34.7 million in 2013, and operating income margin calculated on a fee revenue basis over the first nine months of 2014 was 5.3%, compared with 6.0% a year ago.

LaSalle

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Advisory fees	$60.9	55.4	5.5	10%	8%
Transaction fees & other	10.8	2.6	8.2	n.m.	n.m.
Incentive fees	70.6	9.3	61.3	n.m.	n.m.
Equity earnings	20.1	6.6	13.5	n.m.	n.m.
Total segment revenue	$162.4	73.9	88.5	120%	121%
Operating expenses	94.8	57.1	37.7	66%	66%
Operating income	$67.6	16.8	50.8	n.m.	n.m.
n.m. - not meaningful

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2014	September 30, 2013	U.S. dollars		Currency
Advisory fees	$176.8	167.0	9.8	6%	4%
Transaction fees & other	19.8	10.9	8.9	82%	82%
Incentive fees	79.5	10.5	69.0	n.m.	n.m.
Equity earnings	40.4	21.4	19.0	89%	88%
Total segment revenue	$316.5	209.8	106.7	51%	50%
Operating expenses	210.3	160.0	50.3	31%	30%
Operating income	$106.2	49.8	56.4	n.m.	n.m.
n.m. - not meaningful

LaSalle's total segment revenue for the three months ended September 30, 2014 was $162.4 million, compared with $73.9 million last year, up 121% in local currency. Total segment revenue for the nine months ended September 30, 2014 was $316.5 million, compared with $209.8 million last year, up 50% in local currency. Incentive fees for the quarter and year-to-date in 2014 were $70.6 million and $79.5 million, respectively, earned from property dispositions for clients, well in excess of the comparable amounts in the prior year periods. Equity earnings were $20.1 million and $40.4 million in the three- and nine-month periods ended September 30, 2014, respectively, also well in excess of comparable prior year periods. Across segment revenue categories, LaSalle’s results reflected investment performance for clients on the part of the firm, positive market conditions for executing property dispositions at gains, and increases in asset values within funds accounted for under the fair value method.

Operating expenses were $94.8 million for the quarter, compared with $57.1 million last year, an increase of 66% in local currency from the third quarter of 2013, and $210.3 million for the nine-month period, compared with $160.0 million last year, an increase of 30% in local currency from 2013. Increases in operating expenses for both periods were driven by increased compensation in conjunction with the increases in year-over-year revenue activity. LaSalle's operating income was $67.6 million for the quarter, compared with $16.8 million in 2013, and $106.2 million for the nine-month period, compared with $49.8 million in 2013. Operating income margins, calculated on total segment revenue, were 41.6% for the quarter compared with 22.7% in the prior year, and 33.6% for the nine-month period, compared with 23.7% in 2013.

LaSalle's capital raising momentum continued and accelerated, with $5.1 billion of equity commitments raised during the third quarter of 2014. Assets under management were $53.0 billion as of September 30, 2014, compared with $50.0 billion at June 30, 2014 and $47.6 billion at December 31, 2013. The net increase in assets under management in the quarter resulted from $2.9 billion of acquisitions and takeovers, $2.1 billion of dispositions and withdrawals, and $2.2 billion of net valuation and foreign currency increases.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the nine months ended September 30, 2014, we generated $38.6 million of cash from operating activities, compared with $99.9 million used for operating activities in the first nine months of 2013. The year-over-year increase in cash provided by operating activities was primarily due to higher earnings and improved working capital management.

Cash Flows from Investing Activities
We used $111.5 million of cash for investing activities in the first nine months of 2014, compared with $112.2 million used for investing activities in the first nine months of 2013. Capital expenditures increased $48.5 million year-over-year due mainly to investments in our information technology platform and $23.7 million of properties acquired by certain consolidated investments designated as variable interest entities (VIEs). In the first nine months of 2013, we realized $11.2 million of proceeds from the sale of assets held by a consolidated VIE, with no corresponding VIE activity in the first nine months of 2014, which also contributed to the year-over-year change in cash used. The net assets and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. These increases in cash used for investing activities were offset by a decrease in cash used for acquisitions and an increase in cash distributions from our real estate ventures. We spent $24.2 million on business acquisitions in the first nine months of 2014, a $30.4 million year-over-year decrease primarily due to a $36.9 million earn-out payment made in the second quarter of 2013 for the 2008 Staubach acquisition. Distributions from our real estate ventures increased $28.5 million year-over-year, driven by performance of our co-investments in LaSalle's funds.

Cash Flows from Financing Activities
Financing activities provided $82.8 million of cash in the first nine months of 2014, a $96.8 million year-over-year decrease from the $179.6 million provided by financing activities in the first nine months of 2013. This decrease was primarily due to a year-over-year decrease in net borrowings under our credit facility of $168.8 million. Improved operating cash flows and working capital position have allowed us to borrow less under our credit facility to fund our operations in the first nine months of 2014 compared with the first nine months of 2013. Payments of deferred business acquisition obligations decreased $32.9 million year-over-year due primarily to a $34.7 million deferred business obligation payment made in the third quarter of 2013 for the 2008 Staubach acquisition. Financing activities included net proceeds of $18.3 million and payments of $5.1 million in the first nine months of 2014 and 2013, respectively, related to the origination and repayment of real estate mortgage loans for the acquisition of property by consolidated VIEs. In relation to noncontrolling interests held in these VIEs, financing activities included $9.4 million of contributions from and $4.0 million of distributions to the noncontrolling interest holders in the first nine months of 2014 and 2013, respectively.

Liquidity and Capital Resources
We finance our operations, co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
We have a $1.2 billion unsecured revolving credit facility (the "Facility") that matures in 2018. We had $250.0 million and $155.0 million outstanding under the Facility at September 30, 2014 and December 31, 2013, respectively. We also had outstanding letters of credit under the Facility of $22.4 million and $19.8 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, we had the capacity to borrow up to an additional $927.6 million under the Facility. The average outstanding borrowings under the Facility were $412.0 million and $560.8 million during the three months ended September 30, 2014 and 2013, respectively, and $392.9 million and $469.3 million during the nine months ended September 30, 2014 and 2013, respectively.

We intend to continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $49.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $43.3 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively, of which $26.3 million and $22.8 million at September 30, 2014 and December 31, 2013, respectively, was attributable to local overdraft facilities.

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

Co-Investment Activity
As of September 30, 2014, we had total investments in real estate ventures of $290.7 million in approximately 50 separate property or fund co-investments. Returns of capital exceeded fundings of co-investments by $15.0 million for the nine months ended September 30, 2014, while fundings of co-investments exceeded return of capital by $13.7 million for the nine months ended September 30, 2013. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2014, we have 1,563,100 shares that we are authorized to repurchase under the current share repurchase program. We made no share repurchases in 2013 or in the first nine months of 2014 under this authorization. Our current share repurchase program allows the Company to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on October 29, 2014, that our Board of Directors declared a semi-annual cash dividend of $0.25 per share of its common stock. The dividend payment will be made on December 15, 2014, to holders of record at the close of business on November 14, 2014. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2014 and 2013 were $103.7 million and $55.2 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the nine months ended September 30, 2014 are $23.7 million of capital expenditures made by certain VIEs for which we have been determined to be the primary beneficiary and thus required to consolidate (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments). The net assets and net income of the consolidated VIEs are allocated in total to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. There were no such capital expenditures made by these VIEs during the nine months ended September 30, 2013.

Business Acquisitions
During the nine months ended September 30, 2014, we paid (1) $24.2 million for business acquisitions that included five new acquisitions and the purchase of a portion of the minority ownership in our Indian operations, further discussed below, and (2) $37.6 million for deferred acquisition obligations and contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $112.4 million on our Consolidated Balance Sheets at September 30, 2014. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2014, we had the potential to make earn-out payments for a maximum of $38.1 million on 15 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years, assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for a payment to be made for the repurchase of the remaining shares exchanged in the merger. An estimate of this obligation based on the original value of shares exchanged is reflected on our Consolidated Balance Sheet as of September 30, 2014 within the Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2014 and December 31, 2013, we had total cash and cash equivalents of $162.6 million and $152.7 million, respectively, of which approximately $125.5 million and $126.6 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries in the aggregate totaled approximately 5% of the firm's total net assets at both September 30, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC I and LIC II, which are unconsolidated joint ventures that serve as vehicles for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $203.6 million as of September 30, 2014. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our $1.2 billion revolving credit facility (the "Facility"), consisting of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $412.0 million and $392.9 million for the three and nine months ended September 30, 2014, respectively, with an effective interest rate on our Facility of 1.4% and 1.2% for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had $250.0 million outstanding under the Facility. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2013 or the first nine months of 2014, and we had no such agreements outstanding at September 30, 2014.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 59% and 55% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% and 14% of revenue for the nine months ended September 30, 2014 and 2013, respectively) and the euro (13% of revenue for both of the nine months ended September 30, 2014 and 2013).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended September 30, 2014, our total revenue increased 23% in both U.S. dollars and local currency and our operating income increased 46% in U.S. dollars and 48% in local currency. On a year-over-year basis, for the nine months ended September 30, 2014, our total revenue increased 25% in U.S. dollars and 24% in local currency and our operating income increased 18% in U.S. dollars and 19% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2014, we had forward exchange contracts in effect with a gross notional value of $1.9 billion ($935.6 million on a net basis) and a net fair value loss of $17.2 million. This net carrying loss is offset by a carrying gain in associated intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2014, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

Parikshat Suri
Director of Internal Audit

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Formal Use of JLL as Primary Market Name
In line with our announcement during the first quarter of 2014, JLL continues to be the primary market name for our business and is now a registered trademark of Jones Lang LaSalle Incorporated. While JLL is our brand name, Jones Lang LaSalle Incorporated remains our legal name.

Amendment and Restatement of Bylaws
Effective November 3, 2014, the Board of Directors (the "Board") of the Company adopted the Second Amended and Restated Bylaws (the "Bylaws"). The changes are intended to address what the Company believes are current best practices in corporate governance as well as to bring the Bylaws in line with Maryland statutory law, modernize and streamline the Bylaws and to clarify and expand certain provisions thereof. The following is a brief summary of the material changes effected by adoption of the Bylaws, which is qualified in its entirety by reference to the Bylaws filed as Exhibit 3.1 hereto.

To reflect the current Maryland statutory law requirements, the Board adopted the three following amendments:

1. Article II, Section 4 of the Bylaws was amended to provide the authority to the Chairman or President of the Company, instead of the shareholders, to adjourn a shareholder meeting to a date not more than 120 days after the original record date.

2. Article II, Section 10 of the Bylaws was amended to clarify that unanimous written consent by shareholders may be given and filed in paper or by electronic form and eliminates the need for shareholders to provide a written waiver of any right to dissent in case any action is being taken by unanimous written consent.

3. Article IV, Section 3 of the Bylaws was amended to eliminate any provisions with respect to treasury stock to be in line with the fact that Maryland no longer recognizes treasury stock.

To address certain indemnification issues, the Board adopted the following material amendments:

1. Article VIII, Section 1 of the Bylaws was amended to clarify that the Company will indemnify and advance expenses incurred as a witness and expressly allows for indemnification of a director or officer in respect of derivative actions.

2. Article VIII, Section 5 of the Bylaws was amended to clarify that the Company will indemnify a director or officer for expenses in the context of enforcing such director’s or officer’s rights.

3. Article VIII, Section 6 of the Bylaws was amended to afford directors and officers indemnification for a portion of expenses to which such director is entitled regardless of whether such director is entitled to the total amount of expenses.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2014.

JONES LANG LASALLE INCORPORATED

/s/ Christie B. Kelly

By: Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
3.1*	Second Amended and Restated Bylaws, effective as of November 3, 2014

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (2) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (3) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014 (Unaudited), (4) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited), and (5) Notes to Consolidated Financial Statements (Unaudited).

*Filed herewith