Form 10-K
period 2014-12-31
JONES LANG LASALLE INC
filed 2015-02-27
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2014 Commission File Number 1-13145
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [    ] No [ X ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ X ] No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ X ] Accelerated filer [    ] Non-accelerated filer [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 1, 2014 was $5,611,263,806.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 23, 2015 was 44,834,250.
Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

COMPANY OVERVIEW

Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," the "Company" or the "Firm") was incorporated in 1997. Our common stock is listed on The New York Stock Exchange under the symbol "JLL."

We are a financial and professional services firm specializing in real estate. We offer comprehensive integrated services on a local, regional and global basis to owner, occupier, investor and developer clients seeking increased value by owning, occupying or investing in real estate. We have more than 230 corporate offices worldwide from which we provide services to clients in more than 80 countries. We have approximately 58,100 employees, including 33,300 employees whose costs our clients reimburse.

In March 2014, we announced that we will use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. We have registered JLL as a trademark and have also introduced the following refreshed logo:

Using the shorter JLL name in the marketplace is a natural evolution of the firm's historically rich brand, recognizing that it is a truly global company located in multiple markets, with a wide range of expertise applied through many different client services. It also represents its adaptation to different communication styles in different countries, languages and channels, and especially the use of digital and online channels for marketing and communications.

JLL delivers an array of Real Estate Services ("RES") across three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa ("EMEA") and (3) Asia Pacific.

LaSalle Investment Management, a wholly-owned member of the Jones Lang LaSalle group that comprises our fourth business segment and uses LaSalle as its principal trading name, is one of the world's largest and most diversified real estate investment management firms. During 2014, we also refreshed the LaSalle brand and logo as follows:

In 2014, we generated record-setting fee revenue of $4.7 billion across our four business segments, an 18% increase over 2013 in local currency. We believe we remain well-positioned to take advantage of the opportunities in a consolidating industry and to navigate successfully the dynamic and challenging markets in which we compete worldwide.

We are proud to be a preferred provider of global real estate services, an employer of choice, a consistent winner of industry awards and a valued partner to the largest and most successful companies and institutions in the global marketplace.

In December 2014, Standard & Poor's Ratings Services ("S&P") announced that it had raised JLL's investment grade credit rating to BBB from BBB-. JLL's issuer and senior unsecured ratings from both S&P (BBB) and Moody's Investors Service, Inc. (Baa2) are now aligned as solid investment-grade ratings. The rating increase follows S&P's outlook change for JLL to positive in June 2014 and a recently announced change in ratings methodology. In its June analysis, S&P recognized JLL's conservative financial management, competitively strong market positions, wide geographic presence and well-executed global growth strategy.

For discussion of our segment results, please see "Results of Operations" and "Market Risks" within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, in the Notes to Consolidated Financial Statements.

Awards

We won numerous awards with respect to 2014, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:

•	One of America's Best Managed Companies by Forbes

•	For the sixth consecutive year, one of the Global Outsourcing 100 - International Association of Outsourcing Professionals

•	For the seventh consecutive year, one of the World's Most Ethical Companies by the Ethisphere Institute.

•	As having a perfect score on the Human Rights Campaign Foundation's 2015 Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBT workplace equality

•	As a Winning "W" Company and were listed on the 2020 Honor Roll by the 2020 Women on Board

•	As having one of the Top Ten Most Innovative Law Departments, by InsideCounsel.

•	One of the Best Places to Work by a number of local publications

•	Best in Class - Real Estate Interactive Media Award for Cities Research Center

•	Best of the Best - Top Diversity Employer and Top Supplier Diversity Program by Black EOE Journal

•	McDonald's Environmental Leader Product of the Year

•	2014 Energy Star Sustained Excellence Award by the U.S. Environmental Protection Agency

•	Best Performing Property Brand by the Managing Partners' Forum Awards for Management Excellence

•	Best Property Consultancy: China, Hong Kong, Japan, Philippines, Singapore, Indonesia, and India at the International Property Awards for Asia Pacific

•	Investment Agency Team of the Year from UK Property Awards

•	Best Places to Work in Money Management by Pensions & Investments

•	Real Estate Investment Management Firm of the Year in Germany by International Fund Awards

•	Best Performing Fund in Pan-European Property Fund Index by IPD European Property Investment Awards

Services and Clientele

The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Occupiers)	Strategic Consulting and Advisory Services
Investment Management	Tenant Representation
Lease Administration	Transaction Management
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (in alphabetical order):

Critical Environments and Data Centers	Infrastructure Projects
Cultural Facilities	Military Housing
Educational Facilities	Office Properties
Government Facilities	Residential Properties (Individual and Multi-Family)
Healthcare and Laboratory Facilities	Retail Properties and Shopping Malls
Hotels and Hospitality Facilities	Sports Facilities
Industrial and Warehouse Properties	Transportation Centers

Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the strength of the business opportunities we perceive.

We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and complexity. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental ("public sector") entities. Increasingly, we are also offering services to middle-market companies seeking to outsource real estate services. Through LaSalle, we invest for clients on a global basis in both publicly traded real estate securities and private real estate assets and debt obligations. As an example of the breadth and significance of our client base, we provide services to approximately half of the Fortune 500 companies and approximately 70% of the Fortune 100 companies.

Distinguishing Attributes

The attributes that enhance our services and distinguish our Firm, which we discuss in more detail below under "Competitive Differentiators," include:

•	Our focus on client relationship management as a means to provide superior client service on an increasingly coordinated basis;

•	Our integrated global services platform;

•	The quality and worldwide reach of our industry-leading research function, enhanced by applications of technology and our ability to synthesize complex information into practical advice for clients;

•	Our reputation for consistent and trustworthy service delivery worldwide, as measured by our creation of best practices and by the skills, experience, collaborative nature and integrity of our people;

•	Our ability to deliver innovative solutions and technology applications to assist our clients in maximizing the value of their real estate portfolios;

•	Our local market knowledge;

•	The strength of our brand and reputation;

•	The strength of our financial position;

•	Our high staff engagement levels;

•	Our efforts to deliver the best possible returns for investment management clients;

•	The quality of our internal governance and enterprise risk management; and

•	Our sustainability leadership.

We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. We began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW," founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners," founded in the United States in 1968).

Jones Lang LaSalle History and Acquisition Activities

Prior to our incorporation in Maryland in April 1997 and our initial public offering (the "Offering") of 4,000,000 shares of common stock in July 1997, JLL conducted its real estate services and investment management businesses as LaSalle Partners Limited Partnership and LaSalle Partners Management Limited Partnership (collectively, the Predecessor Partnerships). Immediately prior to the Offering, the general and limited partners of the Predecessor Partnerships contributed all of their partnership interests in the Predecessor Partnerships in exchange for an aggregate of 12,200,000 shares of common stock.

In March 1999, LaSalle Partners merged its business with that of JLW and changed its name to Jones Lang LaSalle Incorporated. In connection with the merger, we issued 14,300,000 shares of common stock and paid cash consideration of $6.2 million.

Since 2005, we have completed more than 60 acquisitions as part of our global growth strategy. These strategic acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service areas and further broadened the global platform we make available to our clients. These acquisitions have increased our presence and product offering globally, and have included acquisitions in the United Kingdom, Finland, France, Germany, the Netherlands, Sweden, Poland, Spain, Portugal, Turkey, Dubai, South Africa, Hong Kong, Singapore, Malaysia, Japan, Indonesia, India, the Philippines, Australia, Canada, Brazil and the United States.

We believe our market reach strengthens the long-term value of the enterprise in a number of ways, including by (1) protecting us from episodic volatility or disruption in any specific region, (2) enhancing the expertise of our people through knowledge sharing among colleagues across the globe and (3) allowing us to identify and react to emerging trends and risks quickly.

In January 2006, we acquired Spaulding & Slye, a privately held real estate services and investment company with 500 employees that significantly increased the Firm's market presence in New England and Washington, D.C.

In a multi-step acquisition starting in 2007, we acquired the former Trammell Crow Meghraj ("TCM"), one of the largest privately held real estate services companies in India. We have combined TCM's operations with our Indian operations and we now operate under the JLL brand name throughout India.

In May 2008, we acquired Kemper's Holding GmbH, making us the largest retail property advisor in Germany.

In July 2008, we acquired Staubach Holdings Inc. ("Staubach"), a U.S. real estate services firm specializing in tenant representation. Staubach, with 1,000 employees, significantly enhanced our presence in key markets across the United States and made us an industry leader in local, national and global tenant representation. The acquisition also established us as the market leader in public sector services and added scale to our industrial brokerage, investment sales, corporate finance and project and development services.

In May 2011, we completed the acquisition of King Sturge, a United Kingdom-based international property consultancy. The King Sturge acquisition, which extended our historical roots back to its founding in 1760, significantly enhanced the strength and depth of our service capabilities in the United Kingdom and in continental Europe, adding approximately 1,400 employees.

In 2014, we completed ten new acquisitions that expanded our capabilities in key regional markets: (1) GCL Europe, a leading French logistics and supply chain firm, (2) Tenzing AB, a Swedish leader in property investment advice, (3) YY Property Solutions Sdn Bhd, providing real estate agency and investment services across office, retail, industrial and residential sectors in Malaysia, (4) CLEO Construction Management, a California-based construction project management services firm that specializes in medical facilities, (5) Tasaciones Hipotecarias, the regulated real estate valuation subsidiary of BNP Paribas Real Estate Spain, an important strategic growth initiative for our finance sector business, (6) W.A. Ellis, a U.K.-based firm, strengthening our residential capability in the central London market and creating a leading prime estate agency business, (7) CRESA Portland LLC, a leading tenant representative and corporate services provider in Portland, expanding our Northwest Pacific presence, (8) Coverpoint Foodservice Consultants, U.K.-based specialist food and beverage advisers, expanding our European Retail & Leisure Consulting team, (9) the international residential project sales business of Henry Butcher, a leading Malaysian-based real estate advisory firm, and (10) Novo Interior, expanding our Tetris business in Portugal. We also purchased a portion of the remaining minority ownership in our Indian operations, for which we had previously recorded a Minority shareholder redemption liability on our Consolidated Balance Sheet, increasing our total ownership from 90% to 95%.

We will continue to consider acquisitions that we believe will strengthen our market positions, expand our service offerings, increase our profitability and supplement our organic growth.

Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise

Our mission is to deliver exceptional strategic fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide. We deliver a combination of services, expertise and technology applications on an integrated global platform that we own (and do not franchise), the totality of which we believe distinguishes us from our competitors and contributes to service excellence and customer loyalty. While we face high-quality competition in individual markets, we believe that we have a unique set of attributes that makes us the best choice for clients seeking real estate and investment management services on a world-wide basis. We have the size and scale of resources necessary to deliver the expertise of the Firm wherever clients need it. Our culture of client service, teamwork, and integrity means that we can marshal those resources to deliver the greatest possible value and results. Our "client first" and ethical orientation means that our people focus on how we can best provide what our clients need and want, with integrity and transparency. Our governance and enterprise risk management orientation means that we have built an enterprise that clients can rely on over the long-term. Our strong intellectual capital, our long-term approach to business and our ability to anticipate, interpret and respond to the trends influencing our industry sector mean that we are quick and nimble in adapting to new challenges and opportunities in a fast changing world and in supporting our clients to do the same. In totality, these aspects result in a sustainable business model that supports and promotes our short, medium and long-term successes and creates financial and non-financial benefits for our stakeholders and the global community.

Consultancy practices typically do not share our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe franchise at least some of their offices through separate owners, do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly-owned offices, directly-employed personnel and integrated information technology, human resources and financial systems. That network also permits us to promote a high level of governance, enterprise risk management and integrity throughout the organization and to leverage our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees and acquiring businesses.

We have designed our business model to (1) create value for our clients, shareholders and employees and (2) establish high-quality relationships with the suppliers we engage and the communities in which we operate. Our synergistic approach seeks to derive business benefits from the application and intersection primarily of human resources, financial and intellectual capital and technology. Based on our established presence in, and intimate knowledge of, local real estate and capital markets worldwide, and supported by our investments in thought leadership, technology and the use of electronic and digital means to gather, analyze and communicate information relevant to our constituencies, we believe that we create value for clients by addressing their local, regional and global real estate needs as well as their broader business, strategic, operating and longer-term sustainability goals. Given the increasingly global and interconnected marketplace in which many of our clients compete, our own capacity to deliver global solutions has also become increasingly important to our business model.

We strive to create a healthy and dynamic balance between (1) activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and (2) investments in people (such as new hires), acquisitions, technologies and systems designed to produce sustainable returns over the longer term.

Our financial strength and our reputation for integrity, strong governance and transparency, which we believe are among the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them.

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

Attributes of Our Business Model

Global Governance Structure

To achieve our mission, we must establish and maintain an enterprise that will sustain itself over the long term for the benefit of all of our stakeholders, clients, shareholders, employees, suppliers and communities, among others. Accordingly, we have committed ourselves to effective corporate governance that reflects best practices and the highest level of business ethics. For a number of years, we have governed the organization through a highly coordinated framework within which decisions are deliberated and corporate authority is derived.

GLOBAL STRATEGIC PRIORITIES

To continue to create on-going value for our clients, shareholders and employees, both from current and longer-term perspectives, we have identified five strategic priorities, which we call the G5. Although we have grown significantly over the past decade, we believe we have a substantial opportunity to continue to grow and prosper by providing our core services within our key markets, whose potential remains large given the global magnitude of commercial and residential real estate, broadly defined. From time to time we may add adjacent services that are not part of our historical core functions, but we intend these to be opportunistic in nature and targeted to individual geographical locations. An example is that we have successfully expanded the cross-border brokerage of high-end residential properties in London with the 2011 King Sturge merger, followed by the acquisition of W.A. Ellis during 2014. A second example is the expansion of the Tetris-branded fit-out business we originally acquired in France and have been introducing into other countries, including as the result of additional acquisitions.

We regularly re-evaluate whether the G5 continue to be the right priorities for best driving the business forward toward the overall objective of on-going value creation.

G1: Build our Leading Local and Regional Service Operations

Our strength in local and regional markets contributes to the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our more than 230 wholly-owned offices around the world. We continually seek to leverage our established business presence in the world's principal real estate markets to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe that these capabilities will continue to fuel our competitive advantage and make us more attractive to current and prospective clients, as well as to revenue-generating employees such as brokers and client relationship managers.

Metrics: During 2014, we completed 33,500 transactions for landlord and tenant clients, a 16% increase over 2013, representing 662 million square feet of space.

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

Metrics: During 2014, we provided corporate facility management services for approximately 1.1 billion square feet of clients' real estate, a 5% increase from 2013. From large corporations, we had 58 new wins, 53 expansions of existing relationships and 22 contract renewals. From middle-market corporations, we had 61 new wins.

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

Metrics: During 2014, we provided capital markets services for $118 billion of client transactions, a 19% increase from 2013.

G4: Strengthen LaSalle Investment Management's Leadership Position

With its integrated global platform, LaSalle is well-positioned to serve institutional real estate investors looking for attractive opportunities around the world. Increasingly, it has also been developing its ability to serve individual retail investors. LaSalle develops and implements strategies based on a thorough understanding of investor objectives and knowledge of risks and rewards. We intend to continue to maintain strong offerings in core products to meet the demand from clients who seek lower risk investments in the most stable and mature real estate markets. In addition, we continue to strengthen our capabilities in value-add, opportunistic and debt strategies to meet evolving client objectives.

Metrics: At the end of 2014, LaSalle had assets under management of $53.6 billion, an increase of 13% over 2013 while raising $8.9 billion of capital, the highest since 2007.

G5: Connections: Differentiate and Sustain the Organization by Connecting Across the Firm and with Clients and other Stakeholders

Connecting. To create real value and new opportunities for our clients, shareholders and employees, we regularly work to strengthen and fully leverage the links between our people, service lines and geographies to better connect with our clients and put the Firm's global expertise and experience to work for them. This includes constantly striving to leverage use of the Internet and emerging social media to gather, analyze and disseminate information that will be useful to our clients, employees, vendors and other constituencies. Linking our operations effectively to make service delivery more efficient not only serves client needs, it also contributes to our profitability and enhances our ability to identify and manage the enterprise risks inherent in our business.

Differentiating and Sustaining. We also recognize that the value we deliver to our clients, shareholders, employees and the global community closely relates to our Firm's people, brand, ethics and technology. As a professional services company, the focus on our people is paramount. Because our human capital contributes strongly to high-quality client service, this includes a focus on areas such as: employee productivity; health, safety and well-being; talent development and compensation; and diversity. Coupled with a strong brand and high ethical standards, our active role as good corporate citizens enables our long-lasting presence. Our use of technology to provide information to our clients and to improve the ability of our people play an undeniable role in maximizing our clients' real estate value, shaping our industry's response to global challenges such as market risk, climate change and urbanization. These values and culture help us embed sustainability principles throughout the enterprise and successfully differentiate us from our competition, therefore ensuring we continue our more than 250 year history.

Metrics: Our Employee Engagement Index, which measures the percentage of survey respondents reporting high levels of engagement with the Firm and their work reached 73% as measured in 2012, the last year we conducted a full survey.

_____________________

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

Our strategic review has validated the continued potential for our G5 priorities to drive the long-term sustained growth of our firm and deliver real value to our clients. In order to derive the full advantage of that potential, we recognize the need to accelerate the development of the G5 in order to meet the challenges of our dynamic markets and the specific themes we have identified such as globalization and urbanization. We will do this by targeting our efforts and capital resources to:

•	Deploy innovative technology that allows our people to mine the depth of our intellectual property in order to provide the most sophisticated possible advice and service to our clients.

•	Apply best practices in human resources to supply our businesses with well-trained, engaged and diverse employees and create an overall culture that serves to retain our top talent.

•	Promote an updated and modern brand that fully leverages our digital capabilities and clearly reflects the breadth of our expertise, wisdom, governance and integrity.

•	Establish and standardize tools and processes that make our operations highly productive and minimize losses from enterprise risk.

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

STRATEGY 2020: OUR FUTURE ORIENTATION

During the past four years, we have been conducting a significant internal process called our Strategy 2020 Project, which we designed to identify specific business and operational strategies that we believe will best drive the continued success of the G5 priorities over the longer term. They include:

•	Employing an investment philosophy and filters that are focused on growth that will best meet client needs and concentrate on the most lucrative potential services, markets and cities;

•	Establishing charters for internal business boards with responsibility for promoting more inter-connected global approaches, where appropriate, to client services and delivery;

•
Using technology, including emerging digital, Internet and social media capabilities, to provide information to clients to help them maximize the value of their real estate portfolios and to mine and apply our knowledge to improve the ability of our people to provide superior client services;

•	Deploying additional tools and metrics that will make our people as productive and efficient as possible;

•	Determining how best to marshal, train, recruit, motivate and retain the human resources that will have the skill sets, diversity and other abilities necessary to accomplish our strategic objectives;

•	Continuing to develop our brand and reputation for high quality client service, integrity and intimate local and global market knowledge;

•	Building our brand in digital and social media channels; and

•
Continuing to promote best-in-class governance, compliance, enterprise risk management and professional standards to operate a sustainable organization capable of meeting the significant challenges and risks inherent in global markets and to minimize disruptions to, and distractions from, the accomplishment of our corporate mission.

Viewed as complementary strategies, the G5 and Strategy 2020 work in combination to provide both short- and long-term paths to sustained success for our Firm.

As a professional services organization, the principal capitals we deploy are (1) human resources enabled by (2) intellectual property in the form of market knowledge, technology and innovation, and a reputation for quality, expertise and integrity that is reflected by the strength of our brand and (3) financial resources. Our 2020 strategy review confirmed that the historical approach we have taken to our business should sustain us in the future. We believe there is ample room for growth within our core markets and competencies without having to resort to particularly different business lines to continue to grow and prosper as a business organization. We will, however, maintain an open mind to moving into adjacent businesses where local teams identify specific opportunities.

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

During 2014, we devoted continued significant efforts and resources, including at a meeting of the senior leaders from across our business, to implement our 2020 strategies and priorities through the deployment of cross-functional workstreams that have engaged our leadership globally. We expect these workstreams to continue for the foreseeable future and we have put a mechanism in place for both our Board of Directors and our Global Executive Board to monitor and influence their progress on a regular basis.

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

•
In terms of our intellectual capital, we recognize the challenge of continuing to identify innovations through which we can provide increasingly valuable services to our clients, including as the result of developing, identifying and successfully applying new technologies to our business processes. We also must confront the challenges inherent in managing and mining the significant data in our systems so that it can be made useful to our people and maximized in terms of our ability to analyze it in a sophisticated way for the benefit of our clients. As we develop our intellectual capital, we need to make sure our brand, and the awareness it generates in the marketplace, keeps pace with our capabilities and the messages we want associated with them in the minds of current and prospective clients, employees and other third parties in the business community and society at large.

Greater alignment with The International <IR> Framework
Building on the Strategy 2020 Project and as an important part of our Integrated Reporting approach, in 2014 we proceeded to identify and interrogate a number of additional medium- to long-term global megatrends with the potential to impact materially upon our business. Using the 'six capitals' model advocated by the International Integrated Reporting Council, this review encompassed a strong focus on non-financial trends, as potential future challenges and opportunities were identified across all six capitals (financial, human, intellectual, manufactured, social and natural).

While JLL is most heavily dependent on financial, human and intellectual capital in order to execute its own operations, significant trends were identified with implications for our business across all six capitals. Furthermore, changes in the availability of all six capitals’ stocks impact our clients’ businesses, and by extension, our service provision. Through internal consultation, 21 trends were identified as being significant for the business in the medium- to long-term. All of these "Global Trends" which we are tracking and/or actively managing are illustrated in the table below. The "JLL Activities" which address these trends are summarized in the table below primarily via a combination of references to (1) sections within Items 1 and 1A in this Form 10-K and (2) resources we publish on our website where relevant points are discussed in more detail.

Type of Capital	Global Trends	JLL Activities
Financial	Continued risk of financial crises	Maintaining our financial strength as a differentiator; Financial Risk Factors Enterprise Risk Management; External Market Risk Factors
	Potential increase in disruptive market cycles	Enterprise Risk Management; External Market Risk Factors; Financial Risk Factors
	Shift towards emerging markets	G1: Build our Leading Local and Regional Service Operations Strategy 2020 focus on potential growth markets and cities
	Regulatory reform in banking & other sectors	Enterprise Risk Management; Internal Operational Risk Factors
	Growth increasingly dependent on productivity gains	Strategy 2020 focus on productivity
	Global push against tax avoidance	Enterprise Risk Management; External Market Risk Factors; Financial Risk Factors
Human	Changing demographics affects workplace profiles	Enterprise Risk Management; Human Resource Risk Factors
	Growing importance of technology in the workplace	G5: Connections Strategy 2020 Internal HR programs for data & technology and social media
	Evolving leadership needs	Leadership pipeline development program
	Diversity is equated with "good business"	Strategy 2020 Sustainability Report 2013 (on our website) Diversity and Inclusion Report (on our website)
Intellectual	Increased risk of cyber-attacks and data theft	Enterprise Risk Management; Internal Operational Risk Factors
	Intellectual capital becomes increasingly disseminated	Strategy 2020 focus on technology, digital and social media Enterprise Risk Management; Internal Operational Risk Factors
	Digital technology transforms how people live and work	Strategy 2020 focus on technology, digital and social media
Manufactured	Urbanization trends, including rapid urbanization and ‘megacities'	G1: Build our Leading Local and Regional Service Operations Strategy 2020 focus on potential growth markets and cities JLL Cities Research Centre (on our website)
	Changing levels of demand for different types of real estate	Strategy 2020 focus on most lucrative potential services JLL Research
	Expansion of the global investable real estate universe	G3: Capture the Leading Share of Global Capital Flows for Investment Sales G4: Strengthen LaSalle Investment Management's Leadership Position
Social	Unprecedented levels of transparency	Code of Business Ethics and Corporate Sustainability Transparency Report 2013 (on our website) Enterprise Risk Management; External Market Risk Factors
	Increasing political instability and conflict	Enterprise Risk Management; External Market Risk Factors
	Businesses need to demonstrate social contribution	Sustainability Report 2013 (on our website)
Natural	Increase in extreme weather events	Enterprise Risk Management; External Market Risk Factors Global Sustainability & Cities Research
	Natural resources in increasingly short supply	Enterprise Risk Management; Internal Operational Risk Factors Sustainability Report 2013 (on our website)

SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES CAPITALS TO CREATE STAKEHOLDER VALUE

We have designed our business model to (1) create value for our clients, shareholders and employees and (2) establish high-quality relationships with the suppliers we engage and the communities in which we operate. Our synergistic approach seeks to derive business benefits from the application and intersection primarily of human resources, financial and intellectual capital and technology. Based on our intimate knowledge of local real estate and capital markets worldwide, as well as our investments in thought leadership and technology, we create value for clients by addressing their real estate needs as well as their broader business, strategic, operating and longer-term sustainability goals. Given the increasingly global and interconnected marketplace in which many of our clients compete, our own capacity to deliver global solutions has also become increasingly important to our business model.

We strive to create a healthy and dynamic balance between (1) activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and (2) investments in people (such as new hires), acquisitions, technologies and systems designed to produce sustainable returns over the longer term.

Our financial strength and our reputation for integrity, strong governance and transparency, which we believe are among the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them.

We apply our business model to the resources and capitals that we employ to provide services to assets owned or occupied by our clients. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, the management of third-party contractors. The revenue and profits we earn from those efforts are divided between further investments in our business, employee compensation and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees and the global community of which our firm is part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate. The following reflects a holistic picture of the inter-relatedness and dependencies of the different factors that constitute our business model and affect our ability to create value over time.

How we create value

our business model

WHAT WE NEED

- Financial resources
- Client relationships and connectivity
- Skilled and diverse people
- Intelligence, brand and IT
- Buildings and infrastructure
- Market, political and social stability
- Stable natural environment

WHAT WE CONTRIBUTE

- Consistent, high returns for shareholders
- Long-term relationships with clients
- Diverse and talented employees
- Enhanced intelligence, brand and IT
- New and improved buildings and infrastructure
- Impacts on employment, education and wealth distribution
- Conserving and depleting the natural environment

What makes JLL unique:

Real value in a changing world

G5 Strategy 2020

HOW WE DO IT

- Client relationship management
- Integrated global business model
- Industry-leading research
- Trustworthy worldwide service
- Innovation and technology
- Local market knowledge
- Strong brand and reputation
- Strong financial position
- Internal governance & enterprise risk management
- High staff engagement levels
- Sustainability leadership

WHAT WE DO FOR CLIENTS

- Leasing
- Capital Markets
- Property & Facility Management
- Project Management and Development
- Advisory and Consulting
- Investment Management

Aligning with the International <IR> Framework:

Inputs = *What we need*

Business activities = *How we do it*

Outputs = *What we do for clients*

Outcomes = *What we contribute*

This diagram summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources – or inputs - that we need to do business. We use these resources to deliver services – or outputs - for our clients through a number of business activities that we closely manage.

The resources we use are broadly comparable to many other professional services firms globally. However, what makes JLL unique is that we provide real value in a changing world: both through the implementation of our G5 business strategy and the medium-term Strategy 2020 to future-proof our business model.

Finally, there are outcomes of our business model, which can be both positive and negative. We realize that these outcomes will eventually become our resources once again, so our business model is designed in a way that keeps our impact low and our influence on quality resources high. Ultimately, this business model shows how we seek to derive long-term profit by the sustainable use of all resources.

BUSINESS SEGMENTS

We report our operations as four business segments. We manage our RES product offerings geographically as (1) the Americas, (2) EMEA and (3) Asia Pacific, and we manage our investment management business globally as (4) LaSalle.

There are significant risks inherent in conducting a global business. We describe these in detail below in Item 1A, Risk Factors. Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operating Results” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and within Note 3 of our Notes to Consolidated Financial Statements. Information concerning the identifiable assets of each of our business segments is also set forth in Note 3 of our Notes to Consolidated Financial Statements.

REAL ESTATE SERVICES: AMERICAS, EMEA AND ASIA PACIFIC

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

Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Firm to provide innovative solutions for our clients. For the year ended December 31, 2014, we derived our RES revenue from product categories and regional geographies as follows ($ in millions and showing change from 2013 in local currency):

For Property & Facility Management, Project & Development Services and total RES revenue, the table above shows "Fee Revenue," or revenue net of vendor and subcontract costs that are included both in revenue and expense ("gross contract costs"). We believe that excluding gross contract costs from revenue in this presentation gives a more accurate picture of the revenue growth rates in these RES product categories.

RES Revenue Mix by Business Lines and Geographies

For the year ended December 31, 2014, our global total fee revenue of $4.7 billion was generated in the following countries:

In the Americas, our total RES operating revenue for the year ended December 31, 2014, was derived from the following countries in the proportions indicated below:

In EMEA, our total RES operating revenue for the year ended December 31, 2014, was derived from the following countries in the proportions indicated below:

In Asia Pacific, our total RES operating revenue for the year ended December 31, 2014, was derived from the following countries in the proportions indicated below:

These product categories, and the services we provide within them, include:

1. Leasing Services

Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants, and negotiate leases with terms that reflect our clients' best interests. In 2014, we completed approximately 17,300 agency leasing transactions representing approximately 266 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases, although in some cases they are based on a dollar amount per square foot.

Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help them evaluate and execute transactions to meet their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, and negotiating lease and ownership terms with landlords. We help our clients lower their real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients' core business objectives.

We determine Tenant Representation Services fees on a negotiated fee basis. In various markets, landlords may be responsible for paying them. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and incentive fees may be awarded for superior performance. In 2014, we completed approximately 16,200 tenant representation transactions representing approximately 396 million square feet of space.

2. Property and Facility Management

Property Management Services provides on-site management services to real estate owners for office, industrial, retail, multi-family residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients' property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2014, we provided on-site property management services for properties totaling approximately 2.3 billion square feet.

We typically provide property management services through an on-site general manager and staff. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. In some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts are terminable at will at any time following a short notice period, usually 90 to 120 days, as is typical in the industry.

Integrated Facility Management Services provides comprehensive portfolio and property management services to corporations and institutions that outsource the management of the real estate they occupy. Properties under management range from corporate headquarters to industrial complexes. During 2014, Integrated Facility Management Services managed approximately 1.1 billion square feet of real estate for its clients. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facility Management Services units, either alone or partnering with other business units to benefit from their particular expertise or local market knowledge, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, project management, development management, energy and sustainability services and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent for our clients).

Our Integrated Facility Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and a performance bonus. We base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facility Management Services agreements are typically three to five years in duration, although some contracts are terminable at will upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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

In the United States, the United Kingdom and selected other countries, we provide Mobile Engineering Services to clients with large portfolios of sites. Rather than using multiple vendors to perform facility services, these companies hire JLL to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services and reducing travel time between sites.

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

In EMEA, we provide fit-out and refurbishment services on a principal basis under the Tetris brand, which is an outgrowth of a previous acquisition completed by our French business.

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

Consulting Services delivers innovative, results-driven real estate solutions that align strategically and tactically with clients' business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as mergers and acquisitions, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients.

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

We provide Energy and Sustainability Services to occupiers and investors to help them develop their corporate sustainability strategies, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design ("LEED") construction or retrofits and provide sustainable building operations management. We have more than 1,500 energy and sustainability accredited professionals. Cumulatively, we have helped our U.S. clients reduce greenhouse gas emissions by an estimated 11.9 million metric tons and saved them an estimated $2.5 billion in energy costs from 2007-2013 (see jll.com/sustainability for details). In 2013 alone, we documented $39 million in estimated energy savings for our U.S. clients and reduced their greenhouse gas emissions by 220,000 tons. Our sustainability teams worked on a total of 1,852 buildings, a 33% increase compared to 2012.

We generally negotiate compensation for Energy and Sustainability Services for each assignment based on the scale and complexity of the project or shared savings.

LASALLE INVESTMENT MANAGEMENT

Our global real estate investment management business, a member of the JLL group that we operate under the brand name of LaSalle Investment Management, has three priorities:

•	Deliver superior performance,

•	Develop and execute investment strategies that meet the specific investment objectives of our clients, and

•	Deliver uniformly high levels of service globally.

We provide investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2014, LaSalle managed $53.6 billion of public real estate securities and private real estate assets, including debt and equity, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.

LaSalle provides clients with a broad range of real estate investment products and services in the public and private capital markets. We design these products and services to meet the differing strategic, risk/return and liquidity requirements of individual clients. The range of investment alternatives includes private investments in multiple real estate property types including office, retail, industrial, health care and multi-family residential, as well as investments in debt. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer indirect public investments, primarily in publicly traded real estate investment trusts ("REITs") and other real estate equities.

The geographic distribution of LaSalle's assets under management is as follows ($ in billions):

Separate Accounts	$29.7
Commingled Funds	11.9
Public Securities	12.0
Total Assets under Management	$53.6

We believe the success of our investment management business comes from our investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and strong client focus. We maintain an extensive real estate research department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. In addition to drawing on public sources for information, LaSalle's research department utilizes the extensive local presence of JLL professionals throughout the world to gather and share proprietary insight into local market conditions.

The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 19 countries across the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.

Private Investments in Real Estate Properties (Separate Accounts and Fund Management)

In serving our investment management clients, LaSalle is responsible for the acquisition, management, leasing, financing and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including 12 funds that invest in assets in the Americas, 10 funds that invest in assets located in Europe and seven funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for whom we manage private real estate investments.

LaSalle is the advisor to Jones Lang LaSalle Income Property Trust, Inc., a non-listed real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments.

As of December 31, 2014, LaSalle had approximately $41.6 billion in assets under management in commingled funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside the investments of clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. At December 31, 2014, we had a total of $297.1 million of investments in real estate ventures that are included in LaSalle's $53.6 billion of assets under management.

We may engage in merchant banking activities in appropriate circumstances. These involve making investments of the Firm's capital to acquire properties in order to seed investment management funds before they have been offered to clients. Historically, we have done this substantially through investment vehicles such as LaSalle Investment Company II ("LIC II") as further described in Note 5, Investment in Real Estate Ventures within the Notes to Consolidated Financial Statements. We may also provide investment capital directly, as we have increasingly done more recently.

LaSalle conducts its operations with teams of professionals dedicated to achieving specific client objectives. We establish investment committees within each region whose members have specialized knowledge applicable to underlying investment strategies. These committees must approve all investment decisions to make private market investments. We utilize the investment committee approval process for LaSalle's investment funds and for all separate account relationships.

LaSalle is generally compensated for investment management services for private equity investments based on capital invested and managed (known as advisory fees), with additional fees (known as incentive fees) tied to investment performance above benchmark levels. In some cases, LaSalle also receives fees tied to acquisitions. The terms of contracts vary by the form of investment vehicle involved and the type of service we provide. Our investment funds have various life spans, typically ranging between five and nine years, but in some cases they are open-ended. Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements that are linked to the market value of the assets under management, plus in some cases incentive fees.

Investments in Public Equity

LaSalle also offers clients the ability to invest in separate accounts focused on public real estate equity. We invest the capital of these clients principally in publicly traded securities of real estate investment trusts and property company equities. As of December 31, 2014, LaSalle had approximately $12.0 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.

REVENUE SUMMARY

For the year ended December 31, 2014, we generated a total of $4.7 billion of fee revenue, meaning revenue net of gross contract costs for vendor and subcontract costs that are included in revenue and expense, from the following RES product categories and LaSalle:

COMPETITION

As the result of our significant growth over the previous decade, we are now one of the two largest real estate services and investment management providers on a global basis. We believe that other similar global providers are significantly smaller in terms of revenue than either of us. We believe that JLL's geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best firm in our industry.

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

Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. Our goal is to provide each client with a single point of contact at our firm, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence.

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

Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly-owned offices with directly employed personnel, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations on six continents and over 230 corporate offices, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within JLL.

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

Industry-Leading Research Capabilities. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. With approximately 350 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics of commercial real estate. Research also plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of the Internet and social media techniques, to make our research, services and property offerings more readily available to our people and our clients.

We believe that our investments in research, technology, people and thought leadership position our Firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle relies on our comprehensive understanding of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation and thought leadership in sustainability helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors and developers.

Delivery of innovative solutions and consistent worldwide service (including through applications of technology). We believe that our globally coordinated investments in research, technology, people, quality control and innovation, combined with the fact that our offices are wholly-owned (rather than franchised) and our professionals are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients' real estate investment and services needs exist.

Based on our general industry knowledge and specific client feedback, we believe we are recognized as an industry leader in technology. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, FutureView (sm), our global portfolio optimization tool, allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our firm's sophisticated local market forecasts. OneView by JLL (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate and the services we provide to them.

Connect (sm), our intranet technology, offers our employees easy access to the Firm's policies, news and collective thinking regarding our experience, skills and best practices. We also have implemented globally integrated systems for finance, human resources, and client relationship management, as well as securities management and trading systems for our investment management business.

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

Maximizing Values of Real Estate Portfolios. To maximize the values of our real estate investments, LaSalle capitalizes on its strategic research insights and local market knowledge to develop an integrated approach that leads to innovative solutions and value enhancement. Our global strategic perspective allows us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantageous perspective on implementing buying and selling strategies. During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our clients' assets based on an informed opinion of rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.

Strong Brand and Reputation. In 2008, we introduced a new global brand positioning and visual identity to further differentiate us from our competitors. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize JLL's ability to reliably create value in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the JLL and LaSalle brands represent a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join us around the world.

During 2014, we introduced the more formal use of the name "JLL," together with refreshed logos for both JLL and LaSalle, across our businesses. The JLL name, which is also our New York Stock Exchange ticker symbol, has been used informally for a number of years, and we will use it in co-existence with "Jones Lang LaSalle," which remains our legal name. Using the shorter JLL name represents its adaptation to different communication styles in different countries, languages and channels, and especially the use of digital and online channels for marketing and communications.

We believe we hold the necessary trademarks worldwide with respect to the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" names and the related logos, which we expect to continue to renew as necessary. We have obtained the right to use the top level domain names of each of ".jll" and ".lasalle" from the Internet Corporation for Assigned Names and Numbers ("ICANN") and are in the process of negotiating formal usage agreements, after which we will move toward implementation.

Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that allow us to maintain investment grade financial ratings. We believe that confidence in the financial strength of long-term service providers has become increasingly important to our clients. We believe that clients are increasingly making financial strength an important criterion when they select real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.

We also believe that our geographic dispersion and the range of our global service offerings diversify the sources of our revenue, reducing the overall inherent volatility of operating a real estate services business. This creates an additional measure of financial stability relative to other firms with more limited service offerings or that are only local or regional and therefore must rely on the strength of fewer different markets and services.

For a number of years, we have maintained investment grade ratings from S&P and Moody's Investor Services, Inc. In December 2014, S&P announced that it had raised JLL's investment grade credit rating to BBB from BBB-. JLL's issuer and senior unsecured ratings from both S&P (BBB) and Moody's Investors Service (Baa2) are now aligned. Our primary source of credit is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2014 had a borrowing capacity of $1.2 billion and a maturity date of October 2018. Subsequent to December 31, 2014, we amended and expanded the Facility; refer to Note 15, Subsequent Events, within the Notes to Consolidated Financial Statements for additional discussion. During 2012, both to diversify our sources of credit and take advantage of historically low interest rates, we issued $275.0 million of long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.

Employee Engagement. As a business whose primary asset is the expertise and capabilities of its people, it is important to periodically measure and evaluate the level of our employee engagement, their performance enablement, as defined below, and the effectiveness of our managers. We conducted our most recent comprehensive survey in full during the summer of 2012 and an abbreviated update survey during 2013. For both of those surveys, we used an outside provider to conduct the study and then assist us in evaluating the results.

Using our outside provider's definitions:

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

In our 2013 update survey, 81% of respondents either agreed or strongly agreed that, "Overall, I am extremely satisfied with this company as a place to work." This was up 6% from the previous year and 10% above the global norm measured by our outside provider.

Strong governance, enterprise risk management and integrity. Our overlapping and communicative senior management and Board of Directors structure promotes an environment of best practices in corporate governance and controls. We believe that these attributes allow us to infuse a culture of internal communication and connectivity throughout the organization that is unparalleled in our industry.

Successful management of any organization's enterprise risks is critical to its long-term viability. We seek to promote, operate and continually improve a globally integrated enterprise risk management model that optimizes our overall risk/reward profile through the coordinated and sophisticated interaction of business and corporate staff functions.

Related to our governance and enterprise risk management efforts, we believe in uncompromising integrity and the highest ethical conduct. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for our company.

Sustainability leadership. We have over 180 professionals dedicated to sustainability services for our clients. Beyond this, we are increasingly integrating sustainability into our own operations as well as the core real estate services we deliver across the Firm. An example is the sustainability experts in Project and Development Services who manage green building certifications and the creation of central sustainability roles to embed sustainability throughout the advice we give. Another example is the efforts that LaSalle is making to solidify its leadership role in responsible investing and sustainable best practices with the assets it acquires and manages for clients. Our overall leadership in sustainability is evidenced by our significant thought leadership, technology, awards and industry involvement.

With sustainability as a key focus, we invest heavily in our research and thought leadership to guide our clients' real estate investment and occupation strategies. We continue to develop influential sustainability research that supports our clients and contributes to the wider industry. Our global publications serve as good examples of our progress, including the Global Sustainability Perspective, the Real Estate Sustainability Transparency Index and the Green Blog. We also maintain partnerships with nearly 50 sustainability organizations and initiatives to further our own and our clients' sustainability commitments. These include global efforts such as the World Green Building Council as well as numerous local green building councils.

In our Energy and Sustainability Services business, we have developed industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (1) OneView Energy and Sustainability Analytics help us manage an ever-increasing volume of sustainability data on behalf of our clients around the globe; (2) Portfolio Energy and Environmental Reporting System, ("PEERS") provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment; (3) Environmental Sustainability Platform is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption; and (4) IntelliCommand is a powerful platform that combines smart technology with building operations expertise and execution to provide 24/7 real-time remote monitoring and control of facilities. These demonstrate our global expertise in the provision of technology solutions and advance our role in addressing such global challenges and opportunities as climate change and smart buildings. Using our proprietary sustainability platforms, we helped our clients measure and improve their environmental impact in approximately 126,000 buildings as of 2013.

Our sustainability consulting services benefit a wide range of clients including, for example, Leasing clients who commission green leases, green interior design and green assessments of prospective buildings; Capital Markets and Investment Management clients who want green building valuation assessments; and Project and Development Services clients who request retrofits to existing buildings.

INDUSTRY TRENDS

Since 2010, commercial real estate markets have broadly recovered around the world, although at different speeds and different levels of strength. As indicated by the Property Clocks (sm) published by JLL's research team and provided below, commercial values in most markets continued to rise through 2014, though at varying rates of growth.

Global capital flows for investment sales by region, below, indicate that volumes have continued to expand since they reached their lowest levels in the wake of the global financial crisis. However, market dynamics reflect contrasting conditions between the capital markets and the leasing markets. The strong capital markets have been supported by globally low interest rates, which have been encouraged by the so-called "quantitative easing" by the U.S. Federal Reserve Bank.

On the other hand, the leasing markets have been flatter since corporations have remained financially cautious in terms of commitments to space expansions and have also been focused on space optimization as a means to control cost and improve productivity.

We define market volumes for Leasing as gross absorption of office real estate space in square meters for the United States, Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the US dollar equivalent value of investment sales transactions globally in the office, retail, industrial, hotels, mixed-use and certain other asset classes

(excluding entity-level transactions, development deals and multi-family residential investment), for individual property assets or portfolios of assets with a value above $5 million. Our research professionals aggregate this market volume information from a number of sources globally and make it publicly available through the quarterly publication of our Global Market Perspective reports. In assessing our market share performance, we compare our own Leasing and Capital Markets revenue performance to the market volume performance in a region or globally to determine whether we are growing faster than the overall market.

During 2011 and 2012, additional uncertainty was injected into the markets by the political and economic challenges that arose within the European Union, particularly as they influenced the credit quality of sovereign bonds issued by various European countries and the stability and liquidity of European banks. These pressures seemed to abate somewhat during 2013, but later in 2014 there have been indications of renewed weakness in the Eurozone as currencies have fallen and deflation concerns have surfaced. Significant negative developments occurred during 2014 in the relationship between Russia, on the one hand, and the United States and European countries on the other, with sanctions being applied to trade with Russia and no clear path to any resolution in the foreseeable future. In late 2014, oil prices began to reduce significantly, which has put pressure on economies, such as Russia's, that rely on oil sales. Unemployment has continued to improve steadily in the United States, although wages have not improved commensurately. Interest rates remained very low in the United States and the equity markets were strong throughout 2014. Political change and uncertainty, combined with slower than previous growth, also have led to questions that largely remained during 2014 about the ability of certain countries in Asia, particularly China and India, to continue to develop at historical rates, with India showing signs of recovery with a more pro-business government now in place. Conditions in the Middle East remained unstable, or in some cases worsened, during 2014, and lower oil prices added uncertainty to the picture toward the end of 2014. Commercial interests in the business potential of the more stable African countries appeared to continue to expand during 2014, although the Ebola outbreak caused severe concerns in affected countries.

Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations have continued to pursue growth opportunities in international markets. Many are striving to control costs by outsourcing or off-shoring non-core business activities. Both trends have increased the demand for global real estate services, including facility management, tenant representation and leasing, and property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services - and consistently high service levels - in multiple markets around the world. The highly competitive marketplace for the services we provide, combined with financial pressures experienced by certain of our competitors have, however, continued to put negative pressure on fees within some of our service lines.

Additionally, real estate capital flows have become increasingly global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new opportunities for investment managers equipped to facilitate international real estate capital flows and execute cross-border real estate transactions. One example we have seen in particular is that London residential real estate has become a type of "reserve currency" for wealthy individuals from other countries who are seeking stability in their investment holdings, which we expect to continue as uncertainty increases within Russia and the Middle East.

Growth of Outsourcing. In recent years, outsourcing of professional real estate services has increased substantially, as corporations focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continues to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets.

In 2014, our Corporate Solutions business has continued to expand its client base as follows:

Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate. Many investors have shown a desire to commit their capital to investment managers willing to co-invest their own capital in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments.

We expect institutional capital to continue to flow into real estate as many institutional funds are currently under-allocated to real estate as an asset class and as interest rates have remained at historically low levels. We are also seeing institutional investors begin to consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle to larger managers such as LaSalle.

Industry Consolidation and Other Trends. We believe that consolidation in our industry will continue as the larger, more financially and operationally stable companies gain market share and become increasingly capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite of investors remains conservative. Additionally, selecting service providers with the best reputation for sustainability leadership, governance, enterprise risk management and ethics will become increasingly important. Operators and investors seeking efficiencies from developing their supply chains will want to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or anti-money laundering regulations.

EMPLOYEES

With the help of aggressive goal setting and performance measurement systems and training, we attempt to instill in all our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcount at December 31, 2014 and 2013 (rounded to the nearest hundred):

	2014	2013
Professional non reimbursable employees	24,800	21,900
Directly reimbursable employees	33,300	30,800
Total employees	58,100	52,700

Reimbursable employees include our property and integrated facility management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions, with the exception of approximately 1,400 directly reimbursable property maintenance employees in the United States. Approximately 40,800 and 36,700 of our employees at December 31, 2014 and 2013, respectively, were based in countries other than the United States.

INTELLECTUAL PROPERTY

We regard our technology and other intellectual property, including our brands, as a critical part of our business.

We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in foreign countries.

Consistent with our belief that we are recognized as an industry leader in technology as discussed above, we currently have a patented process in the United States for a "System and Method for Evaluating Real Estate Financing Structures" that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure. We also have a number of pending United States patent applications to further enable us to provide high levels of client service and operational excellence. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.

Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle" and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Our LaSalle Investment Management mark would expire in 2015 if we failed to renew it. Since these intellectual property rights are important to us, our intention is to renew these trademark registrations when the appropriate time comes.

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

Corporate Governance. We believe our policies and practices reflect corporate governance initiatives that comply with:

•	The listing requirements of the New York Stock Exchange ("NYSE"), on which our Common Stock is traded;

•	The corporate governance requirements of the Sarbanes‑Oxley Act of 2002, as currently in effect;

•	U.S. Securities and Exchange Commission ("SEC") regulations;

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act, as currently in effect; and

•	The General Corporation Law of the State of Maryland, where Jones Lang LaSalle is incorporated.

Our Board of Directors regularly reviews corporate governance developments and modifies our By-Laws, Guidelines and Committee Charters accordingly. As a result, over the past years we have adopted the following corporate governance policies and approaches that are considered to be best practices in corporate governance:

•	Annual elections of all members of our Board of Directors;

•	Annual "say on pay" votes by shareholders with respect to executive compensation;

•	Right of shareholders owning 30% of the outstanding shares of our Common Stock to call a special meeting of shareholders for any purpose;

•	Majority voting in Director elections;

•	Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director;

•	Required approval by the Nominating and Governance Committee of any related-party transactions;

•	Executive session among the Non-Executive Directors at each in-person meeting;

•	Annual self-assessment by the Board of Directors and each of its Committees; and

•	Annual assessment by the Company's senior executive management of the operation of the Board of Directors.

Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. In 2014, for the seventh consecutive year, we were also named to Ethisphere's list of the World's Most Ethical Companies.

We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given that our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.

Vendor Code of Conduct. JLL expects that each of its vendors, meaning any firm or individual providing a product or service to JLL or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the JLL Vendor Code of Conduct, which we publish in multiple languages on our website, www.jll.com. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain, including developing means by which we can efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers that we engage both for our own firm and on behalf of clients.

Corporate Sustainability. We encourage and promote the principles of sustainability everywhere we operate, seeking to improve the communities and environment in which our people work and live. We design our corporate policies to reflect the highest standards of corporate governance and transparency, and we hold ourselves responsible for our social, environmental and economic performance. These priorities guide the interactions we have with our shareholders, clients, employees, regulators and vendors, as well as with all others with whom we come into contact. We pursue our vision to lead the transformation of the real estate industry by making a positive impact both in and beyond our business.

We also work to foster an environment that values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our Firm's performance, the communities in which we operate and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds and embrace the varied experiences of all our employees.

Corporate Political Activities. Given the diversity of the Company's clients, shareholders, staff and other constituencies, the general approach of the Company is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, our use of corporate funds or other resources for political activities has been negligible. From time to time, the Company may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders.

Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION

JLL's Website address is www.jll.com. On the Investor Relations page on our website, we make available, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule14A, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. You also may read and copy any document we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC's Website address is www.sec.gov.

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

JLL intends to post on its website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.

Our Sustainability Report is available at www.jll.com/sustainability. Our latest report documents the Firm's achievements and challenges within both our services and operations. We take this seriously and are on a journey to embed sustainability deeply into our business. The report demonstrates how our approach aligns with our clients, adds value for shareholders and benefits our workforce and the wider community. We support five key sustainability focus areas: energy and resources; green buildings; client service excellence; community and supply chain; and workplace well-being and diversity. We adhere to best practice standards, including CDP (formerly the Carbon Disclosure Project), the Global Reporting Initiative G4 and the International Integrated Reporting Council.

INTEGRATED REPORTING

Initially as a pilot company from 2012-2014 and now as a part of the business network of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and our integrated thinking about how an organization's strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an initial attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Sustainability Report. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to provide confidence to our clients with respect to our transparency and fair dealing are summarized in our Transparency Report, which we first published in 2013. The behaviors and standards we expect of our employees and of the suppliers we engage for our own firm and on behalf of clients are presented in our Code of Business Ethics and our Vendor Code of Conduct. Our Corporate Facts document is intended to provide an overall summary of the information we believe will be of primary interest to our different stakeholders.

We intend this Annual Report to satisfy the requirements of the International <IR> Framework (the "Framework") issued by the IIRC in December, 2013 (www.theiirc.org). Following the Exhibit Index, we present a tie-sheet that cross-references the requirements in the Framework and the locations of our responses within this Annual Report.

Responsibility for Integrated Reporting. The Finance and Legal Services functions of our Company are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged the members of our Global Operating Board (the "GOB", which consists of the leaders of our corporate staff functions in addition to others and is described below in more detail, with respect to the preparation of the information presented in Items 1 (Business) and 1A (Risk Factors). In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.

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

Various factors over which we have no control significantly affect commercial real estate markets. These include (1) macro movements of the stock, bond, currency and derivatives markets; (2) the political environment; (3) government policy and regulations, in each case whether at local, national or international levels; and (4) the cost and availability of natural and non-renewable resources used to operate real estate. As an example, the severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. More recently, the Russian geopolitical developments have significantly impacted the economy in that country, with no clear resolution in sight, and therefore the willingness for multi-national companies to expand their businesses. Although commercial real estate markets in most major cities were stable to improved during 2014, primarily as a result of the low interest rate environment that has been encouraged by the activities of various central banks, their continued recovery has in some cases remained uncertain for various reasons. These include (1) significant uncertainties arising out of the ongoing financial and political challenges within the European Union; (2) stubbornly high unemployment and underemployment and/or low middle-class wage growth around the world, including within the U.S and various European countries in particular; (3) the relative slow-down in certain economies in Asia, including those of China and India; and (4) uncertainty added to the forecast for many economies, particularly in Russia and the Middle East, as the result of the sharp drop in oil and commodity prices later in 2014. Governments are responding to problematic situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate even as we did see continued improvement during 2014 and clear strength in the U.S. equities markets.

Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our GOB, which includes our Global Chief Financial Officer, our business segment Chief Operating Officers and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Resumption, Professional Standards, Communications and Corporate Sustainability. The GOB coordinates its enterprise risk activities with our Internal Audit function, whose leadership attends GOB meetings and facilitates quarterly risk assessments of our business in order to determine where to focus its auditing and advisory efforts.

Our Board of Directors and its Committees take active roles in overseeing management's identification and mitigation of the Company's enterprise risks. The Audit Committee focuses on the process by which management continuously identifies its enterprise risks and monitors the mitigation efforts that have been established. The Board focuses on substantive aspects of management's evaluation of our enterprise risks and the efforts we take to contain and mitigate them. Each of the Compensation Committee and the Nominating and Governance Committee also monitors and discusses with management those risks that are inherent in the matters that are within each such Committee's purview.

As a standing agenda item for its quarterly meetings, the Audit Committee discusses with management the process that has been followed in order to establish an enterprise risk management report. This report reflects (1) the then current most significant enterprise risks that management believes the Company is facing; (2) the efforts management is taking to avoid or mitigate the identified risks; and (3) how the Company's internal audit function proposes to align its activities with the identified risks. The management representatives who regularly attend the Audit Committee meetings and participate in the preparation of the report and the discussion include our (1) Chief Financial Officer, (2) General Counsel and (3) Director of Internal Audit. At the meetings, the Director of Internal Audit reviews with the Committee how the report has informed the decisions about which aspects of the Company Internal Audit will review as part of its regular audit procedures, as well as how various programmatic activities by Internal Audit have been influenced by the conclusions drawn in the report.

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

Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include (1) quarterly reviews by our GOB of operational errors and litigation situations so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (2) monthly reviews by our global team of Ethics Officers of internal ethics matters (starting in 2014, including the cost of investigating and resolving them) and general external ethics issues as well as consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to proactively address them; and (3) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions. One of the workstreams for the implementation of our Strategy

2020 Project, discussed in more detail above under "Company Overview," is our "Getting Safely to 2020" Program, by which we are seeking to instill across all of our business lines more consistent approaches to certain risk mitigation and governance techniques.

Seeking Opportunities in Risks. Risks in business can also mean opportunity if they can be translated into services that help clients mitigate their own risks and for which they are willing to pay fees that adequately compensate the provider for the risks being absorbed. An example of how we may be able to monetize the absorption of risks is our ability to charge fees for taking on, as principal, the risks of performance of subcontractors so that our clients do not have to bear them directly. Another example is our experience and ability to conduct business with integrity in emerging markets that are generally perceived to be less transparent, which allows us to charge fees to multi-national companies that want to expand their footprint into new markets with the assistance of service providers they can trust to protect their interests and act according to ethical and other best practices.

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

We could appropriately place some of the risks we identify in more than one category, but we have chosen the one we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss or the magnitude of any such loss. Certain of these risks also may give rise to business opportunities for the Firm, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.

External Market Risk Factors

GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Real estate markets are inherently cyclical. They correlate strongly to local and national economic and political conditions or, at least, to the perceptions and confidence of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic environment. Corporations that are under individual financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (1) reduce the size of their workforces, (2) reduce spending on capital expenditures, including with respect to their offices, (3) permit more of their staff to work from home offices, and/or (4) seek corresponding reductions in office space and related management services.

We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as the extent of governmental stimulus and regulatory responses. During the 2011-2014 period, the inability of the European Union to effect a sustainable resolution of the financial and political instability of certain of its member countries has prevented the return of a healthy level of confidence to its market, with some exacerbation of these issues resulting from the geopolitical uncertainty generated by the Russia, Crimea and Ukraine situation. Structural and political issues have similarly restrained a robust recovery in the United States, which has experienced gradual employment growth but wage stagnations, and have resulted in inconsistent and less robust development of certain Asian markets, including in China and India, although the business climate has improved in India during 2014 with the election of a government perceived to be more pro-business. We have been able to continue to grow our business largely by gaining market share and as the result of targeted acquisitions. We have been able to take advantage of the buoyant capital markets that have resulted from continued central bank-influenced low interest rates, and in 2014 the leasing markets also recovered generally within central business districts, where we are an historically strong participant. These dynamics have been favorable to our LaSalle business too, particularly as they have helped us raise new capital to invest and sell properties into strong markets, which benefits our clients and generates incentive fees and equity earnings. On the other hand, our business in Russia and Ukraine has been negatively impacted by the general economic and political situation in those countries although our revenues from them represent a small portion of our total global revenues.

The speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectivity that has resulted from the immediacy and availability of information permitted by the Internet and social media, among other reasons. This has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature. A recent example has been the fast drop in oil prices that occurred at the end of 2014, which has complex potential ramifications in many of the countries in which we conduct business, although it is unclear how they will ultimately filter through to our specific markets.

Negative economic conditions and declines in the demand for real estate and related services in several markets or in significant markets could have a material adverse effect as a result of the following factors:

•	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our Capital Markets business in our RES segments as well as our LaSalle business, although not necessarily always negatively. For example, credit contractions such as those that took place during the recent global financial crisis, negatively impact real estate pricing and transaction volumes, which will reduce our Capital Markets fees. Additionally, a continued bias by investors toward conservatism means that their appetite for core investment products, which is a LaSalle strength, remains noticeably higher than for opportunistic or speculative products.

•	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (1) investment management fees, a significant portion of which is generally based upon the performance of investments and net asset values, and (2) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels and other businesses for arranging acquisitions, dispositions and financings, and (3) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees and can also restrict our ability to employ capital for new investments in current funds or establish new funds.

The general decline in the value and performance of real estate negatively impacted the value of our own co-investments during 2009 and 2010. As real estate markets have generally improved since 2010, we have seen the value of these investments return, as reflected in the increase in our equity earnings recognized over the last four years. The continued conservatism of corporate occupiers to commit to new space, and their desire to derive more productivity from the same, or a sometimes reduced, real estate footprint, made our Agency Leasing business more challenging during 2013 but it recovered during 2014 as low interest rates and the strength of the U.S. equity markets brought confidence back to corporate occupiers.

Historically for companies in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work done prior to the decline, as well as pressure from investment management clients regarding performance.

•	Decline in Value of Real Estate Securities
A general decline in the value of real estate securities (for example, REITS) will have a negative effect on the value of the portfolios that our LaSalle business manages, and any securities held in accounts that LaSalle manages, and therefore the fees we earn on assets under management. In addition, a general decline in the value of real estate securities could negatively impact the amount of money that investors are willing to allocate to real estate securities and the pace of engaging new investor clients.

•	Cyclicality in the Real Estate Markets; Lag in Recovery Relative to Broader Markets
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has continued to be highly sensitive to market perception of the global economy generally and our industry specifically. Real estate markets are also thought to "lag" the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. This may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

•	Effect of Changes in Non-Real Estate Markets
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds will be negatively impacted. For those investors who seek to maintain real estate as a relatively fixed percentage of their portfolios and will periodically rebalance in order to do so, the so-called "denominator effect" can lead to either (1) selling real estate when the equity markets are weak since that can make real estate investments too great of a proportion of their portfolios or (2) buying real estate when equity markets are strong in order to maintain the desired percentage relative to other assets. A low interest rate environment, such as we have experienced in recent years, can make yields from real estate more attractive compared to bonds and that has supported REIT stocks.

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

New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies, aggressively recruit our people at above-market compensation or provide services that gain greater market acceptance than the services we offer. Some of these may come from non-traditional sources, such as information aggregators. In order to respond to increased competition and pricing pressure, we may have to lower our prices, loosen contractual terms (such as liability limitations), develop our own innovative approaches to mining data and using information, or increase compensation, which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.

Our industry has continued to consolidate, as evidenced by alliances in recent history that have resulted in the Grubb Newmark Knight Frank business and the merger between DTZ and Cassidy Turley, both of which included firms that had previously had significant financial problems but were able to recapitalize and reposition themselves. There is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. For example, in 2011 we completed the significant acquisition of King Sturge in Europe after having considerably slowed our acquisition activity from 2008 through 2010. During 2012, 2013 and 2014, we completed four, five, and ten acquisitions, respectively. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. We have found it relatively more challenging to identify appropriate acquisition candidates in our investment management business than we have been able to do in our RES business. In any event, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.

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

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete have led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects have continued to moderate through 2014, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States, China, India, Russia or the Middle East, including as a result of the uncertain results of significantly lower oil prices.

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

The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us. We are also subject to misappropriation of one of the names or trademarks we own by third parties that do not have the right to use them so that they can trade off of the goodwill we have built up in our intellectual property, and our efforts to police usage of our intellectual property may not be successful in all situations.

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

As a result of growth in our property management and integrated facility management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. We continued to experience a level of seasonality in 2014 that was similar to previous years. We are unable to predict whether the dynamic nature of the markets in which we operate, or any change in their economic or political structures, will have a material effect on the historical seasonality of our business in 2015 and beyond.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.

We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, regulatory, tax and business environments can be altered quickly and dramatically. For example, continuing political activities in Russia and separately in various Middle Eastern countries have significantly disrupted business activity in those countries. Also, in recent years there have been significant political changes in a number of countries, including the U.S. and India as examples, resulting in changes to financial, tax, healthcare, governance and other laws that may directly affect our business and continue to evolve. Starting in the second half of 2011, debate arose about the continued viability of the European Union and the euro currency, and uncertainties remain about how this situation may ultimately be resolved.

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

In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn also significantly added to the deficit spending of certain governments in countries where we do business and has called into question the creditworthiness of some countries, which has not entirely gone away as an issue. More recently, particularly in Europe, governments instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which resulted in social unrest. The social unrest as the result of the implementation of the austerity programs has diminished and some European countries seem to have emerged successfully. There has been some speculation that one or more European countries may stop using the euro as its currency. The United States and the European Union have instituted various sanctions against Russia as a result of that country's actions with respect to Ukraine and Crimea. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop further.

In addition, terrorist activities have escalated in recent years and at times have affected cities in which we operate. The 2008 terrorist attack in Mumbai, India, where we have a presence, is an example and there have been serious situations in other cities where we have operations, including London, Boston, Paris, Sydney, Ottawa and Moscow. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.

Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS and influenza, or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services. During 2014 the Ebola epidemic in certain countries in Africa caused significant concern globally, although so far it has been contained within Africa.

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

INFRASTRUCTURE DISRUPTIONS.

Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, information technology, transportation or other services used by JLL or third parties with which we conduct business. It may also include disruptions as a result of natural disasters such as hurricanes, earthquakes and floods, whether as a result of climate change or otherwise, political instability, general labor strikes or turmoil, cyber-attacks or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world's largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. An example during 2012 was Hurricane Sandy, which disrupted our own operations in the Northeast United States and caused significant flooding damage to buildings we manage for clients in lower Manhattan, some of which took significant periods of time to recover fully. During 2013 and 2014, Asia experienced significant, and in some cases unprecedented, typhoon activity.

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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a Company office, our disaster recovery plans increasingly rely on the availability of the Internet (including "cloud" technology) and mobile phone technology, so the disruption of those systems, such as because of a cyber-attack, would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York and Florida.

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

While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks, (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced, (3) decides to reduce its operations or its real estate facilities, (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations, (5) decides to change its providers of real estate services or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's securities business and for Jones Lang LaSalle Income Property Trust, Inc., which are both dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.

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

The global economic downturn was an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks and insurance companies, and companies in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover. Political and financial issues in the European Union have continued to negatively impact the financial condition of companies conducting significant operations in European countries as the result of contractions in government spending, reduced liquidity from banks and social unrest. More recently, actions taken by Russia with respect to Crimea and Ukraine have led to economic sanctions by the United States and the European Union against Russia, which have impacted the Russian economy and the ability and willingness of businesses in that country to continue to conduct business.

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

We have certain business lines, such as valuations and lease administration, where the size of the transactions we handle is much greater than the fees we generate from them. As a result, the consequences of errors that lead to damages can be disproportionately large in the event our contractual protections or our insurance coverage are inadequate to protect us fully.

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

In the event we perform services for clients without executing sufficient contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting purposes, and we may not be able to effectively limit our liability in the event of client disputes. If we perform services for clients that are beyond, or different from, what were originally contemplated in the governing contracts (known as "scope creep"), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain could increase substantially and the availability of future coverage could be negatively impacted.

CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.

An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2014, we have potential unfunded commitment obligations of $176.2 million to fund future co-investments. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.

We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks.

Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital that we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $2.4 million, $6.5 million, and $7.9 million for the years ended December 31, 2014, 2013, and 2012, respectively, primarily representing our co-investment share of the impairment charges against individual assets held by our real estate ventures. In contrast, as real estate investments benefited from benign interest rate environments globally and continuing recovery in many of our markets, for the year ended December 31, 2014 we recognized equity earnings from our co-investments of $48.3 million.

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

•
We make co-investments in real estate in many countries, and this presents risks as described above in "External Market Risk Factors." This may include changes to tax treaties, tax policy, foreign investment policy or other local political or legislative changes that may adversely affect the performance of our co-investments. The global economic downturn increased the chances of significant changes in government policies generally, the effects of which are inherently difficult to predict. The financial pressures on government entities that have resulted from weak economies and deficit spending may lead taxing authorities to more aggressively pursue taxes and question tax strategies and positions.

•
We generally make co-investments in the local currency of the country in which the investment asset exists. We will therefore be subject to the risks described below under "Currency Restrictions and Exchange Rate Fluctuations."

In certain situations, although they have been relatively limited historically, we raise funds from outside investors where we are the sponsor of real estate investments, developments or projects. To the extent we return less than the investors' original investments because the investments, developments or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors are able to invest may increase this risk.

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

An example of a potential conflict of interest situation is that in the ordinary course of its business, LaSalle hires property managers for the investment properties it holds on behalf of clients. In that case, it may hire JLL to provide such services or it may hire a firm that is a competitor of JLL. In the event it retains JLL, it may appear to have a conflict of interest with respect to the selection. As a fiduciary with respect to its client funds, LaSalle resolves such potential conflicts by acting independently of JLL and following certain internal procedures designed to select the service provider that can best represent the interests of the investment management client or fund.

Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established joint ventures or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage and vendors to those buildings. Although we fully disclose our arrangements and do not require anyone to use the insurance services, JLL has a financial interest in the placement of insurance with such third parties and therefore we may be deemed to have certain conflicts of interest.

There are occasions when one JLL team represents the landlord of a building in leasing its space and a separate JLL team represents a tenant that is considering, or selects, space in that building. In those situations, we fully disclose our dual roles to both clients, obtain their informed consent to continue and put "ethical wall" and other protections in place (such as ring-fenced compensation protocols) so that each client benefits from the zealous representation by its JLL team.

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

CLIENT AND VENDOR DUE DILIGENCE.

There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws. An example would be the attempt by a client to "launder" funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Additional examples are (1) our inadvertently doing business with a client that has been listed on one of the "prohibited persons" lists now issued by many governments around the world and (2) our inadvertently doing business with a private client or governmental entity within a country that is prohibited under applicable regulations such as those published in the United States by the Office of Foreign Asset Control ("OFAC"). We may also from time to time legally invest the sovereign wealth funds of a government entity client which is subsequently deemed to be inappropriate either from a reputational or legal standpoint.

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

Our efforts to evaluate clients, vendors and government entities before doing business with them in order not to do business with a prohibited party, or within a prohibited country, and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. The ability to conduct diligence is inherently diminished in less developed countries with lower level of transparency and fewer public records. Additionally, it is not always possible to accurately determine the ultimate owners or control persons within our clients' organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.

BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.

We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority ("FCA") regulates the conduct of investment businesses and the Royal Institute of Chartered Surveyors ("RICS") regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the SEC and in other countries by similar securities regulatory authorities. The real estate investment trust managed by LaSalle that we launched during 2012 under the name of Jones Lang LaSalle Income Property Trust, Inc. increased our exposure to these types of regulations.

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

The Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended ("Section 13(r)"). Section 13(r) requires disclosure where we or any of our affiliates have knowingly engaged, among other things, in certain transactions involving Iran, the Government of Iran, or persons or entities designated under certain executive orders. We must also file a notice with the SEC if any disclosable activities under Section 13(r) have been included in an annual or quarterly report. Section 13(r) applies to all annual and quarterly reports required to be made after February 6, 2013, and applies to all contracts, including those in existence on or before that date.

U.S. laws and regulations govern the provision of products and services to, and other trade-related activities involving, certain targeted countries and parties. These measures include U.S. economic sanctions targeting Iran, to which the Company is subject. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries that are subject to embargoes and sanctions or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" ("SDN List") maintained by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC").

In 2013, a U.K. subsidiary of the Company received payment for providing U.K. local property rating valuation services for a London property owned by the National Iranian Oil Company ("NIOC") and certain of its affiliates, which appear on OFAC's SDN List. The Company's compliance personnel identified this activity. Since learning of this activity, our senior management terminated the provision of any services to NIOC, and the Company does not otherwise intend to continue the services to NIOC or to otherwise engage in Iran-related activity contrary to applicable rules and regulations. The gross revenue and net profits attributable to these activities were approximately £3,500 and £1,153, respectively. Such sales involving NIOC are insignificant to our overall business and were inadvertently made in violation of our own internal corporate policies. The Company submitted a report of voluntary disclosure to OFAC regarding these transactions.

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

These risks also apply separately to the real estate investment trust we launched during 2012 that is managed by LaSalle. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company albeit not one separately listed on a stock exchange.

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

COMPUTER AND INFORMATION SYSTEMS; MANAGEMENT OF DATA.

Our business is highly dependent on our ability to process transactions, gather and disseminate information and manage various types of client and other data across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, deliberate attempts to disrupt our computer systems through "hacking" or other forms of cyber-attack, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of "cloud" computing whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber-attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. During 2013 and 2014, some major corporations reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. We are also increasingly recognizing both the challenges and opportunities involved in mining the data in our systems so that we "know what we know" and can use that knowledge for the benefit of our clients and our organization in the most sophisticated possible ways.

Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information. Cyber-attacks may also be directed at disrupting our operations.

To the extent that our technology systems interact with those of our clients, they may face similar potential problems and losses as the result of cyber-attacks through our systems that then impact their systems. Certain of the high-profile cyber-attacks at other companies have come through the systems of suppliers.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to one or more successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation; and reputational damage adversely affecting client or investor confidence.

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

The Firm has implemented significant new financial, human resources, client relationship management, payables processing, securities management and trading and intranet software systems on a worldwide basis, and is in the process of transitioning various significant processes to these new systems. This implementation is complex and involves continuously evolving processes. If the Firm does not implement these new systems effectively, or if any of the new systems do not operate as intended, the effectiveness of the Firm's financial reporting or internal controls could be materially and adversely affected.

Our business is also dependent, in part, on our ability to deliver to our clients the efficiencies and convenience that technology affords. The effort to gain technological expertise and develop or acquire new technologies requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors do, we could lose market share. We are increasingly dependent on the Internet and on intranet technology to gather and disseminate critical business information publicly and also to our employees internally. In the event of technology failure, including a failure of outsourced "cloud" computing, or our inability to maintain robust platforms, we risk competitive disadvantage.

The proliferation of social media and different types of mobile hardware devices have increased the technology risks that all companies face, including as the result of the failure of staff to understand how to use them appropriately, which can result in the inadvertent disclosure of confidential information and the possible contract breaches and reputational damage that can result. A significant aspect of our protection against hacking relies on our people managing their passwords carefully and not inadvertently assisting in "phishing" attempts designed to provide access to our systems, and our efforts to train our people and provide appropriate encryption and other protections of mobile devices may not be sufficient to prevent unauthorized access.

RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.

Since 2005, we have completed over 60 acquisitions as part of our global growth strategy. In July 2008, we acquired Staubach Holdings Inc., a U.S. real estate services firm specializing in tenant representation. In 2011, we completed eight acquisitions including the acquisition of United Kingdom-based international property consultancy King Sturge. In addition to King Sturge, we completed acquisitions within the United States, South Africa, Australia, Singapore and Indonesia. During the period from the beginning of 2012 through the end of 2014, collectively, we completed 19 acquisitions, in the United States, Australia, Japan, Singapore, Malaysia, England, France, Sweden, Spain and Portugal. As long as a reasonable level of confidence remains within the markets, we believe that additional acquisition opportunities will emerge from time to time and that our industry will continue to consolidate.

Acquisitions subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

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

•	Addition of business lines in which we have not previously engaged (for example, general contractor services for "ground-up" construction development projects); and

•	Potential impairment of intangible assets, which could adversely affect our reported results.

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

To a much lesser degree, but nevertheless occasionally, we have entered into joint ventures in order to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and on-going relationship with the joint venture partner(s) given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Given a particular structure, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interest, it could harm our brand, business, results of operations and financial condition.

ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.

The Firm's operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising fuel prices which make it more expensive to power our corporate offices.

Given that the Firm's own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost to the Firm of climate change disclosure and carbon reporting will increase over time.

We anticipate that the potential effects of climate change will increasingly impact the decisions and analysis that LaSalle makes with respect to the properties it considers for acquisition on behalf of clients since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work that JLL does for clients to the extent it is relevant to the decisions our clients are seeking to make.

We are not aware of any material noncompliance with the environmental laws or regulations currently applicable to us, and we are not the subject of any material claim for liability with respect to contamination at any location. However, these laws and regulations may discourage sales and leasing activities and mortgage lending with respect to some properties, which may adversely affect both us and the commercial real estate services industry in general. Environmental contamination or other environmental liabilities may also negatively affect the value of commercial real estate assets held by entities that are managed by our investment management business, which could adversely affect the results of operations of this business segment.

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

Declining air quality in major cities, Beijing being an example, may have consequences for our business in various ways, including the need to respond to new regulations that affect the management of buildings, declines in the desire of investors or corporates to invest in or occupy properties in such cities, and our ability to retain staff in locations that may be relatively undesirable as a place to live.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.

If we are not able to continue to successfully operate under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition, acquisitions and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have their controls attested to by their independent registered public accounting firm on an annual basis. We have evaluated our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2014. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent registered public accounting firm with respect to our internal controls over financial reporting.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, and business methods. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. In particular, we hold various trademarks and trade names, including our principal trade name, "JLL." If our registered trade name were to expire or terminate, our competitive position in certain markets may be materially and adversely affected. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, tablets and smartphones, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access by "hacking" or other type of cyber attack, to steal information and use it to the disadvantage of our Firm or our people. We believe that the risk from cyber attacks has increased significantly as some major companies during 2013 and 2014 reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences.

Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third party "cloud" servers, as well as the proliferation of social media techniques, tend to exacerbate these risks. On the other hand, cloud capabilities also allow us to do more monitoring of our email and other knowledge storing mechanisms in order to pro-actively detect misuse of our intellectual property, and we are in the process of implementing certain additional monitoring systems, as well as various data analytics designed to detect potential conflicts of interests and other inappropriate behaviors. While we believe these activities are beneficial from the perspective of protecting our assets, including clients' intellectual property to which we may have access, these activities carry certain risks related to compliance with privacy and other applicable regulations in certain countries.

Financial Risk Factors

WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.

As of December 31, 2014, we had the ability to borrow, from a syndicate of lenders, up to $1.2 billion on an unsecured revolving credit facility. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 1.00% to 1.75% basis points. At December 31, 2014, we had outstanding letters of credit of $22.0 million under the Facility and no outstanding borrowings. Our average outstanding borrowings under the Facility were $357.0 million during the year ended December 31, 2014 at an effective interest rate of 1.2%. Subsequent to December 31, 2014, we amended and expanded the Facility; refer to Note 15, Subsequent Events, within the Notes to Consolidated Financial Statements for additional discussion. In addition to the Facility, we also have $275.0 million of unsecured long-term senior notes (the "Notes") that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).

Our outstanding borrowings under the Facility fluctuate during the year primarily due to varying working capital requirements. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically the Firm's seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use the Facility to fund such purchases.

The terms of the Facility, and to a lesser degree the Notes, contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to:

•	Encumber or dispose of assets;

•	Incur significant additional indebtedness;

•	Make significant investments;

•	Engage in significant acquisitions.

In addition, the Facility requires that we comply with various financial covenants, including minimum leverage and cash interest coverage ratios.

If we are unable to make required payments under the Facility or required by the Notes, or if we breach any of the covenants, we will be in default, which could cause acceleration of repayment of outstanding amounts as well as defaults under other existing and future debt obligations.

DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.

We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Services based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under the Facility. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE.

LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains or losses we may recognize in future quarters is inherently unpredictable and relates to market dynamics in effect at the time. The speed with which the real estate markets worldwide turned from positive to negative starting in 2007 and continuing through 2009 is an example of the market volatility to which we are subject and over which we have no control. Further, as it relates to portfolio-specific results, the record magnitude of the combined incentive fees and equity earnings realized during the year ended December 31, 2014 is expected to moderate in future years. In the case of our commingled funds, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of the client mandate will determine the timing and size of incentive fees from one fund to another. For separate accounts, where asset management is ongoing, we also may earn incentive fees at periodic agreed-upon measurement dates, and they may be related to performance relative to specified real-estate industry benchmarks and/or absolute return benchmarks.

While LaSalle has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings as long as real estate markets remain healthy. However, it is likely that the volatility described above will continue. For example, in 2006, we recognized one very significant incentive fee from the long-term performance of a separate account where we had ongoing portfolio management. This incentive fee was payable only once every four years and was calculated based on the account's performance relative to a market index. Given the extraordinary fall in asset prices that many markets experienced starting in 2007, our incentive fees fell significantly through 2010, and since then have rebounded. Any declines may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although it is inherently difficult to predict with any confidence how all of these complicated factors will ultimately affect our future results.

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

VOLATILITY IN HOTELS AND CAPITAL MARKETS FEES.

We have business lines other than LaSalle that also generate fees based on the timing, size and pricing of closed transactions and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. For example, in 2007 our Hotels business generated one very substantial fee from the sale of a large portfolio of hotels on behalf of a particular client. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable.

LASALLE'S BANKING AND CLIENT RELATIONSHIPS.

Although not highly leveraged by general industry standards, the investment funds that LaSalle operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties, but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, we were generally successful in renegotiations to retain the management of substantially all fund properties, which has given additional time for values to recover. A similar phenomenon could occur in connection with future economic recessions or liquidity contractions.

Some clients of LaSalle that had open commitments to provide additional investments and that came under stress due to the financial downturn became less able financially to honor their commitments and sought to renegotiate the terms of their commitments or the fees that they pay. These activities did not result in materially adverse consequences to LaSalle or any of its funds. Clients adversely affected due to a future downturn may react similarly.

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

Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States totaled 59% and 56% of our total revenue for 2014 and 2013, respectively. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance that such hedging will be economically effective. We do not use hedging instruments for speculative purposes.

As currency forward and option contracts are generally conducted off-exchange or over-the-counter ("OTC"), many of the safeguards accorded to participants on organized exchanges, such as the performance guarantee of an exchange clearing house, are generally unavailable in connection with OTC transactions. In addition, there can be no guarantee that the counterparty will fulfill its obligations under the contractual agreement, especially in the event of a bankruptcy or insolvency of the counterparty, which would effectively leave us unhedged.

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

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK.

The unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world's largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to:

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

While these risks remain higher than they have been historically, we believe they have moderated as the financial markets have stabilized in recent years. During 2012, we also diversified some of the counterparty risk under the Facility by issuing the Notes, the proceeds of which were initially used to reduce the outstanding loans under the Facility. We believe counterparty financial risks still remain elevated due mainly to the potential liquidity issues within certain European financial institutions.

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

Additionally, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies was significantly called into question during the downturn (for example, in identifying and preventing "pyramid schemes," "bubbles" in different asset classes and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

POTENTIALLY ADVERSE TAX CONSEQUENCES; CHANGES IN TAX LEGISLATION AND TAX RATES.

We face a variety of risks of increased future taxation on our earnings as a corporate taxpayer in the countries in which we have operations. Moving funds between countries can produce adverse tax consequences in the countries from which and to which funds are transferred, as well as in other countries, such as the United States, in which we are potentially subject to the taxation of earnings of other countries' operations. Additionally, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.

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

Further, interpretations of existing tax law in various countries may change due to the activities of tax authorities, which we believe are generally increasing the level of examination activities of major corporations, and the decisions of courts. In addition, the views of the business community and the public on acceptable tax planning activities, expressed through increased media scrutiny and the activities of non-governmental activist organizations, may influence further changes in tax law, affecting corporate taxpayers broadly.

We face such risks both in our own business, but also in the investment funds that LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments that we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business in particular.

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

Under the Maryland General Corporation Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Shareholder") or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (2) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation's shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.

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

We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they are local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect. This is true not only with respect to individuals we employ directly, but also individuals who work for third party vendors whom we hire on behalf of clients, especially where we are acting in a principal capacity.

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

The worldwide credit crisis and economic recession caused us to restructure certain parts of our business in 2009, and to a lesser degree during 2010, in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These type of activities, which may recur in the future, present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated. In some cases, this can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

NONCOMPLIANCE WITH POLICIES; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF BUSINESS ETHICS.

The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics and our Vendor Code of Conduct, to monitor and enforce compliance with its provisions on a worldwide basis, and to ensure local compliance with United States and English laws that apply globally in certain circumstances. These include the U.S. Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002 in the United States and the Bribery Act in the United Kingdom.

Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect. Breaches of our Vendor Code of Conduct by vendors whom we retain as a principal for client engagements can also lead to significant losses to clients from financial liabilities that might result.

EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.

Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 58,000 employees, it is not always possible to successfully deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in incoming or outgoing bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

Because we often hire third-party vendors and suppliers to perform services for our own account or for clients, we are also subject to the consequences of fraud, bribery or misconduct by employees of our vendors, which also can result in significant financial or reputational harm (even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public Website, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with that Code.

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of broad economic stress such as we experienced particularly during 2008 and 2009. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft. We have increasingly experienced both types of attempts in recent years although none has caused us significant financial loss.

SCRUTINY OF EXECUTIVE COMPENSATION PROGRAMS; AND INFLUENCE OF SHAREHOLDER ADVOCACY GROUPS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have over 230 corporate offices worldwide located in most major cities and metropolitan areas as follows: 103 offices in 8 countries in the Americas (including 85 in the United States), 70 offices in 29 countries in EMEA, and 66 offices in 16 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties that we manage and are provided to us without cost.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol "JLL."
As of February 25, 2015, there were 58,136 beneficial holders of our common stock.
The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange and dividends paid by quarter.

	Stock Price Range
	High	Low	Dividends Per Share
2014
Fourth Quarter	$154.25	$118.79	$0.25
Third Quarter	$136.49	$123.45
Second Quarter	$126.96	$112.57	$0.23
First Quarter	$125.29	$101.17

2013
Fourth Quarter	$102.80	$82.68	$0.22
Third Quarter	$97.10	$82.15
Second Quarter	$100.02	$86.50	$0.22
First Quarter	$100.69	$85.56
Dividends
On December 15, 2014, we paid a semi-annual dividend of $0.25 per share of our common stock to holders of record at the close of business on November 14, 2014. JLL also paid a cash dividend of $0.23 per share of its common stock on June 13, 2014, to holders of record at the close of business on May 15, 2014. At JLL's discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company's Stock Award and Incentive Plan. There can be no assurance that future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by JLL's Board of Directors.
Transfer Agent
Computershare
P.O. Box 358015
Pittsburgh, PA 15252-8015
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of Cumulative Total Shareholder Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN AMONG JLL, THE S&P 500 INDEX AND OUR PEER GROUP

The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group that includes: 1) CBRE Group Inc. (CBG), a global commercial real estate services company that is publicly traded in the United States; 2) First Service (FRSV), the publicly traded parent of Colliers International, a global commercial real estate services provider; and 3) Savills Plc. (SVL.L), a real estate services firm that is traded on the London Stock Exchange. The graph below assumes that the value of the investment in JLL's common stock, the S&P 500 index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

	December 31,
	2009	2010	2011	2012	2013	2014
JLL	$100	139	102	141	172	253
S&P 500	$100	115	117	136	180	205
Peer Group	$100	182	144	167	205	250

Share Repurchases
We have made no share repurchases under our share repurchase program in 2014 or 2013.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenue	$5,429,603	4,461,591	3,932,830	3,584,544	2,925,613

Operating income	465,664	368,819	289,403	251,205	260,658

Interest expense, net of interest income	(28,321)	(34,718)	(35,173)	(35,591)	(45,802)
Equity earnings (losses) from real estate ventures	48,265	31,343	23,857	6,385	(11,379)
Income before provision for income taxes and minority interest	485,608	365,444	278,087	221,999	203,477
Provision for income taxes	97,588	92,092	69,244	56,387	49,038

Net income	388,020	273,352	208,843	165,612	154,439
Net income attributable to noncontrolling interest	1,957	3,487	793	1,228	537

Net income attributable to the Company	$386,063	269,865	208,050	164,384	153,902

Dividends on unvested common stock, net of tax	314	409	494	387	378
Net income available to common shareholders	$385,749	269,456	207,556	163,997	153,524

Basic earnings per common share before dividends on unvested common stock	$8.64	6.10	4.74	3.81	3.64
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$8.63	6.09	4.73	3.80	3.63
Basic weighted average shares outstanding	44,684,482	44,258,878	43,848,737	43,170,383	42,295,526

Diluted earnings per common share dividends on unvested common stock	$8.53	5.99	4.64	3.71	3.49
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$8.52	5.98	4.63	3.70	3.48
Diluted weighted average shares outstanding	45,260,563	45,072,120	44,799,437	44,367,359	44,084,154

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2014	2013	2012	2011	2010
Other Data:
EBITDA (1)	$605,995	476,119	390,783	338,807	319,937
Ratio of earnings to fixed charges (2)	6.93X	5.33X	4.26X	3.86X	3.73X

Cash flows provided by (used in):
Operating activities	$498,861	295,235	325,899	211,338	384,270
Investing activities	(187,938)	(164,212)	(151,252)	(389,316)	(90,876)
Financing activities	(203,029)	(128,388)	(208,741)	110,535	(110,760)

Assets under management (3)	$53,600,000	47,600,000	47,000,000	47,700,000	41,300,000
Total square feet under management	3,440,000	2,954,000	2,606,000	2,098,000	1,784,000

Balance Sheet Data:
Cash and cash equivalents	$250,413	152,726	152,159	184,454	251,897
Total assets	5,075,336	4,597,353	4,351,499	3,932,636	3,349,861
Total debt (4)	294,623	454,522	476,223	528,091	226,200
Deferred business acquisition obligations (5)	118,107	135,236	213,433	299,060	298,545
Total liabilities	2,652,767	2,406,544	2,392,243	2,238,256	1,777,926
Total Company shareholders' equity	2,386,797	2,179,669	1,951,183	1,691,129	1,568,931

(1) EBITDA represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as one of the primary metrics for evaluating debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA also is used in the calculations of certain covenants related to the Facility. However, EBITDA should not be considered as an alternative either to net income available to common shareholders or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Because EBITDA is not calculated under U.S. GAAP, our EBITDA may not be comparable to similarly titled measures used by other companies.
Below is a reconciliation of our net income to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
Net income attributable to common shareholders	$385,749	269,456	207,556	163,997	153,524
Interest expense, net of interest income	28,321	34,718	35,173	35,591	45,802
Provision for income taxes	97,588	92,092	69,244	56,387	49,038
Depreciation and amortization	94,337	79,853	78,810	82,832	71,573
EBITDA	$605,995	476,119	390,783	338,807	319,937

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA ($ in thousands):

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
Net cash provided by operating activities	$498,861	295,235	325,899	211,338	384,270
Interest expense, net of interest income	28,321	34,718	35,173	35,591	45,802
Provision for income taxes	97,588	92,092	69,244	56,387	49,038
Change in working capital and non-cash expenses	(18,775)	54,074	(39,533)	35,491	(159,173)
EBITDA	$605,995	476,119	390,783	338,807	319,937

(2) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.

(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported based on a one quarter lag.

(4) Total debt includes long-term borrowing under the Facility, Long-term senior notes and Short-term borrowing, primarily local overdraft facilities.

(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2014, with the only condition on these payments being the passage of time. We include these obligations in debt in the calculation of our leverage ratio under the Facility.

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
We present our Management's Discussion and Analysis in six sections, as follows:
(1)    An executive summary of our business;
(2)    A summary of our critical accounting policies and estimates;
(3)    Certain items affecting the comparability of results and certain market and other risks that we face;

(4)	The results of our operations, first on a consolidated basis and then for each of our business segments;
(5)    Consolidated cash flows; and
(6)    Liquidity and capital resources.
EXECUTIVE SUMMARY
JLL provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier, and investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 3.4 billion square feet worldwide. We deliver our array of RES product offerings across our three geographic business segments: (1) the Americas, (2) EMEA, and (3) Asia Pacific. Our fourth business segment, LaSalle, a member of the Jones Lang LaSalle group, is one of the world's largest and most diversified real estate investment management firms, with approximately $53.6 billion of assets under management across the globe.

In 2014, we generated revenue of $5.4 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in euros, British pounds, Australian dollars, Japanese yen, Hong Kong dollars, Singapore dollars and a variety of other currencies.

The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Occupiers)	Strategic Consulting and Advisory Services
Investment Management	Tenant Representation
Lease Administration	Transportation Management
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental ("public sector") entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. Through our LaSalle subsidiary, we invest for clients on a global basis in both publicly traded real estate securities and private assets.
See Item 1. Business for additional information on the services we provide, as well as our "Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise," our "Global Strategic Priorities," our "Competitive Differentiators," and "Industry Trends." See also Item 1A. Risk Factors, for the various risk factors that impact our business.

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

Revenue Recognition
The SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 104, provides guidance on the application of U.S. GAAP to selected revenue recognition issues. Additionally, the Financial Accounting Standards Board ("FASB's") Accounting Standards Codification ("ASC") 605-45, "Principal and Agent Considerations," provides guidance when accounting for reimbursements received from clients.

We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.

Some of the contractual terms related to the process of earning revenue from these sources, including potentially contingent events, can be complex and so require us to make judgments about the timing of when we should recognize revenue. For a detailed discussion of our revenue recognition policies, see the Revenue Recognition section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins with the individual business units where we identify specific uncertain accounts. We then reserve for uncertain accounts as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $17.9 million and $18.8 million at December 31, 2014 and 2013, respectively.

Bad debt expense was $8.2 million, $8.7 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We believe that we have an adequate reserve for our accounts receivables at December 31, 2014 given the current economic conditions and the credit quality of our clients. However, changes in our estimates of collectability could significantly impact our bad debt expense in the future. For additional information on our allowance for uncollectible accounts see the Financing Receivables section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Asset Impairments
The property and equipment we use in our business substantially consists of computer equipment and software, leasehold improvements, and furniture, fixtures and equipment. We have recorded goodwill and other identified intangibles from a series of acquisitions. We also invest in certain real estate ventures that own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 15% of the respective ventures. We account for these investments under the equity method of accounting or at fair value in the accompanying Consolidated Financial Statements considering the nature of our ownership and any other interests we hold in the investments.

Goodwill: Historically we have grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, the largest asset on our balance sheet is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

We have considered both quantitative and qualitative factors with respect to the performance of our annual impairment tests of goodwill during the last three years. For each period tested, we determined the fair value of our reporting units to be substantially in excess of the carrying value primarily considering (1) our market capitalization in relation to the aggregate carrying value of our net assets, (2) our overall annual financial performance, and (3) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit. In addition to our annual impairment evaluation, we consider whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

For additional information on goodwill and intangible asset impairment testing see the Business Combinations, Goodwill and Other Intangible Assets section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Investments in Real Estate Ventures: We review investments in real estate ventures, except for those reported at fair value, for indications of whether (1) we may not be able to recover the carrying value of our investments and (2) our equity investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. We base such assessments, with regard to both the investment and underlying asset levels, on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns and our ability and intent to continue to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures in the Consolidated Statements of Comprehensive Income, are generally the result of completing discounted cash flow models to determine fair value. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our investments, in determining whether or not our equity investment is other than temporarily impaired.

Impairment charges included within Equity earnings from real estate ventures aggregated to $2.4 million, $6.5 million, and $7.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. It is reasonably possible that if real estate values or the periods over which assets are held decline, we may sustain additional impairment charges on our Investments in real estate ventures in future periods.

For investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2014, 2013, and 2012, we included fair value gains of $7.1 million, $5.1 million, and $2.0 million, respectively, in Equity earnings.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

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

Our effective tax rates for years ended December 31, 2014, 2013, and 2012 were 20.1%, 25.2%, and 24.9%, respectively, which reflected the continued disciplined management of our global tax position. Lower tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower, which represents a difference of 10% or more from the United States federal statutory income tax rate) with meaningful contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (21.5%), The People's Republic of China (25%), and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Macau (12%), Cyprus (12.5%), Ireland (12.5%), and Poland (19%).

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

We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, we estimate that our resulting U.S. tax liability would be approximately $145 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers. We believe that our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.

We have established valuation allowances against deferred tax assets where expected future taxable income does not support their realization on a more likely than not basis. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter's income tax provision. We establish or increase valuation allowances upon specific indications that the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (1) specific indications that the carrying value of the tax asset is more likely than not recoverable or (2) the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.

The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance as of December 31, 2014 and 2013 ($ in millions):

	2014	2013
Gross deferred tax assets	$364.9	373.1
Valuation allowance	62.0	60.5

The decrease in gross deferred tax assets in 2014 was primarily the result of tax loss carryover utilization.

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

At December 31, 2014, the amount of unrecognized tax benefits was $48.5 million. We believe it is reasonably possible that matters for which we have recorded $24.2 million of gross unrecognized tax benefits will be resolved within one year after December 31, 2014. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Self-Insurance Programs
For all of our U.S.-based employees, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments.

We supplement our traditional global insurance program by the use of a captive insurance company to provide professional indemnity and employment practices insurance on a "claims made" basis. Professional indemnity claims can be complex and take a number of years to resolve, and it can be difficult to accurately estimate the ultimate cost of these claims.

•
Health Insurance: We self-insure our health benefits for all U.S.-based employees, although we purchase stop-loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historic claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs, including those not yet reported, we would need at year-end. Given the nature of medical claims, it may take up to 24 months for claims to be processed and recorded. The accrual balance for the 2014 program was $11.0 million at December 31, 2014, and the accrual balance for the 2013 program was $7.1 million at December 31, 2013.

The table below sets out certain information related to the cost of the health insurance program for the years ended December 31, 2014, 2013 and 2012 ($ in millions):

	2014	2013	2012
Expense to the Company	$37.1	29.8	26.7
Employee contributions	14.1	11.8	10.4
Adjustment to prior year reserve	(0.2)	(0.4)	(2.7)
Total program cost	$51.0	41.2	34.4

•
Workers' Compensation Insurance: We self-insure for workers' compensation insurance claims because our workforce has historically experienced fewer claims than is normal for our industry. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers' compensation expense based on the applicable state's rate and job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve within that range. We accrue the difference between our estimate of potential exposure and our reserve. The changes in estimate for the years ended December 31, 2014 and 2013, were credits of $5.8 million and $1.5 million, respectively. There were no material adjustments recorded for the year ended December 31, 2012. Our accruals for workers' compensation insurance claims, which can relate to multiple years, were $24.7 million and $25.2 million at December 31, 2014 and 2013, respectively.

The table below sets out the range and our actual reserve for the past two years ($ in millions):

	MAXIMUM RESERVE	MINIMUM RESERVE	ACTUAL RESERVE
December 31, 2014	$24.7	21.2	24.7
December 31, 2013	$25.2	21.1	25.2

Given the uncertain nature of claim reporting and settlement patterns associated with workers' compensation insurance, we have accrued at the higher end of the range.

•
Captive Insurance Company: In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a "claims made" basis. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. The accruals for professional indemnity claims facilitated through our captive insurance company, which relate to multiple years, were $9.2 million and $6.2 million, as of December 31, 2014 and 2013, respectively.

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

NEW ACCOUNTING STANDARDS
See New Accounting Standards section of Note 2 of the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic conditions have had, and we expect to continue to have, a significant impact on the variability of our results of operations.
LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of (1) impairment charges, (2) unrealized gains (losses) on investments reported at fair value, (3) realized gains (losses) on asset dispositions, or (4) incentive fees recorded as Equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
The comparability of these items can be seen in Note 3 of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our RES businesses increase the variability of the revenue we receive that relates to the size and timing of our clients' transactions. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.

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
•Interest rates on the Facility; and
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the Facility, which as of December 31, 2014 had a borrowing capacity of $1.2 billion and consisted of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $357.0 million during 2014, with an effective interest rate of 1.2%. We had outstanding letters of credit of $22.0 million under the Facility and no outstanding borrowings at December 31, 2014. The Facility bears a variable rate of interest based on market rates. Subsequent to December 31, 2014, we amended and expanded the Facility; refer to Note 15, Subsequent Events, within the Notes to Consolidated Financial Statements for additional discussion.

In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due in November 2022. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company's exposure to future movements in interest rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in the prior three years and we had no such agreements outstanding at December 31, 2014.
Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 59% and 56% of our total revenue for 2014 and 2013, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% of revenue for 2014) and the euro (13% of revenue for 2014).
We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars offsets the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At December 31, 2014, we had forward exchange contracts in effect with a gross notional value of $2.03 billion ($1.19 billion on a net basis) and a net fair value loss of $7.7 million. This net carrying loss is generally offset by a carrying gain in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies ($ in millions):

	2014	% of Total	2013	% of Total
United States dollar	$2,214.1	40.8%	$1,954.3	43.8%
British pound	833.4	15.3	636.3	14.3
Euro	701.8	12.9	595.9	13.4
Australian dollar	303.1	5.6	285.3	6.4
Hong Kong dollar	170.5	3.1	134.6	3.0
Chinese yuan	169.2	3.1	137.7	3.1
Singapore dollar	157.7	2.9	96.7	2.2
Japanese yen	155.1	2.9	122.0	2.7
Indian rupee	155.1	2.9	117.5	2.6
Other currencies	569.6	10.5	381.3	8.5
Total revenue	$5,429.6	100.0%	$4,461.6	100.0%

We estimate that had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2014, our reported operating income would have increased by $10.4 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2014, our reported operating income would have increased by $1.9 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be unpredictable). We generally recognize such performance fees and realized co-investment equity gains or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.

Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe that inflation has had a material impact on our results of operations during the three year period ended December 31, 2014.

RESULTS OF OPERATIONS
We operate in a variety of currencies but report our results in U.S. dollars. As a result, the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations. In order to provide more meaningful year-to-year comparisons of our reported results, we have included detail of the movements in certain reported lines of the Consolidated Statements of Comprehensive Income in both U.S. dollars and in local currencies in the tables throughout this section.

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

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

					% Change
			Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,540.0	1,321.7	218.3	17%	17%
Capital Markets & Hotels	820.3	716.1	104.2	15%	15%
Property & Facility Management (1)	1,070.6	947.7	122.9	13%	15%
Project & Development Services (1)	434.5	372.4	62.1	17%	18%
Advisory, Consulting and Other	468.2	414.2	54.0	13%	13%
LaSalle Investment Management	368.1	254.7	113.4	45%	45%
Fee revenue	$4,701.7	4,026.8	674.9	17%	18%
Gross contract costs	727.9	434.8	293.1	67%	71%
Total revenue	$5,429.6	4,461.6	968.0	22%	23%

Operating expenses, excluding gross contract costs	4,099.2	3,559.8	539.4	15%	16%
Gross contract costs	727.9	434.8	293.1	67%	71%
Depreciation and amortization	94.3	79.9	14.4	18%	18%
Restructuring and acquisition charges	42.5	18.3	24.2	n.m.	n.m.
Total operating expenses	$4,963.9	4,092.8	871.1	21%	22%

Operating income	$465.7	368.8	96.9	26%	30%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

REVENUE
In 2014, fee revenue was $4.7 billion, an 18% increase in local currency from 2013, led by a 45% local currency increase in LaSalle, a 17% increase in Leasing, and 15% increases in both Capital Markets & Hotels and Property & Facility Management. Fee revenue growth was not only broad-based by service category, but also geographically, with double-digit year-over-year growth in local currency in all four business segments. Our full-year growth resulted in part from fourth-quarter fee revenue increasing 19% in local currency to $1.6 billion, with all segments reporting year-over-year local currency fee revenue growth of 15% or more in the fourth quarter.

LaSalle achieved its revenue growth compared with 2013 through increases of (1) $91.7 million in incentive fees, which arise from property dispositions at increased values and reflect investment performance for clients, as well as positive market conditions for executing such dispositions at gains, (2) $12.6 million in advisory fees from new mandates and real estate funds, partially offset by the impact of portfolio sales, and (3) $9.1 million in transaction fees from increased investment activity for capital raised. The 17% increase in Leasing revenue reflects outperformance against overall market volumes as separately reported by JLL Research, that were mixed across markets. The 15% increase in Capital Markets & Hotels revenue followed a 40% revenue increase in 2013, against global investment volume increases of 20% and 21% over the last two years as separately reported by JLL Research. Property & Facility Management fee revenue grew 15% in local currency due to new real estate outsourcing client wins and expansions of existing relationships, driving growth in our annuity RES businesses. Project & Development Services fee revenue increased 18% in local currency, with positive contributions from each geographic segment, led by a 20% increase in Americas and an 18% increase in EMEA.

Our total revenue increased 22% in U.S. dollars and 23% in local currency. When comparing 2014 and 2013 full-year average currency exchange rates, year-over-year weakening in major Asia Pacific currencies, with the Japanese yen decreasing 8%, the

Australian dollar decreasing 7% and the Indian rupee decreasing 4%, was partially offset by the British pound increasing 5%, which limited the impact of currency movements on revenue on a full-year basis.

OPERATING EXPENSES
In 2014, operating expenses, excluding gross contract costs ("fee-based operating expenses") increased to $4.1 billion, a year-over-year increase of 16% in local currency. This increase was due to costs to support higher revenue levels, increased incentive compensation due to higher transaction volumes and our continued investment in our operating platform to drive growth and efficiencies. Depreciation and amortization expenses increased 18%, reflecting increased capital expenditures which also support continued investment in our platform. Fee-based operating margins, excluding restructuring and acquisition charges, improved to 10.9% for 2014 from 9.7% for 2013, as a result of increased revenue and operating efficiencies as described above.

Total 2014 operating expenses included $42.5 million of restructuring and acquisition charges, $34.5 million of which related to the write-off of an indemnification asset that arose from prior period acquisition activity, which itself was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $8.0 million of restructuring and acquisition charges were primarily for severance, lease exit charges and other acquisition and integration costs.

INTEREST EXPENSE
Net interest expense for 2014 was $28.3 million, down from $34.7 million in 2013, primarily the result of lower cost of debt from the renewal of our Facility in October 2013 and lower average borrowings in 2014. In the renewal of the Facility in October 2013, the range in pricing for borrowing under the Facility decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. The average outstanding borrowings under the Facility decreased from $450.5 million during the year ended December 31, 2013 to $357.0 million for the comparable period in 2014, and deferred acquisition obligations decreased from $140.6 million at December 31, 2013 to $122.0 million at December 31, 2014.
EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2014, we recognized equity earnings of $48.3 million from our investments in real estate ventures, compared with $31.3 million in 2013, resulting primarily from the sale of assets within LaSalle funds, reflecting positive investment performance for clients.

PROVISION FOR INCOME TAXES
The provision for income taxes was $97.6 million in 2014, which represents an effective tax rate of 20.1%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income attributable to common shareholders for the year ended December 31, 2014 was $385.7 million, or $8.52 per diluted weighted average share, compared with net income attributable to common shareholders of $269.5 million, or $5.98 per diluted weighted average share, for the year ended December 31, 2013.

SEGMENT OPERATING RESULTS
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1)     Americas,
(2)     EMEA, and
(3)     Asia Pacific;
and
(4)    LaSalle, which offers investment management services on a global basis.

Each geographic region offers our full range of real estate services, including tenant representation and agency leasing, capital markets and hotels, property management, facility management, project and development services, and advisory, consulting and valuation services. We consider "property management" to be services provided to non-occupying property investors and "facility management" to be services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

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

AMERICAS - REAL ESTATE SERVICES

					% Change
			Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$1,039.5	877.7	161.8	18%	19%
Capital Markets & Hotels	266.6	218.9	47.7	22%	22%
Property & Facility Management (1)	454.3	407.5	46.8	11%	13%
Project & Development Services (1)	222.7	187.7	35.0	19%	20%
Advisory, Consulting and Other	125.6	114.2	11.4	10%	10%
Equity earnings	0.8	0.5	0.3	60%	41%
Fee revenue	$2,109.5	1,806.5	303.0	17%	18%
Gross contract costs	210.4	112.1	98.3	88%	96%
Total revenue	$2,319.9	1,918.6	401.3	21%	22%

Operating expenses, excluding gross contract costs	$1,890.1	1,622.5	267.6	16%	17%
Gross contract costs	210.4	112.1	98.3	88%	96%
Operating income	$219.4	184.0	35.4	19%	19%
(1) Amounts adjusted to remove the impact of gross contract costs.

Fee revenue for the Americas was $2.1 billion, an increase of 18% from 2013. Revenue growth was broad-based, with Leasing up 19%, Capital Markets & Hotels up 22%, Property & Facility Management up 13%, and Project & Development Services up 20%, compared with last year. The Leasing results reflected outperformance against market volumes in terms of gross absorption, which declined in the U.S. in 2014 as separately reported by JLL Research. The Capital Markets increases were driven by increases in real estate investment banking and multi-family investment sales, as well as record performance in Hotels transactions and other activity for the Americas. Property & Facility Management and Project & Development Services increased from new client contract wins and expansions of existing relationships, driving growth in our annuity RES businesses. Geographically, in addition to the U.S., operations in each of Canada and Latin America contributed to transaction and annuity revenue growth.

Fee-based operating expenses were $1.9 billion for the year, an increase of 17% from 2013 due to supporting higher revenue activity and new client wins. Operating income was $219.4 million for 2014, compared with $184.0 million in 2013, up 19%, and operating income margin calculated on a fee revenue basis was 10.4% for 2014 compared with 10.2% for 2013.

EMEA - REAL ESTATE SERVICES

					% Change
			Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$295.2	271.5	23.7	9%	9%
Capital Markets & Hotels	411.8	333.3	78.5	24%	23%
Property & Facility Management (1)	236.9	192.6	44.3	23%	21%
Project & Development Services (1)	139.6	117.4	22.2	19%	18%
Advisory, Consulting and Other	232.7	203.7	29.0	14%	13%
Equity losses	—	(0.5)	0.5	n.m.	n.m.
Fee revenue	$1,316.2	1,118.0	198.2	18%	17%
Gross contract costs	316.4	204.6	111.8	55%	54%
Total revenue	$1,632.6	1,322.6	310.0	23%	23%

Operating expenses, excluding gross contract costs	$1,195.4	1,028.7	166.7	16%	15%
Gross contract costs	316.4	204.6	111.8	55%	54%
Operating income	$120.8	89.3	31.5	35%	45%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

EMEA's full-year fee revenue was $1.3 billion, an increase of 17% from 2013. Revenue growth was driven by Capital Markets & Hotels, up 23%, Property & Facility Management, up 21%, and Project & Development Services, up 18%, compared with last year. Capital Markets revenue increases were generally in line with market investment volume increases of approximately 25% as separately reported by JLL Research, with revenue increases driven by the U.K., Germany, France and Sweden. Leasing revenue grew 9% in local currency, also generally in line with market volumes that increased by approximately 6% in Europe in 2014 as separately reported by JLL Research. Property & Facility Management and Project & Development Services increased due to business wins from European multinationals and expansions of our Tetris fit-out business, driving growth in our annuity RES businesses. Growth in the region for the year overall was broad-based, led by the U.K., Germany, France, Spain, MENA, Ireland, Belgium, Sweden, and the Netherlands. EMEA finished the year with fourth-quarter fee revenue of $475 million, an increase of 24%, with double-digit revenue growth in all service lines, led by a 42% local currency increase in Capital Markets & Hotels.

Fee-based operating expenses were $1.2 billion for the year, compared with $1.0 billion last year, an increase of 15% from 2013 due to supporting higher revenue activity, including work from new clients and increased incentive compensation due to higher transaction volumes. Operating income was $120.8 million for 2014, compared with $89.3 million for 2013, and operating income margin calculated on a fee revenue basis was 9.2% for 2014 compared with 8.2% for 2013.

ASIA PACIFIC - REAL ESTATE SERVICES

					% Change
			Change in		Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$205.3	172.5	32.8	19%	23%
Capital Markets & Hotels	141.9	163.9	(22.0)	(13)%	(10)%
Property & Facility Management (1)	379.4	347.6	31.8	9%	14%
Project & Development Services (1)	72.2	67.3	4.9	7%	11%
Advisory, Consulting and Other	109.9	96.3	13.6	14%	16%
Equity earnings	0.4	0.1	0.3	n.m.	n.m.
Fee revenue	$909.1	847.7	61.4	7%	11%
Gross contract costs	201.1	118.1	83.0	70%	76%
Total revenue	$1,110.2	965.8	144.4	15%	19%

Operating expenses, excluding gross contract costs	$824.9	770.4	54.5	7%	11%
Gross contract costs	201.1	118.1	83.0	70%	76%
Operating income	$84.2	77.3	6.9	9%	15%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Asia Pacific fee revenue grew to $909.1 million in 2014, an increase of 11% in local currency from 2013. Revenue growth was driven by Leasing, up 23%, and Property & Facility Management, up 14%, compared with last year. The Leasing results outperformed market volumes of 16% higher gross absorption in 2014 as separately reported by JLL Research. Capital Markets & Hotels revenue was down 10% for the year following a 54% increase in the prior year, but was up 5% in the fourth quarter. Property & Facility Management fee revenue increased 14%, with demand for the services continuing to grow with increases in both the quality of property inventory in the region and in outsourcing by Asian companies. Fourth-quarter fee revenue was $302.5 million, an increase of 16% in local currency from 2013. Revenue growth for the fourth quarter and the year was led by Greater China and India geographically, but was also broad-based across the region's Property & Facility Management platform.

Asia Pacific's total revenue increased 15% in U.S. dollars and 19% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven by the year-over-year weakening in the Japanese yen decreasing 8%, the Australian dollar decreasing 7% and the Indian rupee decreasing 4%.

Fee-based operating expenses were $824.9 million for 2014, an increase of 11% in local currency due to supporting higher revenue activity and new clients. Operating income margin calculated on a fee revenue basis increased to 9.3% for 2014 from 9.1% in 2013.

LASALLE INVESTMENT MANAGEMENT

					% Change
			Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Advisory fees	$235.6	223.0	12.6	6%	5%
Transaction fees and other	27.2	18.1	9.1	50%	53%
Incentive fees	105.3	13.6	91.7	n.m.	n.m.
Equity earnings	47.0	31.2	15.8	51%	51%
Total segment revenue	$415.1	285.9	129.2	45%	46%

Operating expenses	283.1	218.0	65.1	30%	31%
Operating income	$132.0	67.9	64.1	94%	95%
n.m. - not meaningful

LaSalle's total segment revenue for the year ended December 31, 2014, which included $27.2 million of transaction fees and $105.3 million of incentive fees, was $415.1 million, up 46% in local currency from 2013. Advisory fees were $235.6 million for 2014, up 5% in local currency from 2013, and up 9% in the fourth quarter. The movement in advisory fees was primarily due to adding new mandates and real estate funds, partially offset by portfolio sales. Equity earnings for the year ended December 31, 2014 were $47.0 million, a 51% increase in local currency as compared with the year ended December 31, 2013, driven by gains from disposition activity and from increases in asset values.

Operating expenses were $283.1 million and $218.0 million for the years ended December 31, 2014 and 2013, respectively, with increases driven by compensation on increased transaction and incentive fee activity. Operating income was $132.0 million for the year ended December 31, 2014, resulting in an operating income margin of 31.8%, compared with $67.9 million and an operating income margin of 23.7% for the year ended December 31, 2013.

In 2014, LaSalle's capital raising momentum continued with $8.9 billion in equity commitments obtained during the year. Assets under management were $53.6 billion as of December 31, 2014, compared with $47.6 billion at December 31, 2013. The net increase in assets under management included $11.0 billion of acquisitions and takeovers, $8.6 billion of dispositions and withdrawals, $4.3 billion of net valuation increases and $0.7 billion of net reductions due to foreign currency movements. Assets under management increased by $0.6 billion during the fourth quarter as a result of $4.4 billion of acquisitions and takeovers, $2.8 billion of dispositions and withdrawals, $0.5 billion of net valuation increases and $1.5 billion of net reductions due to foreign currency movements.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

					% Change
			Change in		in Local
($ in millions)	2013	2012	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,321.7	1,273.1	48.6	4%	4%
Capital Markets & Hotels	716.1	516.1	200.0	39%	40%
Property & Facility Management (1)	947.7	850.7	97.0	11%	14%
Project & Development Services (1)	372.4	355.8	16.6	5%	6%
Advisory, Consulting and Other	414.2	383.1	31.1	8%	9%
LaSalle Investment Management	254.7	261.4	(6.7)	(3)%	(1)%
Fee revenue	$4,026.8	3,640.2	386.6	11%	12%
Gross contract costs	434.8	292.6	142.2	49%	51%
Total revenue	$4,461.6	3,932.8	528.8	13%	15%

Operating expenses, excluding gross contract costs	3,559.8	3,226.6	333.2	10%	12%
Gross contract costs	434.8	292.6	142.2	49%	51%
Depreciation and amortization	79.9	78.8	1.1	1%	2%
Restructuring and acquisition charges	18.3	45.4	(27.1)	(60)%	(71)%
Total operating expenses	$4,092.8	3,643.4	449.4	12%	14%

Operating income	$368.8	289.4	79.4	27%	32%
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

Leasing revenue grew 4% in local currency, reflecting outperformance against market volumes that increased only 1% globally due to hesitancy of corporate occupiers to make leasing decisions. Leasing revenue in the Americas and EMEA grew 6% and 7% in local currency, respectively, and decreased 7% in local currency in Asia Pacific, outperforming a regional market volume decrease of 12%. The most significant revenue growth was in Capital Markets & Hotels which increased 40% in local currency driven by strong growth across all geographic segments and significantly exceeded the growth in global investment volumes, which increased 21%. Property & Facility Management fee revenue grew 14% in local currency due to new real estate outsourcing client wins, driving growth in our annuity RES businesses. Project & Development Services fee revenue increased 6% in local currency, with positive contributions from each geographic segment, led by a 9% increase in EMEA. LaSalle's advisory fees were comparable with the prior year in local currency, with increases from new mandates and real estate funds offset by the impact of portfolio sales that contributed to $13.6 million of incentive fees and $31.2 million of equity earnings during 2013.

Our total revenue increased 13% in U.S. dollars and 15% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven primarily by the year-over-year weakening in major Asia Pacific currencies, with the Japanese yen decreasing 22%, the Indian rupee decreasing 10% and the Australian dollar decreasing 7% when comparing 2013 and 2012 full-year average currency exchange rates.

OPERATING EXPENSES
In 2013, operating expenses, excluding gross contract costs increased to $3.6 billion, a year-over-year increase of 10%, 12% in local currency. This increase was due to costs to support higher revenue levels, increased incentive compensation due to higher transaction volumes and our continued investment in our operating platform to drive growth and efficiencies. Increased revenue and operating efficiencies resulted in improved operating margins. Fee-based operating margins, excluding restructuring and acquisition charges, as well as King Sturge intangible amortization of $2.2 million and $4.9 million for 2013 and 2012, respectively, were 9.7% and 9.3% for 2013 and 2012, respectively.

Total operating expenses included $18 million of restructuring and acquisition charges, primarily for severance related to position eliminations, as well as integration costs from the King Sturge acquisition.

INTEREST EXPENSE
Net interest expense for 2013 was $34.7 million, down slightly from $35.2 million in 2012. Interest expense decreased by $9.9 million due to a reduction in interest accretion on deferred acquisition obligations, which decreased from $213.4 million at December 31, 2012, to $135.2 million at December 31, 2013. This decrease was offset by a $10.0 million increase in interest expense as a result of the diversification of our debt with the November 2012 issuance of $275.0 million 10-year long-term senior notes at a fixed rate of 4.4%. Net interest expense also decreased in 2013 due to lower average borrowings and improved pricing under the Facility.
EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2013, we recognized equity earnings of $31.3 million from our investments in real estate ventures, compared with $23.9 million in 2012, resulting primarily from the sale of assets within LaSalle funds, reflective of positive investment performance.

PROVISION FOR INCOME TAXES
The provision for income taxes was $92.1 million in 2013, which represents an effective tax rate of 25.2%. See the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.

NET INCOME
Net income attributable to common shareholders for the year ended December 31, 2013 was $269.5 million, or $5.98 per diluted weighted average share, compared with net income attributable to common shareholders of $207.6 million, or $4.63 per diluted weighted average share, for the year ended December 31, 2012.

AMERICAS - REAL ESTATE SERVICES

					% Change
			Change in		in Local
($ in millions)	2013	2012	U.S. dollars		Currency
Leasing	$877.7	829.6	48.1	6%	6%
Capital Markets & Hotels	218.9	168.5	50.4	30%	29%
Property & Facility Management (1)	407.5	358.8	48.7	14%	14%
Project & Development Services (1)	187.7	182.1	5.6	3%	4%
Advisory, Consulting and Other	114.2	107.0	7.2	7%	7%
Equity earnings	0.5	—	0.5	n.m.	n.m.
Fee revenue	$1,806.5	1,646.0	160.5	10%	10%
Gross contract costs	112.1	77.0	35.1	46%	48%
Total revenue	$1,918.6	1,723.0	195.6	11%	12%

Operating expenses, excluding gross contract costs	$1,622.5	1,478.9	143.6	10%	10%
Gross contract costs	112.1	77.0	35.1	46%	48%
Operating income	$184.0	167.1	16.9	10%	10%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Fee revenue for the Americas was $1.8 billion, an increase of 10% from 2012. Capital Markets & Hotels increased 29%, significantly outpacing broader market investment volumes which increased 18% in the region. Property & Facility Management fee revenue increased 14% driven by new client wins. Leasing revenue grew 6%, in line with a slow leasing market that started to show signs of improvement in the fourth quarter of 2013. The Americas region finished the year with fee revenue of $604.7 million in the fourth quarter, an increase of 15% from last year. On a geographic basis the Americas' revenue increase for the full year was due to growth in the U.S. and Canada and was partially offset by a decline in Latin America, primarily resulting from soft market conditions in Brazil.

Fee-based operating expenses were $1.6 billion for the year, an increase of 10% from 2012 due to supporting higher revenue activity and new client wins. Operating income was $184.0 million for 2013, compared with $167.1 million in 2012, and operating income margin calculated on a fee revenue basis was 10.2% for both years, though the margin increased by 60 basis points in the fourth quarter of 2013 compared with the fourth quarter of 2012.

EMEA - REAL ESTATE SERVICES

					% Change
			Change in		in Local
($ in millions)	2013	2012	U.S. dollars		Currency
Leasing	$271.5	250.0	21.5	9%	7%
Capital Markets & Hotels	333.3	235.1	98.2	42%	41%
Property & Facility Management (1)	192.6	171.4	21.2	12%	12%
Project & Development Services (1)	117.4	106.5	10.9	10%	9%
Advisory, Consulting and Other	203.7	189.1	14.6	8%	8%
Equity losses	(0.5)	(0.3)	(0.2)	67%	67%
Fee revenue	$1,118.0	951.8	166.2	17%	17%
Gross contract costs	204.6	120.8	83.8	69%	66%
Total revenue	$1,322.6	1,072.6	250.0	23%	22%

Operating expenses, excluding gross contract costs	$1,028.7	897.5	131.2	15%	14%
Gross contract costs	204.6	120.8	83.8	69%	66%
Operating income	$89.3	54.3	35.0	64%	60%
(1) Amounts adjusted to remove the impact of gross contract costs.

EMEA's full-year fee revenue was $1.1 billion, an increase of 17% from 2012. Capital Markets & Hotels increased 41% in local currency, significantly outpacing broader market investment volumes which increased 21% in the region. Revenue growth was broad-based across the region and led by the U.K., Germany, France, Russia, and the Netherlands, with revenue growth rates ranging from 15% to 28%. EMEA finished the year with fourth-quarter fee revenue of $407.6 million, an increase of 24% in local currency, with double-digit revenue growth in all service lines, led by a 33% local currency increase in Capital Markets & Hotels.

EMEA's Leasing revenue grew 7% in local currency, significantly outpacing market volumes that decreased 4% in the region in 2013. Leasing revenue growth was led by France, the U.K. and Germany, particularly in the second half of 2013. EMEA Leasing performance was bolstered by a 21% local currency revenue increase in the fourth quarter, despite market leasing volumes decreasing 7% in the region compared with the fourth quarter of 2012.

Fee-based operating expenses were $1.0 billion for the year, an increase of 14% from 2012 due to supporting higher revenue activity, new clients and increased incentive compensation due to higher transaction volumes. Adjusted operating income margin, which excludes King Sturge amortization of $2.2 million and $4.9 million for 2013 and 2012, respectively, calculated on a fee revenue basis was 8.2% and 6.2% for 2013 and 2012, respectively.

ASIA PACIFIC - REAL ESTATE SERVICES

					% Change
			Change in		in Local
($ in millions)	2013	2012	U.S. dollars		Currency
Leasing	$172.5	193.5	(21.0)	(11)%	(7)%
Capital Markets & Hotels	163.9	112.5	51.4	46%	54%
Property & Facility Management (1)	347.6	320.5	27.1	8%	15%
Project & Development Services (1)	67.3	67.2	0.1	—%	6%
Advisory, Consulting and Other	96.3	87.0	9.3	11%	14%
Equity earnings	0.1	0.1	—	n.m.	n.m.
Fee revenue	$847.7	780.8	66.9	9%	14%
Gross contract costs	118.1	94.8	23.3	25%	35%
Total revenue	$965.8	875.6	90.2	10%	17%

Operating expenses, excluding gross contract costs	$770.4	715.5	54.9	8%	13%
Gross contract costs	118.1	94.8	23.3	25%	35%
Operating income	$77.3	65.3	12.0	18%	32%
(1) Amounts adjusted to remove the impact of gross contract costs.
n.m. - not meaningful

Asia Pacific fee revenue grew to $847.7 million in 2013, an increase of 14% in local currency from 2012. Capital Markets & Hotels revenue increased 54% in local currency for the year ended December 31, 2013, significantly outpacing broader market investment volumes which increased 29% in the region. Property & Facility Management fee revenue increased 15%, primarily due to new client wins. We continue to gain market share in the Asia Pacific region, and in 2013 we won nearly 70% of our corporate outsourcing opportunities we pursued. Leasing revenue decreased 7% in local currency from 2012 as corporate clients in many Asia Pacific markets remained hesitant to make new leasing commitments, resulting in a 12% decrease in market leasing volumes in the region. Fourth-quarter fee revenue was $271.3 million, an increase of 16% in local currency from 2012. Geographically, revenue growth for the fourth quarter and the year was led by Greater China and Australia, but was also broad-based across the region's Property & Facility Management platform.

Asia Pacific's total revenue increased 10% in U.S. dollars and 17% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven by the year-over-year weakening in the Japanese yen decreasing 22%, the Indian rupee decreasing 10% and the Australian dollar decreasing 7%.

Fee-based operating expenses were $770.4 million for 2013, an increase of 13% in local currency due to supporting higher revenue activity and new clients. Operating income margin calculated on a fee revenue basis increased to 9.1% for 2013 from 8.4% in 2012.

LASALLE INVESTMENT MANAGEMENT

					% Change
			Change in		in Local
($ in millions)	2013	2012	U.S. dollars		Currency
Advisory fees	$223.0	228.1	(5.1)	(2)%	(1)%
Transaction fees and other	18.1	10.5	7.6	72%	76%
Incentive fees	13.6	22.8	(9.2)	(40)%	(40)%
Equity earnings	31.2	24.0	7.2	30%	30%
Total segment revenue	$285.9	285.4	0.5	—%	2%

Operating expenses	218.0	213.5	4.5	2%	4%
Operating income	$67.9	71.9	(4.0)	(6)%	(5)%

LaSalle's total segment revenue for the year ended December 31, 2013 was $285.9 million, up 2% in local currency from 2012. Advisory fees were $223.0 million for 2013, a 1% local currency decrease from 2012. The movement in advisory fees was the result of adding new mandates and real estate funds, offset by portfolio sales. Equity earnings for the year ended December 31, 2013 were $31.2 million, a 30% increase in local currency as compared with the year ended December 31, 2012, driven by gains from disposition activity and from increases in asset values.

Operating expenses were $218.0 million and $213.5 million for the years ended December 31, 2013 and 2012, respectively. Operating income was $67.9 million for the year ended December 31, 2013, resulting in an operating income margin of 23.7%, compared with $71.9 million and an operating income margin of 25.2% for the year ended December 31, 2012.

In 2013, LaSalle's capital raising momentum continued with $7 billion in equity commitments obtained during the year. Assets under management were $47.6 billion as of December 31, 2013, compared with $47.0 billion at December 31, 2012. The net increase in assets under management included $8.4 billion of acquisitions, $7.4 billion of dispositions and withdrawals, and $900 million of reductions due to foreign currency movements. Assets under management increased by $900 million during the fourth quarter primarily due to $1.8 billion of acquisitions and takeovers, $1.7 billion of dispositions and withdrawals, and $1.0 billion of increases due to foreign currency movements.

CONSOLIDATED CASH FLOWS
Cash Flows from Operating Activities
During 2014, cash flows provided by operating activities were $498.9 million, an increase of $203.7 million from the $295.2 million of cash flows provided by operating activities in 2013. The year-over-year increase was primarily the result of growth in our business, as evidenced by a 42%, or $114.7 million, increase in net income, coupled with improved working capital management.

During 2013, cash flows provided by operating activities were $295.2 million, a net decrease of $30.7 million from the $325.9 million of cash flows provided by operating activities in 2012. The year-over-year decrease was primarily the result of the growth of receivables in 2013 outpacing receivables growth in 2012, driven by increased revenue.

Cash Flows from Investing Activities
In 2014, we used $187.9 million for investing activities, a $23.7 million increase from the $164.2 million used in 2013. In 2014, capital expenditures increased $46.2 million year-over-year due primarily to increased investments in our information technology platform and a $15.5 million increase in property acquisitions and capital expenditures by certain consolidated investments designated as variable interest entities ("VIEs"). In 2013, we realized $13.6 million of proceeds from the sale of assets held by these VIEs, with no corresponding activity in 2014. We allocate net assets and net income of these consolidated VIEs entirely to the noncontrolling interest holders as Noncontrolling interest in our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. These increases from capital expenditures in cash used for investing activities were partially offset by a decrease in cash used for business acquisitions and an increase in cash distributions, net of contributions, from our real estate ventures. In 2014, we spent $38.2 million on business acquisitions, a $19.3 million year-over-year decrease as compared to 2013. In 2014, we realized net distributions from our real estate ventures of $6.0 million as compared to $9.6 million of net contributions in 2013, a year-over-

year increase in cash inflows of $15.6 million. The net distributions realized in 2014 were primarily a result of capital markets activity at certain of our co-investments. These can vary significantly from period to period.

In 2013, we used $164.2 million for investing activities, a $12.9 million increase from the $151.3 million used in 2012. This increase was primarily due to a $29.8 million increase in cash used for acquisition activity, and partially offset by a $19.2 million decrease in net cash used for investments in real estate ventures. In 2013, we used $57.5 million for business acquisitions, including $12.3 million for five new acquisitions and $45.2 million for contingent earn-out consideration related to acquisitions completed in prior years, including $36.9 million related to the 2008 Staubach acquisition. In 2013, our net investment in our real estate ventures, capital contributions less distributions, was $9.6 million, compared to $28.8 million in 2012. The timing of our investments in and distributions from our real estate ventures is driven by the timing of asset sales and other client related considerations and thus can vary significantly from period to period.

Cash Flows from Financing Activities
We used $203.0 million for financing activities in 2014, a $74.6 million year-over-year increase from the $128.4 million used for financing activities in 2013. This increase was primarily due to a year-over-year increase of $142.1 million in net repayments of borrowings under the Facility. Improved operating cash flows and working capital position have allowed us to increase our repayments of outstanding borrowings under the Facility such that at December 31, 2014 we had no outstanding borrowings under the Facility. Partially offsetting the year-over-year increase in net repayments of borrowings under the Facility was a reduction in payments of deferred business acquisition obligations along with an increase in financing-related cash inflows attributable to the previously discussed consolidated VIEs. Payments of deferred business acquisition obligations decreased $33.1 million year-over-year due primarily to a $34.7 million deferred business obligation payment made in 2013 for the 2008 Staubach acquisition. Financing activities in 2014 also included net proceeds of $18.7 million related to the origination of real estate mortgage loans and contributions of $11.4 million from noncontrolling interest holders for the acquisition of property by the previously discussed consolidated VIEs. Comparable activity during 2013 was minimal.

In 2013 and 2012, we made significant reductions in our total debt, paying down our deferred acquisition obligations in 2013 and reducing borrowings under the Facility net of the issuance of Long-term senior notes in 2012. These reductions were the main driver of the $128.4 million and $208.7 million of cash used for financing activities in 2012 and 2013, respectively. The largest year-over-year change was due to a decrease in cash used for deferred acquisition payments, which decreased to $72.5 million in 2013, compared with $143.8 million in 2012.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.

Credit Facility
On October 4, 2013, we renewed the Facility which, among other things, increased our borrowing capacity to $1.2 billion and extended the maturity date to October 4, 2018. Additionally, the Facility requires us to maintain a maximum cash flow leverage ratio of 3.50 to 1 through maturity and permits add-backs to adjusted EBITDA for charges related to any future restructuring initiatives and permitted acquisitions. As a result of the Facility renewal, the range in pricing decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. As of December 31, 2014, pricing on the Facility was LIBOR plus 1.00%. Proceeds from the Facility renewal were used to repay all amounts outstanding under our previously existing credit facility. We had outstanding letters of credit of $22.0 million under the Facility and no outstanding borrowings at December 31, 2014. We had outstanding letters of credit of $19.8 million and $155.0 million of outstanding borrowings under the Facility at December 31, 2013. The average outstanding borrowings under the Facility were $357.0 million and $450.5 million during the years ended December 31, 2014 and 2013, respectively.

Subsequent to December 31, 2014, we amended and expanded the Facility to a borrowing capacity of $2.0 billion; refer to Note 15, Subsequent Events, within the Notes to Consolidated Financial Statements for additional discussion.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $44.9 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $19.6 million and $24.5 million at December 31, 2014 and 2013, respectively, of which $14.6 million and $22.8 million at December 31, 2014 and 2013, respectively, were attributable to local overdraft facilities.

Long-Term Senior Notes
In November 2012, in an underwritten public offering, we issued $275.0 million of Long-term senior notes due November 2022. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15 of each year.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on the Facility, short-term borrowings and long-term senior notes.

Co-Investment Activity
As of December 31, 2014, we had total investments of $297.1 million in approximately 50 separate property or fund co-investments. Return of capital exceeded funding of co-investments by $6.0 million for the year ended December 31, 2014. Funding of co-investments exceeded return of capital by $9.6 million and $28.8 million for the years ended December 31, 2013 and 2012, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At December 31, 2014, we have 1,563,100 shares that we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and paid total annual dividends and dividend-equivalents of $0.48, $0.44 and $0.40 per common share in 2014, 2013 and 2012, respectively. In December 2014, we paid a semi-annual cash dividend of $0.25 per share. There can be no assurance that we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates, remains subject to final determination by the Company's Board of Directors.
Capital Expenditures
Capital expenditures for the years ended December 31, 2014 and 2013 were $156.9 million and $110.7 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the years ended December 31, 2014 and 2013 are $24.2 million and $8.7 million, respectively, of property acquisitions and capital expenditures and property acquisitions made by certain VIEs for which we have been determined to be the primary beneficiary and thus required to consolidate the underlying entities (see Note 5, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments). The net assets and net income of the consolidated VIEs are allocated entirely to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income.

Business Acquisitions
In 2014, we paid $38.2 million for acquisitions and we also paid $39.3 million to satisfy deferred acquisition obligations, which included $33.2 million for the 2011 King Sturge acquisition.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $118.1 million and $135.2 million on our Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. At December 31, 2014, we had the potential to make earn-out payments for a maximum of $43.5 million on 18 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-outs will come due at various times over the next four years assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for payments to be made for the repurchase of the remaining shares exchanged in the merger. These payments will be based on the performance of our combined Indian operations and accordingly are not quantifiable at this time. An estimate of these obligations based on the original value of shares exchanged is reflected on our balance sheet within the $11.2 million Minority shareholder redemption liability.

Our 2014 acquisition of Tenzing, a Swedish commercial real estate services provider specializing in capital markets, included a redeemable noncontrolling interest in the form of an option agreement that allows us to purchase, and the noncontrolling shareholder to put to us, this noncontrolling interest in the acquired company in annual increments for the four years following acquisition at a price determined by the profit generated by the acquiree. We have recorded this redeemable noncontrolling interest on our Consolidated Balance Sheet as of December 31, 2014 at $13.4 million based on the estimated redemption price, increased for post-acquisition earnings attributable to the noncontrolling interest holder and adjusted for foreign currency translation rates.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2014 and 2013, we had total cash and cash equivalents of $250.4 million and $152.7 million, respectively, of which approximately $222.0 million and $126.6 million, respectively, was held by our foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The total assets of these countries in aggregate totaled 5% of our total assets at December 31, 2014 and 2013.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2014 ($ in millions):

	PAYMENTS DUE BY PERIOD
	LESS THAN				MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS

1. Debt obligations	$289.6	14.6	—	—	275.0
2. Interest on debt obligations	121.2	12.3	24.2	24.2	60.5
3. Business acquisition obligations	122.0	50.9	61.2	9.9	—
4. Minority shareholder redemption liability	11.2	11.2	—	—	—
5. Lease obligations	671.5	138.2	208.2	134.9	190.2
6. Deferred compensation	47.9	3.1	22.9	16.3	5.6
7. Defined benefit plan obligations	90.5	8.2	16.5	17.4	48.4
8. Vendor and other purchase obligations	167.8	52.2	69.7	44.7	1.2
9. Other	—	—	—	—	—
Total	$1,521.7	290.7	402.7	247.4	580.9

1. Debt Obligations. As of December 31, 2014, we had no borrowings outstanding under our Facility and $14.6 million under local overdraft facilities. We had the ability to borrow up to $1.2 billion on the Facility with a maturity date in 2018. Subsequent to December 31, 2014, we amended and expanded the Facility; refer to Note 15, Subsequent Events, within the Notes to Consolidated Financial Statements for additional discussion. Additionally, we had the capacity to borrow up to an additional $44.9 million under local overdraft facilities. In November 2012, in an underwritten public offering, we issued $275.0 million of 4.4% Senior Notes due November 2022.

2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2014 and assuming each of our debt obligations is held to maturity.

3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions that were closed as of December 31, 2014, with the only condition on those payments being the passage of time. The $122.0 million total represents $118.1 million on a present value basis as reported in Deferred business acquisition obligations in our Consolidated Balance Sheet, and $3.9 million of imputed interest reducing the obligations to their present value.

The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. At December 31, 2014, we had the potential to make earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $43.5 million at December 31, 2014. We anticipate that the majority of these earn-out payments will come due at various times over the next three years assuming the achievement of the applicable performance conditions.

4. Minority shareholder redemption liability. The estimated price to purchase the remaining interest in our Indian operations held by the selling shareholders of the business we acquired in 2007 is $11.2 million. However, the final purchase price of the remaining interest in our India subsidiary will be based on a formula for which we cannot definitively determine the amount of this future payment at this time.

5. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2014 was $16.1 million.

6. Deferred compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions that were satisfied as of December 31, 2014, as well as service conditions expected to be satisfied in future periods. The contractual obligations table above does not include a provision for a deferred compensation plan for certain U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. This plan is recorded on our Consolidated Balance Sheet at December 31, 2014 as Deferred compensation plan assets of $111.2 million, and long-term Deferred compensation liabilities of $107.9 million. Additionally excluded from the table above is a retirement benefits liability of $7.1 million, as the timing of payment of which is uncertain as of December 31, 2014.

7. Defined benefit plan obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $12.6 million to our defined benefit pension plans in 2015.

8. Vendor and other purchase obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.

9. Other. We have made capital commitments to certain unconsolidated joint ventures that are entitled to call up to a maximum of $139.9 million as of December 31, 2014. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $56.4 million, $37.2 million and $106.3 million in 2014, 2013 and 2012, respectively. Separately, our Consolidated Balance Sheet as of December 31, 2014 reflects $13.4 million of Redeemable noncontrolling interest, representing the noncontrolling interest retained by the seller of the Swedish subsidiary that we acquired during 2014. The acquisition documents include an option agreement that allows the Company to purchase, and the noncontrolling interest holder to put to the Company, the noncontrolling interest in the acquired company in annual increments during the four years following the acquisition at a price determined by the profit of the acquiree.

In the Notes to Consolidated Financial Statements, see Note 10, Debt, for additional information on long-term debt obligations, see Note 4, Business Combinations, Goodwill and Other Intangible Assets, for additional information on business acquisition obligations and redeemable noncontrolling interest balances, see Note 11, Leases, for additional information on lease obligations, see Note 7, Retirement Plans, for additional information on defined benefit plan obligations, and see Note 5, Investments in Real Estate Ventures, for additional information on our unconsolidated joint ventures.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $176.2 million as of December 31, 2014. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2014, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP
Chicago, Illinois
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:
We have audited Jones Lang LaSalle Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Chicago, Illinois
February 27, 2015

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013 ($ in thousands, except share data)

Assets	2014	2013
Current assets:
Cash and cash equivalents	$250,413	152,726
Trade receivables, net of allowances of $17,861 and $18,783	1,375,035	1,237,514
Notes and other receivables	181,377	94,519
Warehouse receivables	83,312	—
Prepaid expenses	64,963	56,491
Deferred tax assets, net	135,251	130,822
Other	27,825	52,156
Total current assets	2,118,176	1,724,228
Property and equipment, net of accumulated depreciation of $418,332 and $374,030	368,361	295,547
Goodwill, with indefinite useful lives	1,907,924	1,900,080
Identified intangibles, net of accumulated amortization of $124,920 and $116,393	38,841	45,579
Investments in real estate ventures, including $113,602 and $78,941 at fair value	297,142	287,200
Long-term receivables	85,749	65,353
Deferred tax assets, net	90,897	104,654
Deferred compensation plan	111,234	85,049
Other	57,012	89,663
Total assets	$5,075,336	4,597,353
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$630,037	528,505
Accrued compensation	990,678	810,425
Short-term borrowings	19,623	24,522
Deferred tax liabilities, net	16,554	11,274
Deferred income	104,565	104,410
Deferred business acquisition obligations	49,259	36,040
Warehouse facilities	83,312	—
Minority shareholder redemption liability	11,158	—
Other	141,825	143,248
Total current liabilities	2,047,011	1,658,424
Credit facility	—	155,000
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	17,082	18,029
Deferred compensation	125,857	103,199
Deferred business acquisition obligations	68,848	99,196
Minority shareholder redemption liability	—	20,667
Other	118,969	77,029
Total liabilities	2,652,767	2,406,544
Redeemable noncontrolling interest	13,449	—
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,828,779 and 44,447,958 shares issued and outstanding	448	444
Additional paid-in capital	961,850	945,512
Retained earnings	1,631,145	1,266,967
Shares held in trust	(6,407)	(8,052)
Accumulated other comprehensive loss	(200,239)	(25,202)
Total Company shareholders' equity	2,386,797	2,179,669
Noncontrolling interest	22,323	11,140
Total equity	2,409,120	2,190,809
Total liabilities and equity	$5,075,336	4,597,353
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 ($ in thousands, except share data)

	2014	2013	2012

Revenue	$5,429,603	4,461,591	3,932,830

Operating expenses:
Compensation and benefits	3,258,673	2,817,059	2,546,965
Operating, administrative and other	1,568,424	1,177,545	972,231
Depreciation and amortization	94,337	79,853	78,810
Restructuring and acquisition charges	42,505	18,315	45,421
Total operating expenses	4,963,939	4,092,772	3,643,427

Operating income	465,664	368,819	289,403

Interest expense, net of interest income	(28,321)	(34,718)	(35,173)
Equity earnings from real estate ventures	48,265	31,343	23,857
Income before income taxes and noncontrolling interest	485,608	365,444	278,087
Provision for income taxes	97,588	92,092	69,244
Net income	388,020	273,352	208,843

Net income attributable to noncontrolling interest	1,957	3,487	793
Net income attributable to the Company	386,063	269,865	208,050
Dividends on unvested common stock, net of tax benefit	314	409	494
Net income attributable to common shareholders	$385,749	269,456	207,556

Basic earnings per common share	$8.63	6.09	4.73
Basic weighted average shares outstanding	44,684,482	44,258,878	43,848,737

Diluted earnings per common share	$8.52	5.98	4.63
Diluted weighted average shares outstanding	45,260,563	45,072,120	44,799,437

Other comprehensive income:
Net income attributable to the Company	$386,063	269,865	208,050
Change in pension liabilities, net of tax	(37,086)	19,171	1,647
Foreign currency translation adjustments	(137,951)	(53,319)	41,056
Comprehensive income attributable to the Company	$211,026	235,717	250,753

See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013 AND 2012 ($ in thousands, except share data)

	Company Shareholders' Equity
	Common Stock		Additional	Retained	Shares Held	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Earnings	in Trust	(Loss) Income	Interest	Equity
December 31, 2011	43,470,271	$435	904,968	827,297	(7,814)	(33,757)	3,251	$1,694,380
Net income	—	—	—	208,050	—	—	793	208,843
Shares issued under stock compensation programs	756,434	8	3,697	—	—	—	—	3,705
Shares repurchased for payment of taxes on stock awards	(172,663)	(2)	(11,654)	—	—	—	—	(11,656)
Tax adjustments due to vestings and exercises	—	—	3,323	—	—	—	—	3,323
Amortization of stock compensation	—	—	31,921	—	—	—	—	31,921
Shares held in trust	—	—	—	—	227	—	—	227
Dividends paid, $0.40 per share	—	—	—	(18,219)	—	—	—	(18,219)
Change in pension liabilities, net of tax	—	—	—	—	—	1,647		1,647
Foreign currency translation adjustments	—	—	—	—	—	41,056		41,056
Increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	4,029	4,029
December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	269,865	—	—	3,487	273,352
Shares issued under stock compensation programs	550,821	5	1,250	—	—	—	—	1,255
Shares repurchased for payment of taxes on stock awards	(156,905)	(2)	(14,275)	—	—	—	—	(14,277)
Tax adjustments due to vestings and exercises	—	—	3,579	—	—	—	—	3,579
Amortization of stock compensation	—	—	22,703	—	—	—	—	22,703
Shares held in trust	—	—	—	—	(465)	—	—	(465)
Dividends paid, $0.44 per share	—	—	—	(20,026)		—	—	(20,026)
Change in pension liabilities, net of tax	—	—	—	—	—	19,171	—	19,171
Foreign currency translation adjustments	—	—	—	—	—	(53,319)	—	(53,319)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(420)	(420)
December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
Net income (1)	—	—	—	386,063	—	—	770	386,833
Shares issued under stock compensation programs	511,508	5	2,388	—	—	—	—	2,393
Shares repurchased for payment of taxes on stock awards	(130,687)	(1)	(15,953)	—	—	—	—	(15,954)
Tax adjustments due to vestings and exercises	—	—	9,661	—	—	—	—	9,661
Amortization of stock compensation	—	—	20,242	—	—	—	—	20,242
Shares held in trust	—	—	—	—	1,645	—	—	1,645
Dividends paid, $0.48 per share	—	—	—	(21,885)	—	—	—	(21,885)
Change in pension liabilities, net of tax	—	—	—	—	—	(37,086)	—	(37,086)
Foreign currency translation adjustments	—	—	—	—	—	(137,951)	—	(137,951)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	10,413	10,413
December 31, 2014	44,828,779	$448	961,850	1,631,145	(6,407)	(200,239)	22,323	$2,409,120
(1) Excludes net income attributable to redeemable noncontrolling interest of $1,187 for the year ended December 31, 2014.
See accompanying notes to consolidated financial statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013 AND 2012 ($ in thousands)

	2014	2013	2012
Cash flows used in operating activities:
Net income	$388,020	273,352	208,843
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	94,337	79,853	78,810
Equity earnings from real estate ventures	(48,265)	(31,343)	(23,857)
Loss (gain) on the disposition of assets	3,065	(2,555)	—
Distributions of earnings from real estate ventures	19,521	13,672	10,641
Provision for loss on receivables and other assets	8,201	8,715	6,586
Amortization of deferred compensation	20,242	22,703	32,276
Accretion of interest on deferred business acquisition obligations	5,260	7,837	17,744
Amortization of debt issuance costs	3,626	4,437	4,375
Change in:
Receivables	(264,025)	(267,550)	(90,495)
Prepaid expenses and other assets	(48,824)	(45,014)	(33,986)
Deferred tax assets, net	19,813	28,058	(12,600)
Excess tax benefit from share-based payment arrangements	(9,661)	(3,579)	(3,323)
Accounts payable, accrued liabilities and accrued compensation	307,551	206,649	130,885
Net cash provided by operating activities	498,861	295,235	325,899

Cash flows used in investing activities:
Net capital additions – property and equipment	(156,927)	(110,684)	(94,758)
Proceeds from the sale of assets	1,207	13,604	—
Business acquisitions	(38,196)	(57,544)	(27,706)
Capital contributions to real estate ventures	(56,434)	(37,217)	(106,322)
Distributions of capital from real estate ventures	62,412	27,629	77,534
Net cash used in investing activities	(187,938)	(164,212)	(151,252)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,664,000	1,957,791	1,690,142
Repayments of borrowings under credit facility	(1,827,801)	(1,979,500)	(2,017,000)
Issuance of senior notes, net	—	—	272,396
Payments of deferred business acquisition obligations and earn-outs	(39,344)	(72,482)	(143,768)
Debt issuance costs	—	(4,614)	(946)
Shares repurchased for payment of employee taxes on stock awards	(15,954)	(14,277)	(11,656)
Excess tax adjustment from share-based payment arrangements	9,661	3,579	3,323
Common stock issued under option and stock purchase programs	2,393	1,255	3,705
Payment of dividends	(21,885)	(20,026)	(18,219)
Capital lease payments	(4,191)	—	—
Other loan proceeds, net	18,725	940	13,282
Noncontrolling interest contributions (distributions), net	11,367	(1,054)	—
Net cash used in financing activities	(203,029)	(128,388)	(208,741)

Effect of currency exchange rate changes on cash and cash equivalents	(10,207)	(2,068)	1,799
Net increase (decrease) in cash and cash equivalents	97,687	567	(32,295)
Cash and cash equivalents, beginning of the year	152,726	152,159	184,454
Cash and cash equivalents, end of the year	$250,413	152,726	152,159

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,160	22,850	15,480
Income taxes, net of refunds	88,459	84,951	75,930
Non-cash investing activities:
Business acquisitions, contingent consideration	$10,296	9,215	7,373
Capital leases	21,190	—	—
Non-cash financing activities:
Deferred business acquisition obligations	$21,486	13,195	36,281
Redeemable noncontrolling interest	14,186	—	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," the "Company" or the "Firm") was incorporated in 1997. We have more than 230 corporate offices worldwide from which we provide services to clients in more than 80 countries. We have approximately 58,100 employees, including 33,300 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 3.4 billion square feet worldwide. LaSalle Investment Management ("LaSalle"), a member of the Jones Lang LaSalle group, is one of the world's largest and most diversified real estate investment management firms, with approximately $53.6 billion of assets under management.

The following table shows the revenue for the major product categories into which we group these services for the years ended December 31, 2014, 2013 and 2012 ($ in millions):

	2014	2013	2012
Real Estate Services:
Leasing	$1,540.0	1,321.7	1,273.1
Capital Markets & Hotels	820.3	716.1	516.1
Property & Facility Management	1,523.7	1,199.5	1,012.9
Project & Development Services	709.3	555.4	486.2
Advisory, Consulting and Other	468.2	414.2	383.1
LaSalle Investment Management	368.1	254.7	261.4
Total revenue	$5,429.6	4,461.6	3,932.8
Individual regions and markets focus on different property types, depending on local requirements and market conditions.
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies that are looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle subsidiary. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our Consolidated Financial Statements include the accounts of JLL and its majority-owned and controlled subsidiaries. We have eliminated all intercompany balances and transactions in our Consolidated Financial Statements. Investments in real estate ventures over which we exercise significant influence, but do not control, are accounted for either under the equity method or at fair value.

When applying principles of consolidation, we begin with Accounting Standards Update ("ASU") 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," in determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. ASU 2009-17 draws a distinction between voting interest entities, which are embodied by common and traditional corporate and partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" drives the accounting. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. When we determine we are the primary beneficiary of a VIE, we consolidate our investment in the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE under the equity method or at fair value.

If an entity is not a VIE, but is a limited partnership or similar entity, we apply guidance from Accounting Standards Codification ("ASC") Topic 810 related to investments in joint ventures, and consider rights held by limited partners which may preclude consolidation by a sole general partner. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the general partner, and reassessed if (1) there is a change to the terms or in the exercisability of the rights of the limited partners, (2) the general partner increases or decreases its ownership of limited partnership interests, or (3) there is an increase or decrease in the number of outstanding limited partnership interests.

Our determination of the appropriate accounting method to apply for all other investments is based on the level of influence we have in the underlying entity. When we have an asset advisory contract with a real estate limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either under the equity method or at fair value. We eliminate transactions with such subsidiaries to the extent of our ownership in the related subsidiary.

For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to the Company. The Company evaluates whether noncontrolling interests possess any redemption features outside of the Company's control. If such features are determined to exist, the noncontrolling interests are presented outside of permanent equity on our Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value at each balance sheet date through a charge to Additional paid-in capital, if necessary. If classification and presentation outside of permanent equity is not considered necessary, noncontrolling interests are presented as a component of permanent equity on our Consolidated Balance Sheets. Within our Consolidated Statements of Comprehensive Income, revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests, and the income or loss that is attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest.
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table ($ in millions):

Redeemable noncontrolling interests as of January 1, 2014	$—
Business combinations (see Note 4)	14.2
Net income	1.2
Impact of exchange rate movements	(2.0)
Redeemable noncontrolling interests as of December 31, 2014	$13.4

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include the value of purchase consideration, valuation of accounts receivable, investments in real estate ventures, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.

These estimates and assumptions are based on management's best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in economic environment will be reflected in the financial statements in future periods. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
Reclassifications
We have classified certain prior year amounts to conform to the current presentation. These reclassifications have not been material and have not affected reported net income. Within the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, we reclassified $2.1 million and $(1.8) million, respectively, to increase (decrease) net cash provided by operating activities and reflect the offsetting amounts within Effect of currency exchange rate changes on cash and cash equivalents to conform to the current presentation.
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

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $6.2 million, $8.0 million, and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gross construction services revenue totaled $112.1 million, $148.9 million, and $132.3 million and subcontract costs totaled $105.9 million, $140.9 million, and $124.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We included costs in excess of billings on uncompleted construction contracts of $3.4 million and $4.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $7.9 million and $7.4 million in Deferred income, respectively, as of December 31, 2014 and 2013, respectively.

Gross and Net Accounting
We follow the guidance of ASC Topic 605-45, "Principal and Agent Considerations," when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, for client assignments in property and facility management and in project and development services that are accounted for on a gross basis, we identify the gross contract costs, including vendor and subcontract costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.

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

We account for the majority of our service contracts on a net basis. These net costs aggregated approximately $1.8 billion, $1.6 billion and $1.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $727.9 million, $434.8 million, and $292.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Financing Receivables
We account for Trade receivables, Notes and other receivables, Long-term receivables and Warehouse receivables as financing receivables.

Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $339.1 million and $260.4 million at December 31, 2014 and 2013, respectively.

We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific amounts for which payment has become unlikely. We also base this estimate on historical experience combined with a review of current developments and client credit quality. The process by which we calculate the allowance begins with the individual business units where specific uncertain accounts are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate.

The following table details the changes in the allowance for uncollectible receivables for each of the three years ended December 31, 2014, 2013 and 2012 ($ in millions):

	2014	2013	2012
Allowance at January 1	$18.8	19.5	20.6
Charged to income	8.2	8.7	6.6
Write-off of uncollectible receivables	(7.8)	(8.5)	(7.9)
Reserves acquired from acquisitions	0.9	—	—
Impact of exchange rate movements and other	(2.2)	(0.9)	0.2
Allowance at December 31	$17.9	18.8	19.5

Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the age profile of outstanding balances, the contractual terms of repayment and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current developments and the status of our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments result in a determination that payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance considered uncollectible is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on our Consolidated Financial Statements.

Warehouse Receivables
We originate mortgages upon receiving contractual purchase commitments from the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Loans are generally funded by our warehouse facility at prevailing market rates and repaid within a one-month period when Freddie Mac buys the loans, while we retain the servicing rights. We carry Warehouse receivables at the lower of cost or fair value based on the commitment price, in accordance with ASC Topic 948, Financial Services-Mortgage Banking. Historically, we have not experienced any credit quality deterioration or balances considered uncollectible with respect to our warehouse receivables. Upon surrender of control over the warehouse receivables, we account for the transfer as a sale.

Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold, resulting in net gains, which we record as Revenue in our Consolidated Statements of Comprehensive Income. At both December 31, 2014 and 2013, we had $5.8 million of mortgage servicing rights carried at the lower of amortized cost or fair value in Identified intangibles on our Consolidated Balance Sheets. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

We evaluate mortgage servicing assets for impairment on an annual basis, or more often if circumstances or events indicate a change in fair value. There have been no instances of impairment during all periods presented. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages.

Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.
We review property and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent that the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the years ended December 31, 2014, 2013 or 2012.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was $84.2 million, $71.0 million, and $66.2 million, respectively. The following table shows the gross value of major asset categories at December 31, 2014 and 2013, as well as the standard depreciable lives for each of these asset categories ($ in millions):

Category	2014	2013	Depreciable Life
Furniture, fixtures and equipment	$90.9	88.2	1 to 13 years
Computer equipment and software	429.8	375.3	1 to 10 years
Leasehold improvements	197.7	179.4	1 to 18 years
Automobiles and other	68.3	26.6	4 to 20 years
Total	786.7	669.5
Total accumulated depreciation	418.3	374.0
Net property and equipment	$368.4	$295.5

Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, we have recorded significant goodwill and intangible assets resulting from these acquisitions. These intangible assets are primarily comprised of management contracts and customer backlog that we acquired as part of these acquisitions and amortize over their estimated useful lives.

We evaluate goodwill for impairment at least annually. ASU 2011-08, "Testing Goodwill for Impairment" permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define our four reporting units as the three geographic regions of RES: Americas RES; Europe, Middle East and Africa ("EMEA") RES; and Asia Pacific RES, and LaSalle.

We have considered both qualitative and quantitative factors with respect to the performance of our annual impairment test of goodwill and determined the fair value of our reporting units to be substantially in excess of the carrying value, primarily considering (1) our market capitalization in relation to the aggregate carrying value of our net assets, (2) our overall financial performance during the year at both the reporting unit and consolidated reporting levels, and (3) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit.

In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing that indicate it is more likely than not an impairment loss has occurred. It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between the Company's market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the carrying values of the net assets of their respective businesses.

We evaluate our Identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

See Note 4 for additional information on goodwill and other intangible assets.

Investments in Real Estate Ventures
We invest in certain ventures that primarily own and operate commercial real estate across a wide array of sectors including retail, residential and office on a global basis. Historically, these investments have primarily been co-investments in funds that our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of ownership interests generally ranging from less than 1% to 15% of the respective ventures and based upon investment-specific objectives, are typically formed with anticipated five to nine year investment periods. During the course of investment periods, in many instances the terms of the underlying investment agreements limit the transferability of the Company's ownership interests to distinct events or circumstances, the timing or existence of which cannot be estimated. When in place, such restrictions are a result of the Company's role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments under the equity method, however, as further discussed below, we report certain of our investments at fair value utilizing information provided by investees.

For real estate limited partnerships in which the Company is a general partner, the entities are generally well-capitalized and grant the limited partners substantive participating rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method.

For limited partnerships in which the Company is a limited partner, the Company has concluded that it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method or at fair value.

For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (1) increased by contributions made and by our share of net income of the real estate ventures, and (2) decreased by distributions received and by our share of net losses of the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected in our Consolidated Statements of Comprehensive Income as

Equity earnings from real estate ventures. See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.

We review our investments in real estate ventures, except those investments otherwise reported at fair value, for indications of whether we may not be able to recover the carrying value of our investments and whether our investments are other than temporarily impaired. When events or changes in circumstances indicate that the carrying amount of one of our investments may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. We consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.

For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2014, 2013 and 2012, we recognized fair value gains of $7.1 million, $5.1 million and $2.0 million, respectively, that are included in Equity earnings from real estate ventures. The fair value of these investments at the balance sheet date is determined generally using net asset value ("NAV") per share (or its equivalent), a Level 3 input in the fair value hierarchy, provided by the investee. Refer to Note 5 for additional information regarding investments reported at fair value.

We report Equity earnings from real estate ventures in the Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings (losses) from real estate ventures as a component of revenue. See Note 3 for Equity earnings (losses) reflected within segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 3) measures segment results with Equity earnings (losses) included in segment revenue.

See Note 5 for additional information on investments in real estate ventures.

Stock-Based Compensation
Stock-based compensation in the form of restricted stock units is a significant element of our compensation programs. We determine the fair value of restricted stock units based on the market price of the Company's common stock on the grant date and amortize it on a straight-line basis over the associated vesting period for each separately vesting portion of an award. We reduce stock-based compensation expense for estimated forfeitures each period and adjust expense accordingly upon vesting or actual forfeitures.

We also have a "noncompensatory" Stock Purchase Plan ("ESPP") for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan ("Save As You Earn" or "SAYE") for U.K. and Irish employees. The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.

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

An increase or decrease in a deferred tax asset or liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is established if we believe it is more likely than not that all or some portion of a deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

See Note 8 for additional information on income taxes.

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business we do use derivative financial instruments in the form of forward foreign currency exchange contracts to manage selected foreign currency risks. At December 31, 2014, we had forward exchange contracts in effect with a gross notional value of $2.03 billion ($1.19 billion on a net basis) with a net fair value loss of $7.7 million. At December 31, 2013, we had forward exchange contracts in effect with a gross notional value of $1.96 billion ($1.01 billion on a net basis) with a net fair value loss of $0.1 million.

We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. We include the gains and losses on these forward foreign currency exchange contracts as a component of our overall net foreign currency gains and losses that are included in Operating, administrative and other expense.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material at December 31, 2014.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the United States using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of equity in the Consolidated Balance Sheets (Accumulated other comprehensive loss) and in the Consolidated Statements of Comprehensive Income (Other comprehensive income-foreign currency translation adjustments).

The $200.2 million of Accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2014, consists of $136.8 million of net foreign currency translation losses and $63.4 million of unrecognized losses on pension plans, recorded net of tax. The $25.2 million of Accumulated other comprehensive loss on our Consolidated Balance Sheet at December 31, 2013, consists of $1.1 million of net foreign currency translation gains offset by $26.3 million of unrecognized losses on pension plans recorded net of tax.

Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $8.5 million, $3.9 million, and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The effect of currency exchange rate changes on Cash and cash equivalents is presented as a separate caption in the Consolidated Statements of Cash Flows.

Cash Held for Others
We manage significant amounts of cash and cash equivalents in our role as agent for certain of our investment and property management clients. We do not include such amounts in our Consolidated Balance Sheets.

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

New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or a Tax Credit Carryforward Exists," which provides guidance for the financial statement presentation of such unrecognized tax benefits. ASU 2013-11 became effective for us on January 1, 2014, and resulted in the reclassification of $11.1 million of unrecognized tax benefits to reduce our deferred tax assets. These unrecognized tax benefits were previously classified as current taxes payable within Accounts payable and accrued liabilities and are now classified within Deferred tax assets, net as a reduction to net operating loss carryforwards.

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

The three geographic regions of RES:
(1) Americas,
(2) EMEA, and
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

For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expenses" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 2 for additional information on our gross and net accounting policies. For segment reporting, we present Equity earnings from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle. Finally, our measure of segment results excludes Restructuring and acquisition charges.

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

Summarized financial information by business segment for 2014, 2013 and 2012 is as follows ($ in thousands):

	2014	2013	2012
Real Estate Services
Americas
Revenue	$2,319,136	1,918,092	1,723,025
Equity earnings (losses)	775	549	(3)
Total segment revenue	2,319,911	1,918,641	1,723,022
Gross contract costs	(210,380)	(112,097)	(76,929)
Total segment fee revenue	2,109,531	1,806,544	1,646,093
Operating expenses:
Compensation, operating and administrative expenses	2,045,330	1,689,365	1,513,594
Depreciation and amortization	55,215	45,285	42,333
Total segment operating expenses	2,100,545	1,734,650	1,555,927
Gross contract costs	(210,380)	(112,097)	(76,929)
Total fee-based segment operating expenses	1,890,165	1,622,553	1,478,998
Operating income	$219,366	183,991	167,095

EMEA
Revenue	$1,632,657	1,323,201	1,072,909
Equity earnings (losses)	17	(535)	(310)
Total segment revenue	1,632,674	1,322,666	1,072,599
Gross contract costs	(316,440)	(204,596)	(120,817)
Total segment fee revenue	1,316,234	1,118,070	951,782
Operating expenses:
Compensation, operating and administrative expenses	1,488,033	1,212,797	996,639
Depreciation and amortization	23,763	20,547	21,644
Total segment operating expenses	1,511,796	1,233,344	1,018,283
Gross contract costs	(316,440)	(204,596)	(120,817)
Total fee-based segment operating expenses	1,195,356	1,028,748	897,466
Operating income	$120,878	89,322	54,316

Continued: Summarized financial information by business segment for 2014, 2013 and 2012 is as follows ($ in thousands):

	2014	2013	2012
Real Estate Services
Asia Pacific
Revenue	$1,109,701	965,626	875,476
Equity earnings	447	129	150
Total segment revenue	1,110,148	965,755	875,626
Gross contract costs	(201,073)	(118,089)	(94,816)
Total segment fee revenue	909,075	847,666	780,810
Operating expenses:
Compensation, operating and administrative expenses	1,012,639	876,239	797,396
Depreciation and amortization	13,301	12,216	12,886
Total segment operating expenses	1,025,940	888,455	810,282
Gross contract costs	(201,073)	(118,089)	(94,816)
Total fee-based segment operating expenses	824,867	770,366	715,466
Operating income	$84,208	77,300	65,344

LaSalle
Revenue	$368,109	254,672	261,420
Equity earnings	47,026	31,200	24,020
Total segment revenue	415,135	285,872	285,440
Operating expenses:
Compensation, operating and administrative expenses	281,094	216,203	211,567
Depreciation and amortization	2,059	1,805	1,947
Total segment operating expenses	283,153	218,008	213,514
Operating income	$131,982	67,864	71,926

Segment Reconciling Items:
Total segment revenue	$5,477,868	4,492,934	3,956,687
Reclassification of equity earnings	48,265	31,343	23,857
Total revenue	5,429,603	4,461,591	3,932,830
Total segment operating expenses before restructuring and acquisition charges	4,921,434	4,074,457	3,598,006
Operating income before restructuring and acquisition charges	508,169	387,134	334,824

Restructuring and acquisition charges	42,505	18,315	45,421
Operating income	$465,664	368,819	289,403

Identifiable assets by segment are those assets that are used by or are a result of each segment's business. Corporate assets are principally cash and cash equivalents, office furniture and computer hardware and software. The following table reconciles segment identifiable assets to consolidated assets and segment investments in real estate ventures to consolidated investments in real estate ventures ($ in millions):

	2014		2013

	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$2,368.4	8.7	$2,009.5	3.6
EMEA	1,328.6	3.1	1,321.2	2.8
Asia Pacific	775.1	4.4	681.1	2.2
LaSalle	476.2	280.9	473.3	278.6
Corporate	127.0	—	112.3	—
Consolidated	$5,075.3	297.1	$4,597.4	287.2
The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures ($ in millions):

	2014	2013	2012
Real Estate Services:
Americas	$62.9	47.0	42.6
EMEA	40.4	19.2	21.6
Asia Pacific	16.4	15.3	9.1
LaSalle	2.0	2.0	3.7
Corporate	35.2	27.3	18.5
Total capital expenditures	156.9	110.8	95.5
Less proceeds on dispositions	—	(0.1)	(0.7)
Net capital expenditures	$156.9	110.7	94.8
The following table sets forth the 2014 and 2013 revenue and assets from our most significant currencies ($ in millions):

	TOTAL REVENUE		TOTAL ASSETS
	2014	2013	2014	2013
United States dollar	$2,214.1	1,954.3	$2,809.0	2,562.1
British pound	833.4	636.3	749.3	756.1
Euro	701.8	595.9	507.3	468.8
Australian dollar	303.1	285.3	158.6	150.8
Hong Kong dollar	170.5	134.6	118.2	102.9
Chinese yuan	169.2	137.7	93.1	92.1
Singapore dollar	157.7	96.7	124.8	66.9
Japanese yen	155.1	122.0	44.1	35.9
Indian rupee	155.1	117.5	122.6	93.3
Other currencies	569.6	381.3	348.3	268.5
	$5,429.6	4,461.6	$5,075.3	4,597.4
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries represented approximately 5% of our total assets at both December 31, 2014 and 2013.

(4) BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

2014 Business Combinations Activity
During the year ended December 31, 2014, we completed ten new acquisitions located in the United States, Spain, Portugal, France, Sweden, England and Malaysia. These acquisitions included: (1) Tenzing, a Swedish commercial real estate services provider specializing in capital markets, (2) W.A. Ellis, a London-based residential agency and valuation firm, (3) CRESA Portland, a tenant representation and corporate services firm located in Portland, Oregon, and (4) CLEO Construction Management, a California-based project management services firm that specializes in medical facilities. We also purchased a portion of the minority ownership in our Indian operations, for which we had previously recorded a minority shareholder redemption liability on the Consolidated Balance Sheet, increasing our ownership from 90% to 95%. As of December 31, 2014, our estimated obligation of $11.2 million to purchase the remaining 5% is reflected within Minority shareholder redemption liability on the Consolidated Balance Sheet.

The aggregate terms of these acquisitions included: (1) cash paid at closing of $38.2 million, (2) consideration subject only to the passage of time of $21.5 million, (3) earn-out consideration subject to provisions that will be paid upon certain conditions being met, which was recorded at the acquisition date fair value of $10.3 million and (4) a redeemable noncontrolling interest of $14.2 million. The acquisition we completed in Sweden includes a redeemable noncontrolling interest in the form of an option agreement that allows the Company to purchase, and the noncontrolling shareholder to put to the Company, this noncontrolling interest in the acquired company in annual increments for the four years following acquisition at a price determined by the profit generated by the acquiree. Of the $69.5 million of total additions to goodwill during the year ended December 31, 2014, we anticipate being able to amortize and deduct $13.6 million for tax purposes.

During the year ended December 31, 2014, we also paid $39.3 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.

2013 Business Combinations Activity
In 2013, we completed five new acquisitions located in the United States, Japan and Singapore. Total consideration paid in 2013 for acquisitions of $57.5 million consisted of (1) $12.3 million paid at closing for the aforementioned five 2013 acquisitions and (2) $45.2 million for contingent earn-out consideration related to acquisitions completed in prior years, including $36.9 million representing the final earn-out payment for the 2008 Staubach acquisition. Also, in relation to acquisitions completed in prior years, we paid $72.5 million of deferred acquisition obligations, primarily consisting of $29.7 million for the 2011 King Sturge acquisition and $34.7 million for the 2008 Staubach acquisition.

Terms of these acquisitions included: (1) cash paid at closing of $12.3 million, (2) consideration subject only to the passage of time recorded as Deferred business acquisition obligations at an acquisition date fair value of $13.2 million, and (3) additional consideration subject to earn-out provisions that will be paid only if certain conditions are achieved, recorded as current and long-term liabilities, at their estimated acquisition date fair value of $9.2 million. These acquisitions resulted in goodwill of $26.5 million, which we anticipate being able to amortize and deduct for tax purposes, and identifiable intangibles of $8.3 million. During 2013, we also increased goodwill by $17.3 million for contingent earn-out payments recorded when the performance conditions on acquisitions completed prior to 2009 were achieved.

Earn-Out Payments
As of December 31, 2014, we had the potential to make earn-out payments on 18 previous acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $43.5 million at December 31, 2014, for which we have accrued $25.1 million on our Consolidated Balance Sheet within Other current and Other long-term liabilities. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years. Adjustments to earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Restructuring and acquisition charges in the Consolidated Statements of Comprehensive Income. Refer to Note 14, Restructuring and Acquisition Charges, for additional discussion.

Goodwill and Other Intangible Assets
We had $1.9 billion of goodwill and unamortized intangibles at December 31, 2014. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. The $1.9 billion of goodwill and unamortized intangibles consists of: (1) goodwill of $1.9 billion with indefinite useful lives that is not amortized, (2) identifiable intangibles of $31.8 million that will be amortized over their remaining finite useful lives, and (3) $7.0 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2013	$965.0	625.1	244.3	19.4	1,853.8
Additions, net of adjustments	30.7	8.4	4.7	—	43.8
Impact of exchange rate movements	(0.5)	14.1	(11.1)	—	2.5
Balance as of December 31, 2013	$995.2	647.6	237.9	19.4	1,900.1
Additions, net of adjustments	13.6	56.6	(0.7)	—	69.5
Impact of exchange rate movements	(0.5)	(53.8)	(6.4)	(1.0)	(61.7)
Balance as of December 31, 2014	$1,008.3	650.4	230.8	18.4	1,907.9

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated

Gross Carrying Amount
Balance as of January 1, 2013	$91.2	42.3	13.8	9.0	156.3
Additions	10.2	—	0.4	—	10.6
Adjustment for fully amortized intangibles	—	—	(3.5)	—	(3.5)
Impact of exchange rate movements	—	0.8	(0.9)	(1.3)	(1.4)
Balance as of December 31, 2013	$101.4	43.1	9.8	7.7	162.0
Additions	2.1	3.8	—	—	5.9
Impact of exchange rate movements	(0.1)	(3.1)	(0.3)	(0.7)	(4.2)
Balance as of December 31, 2014	$103.4	43.8	9.5	7.0	163.7

Accumulated Amortization
Balance as of January 1, 2013	$(71.3)	(26.5)	(12.4)	(0.1)	(110.3)
Amortization expense	(6.9)	(2.3)	(0.6)	—	(9.8)
Adjustment for fully amortized intangibles	—	—	3.5	—	3.5
Impact of exchange rate movements	—	(0.6)	0.8	—	0.2
Balance as of December 31, 2013	$(78.2)	(29.4)	(8.7)	(0.1)	(116.4)
Amortization expense	(6.7)	(3.9)	(0.5)	—	(11.1)
Impact of exchange rate movements	—	2.3	0.3	—	2.6
Balance as of December 31, 2014	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)

Net book value as of December 31, 2014	$18.5	12.8	0.6	6.9	38.8

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of these identifiable intangible assets is 2.8 years and the remaining estimated future amortization expense by year at December 31, 2014 is as follows ($ in millions):

2015	$10.2
2016	6.4
2017	5.7
2018	3.9
2019	2.4
Thereafter	3.2
Total	$31.8

(5) INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2014 and 2013, we had investments in real estate ventures of $297.1 million and $287.2 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting, however, we report certain of our direct investments at fair value. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

Approximately 55% of our $297.1 million balance in Investments in real estate ventures as of December 31, 2014 was attributable to investment vehicles which, utilizing our capital and outside capital primarily provided by institutional investors, invest in certain real estate ventures that own and operate real estate. Of this amount, the majority was placed with LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.

At December 31, 2014, LIC II had unfunded capital commitments to underlying funds of $154.2 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II Facility, our maximum potential unfunded commitment to LIC II was $107.4 million as of December 31, 2014. We expect LIC II to draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying real estate ventures.

The following table summarizes the above discussion relative to LIC II as of December 31, 2014 ($ in millions):

Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments	$107.4
Our share of unfunded capital commitments to underlying funds	75.2
Our maximum exposure assuming facilities are fully drawn	9.8
Our share of exposure on outstanding borrowings	6.4

Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other like investment vehicles or direct investments, the aggregate maximum of which is $68.8 million as of December 31, 2014.

Our investments in real estate ventures include investments in entities classified as VIEs that we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $4.3 million and $2.6 million at December 31, 2014 and December 31, 2013, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with other investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of December 31, 2014 and 2013 are as follows ($ in millions):

	2014	2013
Property and equipment, net	$37.8	14.4
Investment in real estate venture	5.0	—
Other assets	3.5	1.6
Total assets	$46.3	16.0

Mortgage loans payable, included in other long-term liabilities	$29.3	10.7
Total liabilities	29.3	10.7
Members' equity	17.0	5.3
Total liabilities and members' equity	$46.3	16.0

Summarized statements of operations for our consolidated VIEs for the years ended December 31, 2014, 2013 and 2012 are as follows ($ in millions):

	2014	2013	2012
Revenue	$4.2	$1.0	$0.7
Gain on Sale of Investment	—	2.9	—
Operating and other expenses	(3.9)	(0.6)	(0.3)
Net income	$0.3	$3.3	$0.4

The following table summarizes the combined financial information for our unconsolidated real estate ventures (including those held via LIC II) accounted for under either the equity method of accounting or at fair value ($ in millions):

	2014	2013	2012
Balance Sheets:
Investments in real estate, net of depreciation	$10,060.4	10,567.4	14,042.7
Total assets	12,613.1	13,741.8	16,942.5
Mortgage indebtedness	3,979.2	5,109.4	9,173.3
Other borrowings	754.6	486.2	346.8
Total liabilities	5,487.1	6,313.8	9,449.6
Total equity	7,126.0	7,428.0	7,492.9
Statements of Operations:
Revenue	$1,397.6	1,605.2	1,871.9
Net income	1,099.1	906.2	776.0

Impairment
We review our investments in real estate ventures on a quarterly basis, or as otherwise deemed necessary, for indications that we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $2.4 million, $6.5 million, and $7.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value, which activity is reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. At December 31, 2014, 2013, and 2012, we had $113.6 million, $78.9 million, and $63.6 million, respectively, of investments that were reported at fair value. Fair value was generally estimated utilizing NAV per share (or its equivalent), a Level 3 input in the fair value hierarchy, as provided by our investees. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. No adjustments to NAV estimates provided by investees, including adjustments to contemplate any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, were considered necessary based upon the following factors: (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures; (2) consideration of market demand for the specific types of real estate assets held by each venture; and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate.

The following table shows the movement in our investments in real estate ventures that were reported at fair value ($ in millions):

	2014	2013	2012
Fair value investments as of January 1,	$78.9	63.6	23.2
Investments	35.2	16.8	64.5
Distributions	(3.1)	(3.4)	(26.7)
Net fair value gain	7.1	5.1	2.0
Foreign currency translation adjustments, net	(4.5)	(3.2)	0.6
Fair value investments as of December 31,	$113.6	78.9	63.6

(6) STOCK-BASED COMPENSATION
The Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately one million shares available for grant under the SAIP at December 31, 2014. We also have a stock-based compensation plan for our United Kingdom and Ireland-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods.
Stock-based compensation expense is included within Compensation and benefits expense in our Consolidated Statements of Comprehensive Income. Share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following ($ in millions):

	2014	2013	2012
Restricted stock unit awards	$19.3	21.3	31.6
U.K. SAYE	1.1	1.0	0.9
	$20.4	22.3	32.5

We amortize the fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Employees age 55 or older, with a sum of age plus years of service with the Company which meets or exceeds 65, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions trigger application of certain elements of ASC Topic 718, "Compensation - Stock Compensation," whereby the recognition of compensation expense for restricted stock unit awards granted to employees meeting the age plus service criteria is accelerated such that all expense is recognized by the time that these employees are considered for retirement eligible.

Restricted Stock Unit Awards
Historically, a significant portion of restricted stock units granted each year were awarded in the first quarter of the year under our Stock Ownership Program (the "SOP"). The SOP generally required that between 10% to 20% of incentive compensation (or "bonus") of certain senior employees be deferred and delivered in restricted stock units. Under the SOP plan, we granted approximately 365,000 shares of restricted stock in 2012. Subsequent to the 2012 grant, we terminated the SOP and thus no additional restricted stock units have been issued under the SOP. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined that (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.

Restricted stock unit activity for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2012	1,362.3	$66.29
Granted	606.3	67.34
Vested	(577.7)	62.24
Forfeited	(45.0)	66.52
Unvested at December 31, 2012	1,345.9	$68.50	1.91
Granted	244.4	91.01
Vested	(522.8)	70.51
Forfeited	(42.2)	62.38
Unvested at December 31, 2013	1,025.3	$73.09	2.03
Granted	160.5	119.88
Vested	(426.6)	60.14
Forfeited	(13.9)	80.74
Unvested at December 31, 2014	745.3	$90.43	2.38
Unvested shares expected to vest	723.5	$90.56	2.38

We determine the fair value of restricted stock units based on the market price of the Company's common stock on the grant date. As of December 31, 2014, we had $27.4 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at December 31, 2014 over varying periods into 2019.

Shares vested during the years ended December 31, 2014, 2013 and 2012, had grant date fair values of $25.7 million, $36.9 million, and $36.0 million, respectively. Shares granted during the years ended December 31, 2014, 2013 and 2012 had grant date fair values of $19.2 million, $22.2 million and $40.8 million, respectively.

Other Stock Compensation Programs
As previously discussed, we also maintain the SAYE plan, a stock-based compensation plan for our United Kingdom and Ireland-based employees. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. There were approximately 507,000 shares available for grant under the SAYE plan at December 31, 2014.

Options activity under the SAYE plan for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Options granted	47,600	25,400
Exercise price - options granted	$105.54	$77.65
Options exercised	78,771	22,241
Weighted average exercise price	$26.10	$47.32
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 176,400 and 227,800 options outstanding under the SAYE plan at December 31, 2014 and 2013, respectively.

(7) RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan that is subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are included in the accompanying Consolidated Statements of Comprehensive Income. For the years ended December 31, 2014, 2013 and 2012 our employer contributions were $17.1 million, $15.7 million and $13.5 million, respectively. Related trust assets of the Plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.
We maintain several defined contribution retirement plans for eligible non-U.S. employees. Our contributions to these plans were approximately $27.4 million, $23.4 million and $22.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Defined Benefit Plans
We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 consisted of the following ($ in millions):

	2014	2013	2012
Employer service cost - benefits earned during the period	$3.7	3.9	4.0
Interest cost on projected benefit obligation	16.1	14.3	14.2
Expected return on plan assets	(24.5)	(19.9)	(17.3)
Net amortization of deferrals	1.0	2.1	2.1
Recognized actuarial loss	0.2	0.5	0.1
Net periodic pension cost	$(3.5)	0.9	3.1

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which is our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans as of December 31, 2014 and 2013 ($ in millions):

Change in benefit obligation:	2014	2013
Projected benefit obligation, beginning of year	$358.2	339.2
Service cost	3.7	3.9
Interest cost	16.1	14.3
Plan participants' contributions	0.6	0.6
Benefits paid	(8.2)	(8.4)
Actuarial loss	88.4	3.7
Changes in currency translation rates	(29.3)	8.3
Other	(2.3)	(3.4)
Projected benefit obligation, end of year	$427.2	358.2

Change in plan assets:	2014	2013
Fair value of plan assets, beginning of year	$383.1	333.9
Actual return on plan assets	55.5	38.6
Plan contributions	14.6	13.2
Benefits paid	(8.2)	(8.4)
Changes in currency translation rates	(28.4)	9.7
Other	(2.3)	(3.9)
Fair value of plan assets, end of year	$414.3	383.1

Funded status and net amount recognized	$(12.9)	24.9

Accumulated benefit obligation, end of year	$423.7	354.3

The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.

Defined benefit pension plan amounts recorded in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 include the following ($ in millions):

	2014	2013
Net pension (liabilities) assets	$(12.9)	24.9
Accumulated other comprehensive loss	92.4	42.0

Amounts in Accumulated other comprehensive loss yet to be recognized as components of net periodic pension cost are comprised of $91.6 million of actuarial losses and $0.8 million of prior service cost as of December 31, 2014. We anticipate that $4.7 million of this accumulated other comprehensive loss will be recognized as net periodic pension cost in 2015.

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 and in determining net periodic benefit cost for the years ended December 31 were as follows:

	2014			2013			2012
Discount rate used in determining present values	2.25%	to	3.70%	4.00%	to	4.65%	3.50%	to	4.70%
Annual increase in future compensation levels	0.00%	to	3.50%	0.00%	to	3.85%	0.00%	to	3.40%
Expected long-term rate of return on assets	2.70%	to	7.00%	4.10%	to	7.00%	4.70%	to	6.64%

The discount rate assumptions used for these pension plans were derived from the expected yield of investment grade bonds with durations consistent with the liabilities of these plans. A general market-wide decrease in the yield of investment grade bonds was the primary driver of the decrease in discount rate assumptions comparing 2014 to 2013 and 2012 in the table above. Accordingly, this decrease in discount rate assumptions was the primary driver of the actuarial losses reflected within the year ended December 31, 2014.

The expected long-term rate of return on assets is based on the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The actual return on plan assets for the years ended December 31, 2014 and 2013 has exceeded our projected long-term rate of return on assets due to favorable market conditions that have generated asset returns in excess of historical trends and long-term expectations.

Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by the trustees of each plan. The primary investment objective of these trusts is to invest plan assets in such a manner that members' benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that the trustees, in consultation with the Company's management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plan assets held no derivative instruments at December 31, 2014 and 2013.

The fair value of plan assets of the United Kingdom and Irish plans was determined using quoted market prices, Level 1 inputs, and significant observable inputs, Level 2 inputs. The fair value of plan assets at December 31, 2014, determined using Level 1 inputs was $263.2 million, and using Level 2 inputs was $102.3 million. The expected long-term rate of return on these assets is based on historical trends for similar asset classes, as well as current economic conditions.

The Company's defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The fair value of the plan assets were $48.8 million and $31.2 million at December 31, 2014 and 2013, respectively. The valuation of these assets was determined with the assistance of a third party insurance company and is considered a Level 3 measurement.

The allocation of pension plan assets at December 31, 2014 and 2013 is as follows:

	2014	2013
Equity securities
U.K. equities	15%	17%
Non-U.K. equities	30%	32%
Debt securities
Corporate bonds	30%	31%
Government and other	5%	3%
Cash and other	20%	17%
	100%	100%

The actual asset allocation at December 31, 2014 approximates the plan's target asset allocation percentages.

Future contributions and payments - We expect to contribute $12.6 million to our defined benefit pension plans in 2015. Additionally, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid ($ in millions):

Pension Benefit Payments
2015	$8.2
2016	8.2
2017	8.3
2018	8.6
2019	8.8
2020 to 2024	48.4
Total	$90.5

(8) INCOME TAXES
For the years ended December 31, 2014, 2013 and 2012, our provision for income taxes consisted of the following ($ in millions):

	2014	2013	2012
U.S. Federal:
Current	$11.1	4.7	11.1
Deferred	30.3	11.9	0.7
	$41.4	16.6	11.8

State and Local:
Current	$6.5	2.6	3.6
Deferred	0.3	(1.4)	0.2
	$6.8	1.2	3.8

International:
Current	$66.3	58.4	62.7
Deferred	(16.9)	15.9	(9.1)
	$49.4	74.3	53.6

Total	$97.6	92.1	69.2
In 2014, our current tax expense was reduced by $23.5 million, and our deferred tax expense was increased by a corresponding amount, due to the utilization of net operating loss carryovers. In 2013 and 2012, our current tax expense was reduced by $53.3 million and increased by $20.2 million, respectively, due to the utilization of prior years' net operating loss carryovers and to the generation of additional net operating loss carryovers.

Income tax expense for the years ended December 31, 2014, 2013, and 2012 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following ($ in millions):

	2014		2013		2012
Computed "expected" tax expense	$170.0	35.0%	$127.9	35.0%	$97.3	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	5.1	1.0%	1.4	0.4%	2.7	1.0%
Amortization of goodwill and other intangibles	(5.2)	(1.1)%	(5.7)	(1.6)%	(7.7)	(2.8)%
Nondeductible expenses	5.1	1.0%	2.1	0.6%	1.2	0.4%
International earnings taxed at varying rates	(59.1)	(12.2)%	(38.9)	(10.6)%	(33.5)	(12.1)%
Valuation allowances	7.4	1.5%	5.9	1.6%	13.6	5.0%
Return to provision adjustment	(0.2)	—%	1.2	0.3%	(5.9)	(2.1)%
Recognition of tax benefit, net of nondeductible indemnification asset write-off	(22.4)	(4.6)%	—	—%	—	—%
Other, net	(3.1)	(0.5)%	(1.8)	(0.5)%	1.5	0.5%
Total	$97.6	20.1%	$92.1	25.2%	$69.2	24.9%

With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income tax presence in 74 countries or other taxable jurisdictions outside of the United States which are treated as such by the United States Internal Revenue Code. All of those countries had income tax rates lower than the combined United States federal and state income tax rate in 2014.

With respect to jurisdictions in which we operate with very low tax rates, income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (21.5%), The People's Republic of China (25%), and the Netherlands (25%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation include Macau (12%), Cyprus (12.5%), Ireland (12.5%), and Poland (19%). In the aggregate, these very low tax rate jurisdictions contributed over two thirds of the difference between the actual income tax provision for international earnings and the equivalent provision at the United States statutory rate in 2014. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.

In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2014 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, which represents a difference of 10% or more from the United States federal statutory income tax rate.

For the years ended December 31, 2014, 2013, and 2012 our income before taxes from domestic (U.S.) and international sources was as follows ($ in millions):

	2014	2013	2012
Domestic	$111.2	102.8	100.1
International	374.4	262.6	178.0
Total	$485.6	365.4	278.1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below ($ in millions):

	2014	2013	2012
Deferred tax assets attributable to:
Accrued expenses	$153.0	128.6	90.0
U.S. federal and state loss and credit carryovers	14.6	56.9	82.6
Allowances for uncollectible accounts	6.8	6.1	6.2
International loss carryovers	136.9	133.5	147.4
Investments in real estate ventures	33.6	38.8	39.1
Pension liabilities	20.0	9.2	14.8
Deferred tax assets	$364.9	373.1	380.1

Less: valuation allowances	(62.0)	(60.5)	(53.8)
Net deferred tax assets	$302.9	312.6	326.3

Deferred tax liabilities attributable to:
Property and equipment	$1.6	5.7	4.7
Intangible assets	101.7	91.7	82.1
Income deferred for tax purposes	1.6	2.2	2.0
Other	5.5	6.8	2.0
Deferred tax liabilities	$110.4	106.4	90.8

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. If repatriation of all such earnings were to occur, we estimate that our resulting U.S. federal and state tax liability would be approximately $144.6 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers.
As of December 31, 2014, we had an available U.S. net operating loss carryover of $11.8 million which will begin to expire in 2029; U.S. state net operating loss carryovers of $10.0 million, which expire at various dates through 2029; and international net operating loss carryovers of $531.4 million, which primarily do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2013 to 2014 includes increases from current year losses, and decreases from current year estimated utilization.
As of December 31, 2014, we believe it is more likely than not that the net deferred tax assets of $192.5 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded that recognition is not yet appropriate under ASC Topic 740, "Income Taxes." In 2014, we reduced valuation allowances by $6.6 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $14.1 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of movement in valuation allowances comparing December 31, 2014 to December 31, 2013 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2014, our net current liability for income tax was $44.8 million, consisting of a current receivable of $59.3 million and current payable of $104.1 million.
The Company or one or more of its subsidiaries files income tax returns in the United States (including 47 states and 25 cities and the District of Columbia and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, The Netherlands, and Spain as well as 59 other countries. Generally, the Company's open tax years include those from 2010 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2014, the Company is under examination in the United Kingdom, France, Germany, India, Indonesia, and Taiwan. In the United States, the Company is under examination by the Internal Revenue Service and the State of Massachusetts.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows ($ in millions):

	2014	2013
Balance at January 1	$81.1	$87.2
Additions based on tax positions related to the current year	6.8	3.6
Decrease for the reversals of tax positions of prior years	(4.7)	(8.0)
Reductions for use in settlements with taxing authorities	(0.2)	(0.3)
Lapse of statute of limitations	(34.5)	(1.4)
Balance at December 31	$48.5	$81.1
The $34.5 million reduction in unrecognized tax benefits noted above was offset by a restructuring and acquisition charge related to the write-off of an indemnification asset of equal amount that arose from prior period acquisition activity. These two items offset each other in net income for the year ended December 31, 2014.
We believe it is reasonably possible that matters for which we have recorded $24.2 million of gross unrecognized tax benefits will be resolved within one year after December 31, 2014, including $12.8 million of such benefits for which related indemnification assets are recorded. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income or the financial position of the Company. We do not believe that we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2014, 2013, and 2012, we recognized approximately $0.5 million, $0.9 million, and $(0.1) million, respectively, in interest expense (income) and no penalties. We had approximately $4.7 million and $11.0 million of accrued interest at December 31, 2014 and 2013, respectively.

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
There were no transfers among levels of valuations during the three year period ended December 31, 2014.

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

We estimate that the fair value of our Long-term senior notes was $285.3 million and $262.6 million at December 31, 2014 and 2013, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The actual carrying value of our Long-term senior notes was $275.0 million at December 31, 2014 and 2013.

We record Warehouse receivables at the lower of cost or fair value based on the commitment purchase price. When applicable we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value at December 31, 2014 and 2013 of our assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	December 31, 2014		December 31, 2013
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$10.5	—	$13.0	—
Deferred compensation plan assets	111.2	—	85.1	—
Investments in real estate ventures - fair value	—	113.6	—	78.9
Total assets at fair value	$121.7	113.6	$98.1	78.9

Liabilities
Foreign currency forward contracts payable	$18.2	—	$13.1	—
Deferred compensation plan liabilities	107.9	—	85.9	—
Total liabilities at fair value	$126.1	—	$99.0	—

We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At December 31, 2014, these forward exchange contracts had a gross notional value of $2.03 billion ($1.19 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $10.5 million and a current liability of $18.2 million. At December 31, 2013, these forward exchange contracts had a gross notional value of $1.96 billion ($1.01 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $13.0 million and a current liability of $13.1 million.

The revaluations of our foreign currency forward contracts resulted in a net loss of $7.7 million, $0.1 million and $5.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2014.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $10.5 million asset at December 31, 2014 was comprised of gross contracts with receivable positions of $12.5 million and payable positions of $2.0 million. The $18.2 million liability position at December 31, 2014 was comprised of gross contracts with receivable positions of $1.1 million and payable positions of $19.3 million. At December 31, 2013, the $13.0 million asset was comprised of gross contracts with receivable positions of $13.8 million and payable positions of $0.8 million. The $13.1 million liability position at December 31, 2013, was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $14.4 million.
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet at December 31, 2014 as Deferred compensation plan assets of $111.2 million, long-term Deferred compensation liabilities of $107.9 million, and as a reduction of equity, Shares held in trust, of $6.4 million. This plan was recorded on our Consolidated Balance Sheet at December 31, 2013 as Deferred compensation plan assets of $85.1 million, long-term Deferred compensation liabilities of $85.9 million, and as a reduction of equity, Shares held in trust, of $8.1 million.

We report certain direct investments in real estate ventures at fair value. We had $113.6 million and $78.9 million at December 31, 2014 and 2013, respectively, of direct investments in real estate ventures that were reported at fair value. For these fair value investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. As discussed in Note 5, Investments in Real Estate Ventures, we determine the fair value of these investments generally using NAV per share (or its equivalent), a Level 3 input in the fair value hierarchy, provided by investees.

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant impairment losses during the years ended December 31, 2014, 2013 or 2012. See Note 5, Investments in Real Estate Ventures.

(10)	DEBT
Credit Facility
At December 31, 2014, we had a $1.2 billion unsecured revolving credit facility (the "Facility") scheduled to mature on October 4, 2018. At December 31, 2014, we had outstanding letters of credit of $22.0 million and no outstanding borrowings under the Facility. We had outstanding letters of credit of $19.8 million and $155.0 million of outstanding borrowings under the Facility at December 31, 2013. The average outstanding borrowings under the Facility were $357.0 million and $450.5 million during the years ended December 31, 2014 and 2013, respectively.

The pricing on the Facility ranges from LIBOR plus 1.00% to 1.75%. As of December 31, 2014, pricing on the Facility was LIBOR plus 1.00%. The effective interest rates on our credit facility were 1.2% and 1.4% during the years ended December 31, 2014 and 2013, respectively.

We remained in compliance with all covenants under our Facility as of December 31, 2014. The Facility requires us to maintain a leverage ratio that does not exceed 3.50 to 1 and a minimum cash interest coverage ratio of 3.00 to 1.

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

On February 25, 2015 we amended and expanded the Facility to a borrowing capacity of $2.0 billion with a scheduled maturity of February 2020; refer to Note 15, Subsequent Events, for additional discussion.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $44.9 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $19.6 million and $24.5 million at December 31, 2014 and 2013, respectively, of which $14.6 million and $22.8 million at December 31, 2014 and 2013, respectively, were attributable to local overdraft facilities.

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
Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years ending December 31 and thereafter are as follows ($ in millions):

OPERATING LEASES
2015	$137.7
2016	118.7
2017	88.9
2018	72.7
2019	62.0
Thereafter	190.2
Minimum lease payments	$670.2
As of December 31, 2014, we have accrued liabilities related to excess lease space of $7.9 million, including $3.8 million related to excess lease space as a result of combining King Sturge's offices with our offices. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2014 was $16.1 million.
Total rent expense, including office space and other rentals, was $141.0 million, $131.2 million and $131.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(12) TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $143.3 million, $125.7 million, and $147.7 million for 2014, 2013 and 2012, respectively, as well as receivables of $15.1 million and $14.4 million at December 31, 2014 and 2013, respectively, related to transactions with affiliates that are primarily a result of transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees at December 31, 2014 and 2013 are shown in the following table ($ in millions): (1)

	2014	2013
Loans related to co-investments (2)	$8.6	6.4
Advances, travel and other (3)	75.0	62.5
	$83.6	68.9
(1) The Company does not extend credit or provide personal loans to any director or executive officer of the Company.

(2)	These nonrecourse loans have been made to allow employees the ability to participate in investment fund opportunities.
(3) Consists primarily of commissions and other compensation advances to employees that are amortized based on performance over required service periods.

(13) COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a consolidated captive insurance company as further discussed below), but they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. The following table shows the professional indemnity reserve activity and the related payments made during the years ended December 31, 2014 and 2013 ($ in millions):

Reserve Activity
January 1, 2012	$1.0
New claims	0.8
Claims paid	(0.2)
December 31, 2012	$1.6
New claims	5.7
Prior year claims adjustments	(0.2)
Claims paid	(0.9)
December 31, 2013	$6.2
New claims	7.4
Prior year claims adjustments	(0.8)
Claims paid	(3.6)
December 31, 2014	$9.2

(14) RESTRUCTURING AND ACQUISITION CHARGES
For the year ended December 31, 2014, we recognized $42.5 million of Restructuring and acquisition charges, of which $34.5 million was related to the write-off of an indemnification asset that arose from prior period acquisition activity. This activity was partially offset by $3.9 million of net credit adjustments to earn-out liabilities that arose from prior period acquisition activity. The write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. After consideration of the write-off of the indemnification asset and net credit adjustments to earn-out liabilities, the remaining $11.9 million of expense consisted of (1) severance, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and information technology integration costs. For the year ended December 31, 2013 and 2012, we recognized $18.3 million and $45.4 million, respectively, of expense consisting of (1) severance, (2) King Sturge employee retention bonuses, (3) lease exit charges and fair value changes, and (4) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off and $3.9 million adjustment to earn-out liabilities, and the related payments made during the years ended December 31, 2014, 2013 and 2012 ($ in millions):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2012	$11.7	7.6	7.9	4.8	32.0

Accruals	12.4	8.1	8.4	16.5	45.4
Fixed Asset Disposals	—	—	—	(2.7)	(2.7)
Payments made	(14.1)	(10.5)	(4.3)	(14.4)	(43.3)
December 31, 2012	$10.0	5.2	12.0	4.2	31.4

Accruals	12.3	0.1	(1.4)	7.3	18.3
Payments made	(18.5)	(4.9)	(4.7)	(11.1)	(39.2)
December 31, 2013	$3.8	0.4	5.9	0.4	10.5

Accruals	5.2	—	3.2	3.5	11.9
Payments made	(6.0)	(0.4)	(4.9)	(3.5)	(14.8)
December 31, 2014	$3.0	—	4.2	0.4	7.6

We expect that accrued severance and other accrued acquisition costs will be paid during the first half of 2015. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

(15) SUBSEQUENT EVENTS
On February 25, 2015, we amended and expanded our Facility, which resulted in: (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion; (2) an extension of the maturity date from October 4, 2018 to February 25, 2020; (3) increases in certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; and (4) a range of pricing from LIBOR plus 1.00% to 2.05%, with current pricing unchanged at LIBOR plus 1.00%. Under this new agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.

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

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION-2014 (UNAUDITED)

($ in thousands, except share data)					YEAR
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2014
Revenue:
Real Estate Services:
Americas	$447,317	545,049	581,631	745,914	$2,319,911
EMEA	311,882	395,643	368,577	556,572	1,632,674
Asia Pacific	214,623	267,481	272,906	355,138	1,110,148
LaSalle Investment Management	72,523	81,522	162,413	98,677	415,135

Less:
Equity earnings from real estate ventures	8,903	12,491	19,552	7,319	48,265
Total revenue	1,037,442	1,277,204	1,365,975	1,748,982	5,429,603

Operating expenses:
Real Estate Services:
Americas	430,320	498,281	533,645	638,299	2,100,545
EMEA	316,790	370,864	352,248	471,894	1,511,796
Asia Pacific	213,473	251,711	257,796	302,960	1,025,940
LaSalle Investment Management	56,167	59,234	94,865	72,887	283,153

Plus:
Restructuring charges	35,958	5,458	(37)	1,126	42,505
Total operating expenses	1,052,708	1,185,548	1,238,517	1,487,166	4,963,939

Operating income	(15,266)	91,656	127,458	261,816	465,664

Net income attributable to
common shareholders	$15,902	71,766	104,284	193,797	$385,749

Basic earnings per common share	$0.36	1.61	2.33	4.33	$8.63

Diluted earnings per common share	$0.35	1.58	2.30	4.29	$8.52

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION-2013 (UNAUDITED)

($ in thousands, except share data)					YEAR
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31	2013
Revenue:
Real Estate Services:
Americas	$361,684	431,565	484,037	641,355	$1,918,641
EMEA	244,905	267,610	318,372	491,779	1,322,666
Asia Pacific	190,015	228,319	237,038	310,383	965,755
LaSalle Investment Management	64,866	70,965	73,929	76,112	285,872

Less:
Equity earnings from real estate ventures	5,482	9,076	6,574	10,211	31,343
Total revenue	855,988	989,383	1,106,802	1,509,418	4,461,591

Operating expenses:
Real Estate Services:
Americas	347,012	396,206	439,096	552,336	1,734,650
EMEA	246,508	254,524	300,451	431,861	1,233,344
Asia Pacific	187,577	214,972	218,106	267,800	888,455
LaSalle Investment Management	51,623	51,257	57,132	57,996	218,008

Plus:
Restructuring charges	3,168	6,602	4,919	3,626	18,315
Total operating expenses	835,888	923,561	1,019,704	1,313,619	4,092,772

Operating income	20,100	65,822	87,098	195,799	368,819

Net income available to
common shareholders	$13,155	46,290	62,857	147,154	$269,456

Basic earnings per common share	$0.30	1.05	1.42	3.31	$6.09

Diluted earnings per common share	$0.29	1.03	1.39	3.26	$5.98

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
Based on management's evaluation as of December 31, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on our evaluation under the framework in Internal

Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company's internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8. Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2015 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Directors and Corporate Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on Form 10-K.
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

The following table provides information as of December 31, 2014 with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans (in thousands, except exercise price):

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	724	90.59	957
ESPP (2)	n/a	n/a	113
Subtotal	724		1,070
Equity compensation plans not approved by security holders
SAYE (3)	166	73.54	507
Subtotal	166		507
Total	890		1,577
Notes:

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

(2)
In 1998, we adopted an ESPP for eligible U.S. based employees. Under this plan, employee contributions for stock purchases were enhanced through an additional contribution of a 5% discount on the purchase price. Effective April 1, 2009, the 5% discount has been discontinued and purchases are broker-assisted on the open market.

(3)
In November 2001, we adopted the SAYE plan for eligible employees of our U.K. based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Options granted under the SAYE plan vest over a period of three to five years. The original SAYE plan was not approved by shareholders since such approval was not required under applicable rules at the time of the adoption of this plan. In 2006, our shareholders approved an amendment to the SAYE plan that increased the number of shares reserved for issuance by 500,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2015.

JONES LANG LASALLE INCORPORATED

By	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2015.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director
Colin Dyer	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Dame DeAnne Julius	Director
Dame DeAnne Julius

/s/ Kate S. Lavelle	Director
Kate S. Lavelle

/s/ Ming Lu	Director
Ming Lu

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Shailesh Rao	Director
Shailesh Rao

/s/ David B. Rickard	Director
David B. Rickard

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ Christie B. Kelly	Executive Vice President and Chief Financial
Christie B. Kelly	Officer (Principal Financial Officer)

/s/ Mark K. Engel	Executive Vice President and Global Controller
Mark K. Engel	(Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2
Second Amended and Restated Bylaws of the Registrant effective as of November 3, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145)

10.1	Multicurrency Credit Agreement dated as of October 4, 2013 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated October 7, 2013 (File No. 001-13145))

10.2
Amended and Restated Multicurrency Credit Agreement dated as of February 25, 2015 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 26, 2015 (File No. 001-13145))

10.3
Amended and Restated Stock Award and Incentive Plan dated as of April 15, 2012 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2012 and incorporated by reference to Schedule 14A filed on April 20, 2012 (File No. 001-13145))

10.4
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-13145))

10.5	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees' Annual Grants

10.6	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.7
Senior Executive Services Agreement with Alastair Hughes dated as of March 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.8
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated July 21, 2004 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.9
Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.10
Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.11
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K dated January 10, 2005 (File No. 001-13145))

10.12
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.13
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.14
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.15
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.16
Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.17
Jones Lang LaSalle Incorporated GEB 2010-2014 Long-Term Incentive Compensation Program effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.18
CEO Performance Incentive Agreement dated as of April 19, 2012 between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated April 19, 2012 (File No. 001-13145))

10.19
Letter Agreement dated May 15, 2013 between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2013 (File No. 001-13145))

10.20
Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.21	Letter Agreement dated April 15, 2014 between Jones Lang LaSalle Incorporated and Alastair Hughes (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File 001-13145))

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

EXHIBIT
NUMBER	DESCRIPTION

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets at December 31, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (3) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (5) Notes to Consolidated Financial Statements.

* Filed herewith

INTERNATIONAL INTEGRATED REPORTING COUNCIL CROSS REFERENCE

The table below provides a cross reference to the requirements of The International Framework (the "Framework") issued by the International Integrated Reporting Council ("IIRC") (December, 2013 Version) and the Location of the Responses in the Jones Lang LaSalle Annual Report on Form 10-K.

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	34	Integrated Reporting
1.17-1.18	Application of the Framework	134	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	34	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	8, 11	Global Strategic Priorities; Strategy 2020: Our Future Orientation
3.6	Connectivity of information	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.10	Stakeholder relationships	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.17	Materiality	7	Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise
3.36	Conciseness		Throughout
3.39	Reliability and completeness	3, 34	Company Overview; Item 1A: Risk Factors
3.54	Consistency and comparability	60	Item 6: Selected Financial Data
		63	Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	3, 24, 27	Company Overview; Competition; Competitive Differentiators; Industry Trends
4.8	Governance	8	Global Governance Structure
4.10	Business model	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
4.23	Risks and opportunities	34	Item 1A: Risk Factors
4.27	Strategy and resource allocation	8, 11	Global Strategic Priorities; Strategy 2020: Our Future Orientation
4.30	Performance	60	Item 6: Selected Financial Data
		63	Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	8, 11, 34	Global Strategic Priorities; Strategy 2020: Our Future Orientation; Item 1A: Risk Factors
4.40	Basis of preparation and presentation	34	Integrated Reporting: Responsibility for Integrated Reporting