Form 10-Q
period 2015-03-31
JONES LANG LASALLE INC
filed 2015-05-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 4, 2015 was 44,862,646.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014
(in thousands, except share data)

	March 31,	December 31,
Assets	2015 (unaudited)	2014
Current assets:
Cash and cash equivalents	$198,491	250,413
Trade receivables, net of allowances of $22,729 and $17,861	1,229,545	1,375,035
Notes and other receivables	201,614	181,377
Warehouse receivables	178,954	83,312
Prepaid expenses	84,227	64,963
Deferred tax assets, net	133,641	135,251
Other	34,665	27,825
Total current assets	2,061,137	2,118,176
Property and equipment, net of accumulated depreciation of $423,588 and $418,332	353,818	368,361
Goodwill, with indefinite useful lives	1,870,534	1,907,924
Identified intangibles, net of accumulated amortization of $124,915 and $124,920	36,014	38,841
Investments in real estate ventures, including $130,665 and $113,602 at fair value	304,770	297,142
Long-term receivables	83,941	85,749
Deferred tax assets, net	98,539	90,897
Deferred compensation plan	124,062	111,234
Other	63,603	57,012
Total assets	$4,996,418	5,075,336
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$548,060	630,037
Accrued compensation	628,592	990,678
Short-term borrowings	21,215	19,623
Deferred tax liabilities, net	16,554	16,554
Deferred income	96,915	104,565
Deferred business acquisition obligations	45,802	49,259
Warehouse facility	178,954	83,312
Minority shareholder redemption liability	16,333	11,158
Other	143,175	141,825
Total current liabilities	1,695,600	2,047,011
Credit facility	335,000	—
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	17,232	17,082
Deferred compensation	137,100	125,857
Deferred business acquisition obligations	67,135	68,848
Other	112,475	118,969
Total liabilities	2,639,542	2,652,767
Redeemable noncontrolling interest	9,185	13,449
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,859,342 and 44,828,779 shares issued and outstanding	449	448
Additional paid-in capital	967,981	961,850
Retained earnings	1,673,039	1,631,145
Shares held in trust	(6,329)	(6,407)
Accumulated other comprehensive loss	(308,460)	(200,239)
Total Company shareholders’ equity	2,326,680	2,386,797
Noncontrolling interest	21,011	22,323
Total equity	2,347,691	2,409,120
Total liabilities and equity	$4,996,418	5,075,336
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$1,203,511	1,037,442

Operating expenses:
Compensation and benefits	737,917	637,340
Operating, administrative and other	387,197	356,999
Depreciation and amortization	24,923	22,411
Restructuring and acquisition charges	816	35,958
Total operating expenses	1,150,853	1,052,708

Operating income (loss)	52,658	(15,266)

Interest expense, net of interest income	(6,038)	(6,637)
Equity earnings from real estate ventures	11,384	8,903
Income (loss) before income taxes and noncontrolling interest	58,004	(13,000)
Provision for (benefit from) income taxes	14,733	(29,145)
Net income	43,271	16,145

Net income attributable to noncontrolling interest	1,377	243
Net income attributable to the Company	41,894	15,902

Net income attributable to common shareholders	$41,894	15,902

Basic earnings per common share	$0.93	0.36
Basic weighted average shares outstanding	44,843,629	44,513,813

Diluted earnings per common share	$0.92	0.35
Diluted weighted average shares outstanding	45,373,911	45,201,708

Other comprehensive (loss) income:
Net income attributable to the Company	$41,894	15,902
Change in pension liabilities, net of tax	852	—
Foreign currency translation adjustments	(109,073)	13,818
Comprehensive (loss) income attributable to the Company	$(66,327)	29,720

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2015
(in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2014	44,828,779	$448	961,850	1,631,145	(6,407)	(200,239)	22,323	$2,409,120
Net income (1)	—	—	—	41,894	—	—	1,575	43,469
Shares issued under stock compensation programs	42,364	1	54	—	—	—	—	55
Shares repurchased for payment of taxes on stock awards	(11,801)	—	(1,915)	—	—	—	—	(1,915)
Tax adjustments due to vestings and exercises	—	—	1,106	—	—	—	—	1,106
Amortization of stock compensation	—	—	6,709	—	—	—	—	6,709
Shares held in trust	—	—	—	—	78	—	—	78
Change in pension liabilities, net of tax	—	—	—	—	—	852	—	852
Foreign currency translation adjustments	—	—	—	—	—	(109,073)	—	(109,073)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,887)	(2,887)
Acquisition of redeemable noncontrolling interest	—	—	177	—	—	—	—	177
Balances at March 31, 2015	44,859,342	$449	967,981	1,673,039	(6,329)	(308,460)	21,011	$2,347,691

(1) Net income excludes activity attributable to redeemable noncontrolling interest, which was a net loss of $198 for the three months ended March 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(in thousands) (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows provided by (used in) operating activities:
Net income	$43,271	16,145
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	24,923	22,411
Equity earnings from real estate ventures	(11,384)	(8,903)
Gain on the sale of assets, net	(1,188)	—
Distributions of earnings from real estate ventures	1,683	489
Provision for loss on receivables and other assets	8,032	5,303
Amortization of deferred compensation	6,709	6,233
Accretion of interest on deferred business acquisition obligations	979	1,134
Amortization of debt issuance costs	945	907
Change in:
Receivables	63,390	85,668
Prepaid expenses and other assets	(38,830)	(24,654)
Deferred tax assets, net	(5,881)	21,683
Excess tax benefit from share-based payment arrangements	(1,106)	(1,942)
Accounts payable, accrued liabilities and accrued compensation	(427,313)	(387,693)
Net cash used in operating activities	(335,770)	(263,219)

Cash flows used in investing activities:
Net capital additions – property and equipment	(19,164)	(33,264)
Proceeds from the sale of assets	6,813	—
Business acquisitions	(3,668)	(9,173)
Capital contributions to real estate ventures	(19,176)	(4,145)
Distributions of capital from real estate ventures	14,141	7,285
Net cash used in investing activities	(21,054)	(39,297)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	631,000	610,000
Repayments of borrowings under credit facility	(294,862)	(329,703)
Payments of deferred business acquisition obligations	(3,949)	(1,352)
Acquisition of redeemable noncontrolling interest	(2,655)	—
Debt issuance costs	(7,150)	—
Shares repurchased for payment of employee taxes on stock awards	(1,915)	(4,101)
Excess tax benefit from share-based payment arrangements	1,106	1,942
Common stock issued under option and stock purchase programs	55	133
Principal payments on capital lease obligations	(1,013)	(1,069)
Other loan (payments) proceeds	(4,338)	14,297
Noncontrolling interest distributions, net	(2,898)	—
Net cash provided by financing activities	313,381	290,147

Effect of currency exchange rate changes on cash and cash equivalents	(8,479)	(209)
Net decrease in cash and cash equivalents	(51,922)	(12,578)
Cash and cash equivalents, beginning of the period	250,413	152,726
Cash and cash equivalents, end of the period	$198,491	140,148

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,400	1,030
Income taxes, net of refunds	34,909	18,314
Non-cash investing activities:
Business acquisitions, including contingent consideration	$9,279	—
Capital leases	2,622	7,570
Non-cash financing activities:
Deferred business acquisition obligations	$451	—
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "the Firm," "we," "us" or "our") for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.

(1)	Interim Information
Our Consolidated Financial Statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar-year-end, while we recognize certain expenses evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services ("RES") segments, revenue from capital markets activities relates to the size and timing of our clients' transactions and can fluctuate significantly from period to period.

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

We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates. Changes in the geographic mix of income can impact our estimated effective tax rate.

As a result of the items mentioned above, the results for the three months ended March 31, 2015 and 2014 are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP") when it becomes effective. Currently, the new standard is effective for the Company on January 1, 2017, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis," which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest," which simplifies the presentation of debt issuance costs. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not believe implementation of the guidance will have a material effect on its consolidated financial statements.

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

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $0.6 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. Gross construction services revenue totaled $17.1 million and $27.5 million for the three months ended March 31, 2015 and 2014, respectively and subcontract costs totaled $16.5 million and $26.3 million for the three months ended March 31, 2015 and 2014, respectively.

We included costs in excess of billings on uncompleted construction contracts of $2.7 million and $3.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $7.1 million and $7.9 million, in Deferred income, as of March 31, 2015 and December 31, 2014, respectively.

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

We account for the majority of our service contracts on a net basis. These net costs aggregated approximately $548.7 million and $478.9 million for the three months ended March 31, 2015 and 2014, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $174.4 million and $159.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expenses" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3 for additional information on our gross and net accounting policies. For segment reporting, we present Equity earnings from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle. Finally, our measure of segment results excludes Restructuring and acquisition charges.

The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs, inclusive of Equity earnings from real estate ventures, and excluding Restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our four business segments.

Summarized unaudited financial information by business segment for the three months ended March 31, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Americas - Real Estate Services
Revenue	$554,196	447,082
Equity earnings	347	235
Total segment revenue	554,543	447,317
Gross contract costs	(52,959)	(40,783)
Total segment fee revenue	501,584	406,534
Operating expenses:
Compensation, operating and administrative expenses	503,577	417,009
Depreciation and amortization	15,551	13,311
Total segment operating expenses	519,128	430,320
Gross contract costs	(52,959)	(40,783)
Total fee-based segment operating expenses	466,169	389,537
Operating income	$35,415	16,997

EMEA - Real Estate Services
Revenue	$325,774	311,882
Equity losses	(368)	—
Total segment revenue	325,406	311,882
Gross contract costs	(71,862)	(77,853)
Total segment fee revenue	253,544	234,029
Operating expenses:
Compensation, operating and administrative expenses	323,086	311,346
Depreciation and amortization	5,226	5,444
Total segment operating expenses	328,312	316,790
Gross contract costs	(71,862)	(77,853)
Total fee-based segment operating expenses	256,450	238,937
Operating loss	$(2,906)	(4,908)

Continued: Summarized unaudited financial information by business segment for the three months ended March 31, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Asia Pacific - Real Estate Services
Revenue	$237,750	214,705
Equity losses	(53)	(82)
Total segment revenue	237,697	214,623
Gross contract costs	(49,588)	(40,967)
Total segment fee revenue	188,109	173,656
Operating expenses:
Compensation, operating and administrative expenses	229,622	210,305
Depreciation and amortization	3,639	3,168
Total segment operating expenses	233,261	213,473
Gross contract costs	(49,588)	(40,967)
Total fee-based segment operating expenses	183,673	172,506
Operating income	$4,436	1,150

LaSalle
Revenue	$85,791	63,773
Equity earnings	11,458	8,750
Total segment revenue	97,249	72,523
Operating expenses:
Compensation, operating and administrative expenses	68,829	55,679
Depreciation and amortization	507	488
Total segment operating expenses	69,336	56,167
Operating income	$27,913	16,356

Segment Reconciling Items
Total segment revenue	$1,214,895	1,046,345
Reclassification of equity earnings	11,384	8,903
Total revenue	1,203,511	1,037,442
Total segment operating expenses before restructuring and acquisition charges	1,150,037	1,016,750
Operating income before restructuring and acquisition charges	53,474	20,692

Restructuring and acquisition charges	816	35,958
Operating income (loss)	$52,658	(15,266)

(5) Business Combinations, Goodwill and Other Intangible Assets

2015 Business Combinations Activity
During the three months ended March 31, 2015, we completed two acquisitions, acquiring companies in Japan and Sweden, and we made the final payment for a Turkish acquisition that was completed in a previous year. Aggregate terms of these acquisitions included: (1) cash payments of $3.7 million, (2) consideration subject only to the passage of time of $0.5 million, and (3) earn-out consideration subject to provisions that will be paid upon certain performance conditions being met, which was recorded at the acquisition date fair value of $3.9 million.

Our 2007 acquisition of an Indian real estate services company included provisions for the purchase of the minority ownership retained at completion. This obligation was reflected on our Consolidated Balance Sheet at March 31, 2015 as a $16.3 million Minority shareholder redemption liability. During the three months ended March 31, 2015, this estimated purchase obligation was increased by $5.4 million, with a corresponding adjustment to goodwill, to reflect our current estimate of the purchase price for the remaining shares held by the minority shareholder.

During the three months ended March 31, 2015, we paid $3.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.7 million to purchase a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider specializing in facilitating capital markets transactions.

Earn-Out Payments
At March 31, 2015, we had the potential to make earn-out payments on 15 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments for these acquisitions was $43.6 million at March 31, 2015, for which we have accrued $26.8 million on our Consolidated Balance Sheet within Other current and long-term liabilities. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We had $1.9 billion of goodwill and unamortized intangibles at March 31, 2015. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. The $1.9 billion of goodwill and unamortized intangibles consists of: (1) goodwill of $1.87 billion with indefinite useful lives that is not amortized, (2) identifiable intangibles of $29.4 million that will be amortized over their remaining finite useful lives, and (3) $6.6 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2015	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	—	6.4	6.0	—	12.4
Impact of exchange rate movements	(0.4)	(44.2)	(4.4)	(0.8)	(49.8)
Balance as of March 31, 2015	$1,007.9	612.6	232.4	17.6	1,870.5

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of January 1, 2015	$103.4	43.8	9.5	7.0	163.7
Additions	0.1	0.2	0.1	—	0.4
Impact of exchange rate movements	—	(2.6)	(0.3)	(0.3)	(3.2)
Balance as of March 31, 2015	$103.5	41.4	9.3	6.7	160.9

Accumulated Amortization
Balance as of January 1, 2015	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization expense	(1.6)	(0.3)	(0.1)	—	(2.0)
Impact of exchange rate movements	(0.1)	1.8	0.3	—	2.0
Balance as of March 31, 2015	$(86.6)	(29.5)	(8.7)	(0.1)	(124.9)

Net book value as of March 31, 2015	$16.9	11.9	0.6	6.6	36.0

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangible assets with finite useful lives at March 31, 2015, is as follows ($ in millions):

2015 (9 months)	$8.3
2016	6.4
2017	5.6
2018	3.8
2019	2.4
2020	2.9
Thereafter	—
Total	$29.4

(6)	Investments in Real Estate Ventures
As of March 31, 2015 and December 31, 2014, we had Investments in real estate ventures of $304.8 million and $297.1 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting, however, we report certain of our direct investments at fair value. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

Approximately 50% of our $304.8 million balance in Investments in real estate ventures as of March 31, 2015 was attributable to investment vehicles which, utilizing our capital and outside capital primarily provided by institutional investors, invest in certain real estate ventures that own and operate real estate. Of this amount, the majority was placed with LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.

At March 31, 2015, LIC II had unfunded capital commitments to the underlying funds of $141.5 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposures to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitments to LIC II were $98.2 million as of March 31, 2015. We expect LIC II to draw down on our commitment over the next three to five years to satisfy its existing commitments to underlying real estate ventures.

The following table summarizes the above discussion relative to LIC II as of March 31, 2015 ($ in millions):

Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments	$98.2
Our share of unfunded capital commitments to underlying funds	69.0
Our maximum exposure, assuming facility is fully drawn	9.8
Our share of exposure on outstanding borrowings	1.0

Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other like investment vehicles or direct investments, the aggregate maximum of which is $80.9 million as of March 31, 2015.

Our investments in real estate ventures include investments in entities classified as variable interest entities ("VIEs") that we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $7.6 million and $4.3 million at March 31, 2015 and December 31, 2014, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with other investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we would not be deemed to have a controlling financial interest in or be the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of March 31, 2015 and December 31, 2014 are as follows ($ in millions):

	March 31, 2015	December 31, 2014
Property and equipment, net	$32.4	37.8
Investment in real estate venture	5.1	5.0
Other assets	3.1	3.5
Total assets	$40.6	46.3

Mortgage loans payable, included in other long-term liabilities	$24.9	29.3
Total liabilities	24.9	29.3
Members' equity	15.7	17.0
Total liabilities and members' equity	$40.6	46.3

Summarized statements of operations for our consolidated VIEs for the three months ended March 31, 2015 and 2014 are as follows ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$1.1	0.5
Gain on sale of investment	1.3	—
Operating and other expenses	(0.9)	(0.4)
Net income	$1.5	0.1

The members' equity and net income of the consolidated VIEs are allocated to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income, respectively.

Impairment
We review our investments in real estate ventures on a quarterly basis, or as otherwise deemed necessary, for indications that we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $3.6 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value, which activity is reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. At March 31, 2015 and December 31, 2014, we had $130.7 million and $113.6 million, respectively, of investments that were reported at fair value. Fair value was generally estimated utilizing NAV per share (or its equivalent), a Level 3 input in the fair value hierarchy, as provided by our investees. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. No adjustments to NAV estimates provided by investees, including adjustments to contemplate any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, were considered necessary based upon the following factors: (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures; (2) consideration of market demand for the specific types of real estate assets held by each venture; and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate.

The following table shows the roll forward of our investments in real estate ventures that are accounted for at fair value ($ in millions):

	2015	2014
Fair value investments as of January 1,	$113.6	78.9
Investments	13.8	0.8
Distributions	(1.2)	—
Net fair value gain	7.1	1.2
Foreign currency translation adjustments, net	(2.6)	(0.2)
Fair value investments as of March 31,	$130.7	80.7

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent a crucial element of our compensation program.

Restricted stock unit activity for the three months ended March 31, 2015 and 2014 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2015	745.3	$90.43
Granted	121.0	159.91
Vested	(41.8)	80.61
Forfeited	(4.1)	89.10
Unvested at March 31, 2015	820.4	$101.18	2.35
Unvested shares expected to vest	796.7	$101.41	2.36

Unvested at January 1, 2014	1,025.3	$73.10
Granted	135.3	118.42
Vested	(129.5)	58.18
Forfeited	—	—
Unvested at March 31, 2014	1,031.1	$80.92	2.36
Unvested shares expected to vest	997.1	$81.10	2.37

We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of March 31, 2015, we had $35.8 million of remaining unamortized deferred compensation related to unvested restricted stock units. We will recognize the remaining cost of unvested restricted stock units outstanding at March 31, 2015 over varying periods into 2020.

Shares vested during the three months ended March 31, 2015 and 2014, had grant date fair values of $3.4 million and $7.5 million, respectively. Shares granted during the three months ended March 31, 2015 and 2014, had grant date fair values of $19.3 million and $16.0 million, respectively.

Other Stock Compensation Programs
We also have a stock-based compensation plan for our United Kingdom and Ireland-based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. No options were issued during the three months ended March 31, 2015 and 2014. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 172,800 and 176,400 options outstanding under the SAYE plan at March 31, 2015 and December 31, 2014, respectively.

(8)	Retirement Plans
We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost (income) consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Employer service cost - benefits earned during the period	$1.3	1.0
Interest cost on projected benefit obligation	3.6	4.1
Expected return on plan assets	(5.2)	(6.2)
Net amortization of deferrals	0.8	0.3
Recognized actuarial loss	0.4	—
Net periodic pension cost (income)	$0.9	(0.8)

The expected return on plan assets, included in net periodic pension cost (income) during 2015 was based on forecasted long-term rates of return on the plan assets of each individual plan; expected returns range from 2.7% to 5.8%.

For the three months ended March 31, 2015 and 2014, we made payments of $2.7 million and $3.5 million, respectively, to these plans. We expect to contribute an additional $9.3 million to these plans during the last nine months of 2015, for a total of $12.0 million in 2015. We contributed $14.6 million to these plans during the year ended December 31, 2014.

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
There were no transfers among levels of valuations during either the three months ended March 31, 2015 or 2014.

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

We estimate that the fair value of our Long-term senior notes was $290.2 million and $285.3 million at March 31, 2015 and December 31, 2014, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The actual carrying value of our Long-term senior notes was $275.0 million at March 31, 2015 and December 31, 2014.

We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value at March 31, 2015 and December 31, 2014 of our assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	March 31, 2015		December 31, 2014
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$17.6	—	$10.5	—
Deferred compensation plan assets	124.1	—	111.2	—
Investments in real estate ventures - fair value	—	130.7	—	113.6
Total assets at fair value	$141.7	130.7	$121.7	113.6

Liabilities
Foreign currency forward contracts payable	$24.5	—	$18.2	—
Deferred compensation plan liabilities	121.6	—	107.9	—
Total liabilities at fair value	$146.1	—	$126.1	—

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At March 31, 2015, these forward exchange contracts had a gross notional value of $2.00 billion ($1.03 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $17.6 million and a current liability of $24.5 million. At December 31, 2014, these forward exchange contracts had a gross notional value of $2.03 billion ($1.19 billion on a net basis) and were recorded on our Consolidated Balance Sheet as a current asset of $10.5 million and a current liability of $18.2 million.

The revaluations of our foreign currency forward contracts resulted in a net loss of $6.9 million and net gain of $7.2 million for the three months ended March 31, 2015 and 2014, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three months ended March 31, 2015 or 2014.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $17.6 million asset at March 31, 2015 was comprised of gross contracts with receivable positions of $18.2 million and payable positions of $0.6 million. The $24.5 million liability position at March 31, 2015 was comprised of gross contracts with receivable positions of $1.9 million and payable positions of $26.4 million. At December 31, 2014, the $10.5 million asset was comprised of gross contracts with receivable positions of $12.5 million and payable positions of $2.0 million. The $18.2 million liability position at December 31, 2014, was comprised of gross contracts with receivable positions of $1.1 million and payable positions of $19.3 million.

Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet at March 31, 2015, as Deferred compensation plan assets of $124.1 million, long-term Deferred compensation liabilities of $121.6 million, and as a reduction of equity, Shares held in trust, of $6.3 million. This plan was recorded on our Consolidated Balance Sheet at December 31, 2014 as Deferred compensation plan assets of $111.2 million, long-term Deferred compensation liabilities of $107.9 million, and as a reduction of equity, Shares held in trust, of $6.4 million.

Investments in Real Estate Ventures
We report certain direct investments in real estate ventures at fair value. We had $130.7 million and $113.6 million at March 31, 2015 and December 31, 2014, respectively, of direct investments in real estate ventures that were reported at fair value. For these fair value investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. As discussed in Note 6, Investments in Real Estate Ventures, we determine the fair value of these investments generally using NAV per share (or its equivalent), a Level 3 input in the fair value hierarchy, provided by investees.

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any impairment losses during either of the three months ended March 31, 2015 or 2014. See Note 6, Investments in Real Estate Ventures, for additional information.

(10)	Debt

Credit Facility
On February 25, 2015, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion; (2) an extension of the maturity date from October 4, 2018 to February 25, 2020; (3) increases in certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; and (4) a range of pricing from LIBOR plus 1.00% to 2.05%, with pricing as of March 31, 2015 at LIBOR plus 1.00%. Under this new agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.

At March 31, 2015, we had outstanding borrowings under the Facility of $335.0 million and outstanding letters of credit of $23.0 million. At December 31, 2014, we had no outstanding borrowings under the Facility outstanding and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $158.0 million and $274.7 million during the three months ended March 31, 2015 and 2014, respectively.

The effective interest rates on our Facility were 1.1% and 1.3% during the three months ended March 31, 2015 and 2014, respectively.

We remained in compliance with all covenants under our Facility as of March 31, 2015, including a minimum cash interest coverage ratio of 3.00 to 1.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.2 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $21.2 million and $19.6 million at March 31, 2015 and December 31, 2014, respectively, of which $14.3 million and $14.6 million at March 31, 2015 and December 31, 2014, respectively, was attributable to local overdraft facilities.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. The following table shows the professional indemnity accrual activity and the related payments made during the three months ended March 31, 2015 and 2014 ($ in millions):

Accrual Activity
January 1, 2015	$9.2
New claims	2.2
Prior year claims adjustments	(2.0)
Claims paid	—
March 31, 2015	$9.4

January 1, 2014	$6.2
New claims	0.3
Prior year claims adjustments	(0.2)
Claims paid	(0.6)
March 31, 2014	$5.7

(12)	Restructuring and Acquisition Charges
There were $0.8 million of Restructuring and acquisition charges included in Net income during the three months ended March 31, 2015 consisting of (1) adjustments to severance accruals and (2) acquisition-related costs. For the three months ended March 31, 2014, we recognized $36.0 million of Restructuring and acquisition charges, of which $34.5 million was related to the write-off of an indemnification asset that arose from prior period acquisition activity. This write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $1.4 million of expense consisted of (1) severance, (2) lease exit fair value reserve adjustments, and (3) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off in 2014, and the related payments made during the three months ended March 31, 2015 and 2014 ($ in millions):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2015	$3.0	—	4.2	0.4	$7.6
Accruals	(0.1)	—	—	0.9	0.8
Payments made	(0.7)	—	(1.1)	(0.4)	(2.2)
March 31, 2015	$2.2	—	3.1	0.9	$6.2

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3.8	0.4	5.9	0.4	$10.5
Accruals	1.9	—	(1.4)	0.9	1.4
Payments made	(1.3)	—	(1.3)	(1.2)	(3.8)
March 31, 2014	$4.4	0.4	3.2	0.1	$8.1

We expect that the majority of accrued severance, accrued retention bonuses, and other accrued acquisition costs will be paid during the first half of 2015. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

(13) Noncontrolling Interest
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statement of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table ($ in millions):

Redeemable noncontrolling interests as of January 1, 2015	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net loss	0.2
Impact of exchange rate movements	(1.2)
Redeemable noncontrolling interests as of March 31, 2015	$9.2
(1) Activity reflects our purchase of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB.

(14) Subsequent Events
The Company announced on April 27, 2015, that its Board of Directors declared a semi-annual cash dividend of $0.27 per share of its common stock. The dividend payment will be made on June 15, 2015, to holders of record at the close of business on May 15, 2015. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2015, and Jones Lang LaSalle's ("JLL," which may also be referred to as "the Company" or as "the Firm," "we," "us" or "our") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report on Form 10-K.

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

Summary of Critical Accounting Policies and Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for a complete summary of our significant accounting policies.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2015.

The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Asset Impairments;

•	Income Taxes; and

•	Self-Insurance Programs.

In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Consolidated Financial Statements in Item 1.

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. Our effective tax rate for three months ended March 31, 2015 and our forecasted tax rate for 2015 is approximately 25.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.

The geographic mix of our income can significantly impact our effective tax rate. Tax rate jurisdictions with effective national and local combined tax rates of 25% or lower with the most significant impact on our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (20.25%), The People's Republic of China (25%) and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Cyprus (12.5%), Ireland (12.5%), Poland (19%), Russia (20%), Saudi Arabia (20%), Turkey (20%) and Sweden (22%).

Items Affecting Comparability

Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations.

LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.

Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (1) impairment charges, (2) gains (losses) on investments reported at fair value, (3) gains (losses) on asset dispositions, and (4) incentive fees recorded as Equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.

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

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Consequently, the results for the periods ended March 31, 2015 and 2014 are not indicative of the results to be obtained for the full fiscal year.

Results of Operations

Reclassifications
We report Equity earnings from real estate ventures in our Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings from real estate ventures within Total segment revenue. See Note 4, Business Segments, of the Notes to Consolidated Financial Statements for Equity earnings reflected within Total segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity earnings included in Total segment revenue. Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected reported net income.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2015	March 31, 2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$306.1	269.2	36.9	14%	17%
Capital Markets & Hotels	177.4	117.4	60.0	51%	64%
Property & Facility Management (1)	259.8	247.2	12.6	5%	12%
Project & Development Services (1)	101.2	87.4	13.8	16%	24%
Advisory, Consulting and Other	98.9	92.8	6.1	7%	15%
LaSalle	85.7	63.8	21.9	34%	45%
Total firm fee revenue	$1,029.1	877.8	151.3	17%	25%
Gross contract costs	174.4	159.6	14.8	9%	21%
Total firm revenue	$1,203.5	1,037.4	166.1	16%	24%
Compensation, operating and administrative expenses excluding gross contract costs	$950.7	834.7	116.0	14%	21%
Gross contract costs	174.4	159.6	14.8	9%	21%
Depreciation and amortization	24.9	22.4	2.5	11%	16%
Restructuring and acquisition charges	0.8	36.0	(35.2)	(98%)	(98%)
Total operating expenses	$1,150.8	1,052.7	98.1	9%	17%
Operating income (loss)	$52.7	(15.3)	68.0	n.m.	n.m
Adjusted EBITDA (2)	$89.7	52.0	37.7	73%	84%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.
(2) Adjusted EBITDA represents earnings before interest expense net of interest income, income taxes, depreciation and amortization, adjusted for restructuring and acquisition charges. Although adjusted EBITDA and EBITDA are non-GAAP financial measures, they are used extensively by management and are useful to investors and lenders as metrics for evaluating operating performance and liquidity. EBITDA is also used in the calculations of certain covenants related to the firm’s revolving credit facility. However, adjusted EBITDA and EBITDA should not be considered as alternatives to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Because adjusted EBITDA and EBITDA are not calculated under U.S. GAAP, the Firm’s adjusted EBITDA and EBITDA may not be comparable to similarly titled measures used by other companies.

Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA:

	Three Months	Three Months
	Ended	Ended
($ in millions)	March 31, 2015	March 31, 2014
Net income	$43.3	$16.1
Add:
Interest expense, net of interest income	6.0	6.6
Provision for (benefit from) income taxes	14.7	(29.1)
Depreciation and amortization	24.9	22.4
EBITDA	$88.9	$16.0
Add:
Restructuring and acquisition charges	0.8	36.0
Adjusted EBITDA	$89.7	$52.0

In the first quarter of 2015, fee revenue was $1.0 billion, a 25% increase in local currency from 2014. Growth was broad-based across geographic and services segments, led by Capital Markets & Hotels, which increased $60.0 million, or 64% in local currency, to $177.4 million, and Leasing, which increased $36.9 million, or 17% in local currency, to $306.1 million. These increases in transactional revenues reflect our services to both investors and occupiers in markets supported by increasing cross-border capital allocations to real estate, low interest rates and corporate occupier demand. LaSalle Investment Management ("LaSalle") advisory fees grew 17% to $60.7 million and incentive fees were $18.9 million, contributing to a total revenue increase of 45% in local currency. LaSalle continued to successfully raise and deploy capital, with $2.0 billion in equity raised in the first quarter and increasing assets under management from $53.6 billion to $55.3 billion in the quarter.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $975.6 million for the first quarter of 2015, compared with $857.1 million, an increase of 21% in local currency. Operating income, adjusted for restructuring and acquisition charges ("adjusted operating income"), was $53.5 million for the first quarter of 2015, compared with $20.7 million for the first quarter of 2014. Adjusted EBITDA includes equity earnings, in addition to adding depreciation and amortization to adjusted operating income, and totaled $89.7 million for the three months ended March 31, 2015, compared with $52.0 million last year. Adjusted operating income margins calculated on a fee revenue basis were 5.2% for the three months ended March 31, 2015, and 2.4% for the comparable period last year. Adjusted EBITDA margin calculated on a fee revenue basis was 8.7% for the first quarter, compared with 5.9% last year.

Total operating expenses included $0.8 million of restructuring and acquisition charges during the three months ended March 31, 2015. For the three months ended March 31, 2014, restructuring and acquisition charges included $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity; this write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income.

Net interest expense for the three months ended March 31, 2015 was $6.0 million, down from $6.6 million in the first quarter of 2014, as the Firm continues to benefit from both lower cost of debt and lower average borrowing. In the first quarter of 2015, we recognized equity earnings of $11.4 million from our investments in real estate ventures, compared with $8.9 million in 2014. The effective tax rate for the three months ended March 31, 2015 was 25.4%, which represents our estimated effective tax rate for full-year 2015 and is consistent with our effective tax rate for the year ended December 31, 2014.

Segment Operating Results
We manage and report our operations as four business segments:

The three geographic regions of RES including:

(i)	Americas,

(ii)	Europe, Middle East and Africa ("EMEA"), and

(iii)	Asia Pacific;
and

(iv)	LaSalle, which offers investment management services on a global basis.

Each geographic region offers our full range of Real Estate Services including tenant representation and agency leasing, capital markets and hotels, property management, facilities management, project and development services, and advisory, consulting and valuation services. We consider "property management" to represent services provided to non-occupying property investors and "facilities management" to be services provided to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expense" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information regarding our gross and net accounting. For segment reporting, we also show Equity earnings from real estate ventures within our revenue line, since the related activity is an integral part of LaSalle. Finally, our measure of segment results excludes Restructuring and acquisition charges.

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2015	March 31, 2014	U.S. dollars		Currency
Leasing	$229.3	187.7	41.6	22%	23%
Capital Markets & Hotels	74.8	41.1	33.7	82%	83%
Property & Facility Management (1)	114.2	106.2	8.0	8%	10%
Project & Development Services (1)	52.7	44.6	8.1	18%	21%
Advisory, Consulting and Other	30.3	26.7	3.6	13%	14%
Equity earnings	0.3	0.2	0.1	50%	48%
Total segment fee revenue	$501.6	406.5	95.1	23%	25%
Gross contract costs	52.9	40.8	12.1	30%	39%
Total segment revenue	$554.5	447.3	107.2	24%	26%
Compensation, operating and administrative expenses excluding gross contract costs	$450.6	376.2	74.4	20%	21%
Gross contract costs	52.9	40.8	12.1	30%	39%
Depreciation and amortization	15.6	13.3	2.3	17%	17%
Total operating expenses	$519.1	430.3	88.8	21%	23%
Operating income	$35.4	17.0	18.4	n.m.	n.m.
Adjusted EBITDA	$51.0	30.3	20.7	68%	66%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

Fee revenue for the Americas for the quarter was $501.6 million, an increase of $95.1 million, or 25% in local currency, from 2014. Revenue growth was broad-based, with Leasing up $41.6 million, or 23%, despite declining gross absorption in the U.S. during the period, Capital Markets & Hotels up $33.7 million, or 83%, and outperforming market volumes in the period, Property & Facility Management up 10%, and Project & Development Services up 21%, compared with last year.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $466.2 million for the quarter, up 21% in local currency from last year. Operating income was $35.4 million for the quarter compared with $17.0 million in 2014. Adjusted EBITDA was $51.0 million for the quarter, compared with $30.3 million last year. Operating income margins calculated on a fee revenue basis were 7.1% for the three months ended March 31, 2015, and 4.2% for the comparable period last year. Adjusted EBITDA margin calculated on a fee revenue basis was 10.2%, compared with 7.5% in 2014.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2015	March 31, 2014	U.S. dollars		Currency
Leasing	$48.4	54.1	(5.7)	(11%)	4%
Capital Markets & Hotels	75.2	54.5	20.7	38%	59%
Property & Facility Management (1)	51.6	52.1	(0.5)	(1%)	14%
Project & Development Services (1)	31.2	28.7	2.5	9%	27%
Advisory, Consulting and Other	47.5	44.6	2.9	7%	20%
Equity losses	(0.4)	—	(0.4)	n.m.	n.m.
Total segment fee revenue	$253.5	234.0	19.5	8%	25%
Gross contract costs	71.9	77.8	(5.9)	(8%)	10%
Total segment revenue	$325.4	311.8	13.6	4%	21%
Compensation, operating and administrative expenses excluding gross contract costs	$251.2	233.5	17.7	8%	23%
Gross contract costs	71.9	77.8	(5.9)	(8%)	10%
Depreciation and amortization	5.2	5.4	(0.2)	(4%)	10%
Total operating expenses	$328.3	316.7	11.6	4%	19%
Operating loss	$(2.9)	(4.9)	2.0	(41%)	(85%)
Adjusted EBITDA	$2.3	0.5	1.8	n.m.	n.m.
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

EMEA's fee revenue performance during the first quarter was significantly higher in local currencies than in U.S. dollars due to the U.S. dollar exhibiting significantly more strength against European currencies, particularly against the euro, in 2015 compared with 2014. Since revenue and expenses are generally incurred in the same currencies, the operating income and EBITDA impacts are modest relative to the revenue impact.

Fee revenue for EMEA for the quarter was $253.5 million, an increase of $19.5 million, or 25% in local currency, from 2014. Revenue growth was driven by Capital Markets & Hotels, up 59% in local currency and outperforming market volumes in the period, led by performance in the UK, France, Spain and Sweden. Property & Facility Management revenue was up 14% in local currency, and Project & Development Services revenue was up 27% in local currency, the result of international mandates from European multinationals and expansion of our Tetris fit-out business. Growth in the region for the year was broad-based, led by the UK, Germany and France, but also from Spain, Central and Eastern Europe, and MENA.

Fee-based operating expenses were $256.4 million for the three months ended March 31, 2015, compared with $238.9 million from last year. Operating loss was $2.9 million for the quarter compared with a $4.9 million loss in 2014, which represented a margin improvement of 100 basis points from the first quarter of last year, primarily due to the revenue performance in Capital Markets & Hotels. Adjusted EBITDA was $2.3 million for the quarter, compared with $0.5 million last year. Adjusted EBITDA margin calculated on a fee revenue basis was 0.9% for the quarter, compared with 0.2% in 2014.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2015	March 31, 2014	U.S. dollars		Currency
Leasing	$28.4	27.4	1.0	4%	9%
Capital Markets & Hotels	27.4	21.8	5.6	26%	38%
Property & Facility Management (1)	94.0	88.9	5.1	6%	13%
Project & Development Services (1)	17.3	14.1	3.2	23%	31%
Advisory, Consulting and Other	21.1	21.5	(0.4)	(2%)	5%
Equity losses	(0.1)	(0.1)	—	0%	(29%)
Total segment fee revenue	$188.1	173.6	14.5	8%	16%
Gross contract costs	49.6	41.0	8.6	21%	25%
Total segment revenue	$237.7	214.6	23.1	11%	18%
Compensation, operating and administrative expenses excluding gross contract costs	$180.1	169.3	10.8	6%	13%
Gross contract costs	49.6	41.0	8.6	21%	25%
Depreciation and amortization	3.6	3.2	0.4	13%	23%
Total operating expenses	$233.3	213.5	19.8	9%	16%
Operating income	$4.4	1.1	3.3	n.m.	n.m.
Adjusted EBITDA	$8.1	4.3	3.8	88%	n.m.
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

Asia Pacific fee revenue for the three months ended March 31, 2015 was $188.1 million, an increase of $14.5 million, or 16% in local currency, though muted by currency fluctuations when presented in U.S. dollars. Revenue growth was driven by Capital Markets & Hotels, up 38% in local currency and outperforming market volumes in the period, and Property & Facility Management, up 13% in local currency, compared with last year. Growth was led by Japan, Australia and India geographically, but also was broad-based across the region's Property & Facility Management business.

Fee-based operating expenses were $183.7 million for the quarter, up 13% in local currency, compared with $172.5 million in 2014. Operating income was $4.4 million for the quarter, compared with $1.1 million in 2014. Adjusted EBITDA was $8.1 million for the quarter, compared with $4.3 million last year. Operating income margin calculated on a fee revenue basis was up 170 basis points to 2.4% for the three months ended March 31, 2015. Adjusted EBITDA margin calculated on a fee revenue basis was 4.3% for the quarter, compared with 2.5% in 2014.

LaSalle

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	March 31, 2015	March 31, 2014	U.S. dollars		Currency
Advisory fees	$60.7	55.9	4.8	9%	17%
Transaction fees & other	6.1	4.6	1.5	33%	45%
Incentive fees	18.9	3.3	15.6	n.m.	n.m.
Equity earnings	11.5	8.8	2.7	31%	34%
Total segment revenue	$97.2	72.6	24.6	34%	43%
Compensation, operating and administrative expenses	$68.8	55.7	13.1	24%	29%
Depreciation and amortization	0.5	0.5	—	—%	13%
Total operating expenses	$69.3	56.2	13.1	23%	32%
Operating income	$27.9	16.4	11.5	70%	81%
Adjusted EBITDA	$28.4	16.8	11.6	69%	79%
n.m. - not meaningful

LaSalle's total segment revenue for the three months ended March 31, 2015 was $97.2 million, compared with $72.6 million last year, up 43% in local currency. Advisory fees for the quarter were $60.7 million, an increase of 17% in local currency from the first quarter of 2014. Also included in LaSalle's segment revenues were $6.1 million of transaction fees and other income, $18.9 million of incentive fees, driven by funds in Asia Pacific and the U.S. that took advantage of the capital markets environment, and $11.5 million of equity earnings. Across segment revenue categories, LaSalle’s results reflected investment performance for clients on the part of the Firm, positive market conditions for executing property dispositions at gains, and increases in asset values within funds reported at fair value.

Operating expenses were $69.3 million for the quarter, compared with $56.2 million last year, an increase of 32% in local currency from the first quarter of 2014. Increases in operating expenses were driven by increased compensation in conjunction with the increases in year-over-year revenue activity. LaSalle's operating income was $27.9 million for the quarter, compared with $16.4 million in the first quarter of 2014. Adjusted EBITDA was $28.4 million for the quarter, compared with $16.8 million last year. Operating income margin on segment revenue was 28.7% compared with 22.6% in 2014. Adjusted EBITDA margin was 29.2%, compared with 23.2% in 2014.

LaSalle's capital raising momentum continued from 2014, with $2.0 billion of equity commitments raised during the first quarter of 2015. Assets under management were $55.3 billion as of March 31, 2015, up from $53.6 billion at December 31, 2014. The net increase in assets under management resulted from $3.9 billion of acquisitions and takeovers, $2.6 billion of dispositions and withdrawals, $1.6 billion of net valuation increases and $1.2 billion of net foreign currency decreases.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the three months ended March 31, 2015, we used $335.8 million of cash for operating activities, compared with $263.2 million used for operating activities in the first three months of 2014. The majority of annual incentive compensation accrued at year-end is paid in the first quarter of the following year, and was the primary driver of the cash used for operating activities for both the three months ended March 31, 2015 and 2014. In addition to the impact from a year-over-year increase in payments of incentive compensation reflecting improved operating performance, the year-over-year increase in cash used for operating activities was also driven by an increase in working capital required to support the 16% year-over-year increase in revenue for the three months ended March 31, 2015. Partially offsetting the aforementioned drivers of the year-over-year increase in cash used for operating activities was the impact of growth and increased profitability in our business, as evidenced by a $27.1 million increase in net income.

Cash Flows from Investing Activities
We used $21.1 million of cash for investing activities in the first three months of 2015, an $18.2 million year-over-year decrease from the $39.3 million used for investing activities in the first three months of 2014. Net capital additions decreased by $14.1 million year-over-year due mainly to a $17.3 million decrease in property acquisitions by a consolidated variable interest entity (VIE). In the first three months of 2015, we also realized $6.8 million of proceeds from the sale of assets, primarily reflecting disposition activity of the same consolidated VIE. We spent $3.7 million on business acquisitions in the first three months of 2015, a $5.5 million year-over-year decrease. These decreases in investing outflows were partially offset by a net year-over-year increase in our investment in real estate ventures, representing capital contributions net of return of capital distributions, of $8.2 million over 2014.

Cash Flows from Financing Activities
Financing activities provided $313.4 million of cash in the first three months of 2015, a $23.3 million year-over-year increase from the $290.1 million provided by financing activities in the first three months of 2014. This increase was primarily due to a year-over-year increase in net borrowings under our credit facility (the "Facility") of $55.8 million. Partially offsetting this increase in cash provided, financing activities in the first three months of 2015 included (i) net payments of $4.3 million compared with net proceeds of $14.3 million in the first three months of 2014, respectively, related to the repayment and origination of real estate mortgage loans on properties owned by a consolidated VIE, (ii) debt issuance costs of $7.2 million related to the amendment and expansion of our Facility, and (iii) an acquisition of a redeemable noncontrolling interest for $2.7 million. In relation to noncontrolling interest held in the consolidated VIE, financing activities also included $2.9 million of distributions during the first three months of 2015.

Liquidity and Capital Resources
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.

Credit Facility
On February 25, 2015, we amended and expanded our Facility to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility is scheduled to mature on February 25, 2020. At March 31, 2015, we had outstanding borrowings under the Facility of $335.0 million and outstanding letters of credit of $23.0 million. At December 31, 2014, we had no outstanding borrowings under the Facility outstanding and outstanding letters of credit of $22.0 million. At March 31, 2015, we had the capacity to borrow up to an additional $1.6 billion under the Facility. The average outstanding borrowings under the Facility were $158.0 million and $274.7 million during the three months ended March 31, 2015 and 2014, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.2 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $21.2 million and $19.6 million at March 31, 2015 and December 31, 2014, respectively, of which $14.3 million and $14.6 million at March 31, 2015 and December 31, 2014, respectively, was attributable to local overdraft facilities.

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

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our Facility, short-term borrowings and long-term senior notes.

Co-Investment Activity
As of March 31, 2015, we had total investments of $304.8 million in approximately 50 separate property or fund co-investments. Fundings of co-investments exceeded return of capital by $5.0 million for the three months ended March 31, 2015, while returns of capital exceeded fundings by $3.1 million for the three months ended March 31, 2014. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At March 31, 2015, we had 1,563,100 shares that we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2014 or in the first three months of 2015 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on April 27, 2015, that its Board of Directors declared a semi-annual cash dividend of $0.27 per share of its common stock. The dividend payment will be made on June 15, 2015, to holders of record at the close of business on May 15, 2015. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2015 and 2014 were $19.2 million and $33.3 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the three months ended March 31, 2015 and 2014 are $0.3 million and $17.7 million, respectively, of property acquisitions and capital expenditures made by a consolidated VIE (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments).

Business Acquisitions
During the three months ended March 31, 2015, we paid (1) $3.7 million for business acquisitions that included two new acquisitions and (2) $3.9 million for deferred acquisition obligations and contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $112.9 million on our Consolidated Balance Sheets at March 31, 2015. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At March 31, 2015, we had the potential to make earn-out payments for a maximum of $43.6 million on 15 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years, assuming the achievement of the applicable performance conditions.

Our 2007 acquisition of an Indian real estate services company has provisions for a payment to be made for the repurchase of the remaining shares exchanged in the merger. An estimate of this obligation is reflected on our Consolidated Balance Sheet at March 31, 2015 as the $16.3 million Minority shareholder redemption liability.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2015 and December 31, 2014, we had total cash and cash equivalents of $198.5 million and $250.4 million, respectively, of which approximately $173.4 million and $222.0 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries aggregated to approximately 5% of our total assets at March 31, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $179.1 million as of March 31, 2015. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this filing and elsewhere (such as in reports, other filings with the SEC, press releases, presentations and communications by JLL or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, dividend payments and share repurchases may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives to be materially different from any of the future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements.

We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the SEC. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market and Other Risk Factors

Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:

●	Interest rates on the Facility; and
●	Foreign exchange risks.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the Facility, which we amended and expanded on February 25, 2015 to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility consists of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $158.0 million for the three months ended March 31, 2015 with an effective interest rate of 1.1%. We had $335.0 million outstanding under the Facility and outstanding letters of credit of $23.0 million at March 31, 2015. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2014 or the first three months of 2015, and we had no such agreements outstanding at March 31, 2015.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 55% and 58% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (14% and 16% of revenue for the three months ended March 31, 2015 and 2014, respectively) and the euro (12% and 14% of revenue for the three months ended March 31, 2015 and 2014).

We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies back into U.S. dollars helps offset the impact of translating revenue earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, have historically acted as partial operational hedges against our translation exposures to British pounds and Singapore dollars.

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended March 31, 2015, our total firm revenue increased 16% in U.S. dollars and 24% in local currency and our operating income increased by over 100% in both U.S. dollars and local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At March 31, 2015, we had forward exchange contracts in effect with a gross notional value of $2.00 billion ($1.03 billion on a net basis) and a net fair value loss of $6.9 million. This net carrying loss is offset by a carrying gain associated with intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2015, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

Corporate Governance
Our policies and practices reflect corporate governance initiatives that we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the SEC and certain provisions of the General Corporation Law in the State of Maryland, where JLL is incorporated. We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.jll.com by clicking "Investor Relations" and then "Board of Directors and Corporate Governance."

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
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Charles J. Doyle
Chief Marketing and Communications Officer

Mark K. Engel
Controller

Allan Frazier
Chief Data Officer and Global Head of Data
and Information Management

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Parikshat Suri
Director of Internal Audit

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2015.

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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (2) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (3) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015 (Unaudited), (4) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (5) Notes to Consolidated Financial Statements (Unaudited).

*Filed herewith