Form 10-Q
period 2015-06-30
JONES LANG LASALLE INC
filed 2015-08-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 3, 2015 was 44,963,051.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014
(in thousands, except share data)

	June 30,	December 31,
Assets	2015 (unaudited)	2014
Current assets:
Cash and cash equivalents	$191,034	250,413
Trade receivables, net of allowances of $24,895 and $17,861	1,305,467	1,375,035
Notes and other receivables	218,003	181,377
Warehouse receivables	32,200	83,312
Prepaid expenses	71,730	64,963
Deferred tax assets, net	131,881	135,251
Other	34,633	27,825
Total current assets	1,984,948	2,118,176
Property and equipment, net of accumulated depreciation of $446,595 and $418,332	362,988	368,361
Goodwill, with indefinite useful lives	1,933,280	1,907,924
Identified intangibles, net of accumulated amortization of $129,377 and $124,920	38,367	38,841
Investments in real estate ventures, including $138,960 and $113,602 at fair value	333,016	297,142
Long-term receivables	99,396	85,749
Deferred tax assets, net	102,718	90,897
Deferred compensation plan	126,627	111,234
Other	61,961	57,012
Total assets	$5,043,301	5,075,336
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$575,807	630,037
Accrued compensation	662,865	990,678
Short-term borrowings	22,150	19,623
Deferred tax liabilities, net	16,554	16,554
Deferred income	127,332	104,565
Deferred business acquisition obligations	39,463	49,259
Warehouse facility	32,200	83,312
Minority shareholder redemption liability	—	11,158
Other	146,689	141,825
Total current liabilities	1,623,060	2,047,011
Credit facility	329,998	—
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	17,712	17,082
Deferred compensation	141,799	125,857
Deferred business acquisition obligations	46,360	68,848
Other	114,512	118,969
Total liabilities	2,548,441	2,652,767
Redeemable noncontrolling interest	9,905	13,449
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 44,880,457 and 44,828,779 shares issued and outstanding	449	448
Additional paid-in capital	974,174	961,850
Retained earnings	1,751,018	1,631,145
Shares held in trust	(6,329)	(6,407)
Accumulated other comprehensive loss	(254,772)	(200,239)
Total Company shareholders’ equity	2,464,540	2,386,797
Noncontrolling interest	20,415	22,323
Total equity	2,484,955	2,409,120
Total liabilities and equity	$5,043,301	5,075,336
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014
(in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$1,373,475	1,277,204	$2,576,986	2,314,646

Operating expenses:
Compensation and benefits	825,058	761,224	1,562,975	1,398,563
Operating, administrative and other	418,127	396,086	805,324	753,086
Depreciation and amortization	25,495	22,780	50,418	45,191
Restructuring and acquisition charges	1,832	5,458	2,648	41,416
Total operating expenses	1,270,512	1,185,548	2,421,365	2,238,256

Operating income	102,963	91,656	155,621	76,390

Interest expense, net of interest income	(7,558)	(7,664)	(13,596)	(14,300)
Equity earnings from real estate ventures	27,128	12,491	38,511	21,393
Income before income taxes and noncontrolling interest	122,533	96,483	180,536	83,483
Provision for (benefit from) income taxes	31,123	24,121	45,856	(5,024)
Net income	91,410	72,362	134,680	88,507

Net income attributable to noncontrolling interest	1,099	420	2,475	663
Net income attributable to the Company	90,311	71,942	132,205	87,844
Dividends on unvested common stock, net of tax benefit	163	176	163	176

Net income attributable to common shareholders	$90,148	71,766	$132,042	87,668

Basic earnings per common share	$2.01	1.61	$2.94	1.97
Basic weighted average shares outstanding	44,868,979	44,586,095	44,856,374	44,550,154

Diluted earnings per common share	$1.98	1.58	$2.91	1.94
Diluted weighted average shares outstanding	45,434,585	45,278,494	45,393,438	45,220,082

Other comprehensive income (loss):
Net income attributable to the Company	$90,311	71,942	$132,205	87,844
Change in pension liabilities, net of tax	—	—	852	—
Foreign currency translation adjustments	53,688	25,134	(55,385)	38,952
Comprehensive income attributable to the Company	$143,999	97,076	$77,672	126,796

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2015
(in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2014	44,828,779	$448	961,850	1,631,145	(6,407)	(200,239)	22,323	$2,409,120
Net income (1)	—	—	—	132,205	—	—	2,241	134,446
Shares issued under stock compensation programs	64,649	1	455	—	—	—	—	456
Shares repurchased for payment of taxes on stock awards	(12,971)	—	(2,112)	—	—	—	—	(2,112)
Tax adjustments due to vestings and exercises	—	—	1,703	—	—	—	—	1,703
Amortization of stock compensation	—	—	12,101	—	—	—	—	12,101
Dividends paid, $0.27 per share	—	—	—	(12,332)	—	—	—	(12,332)
Shares held in trust	—	—	—	—	78	—	—	78
Change in pension liabilities, net of tax	—	—	—	—	—	852	—	852
Foreign currency translation adjustments	—	—	—	—	—	(55,385)	—	(55,385)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,149)	(4,149)
Acquisition of redeemable noncontrolling interest	—	—	177	—	—	—	—	177
Balances at June 30, 2015	44,880,457	$449	974,174	1,751,018	(6,329)	(254,772)	20,415	$2,484,955

(1) Excludes net income of $234 attributable to redeemable noncontrolling interest for the six months ended June 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(in thousands) (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows used in operating activities:
Net income	$134,680	88,507
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	50,418	45,191
Equity earnings from real estate ventures	(38,511)	(21,393)
Gain on the sale of assets, net	(871)	—
Distributions of earnings from real estate ventures	10,276	9,627
Provision for loss on receivables and other assets	10,813	6,379
Amortization of deferred compensation	12,101	11,175
Accretion of interest on deferred business acquisition obligations	1,710	2,695
Amortization of debt issuance costs	2,014	1,827
Change in:
Receivables	(23,839)	29,984
Prepaid expenses and other assets	(28,065)	(31,226)
Deferred tax assets, net	(7,979)	37,784
Excess tax benefit from share-based payment arrangements	(1,703)	(3,559)
Accounts payable, accrued liabilities and accrued compensation	(335,895)	(323,999)
Net cash used in operating activities	(214,851)	(147,008)

Cash flows used in investing activities:
Net capital additions – property and equipment	(45,350)	(67,644)
Proceeds from the sale of assets	6,813	—
Business acquisitions	(41,742)	(20,164)
Capital contributions to real estate ventures	(32,335)	(18,585)
Distributions of capital from real estate ventures	20,307	22,528
Net cash used in investing activities	(92,307)	(83,865)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	955,000	1,007,000
Repayments of borrowings under credit facility	(625,167)	(754,954)
Payments of deferred business acquisition obligations	(41,462)	(36,432)
Acquisition of redeemable noncontrolling interest	(2,655)	—
Acquisition of noncontrolling interest	(990)	—
Debt issuance costs	(7,319)	—
Shares repurchased for payment of employee taxes on stock awards	(2,112)	(4,329)
Excess tax benefit from share-based payment arrangements	1,703	3,559
Common stock issued under option and stock purchase programs	456	1,848
Payment of dividends	(12,332)	(10,493)
Principal payments on capital lease obligations	(2,019)	(2,175)
Other loan (payments) proceeds	(4,338)	18,277
Noncontrolling interest distributions, net	(3,145)	5,951
Net cash provided by financing activities	255,620	228,252

Effect of currency exchange rate changes on cash and cash equivalents	(7,841)	603
Net decrease in cash and cash equivalents	(59,379)	(2,018)
Cash and cash equivalents, beginning of the period	250,413	152,726
Cash and cash equivalents, end of the period	$191,034	150,708

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,980	9,780
Income taxes, net of refunds	70,724	48,471
Non-cash investing activities:
Business acquisitions, including contingent consideration	$13,396	1,184
Capital leases	4,381	18,244
Non-cash financing activities:
Deferred business acquisition obligations	$5,078	8,912
Redeemable noncontrolling interest	—	13,725
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
Our Consolidated Financial Statements as of June 30, 2015, and for the three months and six months ended June 30, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the items mentioned above, the results for the periods ended June 30, 2015 and 2014 are not indicative of what our results will be for the full fiscal year.

(2)	New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP") when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a date of adoption or a transition method. Similarly, the Company is currently evaluating the effect the standard will have on its consolidated financial statements.

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

Certain construction management fees, which are gross construction services revenue reported net of subcontract costs, were $1.3 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively. Gross construction services revenue totaled $21.8 million and $23.7 million for the three months ended June 30, 2015 and 2014, respectively, and $39.0 million and $51.2 million for the six months ended June 30, 2015 and 2014, respectively. Subcontract costs totaled $20.5 million and $22.5 million for the three months ended June 30, 2015 and 2014, respectively, and $37.0 million and $48.8 million for the six months ended June 30, 2015 and 2014, respectively.

We included costs in excess of billings on uncompleted construction contracts of $3.3 million and $3.4 million in Trade receivables, and billings in excess of costs on uncompleted construction contracts of $5.1 million and $7.9 million, in Deferred income, as of June 30, 2015 and December 31, 2014, respectively.

Gross and Net Accounting: We follow the guidance of FASB Accounting Standards Codification ("ASC") 605-45, "Principal and Agent Considerations," when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, for client assignments in property and facility management and in project and development services that are accounted for on a gross basis, we identify the gross contract costs, including vendor and subcontract costs ("gross contract costs"), and present separately their impact on both revenue and operating expenses in our RES segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.

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

We account for the majority of our service contracts on a net basis. The reimbursable costs associated with these net contracts aggregated approximately $416.9 million and $425.6 million for the three months ended June 30, 2015 and 2014, respectively, and $965.6 million and $904.5 million for the six months ended June 30, 2015 and 2014, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $191.7 million and $191.2 million for the three months ended June 30, 2015 and 2014, respectively, and $366.1 million and $350.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

Operating income represents total revenue less direct and allocated indirect expenses. We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global overhead, which we allocate to the business segments based on the budgeted operating expenses of each segment.

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

Summarized unaudited financial information by business segment for the three and six months ended June 30, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Americas - Real Estate Services
Revenue	$597,470	544,082	$1,151,666	991,164
Equity earnings	570	967	916	1,202
Total segment revenue	598,040	545,049	1,152,582	992,366
Gross contract costs	(52,937)	(51,479)	(105,896)	(92,262)
Total segment fee revenue	545,103	493,570	1,046,686	900,104
Operating expenses:
Compensation, operating and administrative expenses	536,685	484,750	1,040,261	901,759
Depreciation and amortization	15,322	13,531	30,873	26,842
Total segment operating expenses	552,007	498,281	1,071,134	928,601
Gross contract costs	(52,937)	(51,479)	(105,896)	(92,262)
Total fee-based segment operating expenses	499,070	446,802	965,238	836,339
Operating income	$46,033	46,768	$81,448	63,765

EMEA - Real Estate Services
Revenue	$416,259	395,643	$742,033	707,525
Equity earnings	1,112	—	744	—
Total segment revenue	417,371	395,643	742,777	707,525
Gross contract costs	(90,060)	(86,673)	(161,922)	(164,525)
Total segment fee revenue	327,311	308,970	580,855	543,000
Operating expenses:
Compensation, operating and administrative expenses	379,106	365,360	702,192	676,706
Depreciation and amortization	6,073	5,504	11,299	10,948
Total segment operating expenses	385,179	370,864	713,491	687,654
Gross contract costs	(90,060)	(86,673)	(161,922)	(164,525)
Total fee-based segment operating expenses	295,119	284,191	551,569	523,129
Operating income	$32,192	24,779	$29,286	19,871

Continued: Summarized unaudited financial information by business segment for the three and six months ended June 30, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Asia Pacific - Real Estate Services
Revenue	$279,573	267,477	$517,322	482,182
Equity earnings (loss)	74	4	22	(79)
Total segment revenue	279,647	267,481	517,344	482,103
Gross contract costs	(48,669)	(53,096)	(98,257)	(94,063)
Total segment fee revenue	230,978	214,385	419,087	388,040
Operating expenses:
Compensation, operating and administrative expenses	259,878	248,454	489,500	458,759
Depreciation and amortization	3,583	3,257	7,222	6,425
Total segment operating expenses	263,461	251,711	496,722	465,184
Gross contract costs	(48,669)	(53,096)	(98,257)	(94,063)
Total fee-based segment operating expenses	214,792	198,615	398,465	371,121
Operating income	$16,186	15,770	$20,622	16,919

LaSalle
Revenue	$80,173	70,002	$165,965	133,775
Equity earnings	25,372	11,520	36,829	20,270
Total segment revenue	105,545	81,522	202,794	154,045
Operating expenses:
Compensation, operating and administrative expenses	67,516	58,746	136,346	114,425
Depreciation and amortization	517	488	1,024	976
Total segment operating expenses	68,033	59,234	137,370	115,401
Operating income	$37,512	22,288	$65,424	38,644

Segment Reconciling Items
Total segment revenue	$1,400,603	1,289,695	$2,615,497	2,336,039
Reclassification of equity earnings	27,128	12,491	38,511	21,393
Total revenue	1,373,475	1,277,204	2,576,986	2,314,646
Total segment operating expenses before restructuring and acquisition charges	1,268,680	1,180,090	2,418,717	2,196,840
Operating income before restructuring and acquisition charges	104,795	97,114	158,269	117,806

Restructuring and acquisition charges	1,832	5,458	2,648	41,416
Operating income	$102,963	91,656	$155,621	76,390

(5) Business Combinations, Goodwill and Other Intangible Assets

2015 Business Combinations Activity
During the six months ended June 30, 2015, we completed six acquisitions, acquiring companies in Australia, Canada, Japan, Poland, Sweden, and the United States, and we made the final payments for acquisitions of businesses located in India and Turkey that were completed in previous years. Aggregate terms of these acquisitions included: (1) cash payments of $41.7 million, including the $16.4 million related to the Indian business acquisition further discussed below, (2) consideration subject only to the passage of time of $5.1 million, and (3) earn-out consideration subject to provisions that will be paid upon certain performance conditions being met which are recorded at their acquisition date fair value of $13.4 million.

Our 2007 acquisition of an Indian real estate services company included provisions for the purchase of the minority ownership retained at completion. This obligation was reflected on our Consolidated Balance Sheet at December 31, 2014 as an $11.2 million Minority shareholder redemption liability. During the six months ended June 30, 2015, this obligation was adjusted upwards by $5.2 million to the final settlement amount of $16.4 million for the remaining shares, which was paid during June 2015. A corresponding adjustment of $5.2 million was recorded to goodwill.

During the six months ended June 30, 2015, we paid $41.5 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.7 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.

Earn-Out Payments
At June 30, 2015, we had the potential to make future earn-out payments on 18 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of the potential future earn-out payments was $55.3 million at June 30, 2015, for which we have accrued $35.7 million on our Consolidated Balance Sheet within Other current and long-term liabilities. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We had $2.0 billion of goodwill and unamortized intangibles at June 30, 2015. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. The $2.0 billion of goodwill and unamortized intangibles consists of: (1) goodwill of $1.93 billion with an indefinite useful life that is not amortized, (2) identifiable intangibles of $31.8 million that will be amortized over their remaining finite useful lives, and (3) $6.6 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2015	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	10.0	15.3	18.7	—	44.0
Impact of exchange rate movements	(0.6)	(14.1)	(4.0)	0.1	(18.6)
Balance as of June 30, 2015	$1,017.7	651.6	245.5	18.5	1,933.3

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of January 1, 2015	$103.4	43.8	9.5	7.0	163.7
Additions	2.3	0.7	1.9	—	4.9
Impact of exchange rate movements	—	(0.4)	(0.2)	(0.2)	(0.8)
Balance as of June 30, 2015	$105.7	44.1	11.2	6.8	167.8

Accumulated Amortization
Balance as of January 1, 2015	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization expense	(3.4)	(1.3)	(0.2)	—	(4.9)
Impact of exchange rate movements	—	0.3	0.1	—	0.4
Balance as of June 30, 2015	$(88.3)	(32.0)	(9.0)	(0.1)	(129.4)

Net book value as of June 30, 2015	$17.4	12.1	2.2	6.7	38.4

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangible assets with finite useful lives at June 30, 2015, is as follows ($ in millions):

2015 (6 months)	$6.9
2016	7.7
2017	6.9
2018	4.6
2019	2.7
2020	2.4
Thereafter	0.6
Total	$31.8

(6)	Investments in Real Estate Ventures
As of June 30, 2015 and December 31, 2014, we had Investments in real estate ventures of $333.0 million and $297.1 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting, however, we report certain of our direct investments at fair value. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.

Approximately half of our $333.0 million balance in Investments in real estate ventures as of June 30, 2015 was attributable to investment vehicles which, utilizing our capital and outside capital primarily provided by institutional investors, invest in certain real estate ventures that own and operate real estate. Of this amount, the majority was placed with LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.

At June 30, 2015, LIC II had unfunded capital commitments to underlying ventures of $129.0 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitments to LIC II were $95.2 million as of June 30, 2015. We expect LIC II to draw down on our commitments over the next three to five years to satisfy its existing commitments to underlying real estate ventures.

The following table summarizes the above discussion relative to LIC II as of June 30, 2015 ($ in millions):

Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments	$95.2
Our share of unfunded capital commitments to underlying funds	62.9
Our share of exposure on outstanding borrowings	3.9
Our maximum exposure, assuming facility is fully drawn	9.8

Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other like investment vehicles or direct investments, the aggregate maximum of which is $82.6 million as of June 30, 2015.

Our investments in real estate ventures include investments in entities classified as variable interest entities ("VIEs") that we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $2.3 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we have determined that we either did not have the power to direct the key activities, or shared power with other investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss is limited to our investment in the VIEs. Therefore, we concluded that we do not have a controlling financial interest in or are not the primary beneficiary of these VIEs and therefore do not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of June 30, 2015 and December 31, 2014 are as follows ($ in millions):

	June 30, 2015	December 31, 2014
Property and equipment, net	$32.4	37.8
Investment in real estate venture	5.4	5.0
Other assets	3.3	3.5
Total assets	$41.1	46.3

Mortgage loans payable, included in other long-term liabilities	$25.1	29.3
Total liabilities	25.1	29.3
Members' equity	16.0	17.0
Total liabilities and members' equity	$41.1	46.3

Summarized statements of operations for our consolidated VIEs for the three and six months ended June 30, 2015 and 2014 are as follows ($ in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$1.3	1.0	$2.4	1.6
Gain on sale of investment	—	—	1.3	—
Operating and other expenses	(0.9)	(0.9)	(1.8)	(1.4)
Net income	$0.4	0.1	$1.9	0.2

The members' equity and net income of the consolidated VIEs are allocated to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income, respectively.

Impairment
We review our investments in real estate ventures on a quarterly basis, or as otherwise deemed necessary, for indications that we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment levels and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $0.6 million for the three months ended June 30, 2015. There were no impairment charges included in Equity earnings from real estate ventures for the three months ended June 30, 2014. Impairment charges aggregated to $4.2 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value, which activity is reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. At June 30, 2015 and December 31, 2014, we had $139.0 million and $113.6 million, respectively, of investments that were reported at fair value. Fair value was estimated utilizing net asset value (NAV) per share (or its equivalent), generally a Level 3 input in the fair value hierarchy, as provided by our investees. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. No adjustments to NAV estimates provided by investees, including adjustments to contemplate any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, were considered necessary based upon the following factors: (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures; (2) consideration of market demand for the specific types of real estate assets held by each venture; and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate.

The following table shows the roll forward of our investments in real estate ventures that are accounted for at fair value ($ in millions):

	2015	2014
Fair value investments as of January 1,	$113.6	78.9
Investments	22.7	7.0
Distributions	(2.7)	(0.5)
Net fair value gain	7.0	2.7
Foreign currency translation adjustments, net	(1.6)	0.5
Fair value investments as of June 30,	$139.0	88.6

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program.

Restricted stock unit activity for the three months ended June 30, 2015 and 2014 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at April 1, 2015	819.6	$101.13
Granted	10.2	172.93
Vested	(14.3)	85.82
Forfeited	(6.5)	87.58
Unvested at June 30, 2015	809.0	$102.41	2.15
Unvested shares expected to vest	785.9	$102.62	2.16

Unvested at April 1, 2014	1,031.1	$80.92
Granted	13.1	121.12
Vested	(10.7)	34.13
Forfeited	(6.2)	79.28
Unvested at June 30, 2014	1,027.3	$81.93	2.15
Unvested shares expected to vest	993.6	$82.10	2.16

Restricted stock unit activity for the six months ended June 30, 2015 and 2014 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2015	745.3	$90.43
Granted	130.3	160.91
Vested	(56.1)	81.94
Forfeited	(10.5)	88.16
Unvested at June 30, 2015	809.0	$102.41	2.15
Unvested shares expected to vest	785.9	$102.62	2.16

Unvested at January 1, 2014	1,025.3	$73.10
Granted	148.4	118.66
Vested	(140.2)	56.36
Forfeited	(6.2)	79.28
Unvested at June 30, 2014	1,027.3	$81.93	2.15
Unvested shares expected to vest	993.6	$82.10	2.16

We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of June 30, 2015, we had $32.1 million of unamortized deferred compensation related to unvested restricted stock units, which is anticipated to be recognized over varying periods into 2020.

Shares vested during the three months ended June 30, 2015 and 2014 had grant date fair values of $1.2 million and $0.4 million, respectively, and $4.6 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively. Shares granted during the three months ended June 30, 2015 and 2014, had grant date fair values of $1.8 million and $1.6 million, respectively, and $21.0 million and $17.6 million for the six months ended June 30, 2015 and 2014, respectively.

Other Stock Compensation Programs
We maintain a stock-based compensation plan for our United Kingdom and Ireland-based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. No options were issued during the six months ended June 30, 2015 and 2014. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 162,700 and 176,400 options outstanding under the SAYE plan at June 30, 2015 and December 31, 2014, respectively.

(8)	Retirement Plans
We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. It is our policy to fund the minimum annual contributions required by applicable regulations. We use a December 31 measurement date for our plans.

Net periodic pension cost (income) consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Employer service cost - benefits earned during the period	$1.3	1.0	$2.6	1.9
Interest cost on projected benefit obligation	3.7	4.1	7.3	8.2
Expected return on plan assets	(5.3)	(6.2)	(10.5)	(12.4)
Net amortization of deferrals	0.8	0.3	1.6	0.5
Recognized actuarial loss	0.4	—	0.8	0.1
Net periodic pension cost (income)	$0.9	(0.8)	$1.8	(1.7)

The expected return on plan assets, included in net periodic pension cost (income) during 2015 was based on forecasted long-term rates of return on the plan assets of each individual plan; expected returns range from 2.7% to 5.8%.

For the three months ended June 30, 2015 and 2014, we made payments of $2.6 million and $3.0 million, respectively, to these plans. For the six months ended June 30, 2015 and 2014, we made payments of $5.4 million and $6.6 million, respectively, to these plans. We expect to contribute an additional $7.6 million to these plans during the last six months of 2015, for a total of $13.0 million in 2015. We contributed $14.6 million to these plans during the year ended December 31, 2014.

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
There were no transfers among levels of valuations during either the three and six months ended June 30, 2015 or 2014.

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

We estimated the fair value of our Long-term senior notes as $281.7 million and $285.3 million at June 30, 2015 and December 31, 2014, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million at June 30, 2015 and December 31, 2014.

We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value at June 30, 2015 and December 31, 2014 of our assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	June 30, 2015		December 31, 2014
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$14.4	—	$10.5	—
Deferred compensation plan assets	126.6	—	111.2	—
Investments in real estate ventures - fair value	—	139.0	—	113.6
Total assets at fair value	$141.0	139.0	$121.7	113.6

Liabilities
Foreign currency forward contracts payable	$10.8	—	$18.2	—
Deferred compensation plan liabilities	126.1	—	107.9	—
Total liabilities at fair value	$136.9	—	$126.1	—

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We estimate the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At June 30, 2015, these forward exchange contracts had a gross notional value of $1.90 billion ($976.0 million on a net basis) and were recorded on our Consolidated Balance Sheet as Other current assets of $14.4 million and Other current liabilities of $10.8 million. At December 31, 2014, these forward exchange contracts had a gross notional value of $2.03 billion ($1.19 billion on a net basis) and were recorded on our Consolidated Balance Sheet as Other current assets of $10.5 million and Other current liabilities of $18.2 million.

The revaluations of our foreign currency forward contracts resulted in net gains of $3.6 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three or six months ended June 30, 2015 or 2014.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $14.4 million asset at June 30, 2015 was comprised of gross contracts with receivable positions of $14.7 million and payable positions of $0.3 million. The $10.8 million liability at June 30, 2015 was comprised of gross contracts with receivable positions of $0.9 million and payable positions of $11.7 million. At December 31, 2014, the $10.5 million asset was comprised of gross contracts with receivable positions of $12.5 million and payable positions of $2.0 million. The $18.2 million liability at December 31, 2014, was comprised of gross contracts with receivable positions of $1.1 million and payable positions of $19.3 million.

Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet at June 30, 2015, as Deferred compensation plan assets of $126.6 million within current assets, long-term Deferred compensation liabilities of $126.1 million, and as a reduction of equity, Shares held in trust, of $6.3 million. This plan was recorded on our Consolidated Balance Sheet at December 31, 2014 as Deferred compensation plan assets of $111.2 million, long-term Deferred compensation liabilities of $107.9 million, and as a reduction of equity, Shares held in trust, of $6.4 million.

Investments in Real Estate Ventures
We report certain direct investments in real estate ventures at fair value. We had $139.0 million and $113.6 million at June 30, 2015 and December 31, 2014, respectively, of direct investments in real estate ventures that were reported at fair value. For these investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reported in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. As discussed in Note 6, Investments in Real Estate Ventures, we estimate the fair value of these investments using NAV per share (or its equivalent), generally a Level 3 input in the fair value hierarchy, provided by investees.

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any investment-level impairment losses during either of the three or six months ended June 30, 2015 or 2014. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

(10)	Debt

Credit Facility
On February 25, 2015, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion; (2) an extension of the maturity date from October 4, 2018 to February 25, 2020; (3) increases in certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; and (4) a range of pricing from LIBOR plus 1.00% to 2.05%, with pricing as of June 30, 2015 at LIBOR plus 1.00%. Under this new agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.

At June 30, 2015, we had outstanding borrowings under the Facility of $330.0 million and outstanding letters of credit of $23.0 million. At December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $397.4 million and $491.8 million during the three months ended June 30, 2015 and 2014, respectively, and $277.7 million and $383.3 million during the six months ended June 30, 2015 and 2014, respectively.

The effective interest rates on our Facility were 1.1% and 1.0% for the three months ended June 30, 2015 and 2014, respectively, and 1.1% during both the six months ended June 30, 2015 and 2014.

We remained in compliance with all covenants under our Facility as of June 30, 2015, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.

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

We will continue to use the Facility for business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, and capital expenditures.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $22.2 million and $19.6 million at June 30, 2015 and December 31, 2014, respectively, of which $16.4 million and $14.6 million at June 30, 2015 and December 31, 2014, respectively, was attributable to local overdraft facilities.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. The following table shows the professional indemnity accrual activity and the related payments made during the six months ended June 30, 2015 and 2014 ($ in millions):

Accrual Activity
January 1, 2015	$9.2
New claims	2.5
Prior year claims adjustments	0.2
Claims paid	—
June 30, 2015	$11.9

January 1, 2014	$6.2
New claims	3.1
Prior year claims adjustments	(0.2)
Claims paid	(0.6)
June 30, 2014	$8.5

(12)	Restructuring and Acquisition Charges
There were $1.8 million and $2.6 million of Restructuring and acquisition charges included in Net income during the three and six months ended June 30, 2015 primarily consisting of (1) acquisition-related costs and (2) lease exit charges. For the three and six months ended June 30, 2014, we recognized $5.5 million and $41.4 million, respectively, of Restructuring and acquisition charges, of which $34.5 million of the $41.4 million total was related to the write-off of an indemnification asset that arose from prior period acquisition activity. This write-off was offset by the recognition of a related previously unrecognized tax benefit of an equal amount in the provision for income taxes, and therefore had no impact on net income. The remaining $6.9 million of expense recognized during the six months ended June 30, 2014 consisted of (1) severance, (2) lease exit fair value reserve adjustments, and (3) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $34.5 million indemnification asset write-off in 2014, and the related payments made during the six months ended June 30, 2015 and 2014 ($ in millions):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2015	$3.0	—	4.2	0.4	$7.6
Accruals	—	—	0.2	2.4	2.6
Payments made	(1.4)	—	(1.9)	(2.6)	(5.9)
June 30, 2015	$1.6	—	2.5	0.2	$4.3

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3.8	0.4	5.9	0.4	$10.5
Accruals	2.4	—	3.2	1.3	6.9
Payments made	(2.4)	—	(2.4)	(1.6)	(6.4)
June 30, 2014	$3.8	0.4	6.7	0.1	$11.0

We expect that the majority of accrued severance and other accrued acquisition costs will be paid during the second half of 2015. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2017.

(13) Noncontrolling Interest
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statement of Changes in Equity, whereas changes in amounts attributable to redeemable noncontrolling interests are presented in the following table ($ in millions):

Redeemable noncontrolling interests as of January 1, 2015	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net income	0.2
Impact of exchange rate movements	(0.9)
Redeemable noncontrolling interests as of June 30, 2015	$9.9
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.2 million representing the difference between the redemption value and the carrying value of the acquired interest.

(14) Subsequent Events
Subsequent to June 30, 2015, JLL announced the completion of the following business acquisitions:

•	AVM Partners - a Turkey-based retail management and leasing business;

•	LodgeTax - a U.S.-based leader in hotel real estate tax services and consulting;

•	Shelter Bay Retail Group - a California-based retail property management firm;

•	CMM Projekt & Office Solutions GmbH - a German fit-out business to be integrated into our Tetris platform; and

•	Bluu - a United Kingdom-based fit out company also intended for integration into our Tetris platform.

Total consideration, including maximum potential earn-out payments, of the above business acquisitions aggregated to $80.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2015, and Jones Lang LaSalle's ("JLL," which may also be referred to as "the Company" or as "the Firm," "we," "us" or "our") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report on Form 10-K.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2015.

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

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. Our effective tax rate for the six months ended June 30, 2015 and our forecasted tax rate for 2015 is approximately 25.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.

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

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefit expense from period to period. Consequently, the results for the periods ended June 30, 2015 and 2014 are not indicative of the results expected to be obtained for the full fiscal year.

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

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$379.0	366.8	12.2	3%	8%
Capital Markets & Hotels	222.8	182.2	40.6	22%	33%
Property & Facility Management (1)	258.6	260.6	(2.0)	(1%)	7%
Project & Development Services (1)	121.4	102.8	18.6	18%	29%
Advisory, Consulting and Other	119.9	103.6	16.3	16%	27%
LaSalle	80.1	70.0	10.1	14%	24%
Total firm fee revenue	$1,181.8	1,086.0	95.8	9%	17%
Gross contract costs	191.7	191.2	0.5	—%	15%
Total firm revenue	$1,373.5	1,277.2	96.3	8%	16%
Compensation, operating and administrative expenses excluding gross contract costs	$1,051.5	966.1	85.4	9%	17%
Gross contract costs	191.7	191.2	0.5	—%	15%
Depreciation and amortization	25.5	22.7	2.8	12%	18%
Restructuring and acquisition charges	1.8	5.5	(3.7)	(67%)	(68%)
Total operating expenses	$1,270.5	1,185.5	85.0	7%	16%
Operating income	$103.0	91.7	11.3	12%	22%
Adjusted EBITDA (2)	$157.4	132.4	25.0	19%	27%
(1) Amounts have been adjusted to remove gross contract costs. See Note 3, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information on gross contract costs.
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

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$685.1	636.0	49.1	8%	12%
Capital Markets & Hotels	400.1	299.5	100.6	34%	45%
Property & Facility Management (1)	518.4	507.7	10.7	2%	9%
Project & Development Services (1)	222.6	190.2	32.4	17%	27%
Advisory, Consulting and Other	218.7	196.6	22.1	11%	22%
LaSalle	166.0	133.7	32.3	24%	34%
Total firm fee revenue	$2,210.9	1,963.7	247.2	13%	20%
Gross contract costs	366.1	350.9	15.2	4%	18%
Total firm revenue	$2,577.0	2,314.6	262.4	11%	20%
Compensation, operating and administrative expenses excluding gross contract costs	$2,002.3	1,800.8	201.5	11%	19%
Gross contract costs	366.1	350.9	15.2	4%	18%
Depreciation and amortization	50.4	45.1	5.3	12%	17%
Restructuring and acquisition charges	2.6	41.4	(38.8)	(94%)	(94%)
Total operating expenses	$2,421.4	2,238.2	183.2	8%	16%
Operating income	$155.6	76.4	79.2	n.m.	n.m.
Adjusted EBITDA (2)	$247.2	184.4	62.8	34%	43%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs. See Note 3, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information on gross contract costs.
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

Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
($ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$91.4	$72.4	$134.7	$88.5
Add:
Interest expense, net of interest income	7.6	7.6	13.6	14.3
Provision for (benefit from) income taxes	31.1	24.1	45.9	(5.0)
Depreciation and amortization	25.5	22.8	50.4	45.2
EBITDA	$155.6	$126.9	$244.6	$143.0
Add:
Restructuring and acquisition charges	1.8	5.5	2.6	41.4
Adjusted EBITDA	$157.4	$132.4	$247.2	$184.4

In the second quarter of 2015, fee revenue was $1.2 billion, a 17% increase in local currency from 2014. Growth was broad-based across geographic and services segments. Capital Markets & Hotels revenue increased $40.6 million, or 33% in local currency, to $222.8 million, led by EMEA up 38% to $113.2 million, but with increases of over 20% from prior year in each geographic segment. These increases in transactional revenues reflect our services to both investors and occupiers in markets supported by increasing cross-border capital allocations to real estate, low interest rates and corporate occupier demand. Project & Development Services fee revenue increased $18.6 million, or 29% in local currency, to $121.4 million, also from increases of over 20% from prior year in each geographic segment. Our Property & Facility Management fee revenue, most of which comes from multi-year contracts and customer relationships, grew 7% in local currency to $258.6 million, led by Asia Pacific up 13% and Americas up 8%. LaSalle Investment Management ("LaSalle") advisory fees grew 8% in local currency to $59.8 million, which along with incentive fees of $11.9 million and transaction fees of $8.4 million contributed to a total revenue increase for LaSalle of 24% in local currency, not including equity earnings which more than doubled to $25.4 million from legacy investment dispositions as described in the segment results. LaSalle continued to successfully raise and deploy capital, with $3.0 billion in equity raised in the first half of the year and increasing assets under management to $56.0 billion from $53.6 billion in the first half of the year.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.1 billion for the second quarter of 2015, compared with $988.8 million, an increase of 17% in local currency. Operating income, adjusted for restructuring and acquisition charges ("adjusted operating income"), was $104.8 million for the second quarter of 2015, compared with $97.2 million for the second quarter of 2014. Adjusted EBITDA includes equity earnings, in addition to adding depreciation and amortization to adjusted operating income, and totaled $157.4 million for the three months ended June 30, 2015, compared with $132.4 million last year. Adjusted operating income margins calculated on a fee revenue basis were 8.9% for the three months ended June 30, 2015, and 9.0% for the comparable period last year; current period margins were impacted as a result of platform investments in technology and timing of transactions more than prior period margins were impacted. Adjusted EBITDA margins calculated on a fee revenue basis were 13.3% for the second quarter of 2015 and 12.2% last year.

For the six months ended June 30, 2015, fee revenue was $2.2 billion, a 20% increase in local currency from 2014. Capital Markets & Hotels revenue increased $100.6 million, or 45% in local currency, to $400.1 million, led by Americas up 52% and EMEA up 46%. Project & Development Services fee revenue increased $32.4 million, or 27% in local currency, to $222.6 million, from increases of over 20% from prior year in each geographic segment. Property & Facility Management fee revenue grew 9% in local currency to $518.4 million, led by Asia Pacific up 13% and Americas up 9%. LaSalle advisory fees grew 12% in local currency to $120.6 million, which along with incentive fees of $30.9 million and transaction fees of $14.5 million contributed to a total revenue increase for LaSalle of 34% in local currency, not including equity earnings which increased to $36.8 million from $20.3 million.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $2.1 billion for the first six months of 2015, compared with $1.8 billion, an increase of 19% in local currency. Adjusted operating income was $158.2 million for the first six months of 2015, compared with $117.8 million for the comparable period in 2014. Adjusted EBITDA totaled $247.2 million for the six months ended June 30, 2015, compared with $184.4 million last year. Adjusted operating income margins calculated on a fee revenue basis were 7.2% for the six months ended June 30, 2015, and 6.0% for the comparable period last year. Adjusted EBITDA margins calculated on a fee revenue basis were 11.2% for the first six months of 2015 and 9.4% last year.

Net interest expense for the three months ended June 30, 2015 decreased slightly compared to the second quarter of 2014, and for the six months ended June 30, 2015 was $13.6 million, down from $14.3 million for the comparable prior year period, as slightly higher borrowing costs partially offset lower average borrowings compared with last year. The effective tax rate for the three and six months ended June 30, 2015 was 25.4%, which represents our estimated effective tax rate for full-year 2015 and is consistent with our effective tax rate for the year ended December 31, 2014.

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

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$263.7	250.5	13.2	5%	6%
Capital Markets & Hotels	76.5	59.2	17.3	29%	30%
Property & Facility Management (1)	111.9	107.6	4.3	4%	8%
Project & Development Services (1)	60.4	51.3	9.1	18%	22%
Advisory, Consulting and Other	32.1	24.0	8.1	34%	36%
Equity earnings	0.5	1.0	(0.5)	(50%)	(41%)
Total segment fee revenue	$545.1	493.6	51.5	10%	12%
Gross contract costs	52.9	51.5	1.4	3%	14%
Total segment revenue	$598.0	545.1	52.9	10%	12%
Compensation, operating and administrative expenses excluding gross contract costs	$483.8	433.3	50.5	12%	14%
Gross contract costs	52.9	51.5	1.4	3%	14%
Depreciation and amortization	15.3	13.5	1.8	13%	14%
Total operating expenses	$552.0	498.3	53.7	11%	14%
Operating income	$46.0	46.8	(0.8)	(2%)	(4%)
Adjusted EBITDA	$61.3	60.3	1.0	2%	—%
(1) Amounts have been adjusted to remove gross contract costs.

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$492.9	438.2	54.7	12%	13%
Capital Markets & Hotels	151.3	100.3	51.0	51%	52%
Property & Facility Management (1)	226.1	213.7	12.4	6%	9%
Project & Development Services (1)	113.1	96.0	17.1	18%	21%
Advisory, Consulting and Other	62.4	50.7	11.7	23%	25%
Equity earnings	0.9	1.2	(0.3)	(25%)	(24%)
Total segment fee revenue	$1,046.7	900.1	146.6	16%	18%
Gross contract costs	105.9	92.3	13.6	15%	25%
Total segment revenue	$1,152.6	992.4	160.2	16%	18%
Compensation, operating and administrative expenses excluding gross contract costs	$934.4	809.5	124.9	15%	17%
Gross contract costs	105.9	92.3	13.6	15%	25%
Depreciation and amortization	30.9	26.8	4.1	15%	16%
Total operating expenses	$1,071.2	928.6	142.6	15%	18%
Operating income	$81.4	63.8	17.6	28%	25%
Adjusted EBITDA	$112.3	90.6	21.7	24%	22%
(1) Amounts have been adjusted to remove gross contract costs.

In our Americas business, fee revenue for the quarter ended June 30, 2015 was $545.1 million, an increase of $51.5 million, or 12% in local currency, from 2014. For the year-to-date period, fee revenue was $1.0 billion, up $146.6 million or 18% in local currency. Revenue growth was broad-based, with Capital Markets & Hotels up 30% in the quarter and 52% year to date, Project & Development Services up 22% in the quarter and 21% year to date, Advisory, Consulting and Other up 36% in the quarter and 25% year to date, and Leasing up 6% in the quarter and 13% year to date. Capital Markets revenue growth outpaced investment market volumes in both periods, and Leasing revenue growth outpaced gross absorption in the U.S. market, due in part to continued investment in the business through the hiring of additional brokers.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $499.1 million for the quarter, up 14% in local currency from last year, and $965.3 million year to date, up 17% in local currency, largely supporting higher current period revenue activity but also reflecting investments in technology to support our clients and in platform to support the growing business. Operating income was $46.0 million for the quarter compared with $46.8 million in 2014, and was $81.4 million for the year-to-date compared with $63.8 million in 2014. Adjusted EBITDA was $61.3 million for the quarter compared with $60.3 million last year, and was $112.3 million for the year to date compared with $90.6 million in 2014. Operating income margins calculated on a fee revenue basis were 8.4% for the three months ended June 30, 2015, and 9.5% for the comparable period last year, but were 7.8% for the year to date compared with 7.1% in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 11.3% for the three months ended June 30, 2015 compared with 12.2% for the comparable period in 2014, but were 10.7% for the year to date compared with 10.1% in 2014.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$65.1	67.6	(2.5)	(4%)	12%
Capital Markets & Hotels	113.2	93.4	19.8	21%	38%
Property & Facility Management (1)	50.9	60.3	(9.4)	(16%)	(3%)
Project & Development Services (1)	39.4	34.1	5.3	16%	36%
Advisory, Consulting and Other	57.6	53.6	4.0	7%	24%
Equity earnings	1.1	—	1.1	n.m.	n.m.
Total segment fee revenue	$327.3	309.0	18.3	6%	22%
Gross contract costs	90.1	86.6	3.5	4%	26%
Total segment revenue	$417.4	395.6	21.8	6%	23%
Compensation, operating and administrative expenses excluding gross contract costs	$289.0	278.7	10.3	4%	19%
Gross contract costs	90.1	86.6	3.5	4%	26%
Depreciation and amortization	6.1	5.5	0.6	11%	25%
Total operating expenses	$385.2	370.8	14.4	4%	21%
Operating income	$32.2	24.8	7.4	30%	48%
Adjusted EBITDA	$38.3	30.3	8.0	26%	44%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$113.5	121.7	(8.2)	(7%)	9%
Capital Markets & Hotels	188.3	147.8	40.5	27%	46%
Property & Facility Management (1)	102.6	112.4	(9.8)	(9%)	4%
Project & Development Services (1)	70.6	62.7	7.9	13%	32%
Advisory, Consulting and Other	105.1	98.4	6.7	7%	22%
Equity earnings	0.8	—	0.8	n.m.	n.m.
Total segment fee revenue	$580.9	543.0	37.9	7%	23%
Gross contract costs	161.9	164.5	(2.6)	(2%)	18%
Total segment revenue	$742.8	707.5	35.3	5%	22%
Compensation, operating and administrative expenses excluding gross contract costs	$540.3	512.2	28.1	5%	21%
Gross contract costs	161.9	164.5	(2.6)	(2%)	18%
Depreciation and amortization	11.3	10.9	0.4	4%	18%
Total operating expenses	$713.5	687.6	25.9	4%	20%
Operating income	$29.3	19.9	9.4	47%	81%
Adjusted EBITDA	$40.6	30.8	9.8	32%	59%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

EMEA's fee revenue performance during the second quarter and first half of the year was significantly higher in local currencies than in U.S. dollars due to the strength of the U.S. dollar against European currencies in 2015 compared with 2014.

Since revenue and expenses are generally incurred in the same currencies, the operating income and EBITDA impacts are more modest relative to the revenue impact.

EMEA's fee revenue was $327.3 million for the second quarter, $580.9 million year to date, up 22% and 23%, respectively, in local currency from 2014. Revenue growth was driven by Capital Markets & Hotels, up 38% in the quarter and 46% year to date, outperforming market volumes in each period; Project & Development Services, up 36% in the quarter and 32% year to date, the result of continued growth and expansion of our Tetris fit-out business; and Advisory, Consulting and Other, up 24% in the quarter and 22% year to date. Growth in the region was broad-based, led by the UK, Germany, Sweden and Central and Eastern Europe in the quarter, with additional contributions from France, Spain and MENA on a year-to-date basis.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $295.1 million for the quarter, $551.6 million year to date, up 19% and 21%, respectively, in local currency from last year, largely supporting higher current period revenue activity. Operating income was $32.2 million for the quarter compared with $24.8 million in 2014, and was $29.3 million for the year-to-date compared with $19.9 million in 2014. Adjusted EBITDA was $38.3 million for the quarter compared with $30.3 million last year, and was $40.6 million for the year to date compared with $30.8 million in 2014. Operating income margins calculated on a fee revenue basis were 9.8% for the three months ended June 30, 2015, and 8.0% for the comparable period last year, and 5.0% for the year to date compared with 3.7% in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 11.7% for the three months ended June 30, 2015 compared with 9.8% for the comparable period in 2014, and were 7.0% for the year to date compared with 5.7% in 2014.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$50.2	48.7	1.5	3%	11%
Capital Markets & Hotels	33.1	29.6	3.5	12%	25%
Property & Facility Management (1)	95.8	92.7	3.1	3%	13%
Project & Development Services (1)	21.6	17.4	4.2	24%	38%
Advisory, Consulting and Other	30.2	26.0	4.2	16%	27%
Equity earnings	0.1	—	0.1	n.m.	n.m.
Total segment fee revenue	$231.0	214.4	16.6	8%	18%
Gross contract costs	48.7	53.1	(4.4)	(8%)	(1%)
Total segment revenue	$279.7	267.5	12.2	5%	14%
Compensation, operating and administrative expenses excluding gross contract costs	$211.2	195.4	15.8	8%	18%
Gross contract costs	48.7	53.1	(4.4)	(8%)	(1%)
Depreciation and amortization	3.6	3.2	0.4	13%	22%
Total operating expenses	$263.5	251.7	11.8	5%	14%
Operating income	$16.2	15.8	0.4	3%	24%
Adjusted EBITDA	$19.8	19.0	0.8	4%	24%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Leasing	$78.7	76.1	2.6	3%	11%
Capital Markets & Hotels	60.5	51.4	9.1	18%	31%
Property & Facility Management (1)	189.7	181.6	8.1	4%	13%
Project & Development Services (1)	38.9	31.5	7.4	23%	35%
Advisory, Consulting and Other	51.2	47.5	3.7	8%	17%
Equity losses	—	(0.1)	0.1	n.m.	n.m.
Total segment fee revenue	$419.0	388.0	31.0	8%	17%
Gross contract costs	98.3	94.1	4.2	4%	10%
Total segment revenue	$517.3	482.1	35.2	7%	16%
Compensation, operating and administrative expenses excluding gross contract costs	$391.2	364.7	26.5	7%	16%
Gross contract costs	98.3	94.1	4.2	4%	10%
Depreciation and amortization	7.2	6.4	0.8	13%	22%
Total operating expenses	$496.7	465.2	31.5	7%	15%
Operating income	$20.6	16.9	3.7	22%	49%
Adjusted EBITDA	$27.8	23.3	4.5	19%	41%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

Asia Pacific's fee revenue performance during the second quarter and first half of the year was significantly higher in local currencies than in U.S. dollars due to the strength of the U.S. dollar, particularly against the Australian dollar and Japanese yen in 2015 compared with 2014. Since revenue and expenses are generally incurred in the same currencies, the operating income and EBITDA impacts are more modest relative to the revenue impact.

Asia Pacific's fee revenue was $231.0 million for the second quarter, $419.0 million year to date, up 18% and 17%, respectively, in local currency from 2014. Revenue growth was driven by Capital Markets & Hotels, up 25% in the quarter and 31% year to date, outperforming market volumes in each period; Project & Development Services, up 38% in the quarter and 35% year to date; and Property & Facility Management, up 13% in the quarter and year to date, most of which comes from multi-year contracts and customer relationships. Growth in the region was broad-based, led by Japan, Australia, India and Singapore.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $214.8 million for the quarter, $398.4 million year to date, up 18% and 16%, respectively, in local currency from last year, largely supporting higher current period revenue activity. Operating income was $16.2 million for the quarter compared with $15.8 million in 2014, and was $20.6 million for the year-to-date compared with $16.9 million in 2014. Adjusted EBITDA was $19.8 million for the quarter compared with $19.0 million last year, and was $27.8 million for the year to date compared with $23.3 million in 2014. Operating income margins calculated on a fee revenue basis were 7.0% for the three months ended June 30, 2015, and 7.4% for the comparable period last year, but 4.9% for the year to date compared with 4.4% in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 8.6% for the three months ended June 30, 2015 compared with 8.9% for the comparable period in 2014, but were 6.6% for the year to date compared with 6.0% in 2014.

LaSalle

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Advisory fees	$59.8	60.0	(0.2)	—%	8%
Transaction fees & other	8.4	4.4	4.0	91%	108%
Incentive fees	11.9	5.6	6.3	113%	133%
Equity earnings	25.4	11.5	13.9	121%	121%
Total segment revenue	$105.5	81.5	24.0	29%	38%
Compensation, operating and administrative expenses	$67.5	58.7	8.8	15%	24%
Depreciation and amortization	0.5	0.5	—	—%	17%
Total operating expenses	$68.0	59.2	8.8	15%	24%
Operating income	$37.5	22.3	15.2	68%	76%
Adjusted EBITDA	$38.0	22.8	15.2	67%	75%

	Six Months	Six Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	June 30, 2015	June 30, 2014	U.S. dollars		Currency
Advisory fees	$120.6	115.8	4.8	4%	12%
Transaction fees & other	14.5	9.0	5.5	61%	76%
Incentive fees	30.9	8.9	22.0	n.m.	n.m.
Equity earnings	36.8	20.3	16.5	81%	83%
Total segment revenue	$202.8	154.0	48.8	32%	41%
Compensation, operating and administrative expenses	$136.4	114.4	22.0	19%	28%
Depreciation and amortization	1.0	1.0	—	—%	15%
Total operating expenses	$137.4	115.4	22.0	19%	28%
Operating income	$65.4	38.6	26.8	69%	78%
Adjusted EBITDA	$66.4	39.6	26.8	68%	77%
n.m. - not meaningful

LaSalle's total segment revenue for the three and six months ended June 30, 2015 was $105.5 million and $202.8 million, respectively, up 38% and 41% in local currency compared with the same periods in 2014. Advisory fees for the three and six months ended June 30, 2015 were $59.8 million and $120.6 million, respectively, increases of 8% and 12% in local currency from comparable periods in 2014. Also included in LaSalle's segment revenues were $8.4 million of transaction fees and other income in the quarter, $14.5 million year to date; $11.9 million of incentive fees in the quarter, $30.9 million year to date, driven by funds in Europe and Asia Pacific that took advantage of the capital markets environment; and $25.4 million of equity earnings in the quarter, $36.8 million year to date, driven by the sale of assets as LaSalle realizes gains from legacy investments. Across segment revenue categories, LaSalle’s results reflected investment performance realized across all geographies for clients on the part of the Firm, positive market conditions for executing property dispositions at gains, and increases in asset values within funds reported at fair value, all of which outpaced the same periods in 2014, though the current period results were tempered by reductions from translation of local currencies to U.S. dollars.

Operating expenses were $68.0 million for the quarter, $137.4 million year to date, increases of 24% and 28% in local currency, respectively, from comparable periods in 2014. Increases in operating expenses were driven by increased compensation associated with the increases in year-over-year revenue. LaSalle's operating income was $37.5 million for the quarter, compared with $22.3 million in the second quarter of 2014, and $65.4 million year to date, compared with $38.6 million last year, increases of 76% and 78%, respectively, in local currency. Adjusted EBITDA was $38.0 million for the quarter, compared with $22.8 million last year, and $66.4 million year to date, up from $39.6 million in 2014. Operating income margin on segment revenue was 35.5% in the quarter compared with 27.4% in 2014, and 32.2% year to date compared with 25.1% last year. Adjusted EBITDA margin on segment revenue was 36.0% in the quarter compared with 28.0% in 2014, and 32.7% year to date compared with 25.7% last year.

LaSalle's capital raising momentum continued with $948 million of equity commitments raised during the second quarter of 2015 and $3.0 billion for the year to date. Assets under management were $56.0 billion as of June 30, 2015, compared with $55.3 billion as of March 31, 2015, $53.6 billion at December 31, 2014 and $50.0 billion as of June 30, 2014. The net increase in assets under management in the quarter resulted from $3.5 billion of acquisitions and takeovers, $2.5 billion of dispositions and withdrawals, $1.3 billion of net valuation increases and $1.6 billion of net foreign currency decreases.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the six months ended June 30, 2015, we used $214.9 million of cash for operating activities, compared with $147.0 million used for operating activities in the first six months of 2014. The majority of annual incentive compensation accrued at year-end is paid in the first quarter of the following year, and was the primary driver of the cash used for operating activities for the first six months of both years. In addition to the impact from a year-over-year increase in payments of incentive compensation reflecting improved operating performance, the year-over-year increase in cash used for operating activities was also due to an increase in working capital required to support the 11% year-over-year increase in revenue. Partially offsetting the aforementioned drivers of the year-over-year increase in cash used for operating activities was the impact of growth and increased profitability in our business, as evidenced by a $46.2 million year-over-year increase in net income.

Cash Flows from Investing Activities
We used $92.3 million of cash for investing activities in the first six months of 2015, an $8.4 million year-over-year increase from the $83.9 million used for investing activities in the first six months of 2014. We spent $41.7 million on business acquisitions in the first six months of 2015, a $21.6 million year-over-year increase over 2014. Also contributing to the year-over-year increase in cash used in investing activities was a net $16.0 million year-over-year increase in our investment in real estate ventures, representing capital contributions, net of capital distributions received. Partially offsetting the aforementioned increases was a $22.3 million year-over-year decrease in net capital additions due mainly to a $23.1 million decrease in property acquisitions and capital expenditures completed by a consolidated variable interest entity ("VIE"). The same consolidated VIE sold a property in 2015, realizing $6.8 million of proceeds, with no comparable activity in 2014.

Cash Flows from Financing Activities
Financing activities provided $255.6 million of cash in the first six months of 2015, a $27.3 million year-over-year increase from the $228.3 million provided by financing activities in the first six months of 2014. This increase was primarily due to a year-over-year increase in net borrowings under our credit facility (the "Facility") of $77.8 million. Partially offsetting this increase was (1) a $22.6 million decrease in cash flows, from net proceeds of $18.3 million in 2014 to net payments of $4.3 million in 2015, related to mortgage loans of a consolidated VIE, (2) a $9.1 million decrease in cash flows, from net contributions of $6.0 million in 2014 to net distributions of $3.1 million in 2015, attributable to noncontrolling interests, (3) payments of debt issuance costs of $7.3 million in 2015 with no corresponding activity in 2014, and (4) a $5.1 million increase in payments of deferred business acquisition obligations, which were $41.5 million in 2015 compared to $36.4 million in 2014.

Liquidity and Capital Resources
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.

Credit Facility
On February 25, 2015, we amended and expanded our Facility to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility is scheduled to mature on February 25, 2020. At June 30, 2015, we had outstanding borrowings under the Facility of $330.0 million and outstanding letters of credit of $23.0 million. At December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $397.4 million and $491.8 million during the three months ended June 30, 2015 and 2014, respectively, and $277.7 million and $383.3 million during the six months ended June 30, 2015 and 2014, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $22.2 million and $19.6 million at June 30, 2015 and December 31, 2014, respectively, of which $16.4 million and $14.6 million at June 30, 2015 and December 31, 2014, respectively, were attributable to local overdraft facilities.

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

Co-Investment Activity
As of June 30, 2015, we had total investments of $333.0 million in approximately 50 separate property or fund co-investments. Fundings of co-investments exceeded return of capital by $12.0 million for the six months ended June 30, 2015, while returns of capital exceeded fundings by $3.9 million for the six months ended June 30, 2014. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At June 30, 2015, we had 1,563,100 shares that we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2014 or in the first six months of 2015 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.

On June 15, 2015 we paid a semi-annual cash dividend of $0.27 per share of common stock to holders of record at the close of business on May 15, 2015. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2015 and 2014 were $45.4 million and $67.6 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the six months ended June 30, 2015 and 2014 are $0.6 million and $23.7 million, respectively, of property acquisitions and capital expenditures made by a consolidated VIE (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments).

Business Acquisitions
During the six months ended June 30, 2015, we paid (1) $41.7 million for business acquisitions that included six new acquisitions and (2) $41.5 million for deferred acquisition obligations and contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $85.8 million on our Consolidated Balance Sheets at June 30, 2015. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At June 30, 2015, we had the potential to make earn-out payments for a maximum of $55.3 million on 18 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years, assuming the achievement of the applicable performance conditions.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2015 and December 31, 2014, we had total cash and cash equivalents of $191.0 million and

$250.4 million, respectively, of which approximately $160.4 million and $222.0 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries aggregated to approximately 5% of our total assets at June 30, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to other like-investment vehicles and direct investments for future fundings of co-investments, totaling a maximum of $177.8 million as of June 30, 2015. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the Facility, which we amended and expanded on February 25, 2015 to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility consists of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $397.4 million and $277.7 million for the three and six months ended June 30, 2015 with an effective interest rate of 1.1% for both the three and six months ended June 30, 2015. We had $330.0 million outstanding under the Facility and outstanding letters of credit of $23.0 million at June 30, 2015. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2014 or the first six months of 2015, and we had no such agreements outstanding at June 30, 2015.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 57% and 59% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% and 16% of revenue for the six months ended June 30, 2015 and 2014, respectively) and the euro (13% of revenue for both the six months ended June 30, 2015 and 2014).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended June 30, 2015, our total firm revenue increased 8% in U.S. dollars and 16% in local currency and our operating income increased 12% in U.S. dollars and 22% in local currency. On a year-over-year basis, for the six months ended June 30, 2015, our total revenue increased 11% in U.S. dollars and 20% in local currency and our operating income increased over 100% both in U.S. dollars and in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At June 30, 2015, we had forward exchange contracts in effect with a gross notional value of $1.90 billion ($976.0 million on a net basis) and a net fair value gain of $3.6 million. This net carrying gain is offset by a carrying loss associated with intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2015, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

James S. Jasionowski
Chief Tax Officer

David A. Johnson
Chief Information Officer

Patricia Maxson
Chief Human Resources Officer

Mark J. Ohringer
General Counsel and Corporate Secretary

Joseph J. Romenesko
Treasurer

Parikshat Suri
Director of Internal Audit

Departure of Certain Officers
Mark K. Engel, Executive Vice President and Global Controller of the Company and its principal accounting officer, has notified the Company of his decision to resign from his position with the Company, effective on the close of business on August 14, 2015, in order to become the Chief Financial Officer of Green Courte Partners, LLC, a private equity real estate investment firm based in Chicago. The Company is grateful for Mr. Engel’s many and significant contributions over a ten-year period and extends its best wishes to him for success in his new role. We intend to announce Mr. Engel’s successor as principal accounting officer on or prior to the date of Mr. Engel’s resignation in August. Mr. Engel will remain in his role until that time in order to assure continuity and a smooth transition.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2015.

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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014 (2) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (3) Consolidated Statement of Changes in Equity for the six months ended June 30, 2015 (Unaudited), (4) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (5) Notes to Consolidated Financial Statements (Unaudited).

*Filed herewith