Form 10-Q
period 2015-09-30
JONES LANG LASALLE INC
filed 2015-11-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 2, 2015 was 45,040,835.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014
(in thousands, except share data)

	September 30,	December 31,
Assets	2015 (unaudited)	2014
Current assets:
Cash and cash equivalents	$193,499	250,413
Trade receivables, net of allowances of $27,245 and $17,861	1,407,440	1,375,035
Notes and other receivables	222,270	181,377
Warehouse receivables	41,274	83,312
Prepaid expenses	90,065	64,963
Deferred tax assets, net	129,869	135,251
Other	9,980	27,825
Total current assets	2,094,397	2,118,176
Property and equipment, net of accumulated depreciation of $430,428 and $418,332	377,832	368,361
Goodwill, with indefinite useful lives	1,999,623	1,907,924
Identified intangibles, net of accumulated amortization of $132,827 and $124,920	43,384	38,841
Investments in real estate ventures, including $150,274 and $113,602 at fair value	311,814	297,142
Long-term receivables	110,044	85,749
Deferred tax assets, net	104,670	90,897
Deferred compensation plan	128,910	111,234
Other	64,352	57,012
Total assets	$5,235,026	5,075,336
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$636,824	630,037
Accrued compensation	790,977	990,678
Short-term borrowings	30,504	19,623
Deferred tax liabilities, net	16,554	16,554
Deferred income	143,913	104,565
Deferred business acquisition obligations	48,616	49,259
Warehouse facility	41,274	83,312
Minority shareholder redemption liability	—	11,158
Other	153,109	141,825
Total current liabilities	1,861,771	2,047,011
Credit facility	235,005	—
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	17,723	17,082
Deferred compensation	142,551	125,857
Deferred business acquisition obligations	37,975	68,848
Other	130,301	118,969
Total liabilities	2,700,326	2,652,767
Redeemable noncontrolling interest	8,917	13,449
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,033,713 and 44,828,779 shares issued and outstanding	450	448
Additional paid-in capital	980,698	961,850
Retained earnings	1,861,427	1,631,145
Shares held in trust	(6,328)	(6,407)
Accumulated other comprehensive loss	(329,747)	(200,239)
Total Company shareholders’ equity	2,506,500	2,386,797
Noncontrolling interest	19,283	22,323
Total equity	2,525,783	2,409,120
Total liabilities and equity	$5,235,026	5,075,336
See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014
(in thousands, except share data) (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$1,501,267	1,365,975	$4,078,254	3,680,622

Operating expenses:
Compensation and benefits	896,080	828,241	2,459,056	2,226,804
Operating, administrative and other	440,119	388,290	1,245,443	1,141,376
Depreciation and amortization	26,643	22,023	77,060	67,214
Restructuring and acquisition charges	18,108	(37)	20,757	41,379
Total operating expenses	1,380,950	1,238,517	3,802,316	3,476,773

Operating income	120,317	127,458	275,938	203,849

Interest expense, net of interest income	(6,774)	(7,361)	(20,369)	(21,661)
Equity earnings from real estate ventures	25,362	19,552	63,873	40,945
Income before income taxes and noncontrolling interest	138,905	139,649	319,442	223,133
Provision for income taxes	25,720	34,912	71,576	29,889
Net income	113,185	104,737	247,866	193,244

Net income attributable to noncontrolling interest	2,776	453	5,252	1,116
Net income attributable to the Company	110,409	104,284	242,614	192,128
Dividends on unvested common stock, net of tax benefit	—	—	163	176

Net income attributable to common shareholders	$110,409	104,284	$242,451	191,952

Basic earnings per common share	$2.45	2.33	$5.40	4.30
Basic weighted average shares outstanding	45,001,309	44,809,133	44,905,217	44,637,429

Diluted earnings per common share	$2.43	2.30	$5.34	4.24
Diluted weighted average shares outstanding	45,452,959	45,290,595	45,394,517	45,241,766

Other comprehensive income:
Net income attributable to the Company	$110,409	104,284	$242,614	192,128
Change in pension liabilities, net of tax	3,463	—	4,315	—
Foreign currency translation adjustments	(78,438)	(90,589)	(133,823)	(51,637)
Comprehensive income attributable to the Company	$35,434	13,695	$113,106	140,491

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2015
(in thousands, except share data) (unaudited)

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
Balances at December 31, 2014	44,828,779	$448	961,850	1,631,145	(6,407)	(200,239)	22,323	$2,409,120
Net income (1)	—	—	—	242,614	—	—	5,825	248,439
Shares issued under stock compensation programs	261,791	3	4,607	—	—	—	—	4,610
Shares repurchased for payment of taxes on stock awards	(56,857)	(1)	(9,604)	—	—	—	—	(9,605)
Tax adjustments due to vestings and exercises	—	—	6,457	—	—	—	—	6,457
Amortization of stock compensation	—	—	17,211	—	—	—	—	17,211
Dividends paid, $0.27 per share	—	—	—	(12,332)	—	—	—	(12,332)
Shares held in trust	—	—	—	—	79	—	—	79
Change in pension liabilities, net of tax	—	—	—	—	—	4,315	—	4,315
Foreign currency translation adjustments	—	—	—	—	—	(133,823)	—	(133,823)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(8,865)	(8,865)
Acquisition of redeemable noncontrolling interest	—	—	177	—	—	—	—	177
Balances at September 30, 2015	45,033,713	$450	980,698	1,861,427	(6,328)	(329,747)	19,283	$2,525,783

(1) Excludes net loss of $573 attributable to redeemable noncontrolling interest for the nine months ended September 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(in thousands) (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows (used in) provided by operating activities:
Net income	$247,866	193,244
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	77,060	67,214
Equity earnings from real estate ventures	(63,873)	(40,945)
Gain on the sale of assets, net	(405)	(61)
Distributions of earnings from real estate ventures	41,228	15,783
Provision for loss on receivables and other assets	15,118	10,615
Amortization of deferred compensation	17,211	15,920
Accretion of interest on deferred business acquisition obligations	2,315	3,843
Amortization of debt issuance costs	3,063	2,720
Change in:
Receivables	(147,494)	(88,870)
Prepaid expenses and other assets	(38,211)	(62,400)
Deferred tax assets, net	(8,000)	48,623
Excess tax benefit from share-based payment arrangements	(6,457)	(9,361)
Accounts payable, accrued liabilities and accrued compensation	(157,666)	(113,969)
Net cash (used in) provided by operating activities	(18,245)	42,356

Cash flows used in investing activities:
Net capital additions – property and equipment	(88,505)	(103,690)
Proceeds from the sale of assets	6,813	1,340
Business acquisitions	(102,926)	(24,161)
Capital contributions to real estate ventures	(40,784)	(34,217)
Distributions of capital from real estate ventures	40,938	49,225
Net cash used in investing activities	(184,464)	(111,503)

Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,389,000	1,314,000
Repayments of borrowings under credit facility	(1,143,672)	(1,203,571)
Payments of deferred business acquisition obligations and earn-outs	(48,801)	(37,622)
Acquisition of redeemable noncontrolling interest	(2,655)	—
Acquisition of noncontrolling interest	(1,984)	—
Debt issuance costs	(7,319)	—
Shares repurchased for payment of employee taxes on stock awards	(9,605)	(15,639)
Excess tax benefit from share-based payment arrangements	6,457	9,361
Common stock issued under option and stock purchase programs	4,610	2,224
Payment of dividends	(12,332)	(10,493)
Principal payments on capital lease obligations	(3,187)	(3,188)
Other loan (payments) proceeds	(3,797)	18,277
Noncontrolling interest (distributions) contributions, net	(6,472)	9,420
Net cash provided by financing activities	160,243	82,769

Effect of currency exchange rate changes on cash and cash equivalents	(14,448)	(3,780)
Net (decrease) increase in cash and cash equivalents	(56,914)	9,842
Cash and cash equivalents, beginning of the period	250,413	152,726
Cash and cash equivalents, end of the period	$193,499	162,568

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,310	12,310
Income taxes, net of refunds	97,555	65,165
Non-cash investing activities:
Business acquisitions, including contingent consideration	$36,892	4,121
Capital leases	5,156	19,748
Non-cash financing activities:
Deferred business acquisition obligations	$14,183	11,912
Redeemable noncontrolling interest	—	14,137
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
Our Consolidated Financial Statements as of September 30, 2015, and for the three months and nine months ended September 30, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As a result of the items mentioned above, the results for the periods ended September 30, 2015 and 2014 are not indicative of what our results will be for the full fiscal year.

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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU upon issuance, noting that the pronouncement did not have a material effect on its consolidated financial statements.

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

We account for the majority of our service contracts on a net basis. The reimbursable costs associated with these net contracts aggregated approximately $499.2 million and $465.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 billion and $1.4 billion for the nine months ended September 30, 2015 and 2014, respectively. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.

Contracts accounted for on a gross basis resulted in certain costs reflected in revenue and operating expenses (gross contract costs) of $214.0 million and $185.4 million for the three months ended September 30, 2015 and 2014, respectively, and $580.0 million and $536.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Americas - Real Estate Services
Revenue	$639,405	582,387	$1,791,071	1,573,552
Equity earnings (losses)	4,450	(756)	5,366	446
Total segment revenue	643,855	581,631	1,796,437	1,573,998
Gross contract costs	(52,150)	(60,601)	(158,047)	(152,863)
Total segment fee revenue	591,705	521,030	1,638,390	1,421,135
Operating expenses:
Compensation, operating and administrative expenses	566,668	521,987	1,606,929	1,423,746
Depreciation and amortization	15,638	11,658	46,511	38,500
Total segment operating expenses	582,306	533,645	1,653,440	1,462,246
Gross contract costs	(52,150)	(60,601)	(158,047)	(152,863)
Total fee-based segment operating expenses	530,156	473,044	1,495,393	1,309,383
Operating income	$61,549	47,986	$142,997	111,752

EMEA - Real Estate Services
Revenue	$447,037	368,564	$1,189,070	1,076,088
Equity earnings	8	13	752	14
Total segment revenue	447,045	368,577	1,189,822	1,076,102
Gross contract costs	(114,125)	(70,403)	(276,047)	(234,929)
Total segment fee revenue	332,920	298,174	913,775	841,173
Operating expenses:
Compensation, operating and administrative expenses	413,838	345,893	1,116,030	1,022,599
Depreciation and amortization	6,800	6,355	18,099	17,303
Total segment operating expenses	420,638	352,248	1,134,129	1,039,902
Gross contract costs	(114,125)	(70,403)	(276,047)	(234,929)
Total fee-based segment operating expenses	306,513	281,845	858,082	804,973
Operating income	$26,407	16,329	$55,693	36,200

Continued: Summarized unaudited financial information by business segment for the three and nine months ended September 30, 2015 and 2014 is as follows ($ in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Asia Pacific - Real Estate Services
Revenue	$280,651	272,708	$797,974	754,890
Equity earnings	193	198	215	119
Total segment revenue	280,844	272,906	798,189	755,009
Gross contract costs	(47,697)	(54,419)	(145,955)	(148,483)
Total segment fee revenue	233,147	218,487	652,234	606,526
Operating expenses:
Compensation, operating and administrative expenses	264,261	254,352	753,763	713,111
Depreciation and amortization	3,657	3,444	10,878	9,869
Total segment operating expenses	267,918	257,796	764,641	722,980
Gross contract costs	(47,697)	(54,419)	(145,955)	(148,483)
Total fee-based segment operating expenses	220,221	203,377	618,686	574,497
Operating income	$12,926	15,110	$33,548	32,029

LaSalle
Revenue	$134,174	142,316	$300,139	276,092
Equity earnings	20,711	20,097	57,540	40,366
Total segment revenue	154,885	162,413	357,679	316,458
Operating expenses:
Compensation, operating and administrative expenses	91,432	94,299	227,777	208,724
Depreciation and amortization	548	566	1,572	1,542
Total segment operating expenses	91,980	94,865	229,349	210,266
Operating income	$62,905	67,548	$128,330	106,192

Segment Reconciling Items
Total segment revenue	$1,526,629	1,385,527	$4,142,127	3,721,567
Reclassification of equity earnings	25,362	19,552	63,873	40,945
Total revenue	1,501,267	1,365,975	4,078,254	3,680,622
Total segment operating expenses before restructuring and acquisition charges	1,362,842	1,238,554	3,781,559	3,435,394
Operating income before restructuring and acquisition charges	138,425	127,421	296,695	245,228

Restructuring and acquisition charges	18,108	(37)	20,757	41,379
Operating income	$120,317	127,458	$275,938	203,849

(5) Business Combinations, Goodwill and Other Intangible Assets

2015 Business Combinations Activity
During the nine months ended September 30, 2015, we completed 12 acquisitions, acquiring companies in Australia, Canada, England, Germany, Japan, Poland, Sweden, Turkey and the United States, and we made the final payments for acquisitions of businesses located in India and Turkey that were completed in previous years. Aggregate terms of these acquisitions included: (1) cash payments of $102.9 million, including the $16.4 million related to the Indian business acquisition further discussed below, (2) consideration of $14.2 million subject only to the passage of time, and (3) earn-out consideration of $36.9 million subject to provisions that will be paid upon certain performance conditions being met which are recorded at their acquisition date fair value.

Our 2007 acquisition of an Indian real estate services company included provisions for the purchase of the minority ownership retained at completion. This obligation was reflected on our Consolidated Balance Sheet at December 31, 2014 as an $11.2 million Minority shareholder redemption liability. During the nine months ended September 30, 2015, this obligation was adjusted upwards by $5.2 million to the final settlement amount of $16.4 million for the remaining shares, which was paid during June 2015. A corresponding adjustment of $5.2 million was recorded to goodwill.

During the nine months ended September 30, 2015, we paid $48.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.7 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.

On August 13, 2015, the Company announced that Jones Lang LaSalle Investments, LLC and Jones Lang LaSalle Operations, L.L.C., each wholly-owned indirect subsidiaries of the Company, entered into an Agreement and Plan of Merger with Oak Grove Commercial Mortgage, LLC, a Delaware limited liability company (“Oak Grove”) and certain affiliates of Oak Grove. The acquisition of Oak Grove brings greater full-service mortgage lending and mortgage banking capabilities to JLL. Oak Grove's Fannie Mae, Freddie Mac and HUD/GNMA capabilities will expand JLL’s market-rate, affordable, seniors housing and healthcare financial expertise, and complement its multifamily sales and equity services. The cash consideration payable at closing was equal to $175.0 million from which Oak Grove retired outstanding indebtedness (excluding warehouse loans/lines) and redeemed its preferred unit holders. Oak Grove has the potential to earn future payments based on a five-year earn-out structure tied to performance of the combined platform such that total consideration payable could be up to $300.0 million. The expected total consideration payable pursuant to the Agreement and Plan of Merger is approximately $260.0 million. As noted within Note 14, Subsequent Events, the transaction closed on October 30, 2015. Following the merger, Oak Grove was renamed Jones Lang LaSalle Multifamily, LLC.

Earn-Out Payments
At September 30, 2015, we had the potential to make future earn-out payments on 21 acquisitions that are subject to the achievement of certain performance conditions. The maximum amount of potential future earn-out payments was $84.9 million at September 30, 2015, for which we have accrued $57.9 million on our Consolidated Balance Sheet within Other current and long-term liabilities. As of December 31, 2014, we had accrued $25.1 million for future earn-out payments that had aggregate maximum future potential payments of $43.5 million. Assuming the achievement of the applicable performance conditions, we anticipate that the majority of these earn-out payments will be paid over the next four years.

Goodwill and Other Intangible Assets
We had $2.0 billion of goodwill and unamortized intangibles at September 30, 2015. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means that a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. The $2.0 billion of goodwill and unamortized intangibles consists of: (1) goodwill of $2.00 billion with an indefinite useful life that is not amortized, (2) identifiable intangibles of $37.4 million that will be amortized over their remaining finite useful lives, and (3) $6.0 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the current year movements in goodwill with indefinite useful lives ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2015	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	15.3	77.5	42.5	—	135.3
Impact of exchange rate movements	(0.8)	(32.8)	(9.5)	(0.5)	(43.6)
Balance as of September 30, 2015	$1,022.8	695.1	263.8	17.9	1,999.6

The following table details, by reporting segment, the current year movements in the gross carrying amount and accumulated amortization of our identifiable intangibles ($ in millions):

	Real Estate Services
	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross book value
Balance as of January 1, 2015	$103.4	43.8	9.5	7.0	163.7
Additions	4.6	6.1	5.3	—	16.0
Impact of exchange rate movements	(0.1)	(1.9)	(0.5)	(0.9)	(3.4)
Balance as of September 30, 2015	$107.9	48.0	14.3	6.1	176.3

Accumulated amortization
Balance as of January 1, 2015	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization expense	(5.3)	(2.4)	(1.7)	—	(9.4)
Impact of exchange rate movements	—	1.3	0.1	—	1.4
Balance as of September 30, 2015	$(90.2)	(32.1)	(10.5)	(0.1)	(132.8)

Net book value as of September 30, 2015	$17.7	15.9	3.8	6.0	43.4

We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year for our identifiable intangible assets with finite useful lives at September 30, 2015, is as follows ($ in millions):

2015 (3 months)	$4.9
2016	9.6
2017	9.1
2018	6.5
2019	3.4
2020	3.1
Thereafter	0.8
Total	$37.4

(6)	Investments in Real Estate Ventures
As of September 30, 2015 and December 31, 2014, we had Investments in real estate ventures of $311.8 million and $297.1 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting, however, we report certain of our direct investments at fair value. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds range from less than 1% to 15%.

Approximately half of our $311.8 million balance in Investments in real estate ventures as of September 30, 2015 was attributable to investment vehicles which, utilizing our capital and outside capital primarily provided by institutional investors, invest in certain real estate ventures that own and operate real estate. Of this amount, the majority was placed with LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%. The remainder of our Investments in real estate ventures primarily represented direct investments in certain real estate ventures that own and operate real estate.

At September 30, 2015, LIC II had unfunded capital commitments to underlying ventures of $119.5 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitment to LIC II was $88.7 million as of September 30, 2015. We expect LIC II to draw down on our commitments over the next 3 to 5 years to satisfy its existing commitments to underlying real estate ventures.

The following table summarizes the above discussion relative to LIC II as of September 30, 2015 ($ in millions):

Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments	$88.7
Our share of unfunded capital commitments to underlying funds	58.3
Our share of exposure on outstanding borrowings	0.1
Our maximum exposure, assuming facility is fully drawn	9.8

Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other like investment vehicles or direct investments, the aggregate maximum of which is $78.5 million as of September 30, 2015.

We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); each identified VIE is assessed to determine whether we are the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized balance sheets for our consolidated VIEs as of September 30, 2015 and December 31, 2014 are as follows ($ in millions):

	September 30, 2015	December 31, 2014
Property and equipment, net	$32.5	37.8
Investment in real estate venture	3.3	5.0
Other assets	4.7	3.5
Total assets	$40.5	46.3

Mortgage loans payable, included in other long-term liabilities	$25.6	29.3
Total liabilities	25.6	29.3
Members' equity	14.9	17.0
Total liabilities and members' equity	$40.5	46.3

Summarized statements of operations for our consolidated VIEs for the three and nine months ended September 30, 2015 and 2014 are as follows ($ in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue (1)	$4.6	1.3	$7.1	2.9
Gain on sale of investment	—	—	1.3	—
Operating and other expenses	(1.0)	(1.3)	(2.8)	(2.7)
Net income	$3.6	—	$5.6	0.2
(1) Includes $3.3 million for the three and nine months ended September 30, 2015, representing our pro rata share of the gain on the sale of real estate by an investment of one of our consolidated VIE's that was accounted for pursuant to the equity method.

The members' equity and net income of the consolidated VIEs are allocated to the noncontrolling interest holders to the extent of their ownership as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income, respectively.

Impairment
We review our investments in real estate ventures on a quarterly basis, or as otherwise deemed necessary, for indications that we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment levels and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate that the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $0.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value, which activity is reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. At September 30, 2015 and December 31, 2014, we had $150.3 million and $113.6 million, respectively, of investments that were reported at fair value. Fair value was estimated utilizing net asset value (''NAV'') per share (or its equivalent), generally a Level 3 input in the fair value hierarchy, as provided by our investees. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. No adjustments to NAV estimates provided by investees, including adjustments to contemplate any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, were considered necessary based upon the following factors: (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures; (2) consideration of market demand for the specific types of real estate assets held by each venture; and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate.

The following table shows the roll forward of our investments in real estate ventures that are accounted for at fair value ($ in millions):

	2015	2014
Fair value investments as of January 1,	$113.6	78.9
Investments	28.0	18.2
Distributions	(5.6)	(2.2)
Net fair value gain	18.5	8.3
Foreign currency translation adjustments, net	(4.2)	(2.2)
Fair value investments as of September 30,	$150.3	101.0

(7)	Stock-Based Compensation

Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program.

Restricted stock unit activity for the three months ended September 30, 2015 and 2014 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at July 1, 2015	805.4	$102.39
Granted	27.6	149.94
Vested	(129.9)	75.79
Forfeited	(4.1)	96.94
Unvested at September 30, 2015	699.0	$109.24	2.24
Unvested shares expected to vest	679.2	$109.42	2.24

Unvested at July 1, 2014	1,025.9	$81.95
Granted	6.9	130.46
Vested	(276.2)	61.52
Forfeited	(2.8)	84.93
Unvested at September 30, 2014	753.8	$89.86	2.61
Unvested shares expected to vest	730.3	$90.00	2.61

Restricted stock unit activity for the nine months ended September 30, 2015 and 2014 is as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2015	745.3	$90.43
Granted	158.0	159.00
Vested	(186.1)	77.65
Forfeited	(18.2)	93.82
Unvested at September 30, 2015	699.0	$109.24	2.24
Unvested shares expected to vest	679.2	$109.42	2.24

Unvested at January 1, 2014	1,025.3	$73.09
Granted	155.8	119.19
Vested	(416.3)	59.78
Forfeited	(11.0)	80.21
Unvested at September 30, 2014	753.8	$89.86	2.61
Unvested shares expected to vest	730.3	$90.00	2.61

We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of September 30, 2015, we had $31.1 million of unamortized deferred compensation related to unvested restricted stock units, which is anticipated to be recognized over varying periods into 2020.

Shares vested during the three months ended September 30, 2015 and 2014 had grant date fair values of $9.8 million and $17.0 million, respectively, and $14.4 million and $24.9 million for the nine months ended September 30, 2015 and 2014, respectively. Shares granted during the three months ended September 30, 2015 and 2014, had grant date fair values of $4.1 million and $0.9 million, respectively, and $25.1 million and $18.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Other Stock Compensation Programs
We maintain a stock-based compensation plan for our United Kingdom and Ireland-based employees, the Jones Lang LaSalle Savings Related Share Option Plan ("Save as You Earn" or "SAYE"). Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. No options were issued during the nine months ended September 30, 2015. In July 2014, we issued approximately 47,600 options under the SAYE plan at an exercise price of $105.54. The fair value of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 90,600 and 176,400 options outstanding under the SAYE plan at September 30, 2015 and December 31, 2014, respectively.

(8)	Retirement Plans
We maintain four contributory defined benefit pension plans in the United Kingdom, Ireland and Holland to provide retirement benefits to eligible employees. We use a December 31 measurement date for our plans.

Net periodic pension cost (income) consisted of the following ($ in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Employer service cost - benefits earned during the period	$1.3	1.0	$3.9	2.9
Interest cost on projected benefit obligation	3.7	4.1	11.0	12.3
Expected return on plan assets	(5.3)	(6.2)	(15.8)	(18.6)
Net amortization of deferrals	0.8	0.3	2.4	0.8
Recognized actuarial loss	0.4	—	1.2	0.1
Net periodic pension cost (income)	$0.9	(0.8)	$2.7	(2.5)

The expected return on plan assets, included in net periodic pension cost (income) during 2015 was based on forecasted long-term rates of return on the plan assets of each individual plan; expected returns range from 2.7% to 5.8%.

For the three months ended September 30, 2015 and 2014, we made payments of $3.9 million and $5.4 million, respectively, to these plans. For the nine months ended September 30, 2015 and 2014, we made payments of $9.3 million and $12.0 million, respectively, to these plans. We expect to contribute an additional $3.1 million to these plans during the last three months of 2015, for a total of $12.4 million in 2015. We contributed $14.6 million to these plans during the year ended December 31, 2014.

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
There were no transfers among levels of valuations during either the three and nine months ended September 30, 2015 or 2014.

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

We estimated the fair value of our Long-term senior notes as $284.3 million and $285.3 million at September 30, 2015 and December 31, 2014, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million at September 30, 2015 and December 31, 2014.

We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value at September 30, 2015 and December 31, 2014 of our assets and liabilities that are measured at fair value on a recurring basis ($ in millions):

	September 30, 2015		December 31, 2014
	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$2.7	—	$10.5	—
Deferred compensation plan assets	128.9	—	111.2	—
Investments in real estate ventures - fair value	—	150.3	—	113.6
Total assets at fair value	$131.6	150.3	$121.7	113.6

Liabilities
Foreign currency forward contracts payable	$15.2	—	$18.2	—
Deferred compensation plan liabilities	124.5	—	107.9	—
Total liabilities at fair value	$139.7	—	$126.1	—

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We estimate the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. At September 30, 2015, these forward exchange contracts had a gross notional value of $1.86 billion ($968.0 million on a net basis) and were recorded on our Consolidated Balance Sheet as Other current assets of $2.7 million and Other current liabilities of $15.2 million. At December 31, 2014, these forward exchange contracts had a gross notional value of $2.03 billion ($1.19 billion on a net basis) and were recorded on our Consolidated Balance Sheet as Other current assets of $10.5 million and Other current liabilities of $18.2 million.

The revaluations of our foreign currency forward contracts resulted in net losses of $12.5 million and $17.2 million for the three months ended September 30, 2015 and 2014, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for either of the three or nine months ended September 30, 2015 or 2014.

The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $2.7 million asset at September 30, 2015 was comprised of gross contracts with receivable positions of $3.7 million and payable positions of $1.0 million. The $15.2 million liability at September 30, 2015 was comprised of gross contracts with receivable positions of $5.7 million and payable positions of $20.9 million. At December 31, 2014, the $10.5 million asset was comprised of gross contracts with receivable positions of $12.5 million and payable positions of $2.0 million. The $18.2 million liability at December 31, 2014, was comprised of gross contracts with receivable positions of $1.1 million and payable positions of $19.3 million.

Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet at September 30, 2015, as Deferred compensation plan assets of $128.9 million within current assets, long-term Deferred compensation liabilities of $124.5 million, and as a reduction of equity, Shares held in trust, of $6.3 million. This plan was recorded on our Consolidated Balance Sheet at December 31, 2014 as Deferred compensation plan assets of $111.2 million, long-term Deferred compensation liabilities of $107.9 million, and as a reduction of equity, Shares held in trust, of $6.4 million.

Investments in Real Estate Ventures
We report certain direct investments in real estate ventures at fair value. We had $150.3 million and $113.6 million at September 30, 2015 and December 31, 2014, respectively, of direct investments in real estate ventures that were reported at fair value. For these investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reported in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. As discussed in Note 6, Investments in Real Estate Ventures, we estimate the fair value of these investments using NAV per share (or its equivalent), generally a Level 3 input in the fair value hierarchy, provided by investees.

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or nine months ended September 30, 2015 or 2014. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

(10)	Debt

Credit Facility
On February 25, 2015, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion; (2) an extension of the maturity date from October 4, 2018 to February 25, 2020; (3) increases in certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; and (4) a range of pricing from LIBOR plus 1.00% to 2.05%, with pricing as of September 30, 2015 at LIBOR plus 1.00%. Under this new agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.

At September 30, 2015, we had outstanding borrowings under the Facility of $235.0 million and outstanding letters of credit of $19.1 million. At December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $334.7 million and $412.0 million during the three months ended September 30, 2015 and 2014, respectively, and $296.7 million and $392.9 million during the nine months ended September 30, 2015 and 2014, respectively.

The effective interest rates on our Facility were 1.2% and 1.4% for the three months ended September 30, 2015 and 2014, respectively, and 1.1% and 1.2% during the nine months ended September 30, 2015 and 2014.

We remained in compliance with all covenants under our Facility as of September 30, 2015, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.

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

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.8 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $30.5 million and $19.6 million at September 30, 2015 and December 31, 2014, respectively, of which $19.9 million and $14.6 million at September 30, 2015 and December 31, 2014, respectively, was attributable to local overdraft facilities.

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

In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. The following table shows the professional indemnity accrual activity and the related payments made during the nine months ended September 30, 2015 and 2014 ($ in millions):

Accrual Activity
January 1, 2015	$9.2
New claims	2.4
Prior year claims adjustments	0.2
Claims paid	(0.3)
September 30, 2015	$11.5

January 1, 2014	$6.2
New claims	6.8
Prior year claims adjustments	(0.5)
Claims paid	(2.0)
September 30, 2014	$10.5

(12)	Restructuring and Acquisition Charges
There were $18.1 million and $20.8 million of Restructuring and acquisition charges included in Net income during the three and nine months ended September 30, 2015. There were no Restructuring and acquisition charges included in Net income during the three months ended September 30, 2014 and we recognized $41.4 million of Restructuring and acquisition charges for the nine months ended September 30, 2014. Included in Restructuring and acquisition charges for the three and nine months ended September 30, 2015 and nine months ended September 30, 2014 was $12.8 million and $34.5 million, respectively, related to the write-off of indemnification assets that arose from prior period acquisition activity. These charges were offset by the recognition of related previously unrecognized tax benefits of equal amounts in the provision for income taxes, and therefore had no impact on net income. The remaining $8.0 million of expense recognized during the nine months ended September 30, 2015 primarily consisted of (1) acquisition-related costs and (2) lease exit charges. The remaining $6.9 million of expense recognized during the nine months ended September 30, 2014 consisted of (1) severance, (2) lease exit fair value reserve adjustments, and (3) other acquisition and information technology integration costs.

The following table shows the restructuring and acquisition accrual activity, exclusive of the $12.8 million and $34.5 million indemnification asset write-offs in 2015 and 2014, respectively, and the related payments made during the nine months ended September 30, 2015 and 2014 ($ in millions):

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2015	$3.0	—	4.2	0.4	$7.6
Accruals	(0.1)	—	0.2	7.9	8.0
Payments made	(1.9)	—	(2.7)	(4.5)	(9.1)
September 30, 2015	$1.0	—	1.7	3.8	$6.5

	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2014	$3.8	0.4	5.9	0.4	$10.5
Accruals	2.3	—	3.2	1.4	6.9
Payments made	(5.2)	—	(3.7)	(1.6)	(10.5)
September 30, 2014	$0.9	0.4	5.4	0.2	$6.9

We expect that the majority of accrued severance and other accrued acquisition costs will be paid during the fourth quarter of 2015. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2018.

(13) Noncontrolling Interest
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statement of Changes in Equity, whereas changes in amounts attributable to redeemable noncontrolling interests are presented in the following table ($ in millions):

Redeemable noncontrolling interests as of January 1, 2015	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net loss	(0.6)
Impact of exchange rate movements	(1.1)
Redeemable noncontrolling interests as of September 30, 2015	$8.9
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.2 million representing the difference between the redemption value and the carrying value of the acquired interest.

(14) Subsequent Events
The Company announced on October 28, 2015, that its Board of Directors declared a semi-annual cash dividend of $0.29 per share of its common stock. The dividend payment will be made on December 15, 2015, to holders of record at the close of business on November 13, 2015. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

On October 30, 2015, the Company closed on its previously announced acquisition of Oak Grove, now known as Jones Lang LaSalle Multifamily, LLC. The cash consideration payable by the Company's affiliates at closing was equal to $175.0 million from which Oak Grove retired outstanding indebtedness (excluding warehouse loans/lines) and redeemed its preferred unit holders. Oak Grove has the potential to earn future payments based on a five-year earn-out structure tied to performance of the combined platform such that total consideration payable could be up to $300.0 million. The expected total consideration payable pursuant to the Agreement and Plan of Merger is approximately $260.0 million. Refer to Note 5, Business Combinations, for additional details regarding this transaction.

Subsequent to September 30, 2015, the Company also acquired Guardian Property Asset Management, the Dublin-based residential agency. The acquisition further expands JLL’s market-leading service offering in Ireland and continues the broader international expansion of its residential real estate services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2015, and Jones Lang LaSalle's ("JLL," which may also be referred to as "the Company" or as "the Firm," "we," "us" or "our") audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report on Form 10-K.

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

A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2015.

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

Quarterly Income Tax Provision
Our fiscal year estimated effective tax rate is based on estimates that are updated each quarter. For the nine months ended September 30, 2015, our pre-tax income included restructuring and acquisition charges of $12.8 million related to the write-off of an indemnification asset that arose from prior period acquisition activity. The effect of this on net income was offset by the recognition of a related previously unrecognized tax benefit of an equal amount as previously disclosed in our 2014 Annual

Report on Form 10-K. Excluding the offset of this write-off on our provision for income taxes, our effective tax rate for the nine months ended September 30, 2015 and our forecasted tax rate for 2015 is approximately 25.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.

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

Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our Real Estate Services ("RES") businesses increase the variability of the revenue we recognize that relates to the size and timing of our clients' transactions. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.

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

A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2015 and 2014 are not indicative of the results expected to be obtained for the full fiscal year.

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

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
In order to provide more meaningful year-over-year comparisons of our reported results, we have included in the table below both the U.S. dollar and local currency movements in the Consolidated Statements of Comprehensive Income.

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$417.8	368.1	49.7	14%	19%
Capital Markets & Hotels	223.7	192.9	30.8	16%	26%
Property & Facility Management (1)	270.7	259.6	11.1	4%	14%
Project & Development Services (1)	125.9	112.6	13.3	12%	21%
Advisory, Consulting and Other	115.0	105.1	9.9	9%	19%
LaSalle	134.2	142.3	(8.1)	(6%)	3%
Total firm fee revenue	$1,287.3	1,180.6	106.7	9%	17%
Gross contract costs	214.0	185.4	28.6	15%	30%
Total firm revenue	$1,501.3	1,366.0	135.3	10%	19%
Compensation, operating and administrative expenses excluding gross contract costs	$1,122.3	1,031.1	91.2	9%	17%
Gross contract costs	214.0	185.4	28.6	15%	30%
Depreciation and amortization	26.6	22.0	4.6	21%	26%
Restructuring and acquisition charges	18.1	—	18.1	n.m.	n.m.
Total operating expenses	$1,381.0	1,238.5	142.5	12%	20%
Operating income	$120.3	127.5	(7.2)	(6%)	5%
Adjusted EBITDA (2)	$190.4	166.8	23.6	14%	22%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs. See Note 3, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information on gross contract costs.
(2) Adjusted EBITDA represents earnings before interest expense net of interest income, income taxes, depreciation and amortization, adjusted for restructuring and acquisition charges. Although adjusted EBITDA and EBITDA are non-GAAP financial measures, they are used extensively by management and are useful to investors and lenders as metrics for evaluating operating performance and liquidity. Adjusted EBITDA is also used in the calculations of certain covenants related to the Firm’s revolving credit facility. However, adjusted EBITDA and EBITDA should not be considered as alternatives to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Because adjusted EBITDA and EBITDA are not calculated under U.S. GAAP, the Firm’s adjusted EBITDA and EBITDA may not be comparable to similarly titled measures used by other companies.

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,103.8	1,004.1	99.7	10%	14%
Capital Markets & Hotels	623.9	492.3	131.6	27%	38%
Property & Facility Management (1)	790.8	762.8	28.0	4%	12%
Project & Development Services (1)	348.5	302.9	45.6	15%	25%
Advisory, Consulting and Other	331.1	306.1	25.0	8%	18%
LaSalle	300.1	276.1	24.0	9%	18%
Total firm fee revenue	$3,498.2	3,144.3	353.9	11%	20%
Gross contract costs	580.0	536.3	43.7	8%	22%
Total firm revenue	$4,078.2	3,680.6	397.6	11%	20%
Compensation, operating and administrative expenses excluding gross contract costs	$3,124.4	2,831.9	292.5	10%	18%
Gross contract costs	580.0	536.3	43.7	8%	22%
Depreciation and amortization	77.1	67.2	9.9	15%	20%
Restructuring and acquisition charges	20.8	41.4	(20.6)	(50%)	(48%)
Total operating expenses	$3,802.3	3,476.8	325.5	9%	18%
Operating income	$275.9	203.8	72.1	35%	48%
Adjusted EBITDA (2)	$437.7	351.2	86.5	25%	33%
(1) Amounts have been adjusted to remove gross contract costs. See Note 3, Revenue Recognition, of the Notes to Consolidated Financial Statements for additional information on gross contract costs.
(2) Adjusted EBITDA represents earnings before interest expense net of interest income, income taxes, depreciation and amortization, adjusted for restructuring and acquisition charges. Although adjusted EBITDA and EBITDA are non-GAAP financial measures, they are used extensively by management and are useful to investors and lenders as metrics for evaluating operating performance and liquidity. Adjusted EBITDA is also used in the calculations of certain covenants related to the Firm’s revolving credit facility. However, adjusted EBITDA and EBITDA should not be considered as alternatives to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Because adjusted EBITDA and EBITDA are not calculated under U.S. GAAP, the Firm’s adjusted EBITDA and EBITDA may not be comparable to similarly titled measures used by other companies.

Adjusted operating income excludes the impact of restructuring and acquisition charges. “Adjusted operating income margin” is calculated by dividing adjusted operating income by fee revenue. Below are reconciliations of revenue and operating expenses to fee revenue and fee-based operating expenses, as well as adjusted operating income margin calculations, for the three and nine months ended September 30, 2015 and 2014.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$1,501.3	$1,366.0	$4,078.2	$3,680.6
Gross contract costs	(214.0)	(185.4)	(580.0)	(536.3)
Fee revenue	$1,287.3	$1,180.6	$3,498.2	$3,144.3

Operating expenses	$1,381.0	$1,238.5	$3,802.3	$3,476.8
Gross contract costs	(214.0)	(185.4)	(580.0)	(536.3)
Fee-based operating expenses	$1,167.0	$1,053.1	$3,222.3	$2,940.5

Operating income	$120.3	$127.5	$275.9	$203.8

Add:
Restructuring and acquisition charges (1)	18.1	(2.2)	20.8	39.2
Adjusted operating income	$138.4	$125.3	$296.7	$243.0

Adjusted operating income margin	10.8%	10.6%	8.5%	7.7%
(1) Restructuring and acquisition charges for the three and nine months ended September 30, 2014 presented in the table above includes a pre-tax benefit of $2.2 million associated with acquisition-related activity that was presented within Operating, administrative and other expenses in the Consolidated Statements of Comprehensive Income for those periods.

Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$113.2	$104.7	$247.9	$193.2
Add:
Interest expense, net of interest income	6.8	7.4	20.4	21.7
Provision for income taxes	25.7	34.9	71.5	29.9
Depreciation and amortization	26.6	22.0	77.1	67.2
EBITDA	$172.3	$169.0	$416.9	$312.0
Add:
Restructuring and acquisition charges (1)	18.1	(2.2)	20.8	39.2
Adjusted EBITDA	$190.4	$166.8	$437.7	$351.2
(1) Restructuring and acquisition charges for the three and nine months ended September 30, 2014 presented in the table above includes a pre-tax benefit of $2.2 million associated with acquisition-related activity that was presented within Operating, administrative and other expenses in the Consolidated Statements of Comprehensive Income for those periods.

In the third quarter of 2015, fee revenue was $1.3 billion, a 17% increase in local currency from 2014. Growth was broad-based across geographic and services segments. Our Capital Markets & Hotels business revenue increased 26% in local currency, from $192.9 million to $223.7 million, and was led by EMEA up 35% to $110.3 million and Asia Pacific up 48% to $38.5 million. In the capital markets across the globe, real estate investment continued to move higher during the first three quarters of 2015 with transactional volumes up 13%, excluding the impact of foreign exchange rate fluctuations, against the same period in 2014. Growth in our Leasing business, which increased $49.7 million, or 19% in local currency outperformed the market, which realized a 12% quarter over quarter increase in gross absorption. Our Leasing revenue growth was led by Americas up 17% to $296.9 million, but with increases of at least 19% in local currency from prior year in the other Real Estate Services segments. Overall, increases in transactional revenue reflect our services to both investors and occupiers in markets supported by continued growth in real estate investment from low interest rates and high investor demand.

Project & Development Services fee revenue increased $13.3 million, or 21% in local currency, to $125.9 million, driven by increases of 15% or greater from prior year in each geographic segment. Converting new assignments and expansions of existing mandates to growth, our Property & Facility Management fee revenue, most of which is derived from multi-year contracts and customer relationships, was up 14% in local currency to $270.7 million. The growth in Property & Facility Management fee income was led by Asia Pacific, up 18% in local currency and Americas, up 16% in local currency.

LaSalle Investment Management (“LaSalle”) advisory fees grew 7% in local currency to $60.7 million, which along with incentive fees of $68.5 million and transaction fees of $5.0 million contributed to a total revenue increase for LaSalle of 3% in local currency against the third quarter of 2014, which realized over 100% revenue growth from the comparable period of 2013. LaSalle continued to successfully raise and deploy capital, with $838 million in equity raised during the third quarter of 2015 and $3.8 billion year-to-date, increasing assets under management to $57.2 billion as of September 30, 2015.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.2 billion for the third quarter, compared with $1.1 billion last year, an increase of 19% in local currency. Current period expenses were impacted by continued platform investments in technology for our clients and in support of the growing business. Operating income, adjusted for restructuring and acquisition charges (“adjusted operating income”), was $138.4 million for the third quarter of 2015, compared with $125.3 million for the third quarter of 2014. Adjusted EBITDA includes equity earnings, in addition to excluding the impact of depreciation and amortization from adjusted operating income and totaled $190.4 million for the three months ended September 30, 2015 compared with $166.8 million last year. Adjusted EBITDA margins calculated on a fee revenue basis were 14.8% for the third quarter, compared with 14.1% last year.

For the nine months ended September 30, 2015, fee revenue was $3.5 billion, a 20% increase in local currency from 2014. Capital Markets & Hotels revenue increased $131.6 million, or 38% in local currency to $623.9 million, with all three geographic segments up over 30% from last year. Project & Development Services fee revenue increased $45.6 million, or 25% in local currency to $348.5 million, with all three geographic segments up over 15% from last year, led by Asia Pacific up 31% in local currency and EMEA up 30% in local currency. Advisory, Consulting and Other revenue increased $25.0 million, or 18% in local currency to $331.1 million. Leasing revenue increased $99.7 million, or 14% in local currency to $1.1 billion. LaSalle advisory fees grew 11% in local currency to $181.3 million, which along with incentive fees of $99.3 million and transaction fees of $19.5 million contributed to a total revenue increase for LaSalle of 18% in local currency, excluding equity earnings which increased to $57.6 million from $40.4 million.

Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $3.2 billion for the first nine months of 2015, compared with $2.9 billion last year, an increase of 17% in local currency. Adjusted operating income was $296.7 million for the nine months ended September 30 2015, compared with $243.0 million for the same period of 2014. Adjusted EBITDA totaled $437.7 million for the nine months ended September 30, 2015 compared with $351.2 million last year. Adjusted EBITDA margins calculated on a fee revenue basis were 12.5% for the nine months ended September 30, 2015, compared with 11.2% last year.

Net interest expense for the three months ended September 30, 2015 decreased $0.6 million to $6.8 million compared to the third quarter of 2014 and for the nine months ended September 30, 2015 was $20.4 million, down from $21.7 million for the comparable prior period, primarily due to lower average borrowings. The effective tax rate for the three and nine months ended September 30, 2015, excluding the impact related to an indemnification asset write-off of $12.8 million, was 25.4%, which represents our estimated effective tax rate for full-year 2015 and is consistent with our effective tax rate for the year ended December 31, 2014. The $12.8 million indemnification asset written off during the quarter ended September 30, 2015 arose from prior period acquisition activity; this write-off was offset by the recognition of a related and previously unrecognized tax benefit of an equal amount in the provision for income taxes. Therefore, such activity had no impact on net income.

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

Americas - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$296.9	256.2	40.7	16%	17%
Capital Markets & Hotels	74.9	72.2	2.7	4%	5%
Property & Facility Management (1)	117.5	106.1	11.4	11%	16%
Project & Development Services (1)	63.4	57.2	6.2	11%	15%
Advisory, Consulting and Other	34.5	30.1	4.4	15%	17%
Equity earnings	4.5	(0.8)	5.3	n.m.	n.m.
Total segment fee revenue	$591.7	521.0	70.7	14%	16%
Gross contract costs	52.2	60.6	(8.4)	(14%)	(3%)
Total segment revenue	$643.9	581.6	62.3	11%	14%
Compensation, operating and administrative expenses excluding gross contract costs	$514.5	461.3	53.2	12%	14%
Gross contract costs	52.2	60.6	(8.4)	(14%)	(3%)
Depreciation and amortization	15.6	11.7	3.9	33%	35%
Total operating expenses	$582.3	533.6	48.7	9%	13%
Operating income	$61.6	48.0	13.6	28%	29%
Adjusted EBITDA	$77.2	59.7	17.5	29%	30%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$790.7	694.4	96.3	14%	15%
Capital Markets & Hotels	226.2	172.5	53.7	31%	32%
Property & Facility Management (1)	345.2	315.4	29.8	9%	13%
Project & Development Services (1)	176.5	153.2	23.3	15%	19%
Advisory, Consulting and Other	94.4	85.1	9.3	11%	13%
Equity earnings	5.4	0.4	5.0	n.m.	n.m.
Total segment fee revenue	$1,638.4	1,421.0	217.4	15%	17%
Gross contract costs	158.0	152.9	5.1	3%	14%
Total segment revenue	$1,796.4	1,573.9	222.5	14%	17%
Compensation, operating and administrative expenses excluding gross contract costs	$1,448.9	1,270.8	178.1	14%	16%
Gross contract costs	158.0	152.9	5.1	3%	14%
Depreciation and amortization	46.5	38.5	8.0	21%	22%
Total operating expenses	$1,653.4	1,462.2	191.2	13%	16%
Operating income	$143.0	111.7	31.3	28%	27%
Adjusted EBITDA	$189.5	150.2	39.3	26%	25%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

In our Americas business, fee revenue for the quarter ended September 30, 2015 was $591.7 million, an increase of $70.7 million, or 16% in local currency, from 2014. For the year-to-date period, fee revenue was $1.6 billion, up $217.4 million or 17% in local currency. Revenue growth was broad-based and led by Leasing, which was up 17% in the quarter and 15% year to date in local currency, driven by performance in a majority of our U.S. markets, including New York, Los Angeles and Atlanta. On a fee revenue basis, Project & Development Services revenue grew 15% in the quarter and 19% year to date. Property & Facility Management revenue rose 16% in the quarter and 13% year to date compared to prior year resulting from new client wins and expansions of existing mandates. Capital Markets & Hotels revenues were up 5% in the quarter against the third quarter of 2014, which had increased 55% over the comparable period of 2013. On a year to date basis, Capital Markets & Hotels was up 32%, resulting from growth in U.S. markets such as the Northwest, Washington, D.C. and Boston.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $530.2 million for the quarter, up 15% in local currency from last year, and $1.5 billion year to date, up 16% in local currency, largely supporting higher current period revenue activity, but also reflecting investments in technology to support our clients and our platform to support the growing business. Operating income was $61.6 million for the quarter compared with $48.0 million in 2014, and was $143.0 million for the year-to-date compared with $111.7 million in 2014. Adjusted EBITDA was $77.2 million for the quarter compared with $59.7 million last year, and was $189.5 million for the year to date compared with $150.2 million in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 13.0% for the three months ended September 30, 2015 compared with 11.5% for the comparable period in 2014, but were 11.6% for the year to date compared with 10.6% in 2014.

EMEA - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$72.4	66.6	5.8	9%	23%
Capital Markets & Hotels	110.3	90.8	19.5	21%	35%
Property & Facility Management (1)	53.8	58.8	(5.0)	(9%)	3%
Project & Development Services (1)	40.7	35.8	4.9	14%	27%
Advisory, Consulting and Other	55.7	46.2	9.5	21%	35%
Equity earnings	—	—	—	n.m.	n.m.
Total segment fee revenue	$332.9	298.2	34.7	12%	25%
Gross contract costs	114.1	70.4	43.7	62%	86%
Total segment revenue	$447.0	368.6	78.4	21%	37%
Compensation, operating and administrative expenses excluding gross contract costs	$299.7	275.6	24.1	9%	22%
Gross contract costs	114.1	70.4	43.7	62%	86%
Depreciation and amortization	6.8	6.3	0.5	8%	18%
Total operating expenses	$420.6	352.3	68.3	19%	34%
Operating income	$26.4	16.3	10.1	62%	89%
Adjusted EBITDA	$33.2	22.6	10.6	47%	69%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$185.9	188.3	(2.4)	(1%)	14%
Capital Markets & Hotels	298.7	238.6	60.1	25%	42%
Property & Facility Management (1)	156.4	171.2	(14.8)	(9%)	4%
Project & Development Services (1)	111.3	98.5	12.8	13%	30%
Advisory, Consulting and Other	160.8	144.6	16.2	11%	26%
Equity earnings	0.7	—	0.7	n.m.	n.m.
Total segment fee revenue	$913.8	841.2	72.6	9%	24%
Gross contract costs	276.0	234.9	41.1	17%	38%
Total segment revenue	$1,189.8	1,076.1	113.7	11%	27%
Compensation, operating and administrative expenses excluding gross contract costs	$840.0	787.7	52.3	7%	21%
Gross contract costs	276.0	234.9	41.1	17%	38%
Depreciation and amortization	18.1	17.3	0.8	5%	18%
Total operating expenses	$1,134.1	1,039.9	94.2	9%	25%
Operating income	$55.7	36.2	19.5	54%	85%
Adjusted EBITDA	$73.8	53.5	20.3	38%	63%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

EMEA's fee revenue performance during the third quarter and first nine months of 2015 was substantially higher in local currencies than in U.S. dollars due to the continued strength of the U.S. dollar against European currencies in 2015 compared with 2014.

EMEA's fee revenue was $332.9 million for the third quarter, $913.8 million year to date, up 25% and 24%, respectively, in local currency from 2014; growth was broad-based across geographies and service lines. Revenue growth was driven by Capital Markets & Hotels, up 35% in the quarter and 42% year to date in local currency, across European investment markets, particularly in the United Kingdom, Germany and France. Advisory, Consulting and Other revenue was up 35% in the quarter and 26% year to date. Project & Development Services fee revenue performance, up 27% in the quarter and 30% year to date, was the result of continued growth and expansion of our Tetris fit-out business, which completed acquisitions in the United Kingdom and Germany during the quarter. Leasing revenue in EMEA was up 23% in the quarter and 14% year to date.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $306.5 million for the quarter, $858.1 million year to date, up 22% and 21%, respectively, in local currency from last year, largely supporting higher current period revenue activity. Operating income was $26.4 million for the quarter compared with $16.3 million in 2014, and was $55.7 million for the year-to-date compared with $36.2 million in 2014. Adjusted EBITDA was $33.2 million for the quarter compared with $22.6 million last year, and was $73.8 million for the year to date compared with $53.5 million in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 10.0% for the three months ended September 30, 2015 compared with 7.6% for the comparable period in 2014, and were 8.1% for the year to date compared with 6.4% in 2014.

Asia Pacific - Real Estate Services

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$48.5	45.3	3.2	7%	19%
Capital Markets & Hotels	38.5	29.9	8.6	29%	48%
Property & Facility Management (1)	99.4	94.7	4.7	5%	18%
Project & Development Services (1)	21.8	19.6	2.2	11%	26%
Advisory, Consulting and Other	24.8	28.8	(4.0)	(14%)	(3%)
Equity earnings	0.2	0.2	—	0%	8%
Total segment fee revenue	$233.2	218.5	14.7	7%	20%
Gross contract costs	47.7	54.4	(6.7)	(12%)	(4%)
Total segment revenue	$280.9	272.9	8.0	3%	15%
Compensation, operating and administrative expenses excluding gross contract costs	$216.6	200.0	16.6	8%	21%
Gross contract costs	47.7	54.4	(6.7)	(12%)	(4%)
Depreciation and amortization	3.7	3.4	0.3	9%	15%
Total operating expenses	$268.0	257.8	10.2	4%	16%
Operating income	$12.9	15.1	(2.2)	(15%)	6%
Adjusted EBITDA	$16.6	16.2	0.4	2%	22%
(1) Amounts have been adjusted to remove gross contract costs.

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Leasing	$127.2	121.4	5.8	5%	14%
Capital Markets & Hotels	99.0	81.2	17.8	22%	37%
Property & Facility Management (1)	289.2	276.2	13.0	5%	15%
Project & Development Services (1)	60.7	51.2	9.5	19%	31%
Advisory, Consulting and Other	75.9	76.4	(0.5)	(1%)	9%
Equity losses	0.2	0.1	0.1	n.m.	92%
Total segment fee revenue	$652.2	606.5	45.7	8%	18%
Gross contract costs	146.0	148.5	(2.5)	(2%)	5%
Total segment revenue	$798.2	755.0	43.2	6%	16%
Compensation, operating and administrative expenses excluding gross contract costs	$607.7	564.6	43.1	8%	18%
Gross contract costs	146.0	148.5	(2.5)	(2%)	5%
Depreciation and amortization	10.9	9.9	1.0	10%	20%
Total operating expenses	$764.6	723.0	41.6	6%	15%
Operating income	$33.6	32.0	1.6	5%	28%
Adjusted EBITDA	$44.5	39.8	4.7	12%	33%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.

Asia Pacific's performance during the third quarter and first nine months of 2015 was significantly higher in local currencies than in U.S. dollars due to the strength of the U.S. dollar, particularly against the Australian dollar and Japanese yen compared with 2014.

Asia Pacific's fee revenue was $233.2 million for the third quarter, $652.2 million year to date, up 20% and 18%, respectively, in local currency from 2014. Revenue growth was driven by Capital Markets & Hotels, up 48% in the quarter and 37% year to date in local currency, outperforming market volumes in each period. Leasing revenue was up 19% and 14% in the quarter and year to date, respectively, in local currency and was driven by domestic demand for high quality space, particularly in Australia, China, India and Hong Kong. Property & Facility Management fee revenue was up 18% in the quarter and 15% year to date in local currency, most of which is derived from multi-year contracts and customer relationships. Growth in the region was led by Australia, India and China’s tier one cities, including Beijing and Shanghai.

Fee-based operating expenses, excluding restructuring and acquisition charges, were $220.2 million for the quarter, $618.7 million year to date, up 21% and 18%, respectively, in local currency from last year, largely supporting higher current period revenue activity. Operating income was $12.9 million for the quarter compared with $15.1 million in 2014, and was $33.6 million for the year-to-date compared with $32.0 million in 2014, with the quarter over quarter decrease driven by a $2.2 million acquisition-related adjustment recorded during the third quarter of 2014 within fee-based operating expenses. Adjusted EBITDA was $16.6 million for the quarter compared with $16.2 million last year, and was $44.5 million for the year to date compared with $39.8 million in 2014. Adjusted EBITDA margins calculated on a fee revenue basis were 7.1% for the three months ended September 30, 2015 compared with 7.4% for the comparable period in 2014, but were 6.8% for the year to date compared with 6.6% in 2014.

LaSalle

	Three Months	Three Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Advisory fees	$60.7	60.9	(0.2)	—%	7%
Transaction fees & other	5.0	10.8	(5.8)	(54%)	(50%)
Incentive fees	68.5	70.6	(2.1)	(3%)	8%
Equity earnings	20.7	20.1	0.6	3%	4%
Total segment revenue	$154.9	162.4	(7.5)	(5%)	3%
Compensation, operating and administrative expenses	$91.5	94.2	(2.7)	(3%)	4%
Depreciation and amortization	0.5	0.6	(0.1)	(17%)	7%
Total operating expenses	$92.0	94.8	(2.8)	(3%)	4%
Operating income	$62.9	67.6	(4.7)	(7%)	2%
Adjusted EBITDA	$63.4	68.2	(4.8)	(7%)	3%

	Nine Months	Nine Months			% Change
	Ended	Ended	Change in		in Local
($ in millions)	September 30, 2015	September 30, 2014	U.S. dollars		Currency
Advisory fees	$181.3	176.8	4.5	3%	11%
Transaction fees & other	19.5	19.8	(0.3)	(2%)	7%
Incentive fees	99.3	79.5	19.8	25%	38%
Equity earnings	57.6	40.4	17.2	43%	44%
Total segment revenue	$357.7	316.5	41.2	13%	21%
Compensation, operating and administrative expenses	$227.8	208.8	19.0	9%	17%
Depreciation and amortization	1.6	1.5	0.1	7%	12%
Total operating expenses	$229.4	210.3	19.1	9%	17%
Operating income	$128.3	106.2	22.1	21%	30%
Adjusted EBITDA	$129.9	107.7	22.2	21%	30%

LaSalle's total segment revenue, including equity earnings, for the three and nine months ended September 30, 2015 was $154.9 million and $357.7 million, respectively, up 3% and 21% in local currency compared with the same periods in 2014. By comparison, total segment revenue realized by LaSalle for the three months ended September 30, 2014 was up 121% in local currency over the same period in 2013. Advisory fees for the three and nine months ended September 30, 2015 were $60.7 million and $181.3 million, respectively, increases of 7% and 11% in local currency from comparable periods in 2014. Also included in LaSalle's 2015 total segment revenues were $68.5 million of incentive fees in the quarter, $99.3 million year to date, driven by mature funds in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate asset holdings as the funds near the end of their stated investment periods. LaSalle equity earnings were $20.7 million and $57.6 million for the three and nine months ended September 30, 2015, respectively, up 4% and 44% on a local currency basis compared with the same periods in 2014. Equity earnings activity during 2015 was driven by valuation gains for investments reported at fair value as well as gains realized on the sale of assets from legacy investments.

Operating expenses for LaSalle were $92.0 million for the quarter compared to $94.8 million for the same period in 2014 and $229.4 million for the nine months ended September 30, 2015 as compared to $210.3 in 2014. The fluctuations in operating expenses were primarily driven by compensation and benefits related to incentive and transaction fees and the timing and amounts recognized thereof. LaSalle's operating income was $62.9 million for the quarter, compared with $67.6 million in the third quarter of 2014, and $128.3 million year to date, compared with $106.2 million last year, increases of 2% and 30%, respectively, in local currency. Adjusted EBITDA was $63.4 million for the quarter, compared with $68.2 million last year, and $129.9 million year to date, up from $107.7 million in 2014. Adjusted EBITDA margin on segment revenue was 40.9% in the quarter compared with 42.0% in 2014, and 36.3% year to date compared with 34.0% last year.

LaSalle's capital raising momentum continued with $838 million of equity commitments raised during the third quarter of 2015 and $3.8 billion for the year to date. Assets under management were $57.2 billion as of September 30, 2015, compared with $56.0 billion as of June 30, 2015, $53.6 billion at December 31, 2014 and $53.0 billion as of September 30, 2014. The net increase in assets under management in the quarter resulted from $2.5 billion of acquisitions and takeovers, $1.7 billion of dispositions and withdrawals, $0.7 billion of net valuation decreases and $1.1 billion of net foreign currency increases.

Consolidated Cash Flows

Cash Flows from Operating Activities
During the nine months ended September 30, 2015, we used $18.2 million of cash for operating activities, compared with $42.4 million provided by operating activities in the first nine months of 2014. The majority of annual incentive compensation accrued at year-end is paid in the first quarter of the following year, and was one of the primary cash uses for operating activities for the first nine months of both years. In addition to the impact from a year-over-year increase in payments of incentive compensation reflecting improved operating performance, the year-over-year increase in cash used for operating activities was also due to an increase in working capital required to support the 11% year-over-year increase in total revenue. Partially offsetting the aforementioned drivers of the year-over-year increase in cash used for operating activities was the impact of growth and increased profitability in our business, as evidenced by a $54.6 million year-over-year increase in net income.

Cash Flows from Investing Activities
We used $184.5 million of cash for investing activities in the first nine months of 2015, a $73.0 million year-over-year increase from the $111.5 million used for investing activities in the first nine months of 2014. We spent $102.9 million on business acquisitions in the first nine months of 2015, a $78.7 million year-over-year increase compared to 2014. Also contributing to the year-over-year increase in cash used in investing activities was a net $14.9 million year-over-year increase in our investment in real estate ventures, representing capital distributions received, net of capital contributions made. Partially offsetting the aforementioned increases was a $15.2 million year-over-year decrease in net capital additions due mainly to a $22.8 million decrease in property acquisitions and capital expenditures completed by a consolidated variable interest entity ("VIE"). The same consolidated VIE sold a property in 2015, realizing $6.8 million of proceeds, compared to $1.3 million of similar activity in 2014.

Cash Flows from Financing Activities
Financing activities provided $160.2 million of cash in the first nine months of 2015, a $77.4 million year-over-year increase from the $82.8 million provided by financing activities in the first nine months of 2014. This increase was primarily due to a year-over-year increase in net borrowings under our credit facility (the "Facility") and other obligations of $134.9 million. Partially offsetting this increase was (1) a $22.1 million decrease in cash flows, from net proceeds of $18.3 million in 2014 compared to net payments of $3.8 million in 2015, related to mortgage loans of a consolidated VIE, (2) a $15.9 million decrease in cash flows, from net contributions of $9.4 million in 2014, compared to net distributions of $6.5 million in 2015, attributable to noncontrolling interests, (3) payments of debt issuance costs of $7.3 million in 2015 with no corresponding activity in 2014, and (4) an $11.2 million increase in payments of deferred business acquisition obligations, which aggregated to $48.8 million in 2015 compared to $37.6 million in 2014.

Liquidity and Capital Resources
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.

Credit Facility
On February 25, 2015, we amended and expanded our Facility to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility is scheduled to mature on February 25, 2020. At September 30, 2015, we had outstanding borrowings under the Facility of $235.0 million and outstanding letters of credit of $19.1 million. At December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $334.7 million and $412.0 million during the three months ended September 30, 2015 and 2014, respectively, and $296.7 million and $392.9 million during the nine months ended September 30, 2015 and 2014, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.8 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations and local overdraft facilities) of $30.5 million and $19.6 million at September 30, 2015 and December 31, 2014, respectively, of which $19.9 million and $14.6 million at September 30, 2015 and December 31, 2014, respectively, were attributable to local overdraft facilities.

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

Co-Investment Activity
As of September 30, 2015, we had total investments of $311.8 million in approximately 50 separate property or fund co-investments. Excluding amounts attributable to an equity method investment held by a consolidated VIE in which we hold no direct equity ownership interests, fundings exceeded returns of capital by $1.1 million for the nine months ended September 30, 2015, while returns of capital exceeded fundings by $17.1 million for the nine months ended September 30, 2014. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.

See Note 6, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. At September 30, 2015, we had 1,563,100 shares that we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2014 or in the first nine months of 2015 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.

The Company announced on October 28, 2015, that its Board of Directors declared a semi-annual cash dividend of $0.29 per share of its common stock. The dividend payment will be made on December 15, 2015, to holders of record at the close of business on November 13, 2015. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2015 and 2014 were $88.5 million and $103.7 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the nine months ended September 30, 2015 and 2014 are $0.9 million and $23.7 million, respectively, of property acquisitions and capital expenditures made by a consolidated VIE (see Note 6, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments).

Business Acquisitions
During the nine months ended September 30, 2015, we paid (1) $102.9 million for business acquisitions that included 12 new acquisitions and (2) $48.8 million for deferred acquisition obligations and contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $86.6 million on our Consolidated Balance Sheets at September 30, 2015. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. At September 30, 2015, we had the potential to make earn-out payments for a maximum of $84.9 million on 21 acquisitions that are subject to the achievement of certain performance conditions. We anticipate that the majority of these earn-out payments will come due at various times over the next four years, assuming the achievement of the applicable performance conditions. We have accrued $57.9 million on our Consolidated Balance Sheet within Other current and long-term liabilities at September 30, 2015.

On October 30, 2015, the Company closed on its previously announced acquisition of Oak Grove, now known as Jones Lang LaSalle Multifamily, LLC. The cash consideration payable by the Company's affiliates at closing was equal to $175.0 million from which Oak Grove retired outstanding indebtedness (excluding warehouse loans/lines) and redeemed its preferred unit holders. Oak Grove has the potential to earn future payments based on a five-year earn-out structure tied to performance of the combined platform such that total consideration payable could be up to $300.0 million. The expected total consideration payable pursuant to the Agreement and Plan of Merger is approximately $260.0 million. Refer to Notes to Consolidated Financial Statements (Unaudited), Note 5, Business Combinations, for additional details regarding this transaction.

We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe that our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2015 and December 31, 2014, we had total cash and cash equivalents of $193.5 million and $250.4 million, respectively, of which approximately $172.1 million and $222.0 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries aggregated to approximately 5% of our total assets at September 30, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to other like-investment vehicles and direct investments for future fundings of co-investments, totaling a maximum of $167.2 million as of September 30, 2015. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.

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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the Facility, which we amended and expanded on February 25, 2015 to increase our borrowing capacity from $1.2 billion to $2.0 billion. The Facility consists of revolving credit that is available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $334.7 million and $296.7 million for the three and nine months ended September 30, 2015 with an effective interest rate of 1.2% and 1.1% for the three and nine months ended September 30, 2015. We had $235.0 million outstanding under the Facility and outstanding letters of credit of $19.1 million at September 30, 2015. The Facility bears a variable rate of interest based on market rates.

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

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2014 or the first nine months of 2015, and we had no such agreements outstanding at September 30, 2015.

Foreign Exchange
Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 57% and 59% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively. Operating in international markets means that we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% of revenue for both of the nine months ended September 30, 2015 and 2014, respectively) and the euro (12% and 13% of revenue for the nine months ended September 30, 2015 and 2014, respectively).

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

To show the impact that foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of

Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended September 30, 2015, our total firm revenue increased 10% in U.S. dollars and 19% in local currency and our operating income decreased 6% in U.S. dollars and increased 5% in local currency. On a year-over-year basis, for the nine months ended September 30, 2015, our total firm revenue increased 11% in U.S. dollars and 20% in local currency and our operating income increased 35% in U.S. dollars and 48% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. At September 30, 2015, we had forward exchange contracts in effect with a gross notional value of $1.86 billion ($968.0 million on a net basis) and a net fair value loss of $12.5 million. This net carrying loss is offset by a carrying gain associated with intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2015, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Gregory P. O'Brien
Chief Executive Officer, Americas

Christian Ulbrich
Chief Executive Officer, Europe, Middle East and Africa

Additional Global Corporate Officers

Louis F. Bowers
Controller

Charles J. Doyle
Chief Marketing and Communications Officer

Bryan J. Duncan
Treasurer

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2015.

JONES LANG LASALLE INCORPORATED

/s/ Christie B. Kelly

By: Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
10.1
Jones Lang LaSalle Incorporated Amended and Restated Stock Award and Incentive Plan, marked to show the changes made from the previous version of such Plan (Incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K dated July 20, 2015)

10.2	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program (Incorporated by reference to Exhibit 10.2 to the Periodic Report on Form 8-K dated July 20, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (2) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (3) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2015 (Unaudited), (4) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited), and (5) Notes to Consolidated Financial Statements (Unaudited).

*Filed herewith