Form 10-K
period 2015-12-31
JONES LANG LASALLE INC
filed 2016-02-25
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2015 Commission File Number 1-13145
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [    ] No [ X ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ X ] No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ X ] Accelerated filer [    ] Non-accelerated filer [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 1, 2015 was $7,705,853,898.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 22, 2016 was 45,085,160.
Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
COMPANY OVERVIEW
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," the "Company" or the "Firm") was incorporated in 1997. Our common stock is listed on The New York Stock Exchange under the symbol "JLL."
We are a Fortune 500 financial and professional services firm specializing in real estate. We offer comprehensive integrated services on a local, regional, and global basis to owner, occupier, investor, and developer clients seeking increased value by owning, occupying, or investing in real estate. We have more than 280 corporate offices worldwide from which we provide services to clients in more than 80 countries. We have over 60,000 employees, including 32,700 employees whose costs our clients reimburse. Our issuer and senior unsecured ratings are investment grade: BBB+ (stable outlook) from Standard & Poor’s Ratings Services ("S&P") and Baa2 (positive outlook) from Moody’s Investors Service, Inc. ("Moody’s").
Over the ten years ended December 31, 2015, the fee revenue of the Firm has grown at a 14% compound annual growth rate. We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of strategic acquisitions and mergers. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. We began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968).
We use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. JLL is a registered trademark in the countries in which we do business, as is our logo:
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
LaSalle Investment Management, which uses LaSalle as its principal trading name, is a wholly-owned member of the Jones Lang LaSalle Incorporated group and our fourth business segment. LaSalle is one of the world's largest and most diversified real estate investment management firms. Over the ten years ended December 31, 2015, the assets under management have grown from $30.0 million to $56.4 billion, a 6.5% compound annual growth rate. LaSalle is a registered trademark in the countries in which we conduct business, as is our logo:
In 2015, we generated record-setting fee revenue of $5.2 billion across our four business segments, a 17% increase over 2014 in local currency. We believe we remain well-positioned to take advantage of the opportunities in a consolidating industry and to navigate successfully the dynamic and challenging markets in which we compete worldwide.
We are proud to be a preferred provider of global real estate services, an employer of choice, a consistent winner of industry awards, and a valued partner to the largest and most successful companies and institutions in the global marketplace.
For discussion of our segment results, please see "Results of Operations" and "Market Risks" within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, in the Notes to Consolidated Financial Statements.

Awards
We won numerous awards with respect to 2015, reflecting the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:

•	World’s Best Property Consultancy, International Property Awards Grand Final 2015

•	Best Consultancy in Asia, International Property Awards Grand Final 2015

•	Global Real Estate Company of the Year (LaSalle), Estates Gazette

•	Core Property Manager of the Year (LaSalle), Professional Pensions

•	Pan-European Property Manager of the Year (LaSalle), Professional Pensions

•	Japan Firm of the Year (LaSalle), 2015 Global PERE Awards

•	For the eighth consecutive year, one of the World's Most Ethical Companies, the Ethisphere Institute

•	100 Best Corporate Citizens (#20), CR Magazine

•	For the seventh consecutive year, one of the Global Outsourcing 100 - International Association of Outsourcing Professionals

•	World’s Most Admired Companies, Fortune Magazine

•	50 Out Front for Diversity Leadership: Best Places for Women & Diverse Managers to Work, Diversity MBA Magazine

•	As having a perfect score on the Human Rights Campaign Foundation's 2015 Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBT workplace equality

•	As a Winning "W" Company and were listed on the 2020 Honor Roll by the 2020 Women on Boards

•	As having one of the Best Law Departments in the US real estate industry, by The Legal 500

•	One of the Best Places to Work by a number of local publications world-wide

•	2015 Energy Star Sustained Excellence Award by the U.S. Environmental Protection Agency

•	Energy Star Climate Communications Award, U.S. Environmental Protection Agency

•	Excellence in Global Corporate Governance, India Institute of Directors
Services and Clientele
The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Occupiers)	Strategic Consulting and Advisory Services
Investment Management	Tenant Representation
Lease Administration	Transaction Management
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services
We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (in alphabetical order):

Critical Environments and Data Centers	Infrastructure Projects
Cultural Facilities	Military Housing
Educational Facilities	Office Properties
Government Facilities	Residential Properties (Individual and Multifamily)
Healthcare and Laboratory Facilities	Retail Properties and Shopping Malls
Hotels and Hospitality Facilities	Sports Facilities
Industrial and Warehouse Properties	Transportation Centers
Individual regions and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions and the strength of the business opportunities we perceive from time to time.

We work for a broad range of clients. They represent a wide variety of industries in markets throughout the world. Our clients vary greatly in size and complexity. They include for-profit and not-for-profit entities of all kinds, public-private partnerships, and governmental ("public sector") entities. Increasingly, we are also offering services to middle-market companies seeking to outsource real estate services. Through LaSalle, we invest for clients on a global basis in publicly traded real estate securities, private real estate assets, and debt obligations. As an example of the breadth and significance of our client base, we provide services to approximately half of the Fortune 500 companies and approximately 75% of the Fortune 100 companies.
We believe our market reach strengthens the long-term value of the enterprise in a number of ways, including by: (1) reducing the potential impact of episodic volatility or disruption in any specific region; (2) enhancing the expertise of our people through knowledge sharing among colleagues across the globe; and (3) allowing us to identify and react to emerging trends and risks quickly.
Distinguishing Attributes
The attributes that enhance our services and distinguish our Firm, some of which we discuss in more detail below under "Competitive Differentiators," include:

•	Our focus on client relationship management as a means to provide superior client service on an increasingly coordinated basis;

•	Our integrated global services platform;

•	The quality and worldwide reach of our industry-leading research function, enhanced by applications of technology and our ability to synthesize complex information into practical advice for clients;

•
Our reputation for consistent and trustworthy service delivery worldwide, as the result of our creation of best practices and by the skills, experience, collaborative nature, and integrity of our people;

•	Our ability to deliver innovative solutions and technology applications to assist our clients in maximizing the value of their real estate portfolios;

•	Our local market knowledge;

•	The strength of our brand and reputation;

•	The strength of our financial position;

•	Our high staff engagement levels;

•	Our efforts to deliver the best possible returns for investment management clients;

•	The quality of our internal governance and enterprise risk management;

•	Our history of delivering strong investment performance for LaSalle clients;

•	The management of our supply chain for the benefit of the project management, facilities and property management, and other services we provide to clients; and

•	Our sustainability leadership agenda, which addresses the long-term financial, environmental and social risks and opportunities for ourselves and our clients.

JLL History and Acquisition Activities
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
Since 2005, we have completed more than 80 acquisitions as part of our global growth strategy. These strategic acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service areas, and further broadened the global platform we make available to our clients. These acquisitions have also increased our presence and product offering globally, and have included acquisitions in the following countries:

Australia	India	Portugal
Brazil	Indonesia	Singapore
Canada	Ireland	South Africa
Dubai	Japan	Spain
Finland	Malaysia	Sweden
France	Netherlands	Turkey
Germany	Philippines	United Kingdom
Hong Kong	Poland	United States
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
Acquisitions from 2012 through 2014
During the period from January 1, 2012 through December 31, 2014, we completed 19 new acquisitions. The entire list of the specific acquisitions is set forth in the About section of our public website.
Acquisitions During 2015
In 2015, we completed 20 new acquisitions that expanded our capabilities in key regional markets as follows:

Acquired Company	Country	Business
Five D	Australia	Facilities management
Propell National Valuers	Australia	Integrated valuations services
HFM	Canada	Commissioning services
CMM Projekt & Office Solutions	Germany	Design and fit-out services
Guardian Property Asset Management	Ireland	Residential agency services
Tansei Mall Management	Japan	Retail property management
Neo-Świat	Poland	Design and fit-out services
AGL	Sweden	Real estate financial advisory
Nextport	Sweden	Tenant representation and relocation management
AVM Partners	Turkey	Retail property management and leasing
Avenue9	United Kingdom	IT consulting for the hotels and hospitality sector
Bluu	United Kingdom	Design and fit-out services
CoR Advisors	United States	Smart-building consulting and solutions
Corrigo	United States	Cloud-based facility management software and services
Cresa South Florida	United States	Tenant representation
Lodgetax	United States	Hotel real estate tax services and consulting
Martin Potts & Associates	United States	Project and construction management services
Oak Grove Capital	United States	Debt financing for multifamily and senior housing
Shelter Bay Retail Group	United States	Retail property management
Wilson Retail Group	United States	Retail brokerage and capital markets
We will continue to consider acquisitions that we believe will strengthen our market positions, expand our service offerings, increase our profitability, and supplement our organic growth.
Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise
Our mission is to deliver exceptional strategic fully-integrated services, best practices, and innovative solutions for real estate owners, occupiers, investors, and developers worldwide. We deliver a combination of services, expertise, and technology applications on an integrated global platform that we own (and do not franchise), the totality of which we believe distinguishes us from our competitors and contributes to service excellence and customer loyalty. While we face high-quality competition in individual markets, we believe the following attributes make us the best choice for clients seeking real estate and investment management services on a worldwide basis:

•	We have the size and scale of resources necessary to deliver the expertise of the Firm wherever clients need it;

•	Our culture of client service, teamwork, and integrity means that we can marshal those resources to deliver the greatest possible value and results;

•	Our "client first" and ethical orientation means that our people focus on how we can best provide what our clients need and want, with integrity and transparency;

•	Our governance and enterprise risk management orientation means that we have built an enterprise that clients can rely on over the long-term;

•
Our strong intellectual capital, our long-term approach to business, and our ability to anticipate, interpret, and respond to the trends influencing our industry sector mean that we are quick and nimble in adapting to new challenges and opportunities in a fast changing world and in helping our clients to do the same.

In their totality, these aspects affirm our commitment to sustaining our business over the long term. We seek to successfully manage the financial, environmental and social risks and opportunities our complex organization faces, and help our clients do the same. Under the new title, Building A Better Tomorrow (sm), during 2016 we will be reorganizing our sustainability communications and strategy globally.
Global Governance Structure
To achieve our mission, we must establish and maintain an enterprise that will sustain itself over the long term for the benefit of all of our stakeholders: clients, shareholders, employees, suppliers and communities, among others. Accordingly, we have committed ourselves to effective corporate governance that reflects best practices and the highest level of business ethics. For a number of years, we have governed the organization through a highly coordinated framework within which decisions are deliberated and corporate authority is derived.
GLOBAL STRATEGIC PRIORITIES
To continue to create on-going value for our clients, shareholders, and employees, both from current and longer-term perspectives, we have identified five strategic priorities, which we call the G5. We have consistently used the G5 approach since 2005. Although we have grown significantly over the past decade, we believe we have a substantial opportunity to continue to grow and prosper by providing our core services within our key markets, whose potential remains large given the global magnitude of commercial and residential real estate, broadly defined. From time to time we may add adjacent services that are not part of our historical core functions, but we intend these to be opportunistic in nature and targeted to individual geographical locations and evolving business opportunities. For example, we successfully expanded the cross-border brokerage of high-end residential properties in London with the 2011 King Sturge merger, followed by the acquisition of W.A. Ellis during 2014 and Guardian in Dublin in 2015. We have expanded the Tetris-branded fit-out business we originally acquired in France and have been introducing it into other countries, including through acquisitions in Portugal in 2014 and in Poland, Germany, and the United Kingdom in 2015. In 2015, we enhanced our service offering for facility management clients by acquiring a cloud-based technology platform called Corrigo.

We regularly re-evaluate whether the G5 continue to be the right priorities for best driving the business forward toward the overall objective of on-going value creation.
G1: Build our Leading Local and Regional Service Operations
Our strength in local and regional markets contributes to the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our more than 280 wholly-owned offices around the world. We continually seek to leverage our established business presence in the world's principal real estate markets to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe these capabilities will continue to fuel our competitive advantage and make us more attractive to current and prospective clients, as well as to revenue-generating employees such as brokers and client relationship managers.
Metrics: During 2015, we completed approximately 35,500 transactions for landlord and tenant clients, a 6% increase over 2014, representing 1.1 billion square feet of space.
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
Metrics: During 2015, we provided corporate facility management services for 1.3 billion square feet of clients' real estate, a 17% increase from 2014. Over the same period, JLL had 137 new business wins, 75 expansions of existing relationships and 35 contract renewals.
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
Metrics: During 2015, we provided capital markets services for $138 billion of client transactions, a 17% increase from 2014.

G4: Strengthen LaSalle Investment Management's Leadership Position
With its integrated global platform, LaSalle is well-positioned to serve institutional investors looking for attractive real estate investment opportunities around the globe. LaSalle also continues to develop its ability to serve individual retail investors, particularly in the U.S. and Japan. LaSalle develops and implements strategies based on a thorough understanding of investor objectives and knowledge of local market risks and rewards. We intend to continue to maintain strong offerings in core products to meet the demand from clients who seek lower risk investments in the most stable and mature real estate markets. In addition, we continue to strengthen our capabilities in value-add, opportunistic and debt strategies to meet the diverse range of our clients' objectives.
Metrics: At the end of 2015, LaSalle had assets under management of $56.4 billion, an increase of 5% over 2014, while raising $5.0 billion of capital.
G5: Connections: Differentiate and Sustain the Organization by Connecting Across the Firm and with Clients and other Stakeholders
Connecting. To create real value and new opportunities for our clients, shareholders, and employees, we regularly work to strengthen and fully leverage the links between our people, service lines, and geographies to better connect with our clients and put the Firm's global expertise and experience to work for them. This includes constantly striving to strengthen our data and analytics capabilities, and to leverage use of the Internet and emerging social media to gather, analyze, and disseminate information that will be useful to our clients, employees, vendors, and other constituencies. Linking our operations effectively to make service delivery more efficient not only serves client needs, it also contributes to our profitability and enhances our ability to identify and manage the enterprise risks inherent in our business.
Differentiating and Sustaining. We also recognize that the value we deliver to our clients, shareholders, employees, and the global community closely relates to our Firm's people, brand, ethics, and technology. As a professional services company, the focus on our people is paramount. Because our human capital contributes strongly to high-quality client service, this includes a focus on areas such as: employee satisfaction; health, safety and well-being; training and career development and rewards and recognition; and diversity and inclusion. Coupled with a strong brand and high ethical standards, our active role as good corporate citizens enables our long-lasting presence. Our use of technology to provide information to our clients and to improve the ability of our people play an undeniable role in maximizing our clients' real estate value, shaping our industry's response to global challenges such as market risk, climate change and urbanization. These values and culture help us embed sustainability principles throughout the enterprise and successfully differentiate us from our competition, therefore ensuring we continue our more than 250-year history.
Metrics: Our Employee Engagement Index, which measures the percentage of survey respondents reporting high levels of engagement with the Firm and their work reached 76% as measured in 2015, up 3 percentage points from 2012, the last time we completed a full survey. Substantially all of the results in the survey improved over 2012 and also were higher than the global norms reported by our independent survey provider.
From Google Analytics, we understand our website received over 20.5 million page views by more than 4.8 million visitors in 2015.
Future Development of the G5
We have committed resources to each of the G5 priorities in past years and expect to continue to do so in the future. This strategy has helped us weather economic downturns, continue to grow market share, expand our services by developing adjacent offerings, and take advantage of new opportunities.
Our strategic review has validated the continued potential for our G5 priorities to drive the long-term sustained growth of our firm and deliver real value to our clients. To derive the full advantage of that potential, we recognize the need to accelerate the development of the G5 to meet the challenges of our dynamic markets and the specific themes we have identified such as globalization and urbanization. We will do this by targeting our efforts and capital resources to:

•	Deploy innovative technology that allows our people to mine the depth of our intellectual property to provide the most sophisticated possible advice and service to our clients.
Examples: HiRise (sm), Blackbird (sm) and RED systems bring digital capabilities for managing real estate needs directly to clients in multiple ways (all available on-line through our public website).

•	Apply best practices in human resources to supply our businesses with well-trained, engaged and diverse employees and create an overall culture that serves to retain our top talent.
Examples: Develop and implement a new electronic learning management system by Human Resources for use globally.

•	Promote an updated and modern brand that fully leverages our digital capabilities and clearly reflects the breadth of our expertise, wisdom, governance and integrity.
Examples: Adapting the JLL and LaSalle names and refreshing their logos; acquiring the rights to the dot jll (.jll) and dot lasalle (.lasalle) top-level domain names.

•	Establish and standardize tools and processes that make our operations highly productive and minimize losses from enterprise risk.
Examples: Implementing significant new document management system for legal and other client documentation in our Corporate Solutions business.
By continuing to invest in the future based on how our strengths can support the needs of our clients, we intend to enhance our position as an industry leader. Although we have validated our fundamental business strategies, each of our businesses continually re-evaluates how it can best serve our clients as their needs change, as technologies and the application of technologies evolve, and as real estate markets, credit markets, economies, and political environments exhibit changes, which in each case may be dramatic and unpredictable.
STRATEGY 2020: OUR FUTURE ORIENTATION
During 2015, we continued to implement our Strategy 2020, which we first launched to identify specific business and operational strategies we believe will best drive the continued success of the G5 priorities over the longer term. They include:

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
As a professional services organization, the principal capitals we deploy are (1) human resources enabled by (2) intellectual property in the form of market knowledge, technology, innovation, and a reputation for quality, expertise, and integrity that is reflected by the strength of our brand, and (3) financial resources. Our Strategy 2020 review confirmed that the historical approach we have taken to our business should sustain us in the future. We believe there is ample room for growth within our core markets and competencies without having to resort to particularly different business lines to continue to grow and prosper as a business organization. We will, however, maintain an open mind about moving into adjacent businesses where local teams identify specific opportunities, as our clients and industry evolve, and as new technologies develop that could support our business.
We also believe that our historical approach to growth through a combination of organic development of talent and opportunistic acquisitions continues to be the best overall approach for us. Our business model has natural risk mitigation benefits derived from the diversity of our geographic presence, asset classes served, and complementary service lines. This diversity also provides revenue streams that have both short-term transactional and longer-term annuity characteristics.
During 2015, we continued to devote significant efforts and resources to implement our 2020 strategies and priorities through the deployment of cross-functional workstreams that have engaged our leadership globally. We expect these workstreams to continue for the foreseeable future and we have put a mechanism in place for both our Board of Directors and our Global Executive Board to monitor and influence their progress on a regular basis.

Our Strategy 2020 identified particular challenges we will need to confront to successfully achieve its goals:

•
In terms of our financial capital, we recognize the challenge of maintaining healthy short-term profit margins while continuing to invest in the further growth of the business. As there is constant fee pressure from our clients that is inherent in a competitive professional services environment, we need to continue to find new ways to increase the productivity of our people so that we can drive higher revenue per person. Additional productivity can be derived by improved application of technology, by continuous process improvements, and through increased staff well-being and training and development, among other techniques.

Example: We now report revenues per professional in our quarterly operating reviews to senior management.

•
In terms of our human capital, we recognize that our investments in talent will continue to be a primary method of creating long-term value and that continuing business growth will necessitate the growth and increased flexibility and diversity of our workforce. This can be a challenge, particularly in emerging markets, where the available pool of talent does not necessarily have the skill sets we need. Consequently, we may need to establish our own training programs beyond what is typically required for companies in developed markets. Increased reliance on third-party suppliers may create challenges in terms of due diligence, performance management, and ensuring that third-party personnel have the same level of commitment and integrity as we demand from our own people. In developed markets, the challenge of growing a workforce with the requisite skill sets can be frustrated by the targeted efforts of competitors to hire away our people, including sometimes by offering above-market compensation.

Example: We now report diversity statistics in our quarterly operating reviews to senior management.

•
In terms of our intellectual capital, we recognize the challenge of continuing to identify innovations through which we can provide increasingly valuable services to our clients, including as the result of developing, identifying, and successfully applying new technologies to our business processes. We also must confront the challenges inherent in managing and mining the significant data in our systems so that it can be made useful to our people and maximized in terms of our ability to analyze it in a sophisticated way for the benefit of our clients. As we develop our intellectual capital, we need to make sure our brand, and the awareness it generates in the marketplace, keeps pace with our capabilities and the messages we want associated with them in the minds of current and prospective clients, employees, and other third parties in the business community and society at large.

Example: Our U.S. business runs an annual innovation competition to identify cutting-edge approaches that will benefit clients, which we then evaluate in terms of potential patent applications.
INTEGRATED REPORTING
Initially as a pilot company from 2012-2014 and now as a part of the business network of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and integrated thinking about how an organization's strategy, governance, and financial and non-financial performance lead to the creation of value over the short, medium and long term. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an initial attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Global Sustainability Report.
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
We intend this Annual Report to satisfy the requirements of the International <IR> Framework issued by the IIRC in December, 2013 (www.theiirc.org). Following the Exhibit Index, we present a tie-out sheet that cross-references the requirements in the Framework and the locations of our responses within this Annual Report.
We have recently launched an electronic Integrated Report on our website which provides access to all of our information embedded in the documents discussed above through one access portal.
Responsibility for Integrated Reporting. The Finance and Legal Services functions of our Company are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged the members of our Global Operating Board ("GOB"), which consists of the leaders of our corporate staff functions in addition to others and is described below in more detail, with respect to the preparation of the information presented in Items 1 (Business) and 1A (Risk Factors). In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.

Alignment with the Integrated Reporting Framework. Building on the Strategy 2020 and as an important part of our aim to align more closely with the Integrated Reporting Framework, we began to identify the medium- to long-term global megatrends with the greatest potential to impact materially upon our business. To do this, we used the 'six capitals' model advocated by the International Integrated Reporting Council, namely financial, human, intellectual, manufactured, social, and natural capitals.
While we are most heavily dependent on the financial, human, and intellectual capitals to execute our own operations successfully, we identified significant trends with implications for our business across all six capitals. Furthermore, changes in the availability of all six capitals impact our clients’ businesses, and by extension, our service provision. An example in 2015 was the effect of significantly lower oil prices on the financial ability of energy-related companies to improve their real estate assets. Through internal consultation, we identified a number of trends as significant for our business in the medium to long term. All of these "Global Trends," which we are tracking and/or actively managing, are illustrated below. The "JLL Activities," which address these trends, are summarized in the table below primarily via a combination of references to (1) sections within Items 1 and 1A in this Annual Report on Form 10-K and (2) resources we publish on our website, where we discuss relevant points in more detail.

Type of Capital	Global Trends	JLL Activities
Financial	Continued risk of financial crises	Maintaining our financial strength as a differentiator; Financial Risk Factors Enterprise Risk Management; Strategic Risk Factors
	Potential increase in disruptive market cycles	Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors
	Shift towards emerging markets	G1: Build our Leading Local and Regional Service Operations Strategy 2020 focus on potential growth markets and cities
	Regulatory reform in banking & other sectors	Enterprise Risk Management; Operational Risk Factors; Legal and Compliance Risk Factors
	Growth increasingly dependent on productivity gains	Strategy 2020 focus on productivity
	Global push against tax avoidance	Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors; Legal and Compliance Risk Factors
Human	Changing demographics affects workplace profiles	Enterprise Risk Management; Operational Risk Factors
	Growing importance of technology in the workplace	G5: Connections Strategy 2020 Internal HR programs for data & technology and social media
	Evolving leadership needs	Leadership pipeline development program
	Diversity is equated with "good business"	Strategy 2020 Global Sustainability Report 2014 (on our website) Diversity and Inclusion Report (on our website)
Intellectual	Increased risk of cyber-attacks and data theft	Enterprise Risk Management; Operational Risk Factors
	Intellectual capital becomes increasingly disseminated	Strategy 2020 focus on technology, digital and social media Enterprise Risk Management; Operational Risk Factors
	Digital technology transforms how people live and work	Strategy 2020 focus on technology, digital and social media
Manufactured	Urbanization trends, including rapid urbanization and ‘megacities'	G1: Build our Leading Local and Regional Service Operations Strategy 2020 focus on potential growth markets and cities JLL Cities Research Centre (on our website)
	Changing levels of demand for different types of real estate	Strategy 2020 focus on most lucrative potential services JLL Research
	Expansion of the global investable real estate universe	G3: Capture the Leading Share of Global Capital Flows for Investment Sales G4: Strengthen LaSalle Investment Management's Leadership Position
Social	Unprecedented levels of transparency	Code of Business Ethics and Corporate Sustainability Transparency Report 2014 (on our website) Enterprise Risk Management; Strategic Risk Factors
	Increasing political instability and conflict	Enterprise Risk Management; Strategic Risk Factors
	Businesses need to demonstrate social contribution	Global Sustainability Report 2014 (on our website)
Natural	Increase in extreme weather events	Enterprise Risk Management; Strategic Risk Factors Global Sustainability & Cities Research
	Natural resources in increasingly short supply	Enterprise Risk Management; Operational Risk Factors Global Sustainability Report 2014 (on our website)

Our Materiality Process. In 2014, JLL identified its long-term risks and opportunities with a view to furthering our integrated reporting journey. This effort complemented our Enterprise Risk Management processes; enabled further engagement with internal executives; prioritized our long-term risks and opportunities to generate further business value based on the IIRC’s guidance; and will help us articulate how we are managing and taking advantage of long-term risks and opportunities in reports like this and in our sustainability reporting.
We used the ‘six capitals’ model from the IR Framework to identify and investigate a number of global trends with the potential to impact our business. These trends covered financial, human, manufactured, intellectual, social and natural capitals. This process helped us to identify where and how different trends interact with one another. Using this model, we created an initial list of 36 trends and their potential implications for JLL. We then undertook one-to-one engagements with around 30 executives across the firm from different disciplines and geographies to present the six capitals model; discuss the trends identified; and to understand, based on these trends, what the potential risks and opportunities are to JLL and how we are, or should be, responding to them. We were then able to develop a comprehensive qualitative analysis based on these internal engagements. Working with our Internal Audit team, we developed a quantitative analysis aligned with our existing risk management matrix. We scored the long-term trends according to likelihood and magnitude, taking account of potential impact on different areas of the business. The result of this scoring is the six capitals risks and opportunities materiality matrices, shown below, which allowed us to identify the most material long-term risks and opportunities for our company.

# Top long-term opportunities*

Impact
Critical
Major
Minor
Insignificant
14
16
2
1
13
19
4
9, 17
8
20
Remote
Possible
Probable
Likelihood

| No. | Opportunity | IR Capital** |
|---|---|---|
| 14 | Urbanization trends | Manufactured |
| 16 | Expansion of the global investable real estate universe | Financial |
| 2 | Rise of emerging markets | Manufactured |
| 13 | Digital technology transforming life and work | Intellectual |
| 1 | Macroeconomic conditions | Financial |
| 8 | Growing competition for talent | Human |
| 9 | Evolving leadership needs | Human |
| 17 | Technology innovation and eco-efficiency as real estate drivers | Manufactured |
| 4 | Profits increasingly dependent on productivity gains | Financial |
| 20 | Increasing focus on business ethics and reputation | Social |
| 19 | Unprecedented levels of transparency | Social |

** Very low and low opportunities not shown*

*** Capitals from the Integrated Reporting Framework*

# Top long-term risks*

Critical
Major
Minor
Insignificant
Impact
6
17
8
1
10
21
13
22
4
20
9
12
7
Remote
Possible
Probable
Likelihood

| No. | Risk | IR Capital** |
|---|---|---|
| 8 | Growing competition for talent | Human |
| 1 | Macroeconomic conditions | Financial |
| 10 | Rising employment and compensation costs | Human |
| 21 | Increasing regulation affecting a range of sectors | Social |
| 9 | Evolving leadership needs | Human |
| 13 | Digital technology transforms how people live and work | Intellectual |
| 6 | Disruptive market cycles | Financial |
| 17 | Technology innovation and eco-efficiency as real estate drivers | Manufactured |
| 12 | Increased risk of cyber attacks and data theft | Intellectual |
| 4 | Profits increasingly dependent on productivity gains | Financial |
| 22 | Increasing political instability, conflict and terrorism | Social |
| 20 | Increasing focus on ethics and reputation | Social |
| 7 | Changing demographics | Human |

** Very low and low risks not shown*

*** Capitals from the Integrated Reporting Framework*

SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES CAPITALS TO CREATE STAKEHOLDER VALUE
We have designed our business model to (1) create value for our clients, shareholders, and employees and (2) establish high-quality relationships with the suppliers we engage and the communities in which we operate. Our synergistic approach seeks to derive business benefits from the application and intersection primarily of human resources, financial capital, and intellectual capital and technology. Based on our intimate knowledge of local real estate and capital markets worldwide, as well as our investments in thought leadership and technology, we create value for clients by addressing their real estate needs as well as their broader business, strategic, operating, and longer-term sustainability goals. Given the increasingly global and interconnected marketplace in which many of our clients compete, our own capacity to deliver global solutions has also become more important to our business model.
We strive to create a healthy and dynamic balance between (1) activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and (2) investments in people (such as new hires), acquisitions, technologies and systems designed to produce sustainable returns over the longer-term.
Our financial strength and our reputation for integrity, strong governance, and transparency, which we believe are among the strongest in the industry, give our clients confidence in our long-term ability to meet our obligations to them. It also positions us to be trusted extensions for the ways in which they seek to do business for the benefit of their own stakeholders. During 2015, we were included on the Ethisphere Institute's list of The World's Most Ethical Companies and we were listed as #20 on CR Magazine's list of the 100 Best Corporate Citizens.
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
We apply our business model to the resources and capitals that we employ to provide services to assets owned or occupied by our clients. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, through the management of third-party contractors. The revenue and profits we earn from those efforts are divided between further investments in our business, employee compensation, and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees, and the global community of which our firm is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally, and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

The following diagram summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources – or inputs – we need to do business. We use these resources to deliver services – or outputs – for our clients through a number of business activities we closely manage.

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
- Project Management and Development
- Advisory and Consulting
- Investment Management

Aligning with the International <IR> Framework:

Inputs = *What we need*

Business activities = *How we do it*

Outputs = *What we do for clients*

Outcomes = *What we contribute*

The resources we use are broadly comparable to many other professional services firms globally. What makes JLL unique is that we provide real value in a changing world: both through the implementation of our G5 business strategy and the medium-term Strategy 2020 to mitigate the impact of risks of future volatility on our business model.
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
REAL ESTATE SERVICES: AMERICAS, EMEA AND ASIA PACIFIC
To address the needs of real estate owners and occupiers, we provide a full range of integrated property and facility management, project management, advisory and transaction services locally, regionally, and globally through our Americas, EMEA and Asia Pacific operating segments. We organize our RES in five major product categories:

•	Leasing;

•	Capital Markets and Hotels;

•	Property and Facility Management;

•	Project and Development Services; and

•	Advisory, Consulting and Other Services.
Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Firm to provide innovative solutions for our clients. For the year ended December 31, 2015, we derived our RES revenue from product categories and regional geographies as follows ($ in millions and showing change from 2014 in local currency):

| | Americas | | | EMEA | | | Asia Pacific | | | Total RES | | |
|---|---|---|---|---|---|---|---|---|---|---|---|---|
| Leasing | $1,165.6 | ↑ | 14% | $289.4 | ↑ | 11% | $214.5 | ↑ | 13% | **$1,669.5** | ↑ | **13%** |
| Capital Markets & Hotels | $331.6 | ↑ | 25% | $474.8 | ↑ | 29% | $149.4 | ↑ | 15% | **$955.8** | ↑ | **25%** |
| Property & Facility Management Fee | $499.3 | ↑ | 14% | $224.4 | ↑ | 6% | $404.5 | ↑ | 17% | **$1,128.2** | ↑ | **13%** |
| *Gross Revenue* | *$706.1* | ↑ | *12%* | *$304.8* | ↑ | *1%* | *$546.5* | ↑ | *13%* | ***$1,557.4*** | ↑ | ***10%*** |
| Project & Development Services - Fee | $258.0 | ↑ | 20% | $170.1 | ↑ | 38% | $81.9 | ↑ | 25% | **$510.0** | ↑ | **26%** |
| *Gross Revenue* | *$263.3* | ↑ | *21%* | *$487.1* | ↑ | *58%* | *$131.7* | ↑ | *13%* | ***$882.1*** | ↑ | ***38%*** |
| Advisory, Consulting & Other | $138.9 | ↑ | 13% | $247.0 | ↑ | 18% | $118.0 | ↑ | 21% | **$503.9** | ↑ | **18%** |
| **Total RES Operating Fee Revenue** | **$2,393.4** | ↑ | **16%** | **$1,405.7** | ↑ | **20%** | **$968.3** | ↑ | **17%** | **$4,767.4** | ↑ | **17%** |
| *Total Gross Revenue* | ***$2,605.5*** | ↑ | ***16%*** | ***$1,803.1*** | ↑ | ***25%*** | ***$1,160.1*** | ↑ | ***14%*** | ***$5,568.7*** | ↑ | ***18%*** |

Note: Segment and Consolidated Real Estate Services ("RES") operating revenue exclude Equity earnings (losses). Fee revenue presentation of Property & Facility Management, Project & Development Services and Total RES Operating Revenue excludes gross contract costs.

For Property & Facility Management, Project & Development Services and total RES revenue, the table above shows "Fee Revenue," or revenue net of vendor and subcontract costs that are otherwise included both in revenue and expense ("gross contract costs") for reporting in accordance with U.S. generally accepted accounting principles. We believe that excluding gross contract costs from revenue in this presentation gives a more accurate picture of the revenue growth rates in these RES product categories.

RES Revenue Mix by Business Lines and Geographies
For the year ended December 31, 2015, our global total fee revenue of $4.8 million was generated as follows:
In the Americas, our total RES operating revenue for the year ended December 31, 2015, was derived from the following countries in the proportions indicated below:

In EMEA, our total RES operating revenue for the year ended December 31, 2015, was derived from the following countries in the proportions indicated below:
In Asia Pacific, our total RES operating revenue for the year ended December 31, 2015, was derived from the following countries in the proportions indicated below:

These product categories, and the services we provide within them, include:
1. Leasing Services
Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants, and negotiate leases with terms that reflect our clients' best interests. In 2015, we completed approximately 18,100 agency leasing transactions representing 714 million square feet of space. We typically base our agency leasing fees on a percentage of the value of the lease revenue commitment for consummated leases, although in some cases they are based on a dollar amount per square foot leased.
Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help them evaluate and execute transactions in line with their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and reducing real estate costs for clients through analyzing, structuring and negotiating business and economic incentives. We help our clients lower their real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients' core business objectives.
We determine Tenant Representation Services fees on a negotiated fee basis. In various markets, landlords may be responsible for paying them. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and we may be awarded incentive fees for superior performance. In 2015, we completed approximately 17,400 tenant representation transactions representing 426 million square feet of space.
2. Property and Facility Management
Property Management Services provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients' property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2015, we provided on-site property management services for properties totaling approximately 2.7 billion square feet.
We typically provide property management services through an on-site general manager and staff. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing, and human resources. Our general managers are responsible for property management activities, client satisfaction and financial results. We do not compensate them with commissions, but rather with a combination of base salary and a performance bonus that is directly linked to results they produce for their clients. In some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts are terminable at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry.
Integrated Facility Management Services provides comprehensive portfolio and facility management services to corporations and institutions that outsource the management of the real estate they occupy. Facilities under management range from corporate headquarters to industrial complexes. During 2015, Integrated Facility Management Services managed approximately 1.3 billion square feet of real estate for its clients. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing, and offshoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facility Management Services units, either alone or partnering with other business units to benefit from their particular expertise or local market knowledge, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, development management, energy and sustainability services, and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent acting on behalf of our clients).
Our Integrated Facility Management Services units are compensated on the basis of negotiated fees that we typically structure to include a base fee and a performance bonus. We generally base performance bonus compensation on a quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. Integrated Facility Management Services agreements are typically three to five years in duration, although most contracts are terminable at will by the client upon a short notice period, usually 30 to 60 days, as is typical in the industry.

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
In the United States, the United Kingdom and selected other countries, we provide Mobile Engineering Services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. Rather than using multiple vendors to perform facility services, these companies hire JLL to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services, leveraging resources across multiple accounts and reducing travel time between sites.
3. Project and Development Services
Project and Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings, and owners of real estate investments. These include conversion management, move management, construction management, and strategic occupancy planning services. Project and Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facility Management Services, and Tenant Representation Services units. Project and Development Services also manages all aspects of development and renovation of commercial projects for our clients, serving as a general contractor in some cases. Additionally, we provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States, and to a limited but growing extent in other countries.
Our Project and Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.
In a growing number of countries, we provide fit-out and refurbishment services on a principal basis under the Tetris brand, which is an outgrowth of a previous acquisition we completed through our French business.
4. Capital Markets and Hotels
Capital Markets and Hotels Services includes property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities and corporate finance advice and execution. We provide these services with respect to substantially all types of properties. In the United States, we operate a multifamily lending and commercial loan servicing platform and for a number of years we have been a Freddie Mac Program Plus® Seller/Servicer. With our acquisition of Oak Grove Capital in 2015, we have added Fannie Mae and HUD/GNMA multifamily lending services capabilities. Real Estate Investment Banking Services includes sourcing capital, both in the form of equity and debt, derivatives structuring, and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing real estate assets internationally and investing outside of their home markets, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing, and introducing innovative new financial products and strategies, Capital Markets Services is also integral to the business development efforts of our other businesses.
Clients typically compensate Capital Markets Services units on the basis of the value of transactions completed or securities placed. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction.
We also deliver specialized Capital Markets Services for hotel and hospitality assets and portfolios on a global basis, including investment sales, mergers and acquisitions, and financing. We provide services to assets that span the hospitality spectrum: luxury properties; resorts; select service and budget hotels; golf courses; theme parks; casinos; spas; and pubs.
We provide Value Recovery Services to owners, investors and occupiers to help them analyze the impact of a possible financial downturn on their assets and identify solutions that allow them to respond decisively. In this area, we address the operational and occupancy needs of banks and insurance companies that are merging with or acquiring other institutions. We assist banks and insurance companies with challenged assets and liabilities on their balance sheets by providing valuations, asset management, loan servicing, and disposition services. We provide receivership services and special asset servicing capabilities to lenders, loan servicers, and financial institutions that need help managing defaulted real estate assets. In addition, we provide valuation, asset management, and disposition services to government entities to maximize the value of owned securities and assets acquired from failed financial institutions or from government relief programs. We also assist owners by identifying potentially distressed properties and the major occupiers who are facing challenges.

5. Advisory, Consulting and Other Services
Valuation Services provides clients with professional valuation services to help them determine market values for office, retail, industrial, and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings), and privatization initiatives. Clients include occupiers, investors, and financing sources from the public and private sectors. For the most part, our valuation specialists provide services outside of the United States. We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
Consulting Services delivers innovative, results-driven real estate solutions that align strategically and tactically with clients' business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as mergers and acquisitions, occupier portfolio strategy, workplace solutions, location advisory, financial optimization strategies, organizational strategy, and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients.
We also provide Advisory Services for hotels, including hotel valuations and appraisals, acquisition advice, asset management, strategic planning, management contract negotiation, consulting, industry research and project and development services for asset types spanning the hospitality spectrum.
We typically negotiate compensation for Consulting Services based on work plans developed for advisory services that vary based on the scope and complexity of projects. For transaction services, we generally base compensation on the value of transactions that close.
We provide Energy and Sustainability Services to occupiers and investors to help them develop their corporate sustainability strategies, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design ("LEED") construction or retrofits and provide sustainable building operations management. We have more than 1,500 energy and sustainability accredited professionals. In 2014 alone, we documented $47 million in estimated energy savings for our U.S. clients and reduced their greenhouse gas emissions by 278,000 tons. Our sustainability teams worked on a total of 8,098 buildings in 2014.
We generally negotiate compensation for Energy and Sustainability Services for each assignment based on shared savings or the scale and complexity of the project.
LASALLE INVESTMENT MANAGEMENT
Our global real estate investment management business, operating under the brand name of LaSalle Investment Management, has three priorities:

•	Deliver superior investment performance;

•	Develop and execute investment strategies that meet the specific investment objectives of our clients; and

•	Deliver uniformly high levels of client service globally.
We provide investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2015, LaSalle managed $56.4 billion of private real estate assets, including debt and equity, and public real estate securities, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.
LaSalle provides clients with a broad range of real estate investment products and services in the private and public capital markets. We design these products and services to meet the differing strategic, asset allocation, risk/return and liquidity requirements of clients. The range of investment solutions includes private investments in multiple real estate property types including office, retail, industrial, health care and multifamily residential, as well as investments in debt. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer indirect public investments, primarily in publicly traded real estate investment trusts ("REITs") and other real estate equities.

The geographic distribution of LaSalle's assets under management is as follows ($ in billions):

Separate Accounts	$32.4
Commingled Funds	11.2
Public Securities	12.8
Total Assets under Management	$56.4
We believe the success of our investment management business comes from our strong investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge, and strong client focus. We maintain an extensive real estate research and strategy department whose dedicated professionals monitor real estate and capital market conditions around the world to enhance current investment decisions and identify future opportunities. Research and strategy is integrated throughout the investment management process from portfolio strategy formulation to property acquisition through ongoing asset management and disposition. In addition to drawing on public sources for information, LaSalle's research department utilizes the extensive local presence of JLL professionals throughout the world to gather and share proprietary insight into local market conditions.
The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 18 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.
Private Investments in Real Estate Properties (Separate Accounts and Commingled Funds)
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management, and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including eight funds that invest in assets in the Americas, ten funds that invest in assets located in Europe and six funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for whom we manage private real estate investments.
LaSalle is the advisor to Jones Lang LaSalle Income Property Trust, Inc. ("JLL IPT"), a non-listed real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments. As of December 31, 2015, JLL IPT had $1.1 billion in assets under management. In 2015, JLL IPT raised over $400 million.
As of December 31, 2015, LaSalle had approximately $43.6 billion in assets under management in commingled funds and separate accounts.

Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside the investments of our clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. As of December 31, 2015, we had a total of $311.5 million of co-investments in real estate ventures, the majority of which are included in LaSalle's $56.4 billion of assets under management.
We may engage in merchant banking activities in appropriate circumstances. These may involve making investments of the Firm's capital or providing loan capital to acquire properties in order to seed investment management funds before they are offered to clients.
LaSalle conducts its operations with teams of professionals dedicated to achieving specific client objectives. Each investment team functions as an entrepreneurial group managing an investment's entire life cycle and is directly accountable for performance. Regional investment committees, whose members have specialized knowledge applicable to underlying investment strategies, oversee all separate accounts and funds and must approve all investment decisions. This proven approach builds trust and alignment with our clients' investment objectives.
LaSalle is generally compensated for investment management services for private equity investments based on capital committed, invested and managed (known as advisory fees), with additional fees (known as incentive fees) tied to investment performance above benchmark levels. In some cases, LaSalle also receives fees tied to acquisitions. The terms of contracts vary with the form of investment vehicle involved and the type of service we provide. Our investment funds have various life spans, typically ranging between five and nine years, but in some cases they are open-ended. Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements that are linked to the market value of the assets under management, plus in some cases incentive fees.
Investments in Public Equity
LaSalle also offers clients the ability to invest in separate accounts focused on public real estate equities. We invest the capital of these clients principally in publicly traded securities of real estate investment trusts and property companies. As of December 31, 2015, LaSalle had approximately $12.8 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.
REVENUE SUMMARY
For the year ended December 31, 2015, we generated a total of $5.2 billion of fee revenue, meaning revenue net of gross contract costs for vendor and subcontract costs that are otherwise included in revenue and expense, from the following RES product categories and LaSalle:

COMPETITION
As the result of our significant growth over the last decade, and of our ability to take advantage of the significant consolidation that has taken place in our industry, we are now one of the three largest real estate services and investment management providers on a global basis. We believe that other providers of real estate services are significantly smaller in terms of revenue than the three largest providers. We believe that JLL's geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best firm in our industry.
Although there has been, and we expect will continue to be, consolidation within our industry, the totality of real estate services constituting the industry remains very large, and as a whole the provision of these services remains highly diverse and fragmented. Accordingly, since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional, and local levels. Depending on the service, we also face competition from other real estate service providers, some of which may not traditionally be thought of as such, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology or building products) and companies that self-provide their real estate services with in-house capabilities. While these competitors may be global firms that claim to have service competencies similar to ours, many are local or regional firms which, although substantially smaller in overall size, may be larger in a specific local or regional market.
Consultancy practices typically do not have our implementation expertise or local market awareness. Investment banking and investment management competitors generally possess neither our local market knowledge nor our real estate service capabilities. Traditional real estate firms lack our financial expertise and operating consistency. Other global competitors, which we believe franchise at least some of their offices through separate owners, generally do not have the same level of business coordination or consistency of delivery that we can provide through our network of wholly-owned offices, directly-employed personnel, and integrated information technology, human resources, and financial systems. That network also permits us to promote a high level of governance, enterprise risk management, and integrity throughout the organization and to leverage our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees, and acquiring businesses.
COMPETITIVE DIFFERENTIATORS
We believe that the key value drivers we list below create several competitive differentiators. These form the basis of our market positioning, which starting in 2016 we are calling “The JLL Way,” as the firm of choice for sophisticated clients seeking an integrated financial and professional services firm specializing in real estate on a global basis.
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
Our client-driven focus enables us to develop long-term relationships with real estate investors, occupiers, and developers. By developing these relationships, we are able to generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and locations. We support our relationship focus with an employee compensation and evaluation system designed to reward client relationship building, teamwork, and quality performance, in addition to revenue development.
Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly-owned offices with directly employed personnel, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations on six continents and over 280 corporate offices, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within JLL.

We also anticipate that over time we will continue to expand our service offerings that are complementary or adjacent to our current offerings. An example would be providing services to multifamily residential real estate that complements our current services to commercial clients seeking to develop multi-use properties that encompass office, retail and residential space.
Another example is that we have used our cross-border capabilities to expand the brokerage business, initially acquired from King Sturge in 2011, of high-end residential properties based in London and Dublin.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. With over 300 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics of commercial real estate. Research also plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising new approaches through technology, including the use of the Internet and social media techniques, to make our research, services and property offerings more readily available to our people and our clients.
We believe that our investments in research, technology, people, and thought leadership position our Firm as a leading innovator in our industry. Our various research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle relies on our comprehensive understanding of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation and thought leadership in sustainability helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors, and developers.
Delivery of innovative solutions and consistent worldwide service (including through applications of technology). We believe that our globally-coordinated investments in research, technology, people, quality control, and innovation, combined with the fact that our offices are wholly-owned (rather than franchised), and our professionals are directly employed, enable us to develop, share, and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients' real estate investment and services needs exist.
Based on our general industry knowledge and on specific client feedback, we believe we are recognized as an industry leader in technology and business intelligence. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, FutureView (sm), our global portfolio optimization tool, allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our firm's sophisticated local market forecasts. OneView by JLL (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate, and the services we provide to them.
Connect (sm), our intranet technology, offers our employees easy access to the Firm's policies, news, and collective thinking regarding our experience, skills, and best practices. We also have implemented globally integrated systems for finance, human resources, and client relationship management, as well as securities management and trading systems for our investment management business.
We expect that we will continue to seek and implement additional ways in which we can develop and deploy technology platforms, use the Internet and employ social media techniques as business tools that will proactively make our own services and the real estate properties we list on the Internet increasingly efficient and useful to our constituencies, and that will support our marketing and client development activities.
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

Strong Brand and Reputation. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability, and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize JLL's ability to create value reliably in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity, and our global provision of high-quality, professional real estate, and investment management services. We believe that the combined strength of the JLL and LaSalle brands represent a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join us around the world.
During 2014, we introduced the more formal use of the name "JLL," together with refreshed logos for both JLL and LaSalle, across our businesses. The JLL name, which is also our New York Stock Exchange ticker symbol, has been used informally for a number of years and will therefore be our primary trading name. Jones Lang LaSalle remains our legal name. Using the shorter JLL name facilitates its adaptation to different communication styles in different countries, languages, and channels, and especially to the use of digital and online channels for marketing and communications.
We believe we hold the necessary trademarks worldwide with respect to the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" names and the related logos, which we expect to continue to renew as necessary. We have obtained the right to use the top level domain names of each of ".jll" and ".lasalle" from the Internet Corporation for Assigned Names and Numbers ("ICANN").
Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that allow us to maintain investment grade financial ratings. We believe that confidence in the financial strength of long-term service providers has become increasingly important to our clients and they are increasingly making financial strength an important criterion when they select real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
We also believe that our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing the overall inherent volatility of operating a real estate services business. This creates an additional measure of financial stability relative to other firms with more limited service offerings or that are only local or regional and therefore must rely on the strength of fewer diverse markets and services.
For a number of years, we have maintained investment grade ratings from S&P and Moody's: our issuer and senior unsecured ratings as of December 31, 2015: BBB+ (stable outlook) from S&P and Baa2 (positive outlook) from Moody’s.
Our primary source of credit is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2015 had a maximum borrowing capacity of $2.0 billion and a maturity date of February 25, 2020. During 2012, both to diversify our sources of credit and take advantage of historically low interest rates, we issued $275 million of long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.
Employee Engagement. As a business whose primary asset is the expertise and capabilities of its people, it is important to periodically measure and evaluate the level of our employee engagement, their performance enablement, as defined below, and the effectiveness of our managers. We conducted our most recent comprehensive survey during the fall of 2015. We used an outside provider to conduct the study and then assist us in evaluating the results and identifying opportunities for improvement.
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

Our results indicated that our people reported an overall higher level of engagement, performance enablement, and manager effectiveness than the global norms. In all cases, our top quartile of most engaged employees demonstrated significantly higher results than the top quartile of the global norms. Our Employee Engagement Index, which measures the percentage of survey respondents reporting high levels of engagement with the Firm and their work here reached 76%, an increase of 3% over 2012, the last time we did a full engagement survey. Virtually all of our scores increased over the 2012 results, in some cases significantly.

While we were pleased with the results, we are developing and intend to implement various actions to address specific areas where the data continued to indicate room for improvement or possible concerns. For example, we believe there is a desire for a greater understanding in some units of the Firm for how compensation is determined. In any event, we believe that the quality of our people, and their commitment to our organization and to providing a high level of service to our clients, provides us with an important differentiator within the markets in which we operate.
History of strong investment performance. Our LaSalle business has a history of delivering strong investment performance for clients who entrust them with investing their capital in real estate and real estate securities.
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
Related to our governance and enterprise risk management efforts, we believe in uncompromising integrity and the highest ethical conduct. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for our company. We have been recognized for eight years in a row as one of the World’s Most Ethical Companies by the Ethisphere Institute and in 2015 we were listed as #20 on the roster of the 100 Best Corporate Citizens in the United States by CR Magazine.
Sustainability leadership. In 2014, we employed over 220 professionals dedicated to sustainability services for our clients. Beyond this, we are increasingly integrating sustainability into our own operations as well as to the core real estate services we deliver across the Firm. An example is our sustainability experts in Project and Development Services who manage green building certifications and the creation of central sustainability roles to embed sustainability throughout the advice we give to clients and within our own operations. Another example is the efforts that LaSalle is making to solidify its leadership role in responsible investing and sustainable best practices with the assets it acquires and manages for clients. Our overall leadership in sustainability is evidenced by our significant thought leadership, technology, awards, and industry involvement. During 2015, we revisited our sustainability messaging and strategy. As a result of an internal consultation process, our sustainability leadership agenda will now be called Building a Better Tomorrow (sm). Implementation of the agenda, which we are beginning in 2016, includes four main areas: Clients, People, Workplaces and Communities.
With sustainability as a key focus, we invest heavily in our research and thought leadership to guide our clients' real estate investment and occupation strategies. We continue to develop influential sustainability research that supports our clients and contributes to the wider industry. Our global publications serve as good examples of our progress, including the Global Sustainability Perspective, the Real Estate Sustainability Transparency Index, and the Green Blog. We also maintain partnerships with nearly 50 sustainability organizations and initiatives to further both our own and our clients' sustainability commitments. These include global efforts such as the World Green Building Council as well as numerous local green building councils.
In December 2015, members of our senior management team joined world leaders and experts from the private and public sectors at the United Nations climate conference, known as “COP21,” held in Paris. As an organization, we support the Paris Agreement that resulted. Considering that buildings account for approximately 40% of global energy use, the real estate sector has a key role in helping make the transition to a low-carbon future. JLL understands it plays a significant role in making this vision a reality.
In our Energy and Sustainability Services business, we have developed industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (1) OneView Energy and Sustainability Analytics help us manage an ever-increasing volume of sustainability data on behalf of our clients around the globe; (2) Portfolio Energy and Environmental Reporting System ("PEERS"), provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment; (3) Environmental Sustainability Platform is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption; and (4) IntelliCommand is a powerful platform that combines smart technology with building operations expertise and execution to provide 24/7 real-time remote monitoring and control of facilities. These platforms demonstrate our global expertise in the provision of technology solutions and advance our role in addressing such global challenges and opportunities as climate change and smart buildings. Using our proprietary sustainability platforms, we helped our clients measure and improve their environmental impact in approximately 160,000 buildings as of 2014.
Our sustainability consulting services benefit a wide range of clients including, for example, Leasing clients who commission green leases, green interior design and green assessments of prospective buildings; Capital Markets and Investment Management clients who want green building valuation assessments; and Project and Development Services clients who request retrofits to existing buildings.

Internally, we have undertaken a materiality assessment to identify the key impacts underlying the four focus areas of Building A Better Tomorrow (sm). Our most material environmental issues are energy reduction for ourselves and our clients; improving the energy efficiency of our buildings; and reducing the impact of our business travel activities. In terms of our social impact, our most material issues are the ethics and integrity of our business; the health, safety and well-being of our employees; and the impact of our supply chain. Addressing these areas not only reduces our negative impact, but it also provides business benefits through reduced operating costs, employee well-being and retention, and reduced supply chain risk. We provide additional information in our latest Global Sustainability Report on our website.
INDUSTRY TRENDS
Since 2010, commercial real estate markets have continued their broad recovery around the world, although at different speeds and different levels of strength, and with some disruptions in countries and regions that have had political or economic challenges such as Brazil, Russia, China, and the Middle East. As indicated by the Property Clocks (sm) published by JLL's research team and provided below, commercial values in most markets continued to rise through 2015, though at varying rates of growth.
Global capital flows for investment sales by region, below, indicate that volumes have continued to expand since they reached their lowest levels in the wake of the recent global financial crisis. However, market dynamics reflect contrasting conditions between the capital markets and the leasing markets. The strong capital markets have been supported by globally low interest rates, which have been encouraged by the so-called "quantitative easing" by the U.S. Federal Reserve Bank.

On the other hand, the leasing markets have been flatter since corporations have remained financially cautious in terms of commitments to space expansions and have also been focused on space optimization as a means to control cost and improve productivity.
We define market volumes for Leasing as gross absorption of office real estate space in square meters for the United States, Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally in the office, retail, industrial, hotels, mixed-use and certain other asset classes (excluding entity-level transactions, development deals and multifamily residential investment), for individual property assets or portfolios of assets with a value above $5 million. Our research professionals aggregate this market volume information from a number of sources globally and make it publicly available through the quarterly publication of our Global Market Perspective reports. In assessing our market share performance, we compare our own Leasing and Capital Markets revenue performance to the market volume performance in a region or globally to determine whether we are growing faster than the overall market.
Although the urbanization trend and continued low interest rates globally kept the real estate markets in many of the world’s largest cities strong, which has continued to benefit JLL, 2016 has begun with some important political and economic uncertainties. These include significant reductions in oil and commodity prices, the slowdown in the China economy, the hostilities in the Middle East and the immigration pressures on Europe that have resulted as well as the occurrence of random acts of terrorism in urban centers outside the Middle East, the lack of clarity around the potential results of the presidential election that will take place in November 2016 in the United States, and the significant downturn in global equity markets. Additionally, emerging technologies that are potentially disruptive and the risks from potential cyber-security events will remain important influencers and concerns for all business entities, particularly those like ours that are global in nature.
Increasing Demand for Global Services and Globalization of Capital Flows. Many corporations have continued to pursue growth opportunities in international markets. Many are striving to control costs by outsourcing or off-shoring non-core business activities. Both trends have increased the demand for global real estate services, including facility management, tenant representation and leasing, and property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services - and consistently high service levels - in multiple markets around the world. The highly competitive marketplace for the services we provide has, however, continued to put negative pressure on fees within some of our service lines.
Additionally, real estate capital flows have become ever more global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new opportunities for investment managers equipped to source and facilitate international real estate capital flows and execute cross-border real estate transactions. One example we have seen in particular is that high-end residential real estate in major mature markets such as London and New York has become a type of "reserve currency" for wealthy individuals from other countries who are seeking stability in their investment holdings. We expect this trend to continue should uncertainty increase within Russia, China, the Middle East and other countries and regions.
Growth of Outsourcing. In recent years, outsourcing of professional real estate services has increased substantially, as corporations focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continue to be significant growth opportunities for firms like ours that can provide integrated real estate services across many geographic markets and types of clients.

.
In 2015, our Corporate Solutions business has continued to expand its client base as follows:
Alignment of Interests of Investors and Investment Managers. Institutional investors continue to allocate significant portions of their investment capital to real estate. Many investors have shown a desire to commit their capital to investment managers willing to co-invest their own capital in specific real estate investments or real estate funds. In addition, investors are increasingly requiring that fees paid to investment managers be more closely aligned with investment performance. As a result, we believe that investment managers with co-investment capital, such as LaSalle, will have an advantage in attracting real estate investment capital. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing, and disposition of such investments.
We expect institutional capital to continue to flow into real estate as interest rates remain at historically low levels. In the event that global equity markets decline significantly, a potential counterweight will be the so-called “denominator effect” where money managers will reduce their real estate investments in order to keep them from becoming too large proportionately. We are also seeing institutional investors consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle to larger managers such as LaSalle.
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

EMPLOYEES
With the help of aggressive goal setting and performance measurement systems and training, we attempt to instill in all our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our respective headcount as of December 31, 2015 and 2014 (rounded to the nearest hundred):

	2015	2014
Professional non-reimbursable employees	28,800	24,800
Directly reimbursable employees	32,700	33,300
Total employees	61,500	55,100
The significant increase in the number of employees year-over-year largely results from our acquisitions and from new contracts in our property and facility management businesses. Reimbursable employees include our property and integrated facility management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions, with the exception of over 1,600 directly reimbursable property maintenance employees in the United States. Approximately 41,300 and 40,800 of our employees as of December 31, 2015 and 2014, respectively, were based in countries other than the United States.
INTELLECTUAL PROPERTY
We regard our technology and other intellectual property, including our brands, as a critical part of our business.
We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in foreign countries. We own the rights to use the dot-jll (.jll) and dot-lasalle (.lasalle) top level domain names, which we acquired during 2015.
Consistent with our belief that we are recognized as an industry leader in technology as discussed above, we currently have a patented process in the United States for a "System and Method for Evaluating Real Estate Financing Structures" that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure. We also have a number of pending United States patent applications to further enable us to provide high levels of client service and operational excellence. Our products that have pending patent applications include HiRise (sm), an online marketplace for leasing space, Blackbird (sm), a geospatial intelligence tool, and CRC Website, a cities comparison tool. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Since our LaSalle and LaSalle Investment Management marks will expire in 2016, these trademark registrations will be renewed with an expected expiration of 2026.

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
During 2015, we were recognized for excellence in global corporate governance by the India Institute of Directors and for gender diversity on our Board of Directors by the 2020 Women on Boards.
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. In 2015, for the eighth consecutive year, we were also named to the Ethisphere Institute’s list of the World's Most Ethical Companies, and we were also placed as #20 on the list of the 100 Best Corporate Citizens by CR Magazine.
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
Professional Standards Guide. Our guide to professional standards seeks to establish principles under which our people will perform services for clients. It is published on our website.

Corporate Sustainability. We encourage and promote the principles of sustainability everywhere we operate, seeking to improve the communities and environment in which our people work and live. We design our corporate policies to reflect the highest standards of corporate governance and transparency, and we hold ourselves responsible for our social, environmental and economic performance. We seek to incorporate sustainability practices and principles into our client investments and asset management. These priorities guide the interactions we have with our shareholders, clients, employees, regulators, and vendors, as well as with all others with whom we come into contact. We pursue our vision to lead the transformation of the real estate industry by making a positive impact both in and beyond our business.
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
We have begun to launch globally new internal branding around our overall sustainability program called Building a Better Tomorrow (sm).
Corporate Political Activities. Given the diversity of the Company's clients, shareholders, staff, and other constituencies, the general approach of the Company is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, our use of corporate funds or other resources for political activities has been negligible. From time to time, the Company may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders. We may also belong to industry trade associations that do become involved in attempts to influence legislation in the interests of the industry generally.
Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION
JLL's Website address is www.jll.com. On the Investor Relations page on our website, we make available, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Proxy Statement on Schedule14A, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. Any document we file with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC's Website address is www.sec.gov.
Our Website includes information about our corporate governance. We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this Annual Report on Form 10-K:

Code of Business Ethics	Vendor Code of Conduct	Transparency Report	Corporate Facts	Sustainability Report

•	Code of Business Ethics;

•	Vendor Code of Conduct;

•	Bylaws;

•	Corporate Governance Guidelines;

•	Charters for our Audit, Compensation, and Nominating and Governance Committees;

•	Statement of Qualifications for Members of the Board of Directors;

•	Complaint Procedures for Accounting and Auditing Matters; and

•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers.
JLL intends to post on its website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.
Our Global Sustainability Report is available at www.jll.com/sustainability. Our latest report documents the Firm's achievements and challenges within both our services and operations. We take this seriously and are on a journey to embed sustainability deeply into our business. The report demonstrates how our approach aligns with our clients, adds value for shareholders and benefits our workforce and the wider community. We support our key sustainability focus areas: Clients, People, Workplaces and Communities. Overall, we seek to adhere to best practice sustainability standards, including CDP (formerly the Carbon Disclosure Project), the Global Reporting Initiative G4, and the International Integrated Reporting Council.

ITEM 1A. RISK FACTORS
General Overview. Our business is complex, dynamic, entrepreneurial, and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation, and/or financial condition could be materially and adversely affected.
One of the challenges of a global business such as ours is to determine in a sophisticated manner the critical enterprise risks that exist or may newly develop over time as our business evolves. We must then determine how best to employ reasonably available resources to prevent, mitigate, and/or minimize those risks that we are able to identify as having the greatest potential to cause significant damage from an operational, financial, or reputational standpoint. An important dynamic we must also consider and appropriately manage is how much and what types of commercial insurance to obtain and how much potential liability may remain uninsured consistent with the infrastructure that is in place within the organization to identify and properly manage it.
Various factors over which we have no control significantly affect commercial real estate markets. These include:

•	Macro movements of the stock, bond, currency and derivatives markets;

•	The political environment;

•	Government policy and regulations, in each case whether at local, national or international levels; and

•	The cost and availability of natural and non-renewable resources used to operate real estate.
As an example, the severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. More recently, political uncertainties in Russia, certain countries in the Middle East, and Brazil have diminished the willingness of multi-national companies to expand their businesses in those countries, which in each case has affected our business. Although commercial real estate markets in most major cities were stable to improved during 2015, primarily as a result of the low interest rate environment that has been encouraged by the activities of various central banks, their continued strength has in some cases remained uncertain for various reasons. These include:

•	The slowdown of the economy in China;

•	The sharp drop in oil prices combined with increased actual and potential output from the United States and Iran, among other countries;

•	The sharp drop in the prices of other commodities, partially as the result of the slowdown in demand from China;

•	The significant decline in global equities markets that has continued into the early part of 2016;

•	Uncertainties resulting from the randomness of terrorist acts, the effects of mass migration from countries experiencing hostilities in the Middle East, and the effects of climate change;

•	Risks from potential cyber-attacks, the sophistication of which continues to grow;

•	Uncertainties relating to the potential outcome of the November 2016 presidential election in the United States;

•	The dynamic nature of government policy and regulations, in each case whether at local, national, or international levels; and

•	The cost and availability of natural and non-renewable resources used to operate real estate.
Governments are addressing the different problematic situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate.
Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our GOB, which includes our Global Chief Financial Officer, our business segment Chief Operating and Financial Officers, and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Resumption, Professional Standards, Communications, and Corporate Sustainability. The GOB coordinates its enterprise risk activities with our Internal Audit function, whose leader attends GOB meetings and facilitates quarterly risk assessments of our business to determine where to focus auditing and advisory efforts.

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
As a standing agenda item for its quarterly meetings, the Audit Committee discusses with management the process that has been followed in order to establish an enterprise risk management report. This report reflects: (1) the then current most significant enterprise risks that management believes the Firm is facing; (2) the efforts management is taking to avoid or mitigate the identified risks; and (3) how the Firm's internal audit function proposes to align its activities with the identified risks. The management representatives who regularly attend the Audit Committee meetings and participate in the preparation of the report and the discussion include our (1) Chief Financial Officer, (2) General Counsel, and (3) Director of Internal Audit. At the meetings, the Director of Internal Audit reviews with the Committee how the report has informed the decisions about which aspects of the Company Internal Audit will review as part of its regular audit procedures, as well as how various programmatic activities by Internal Audit have been influenced by the conclusions drawn in the report.
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
Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include: (1) quarterly reviews by our GOB of operational errors and litigation events so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (2) monthly reviews by our global team of Ethics Officers of internal ethics matters (starting in 2014, including the cost of investigating and resolving them) and general external ethics issues as well as consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to proactively address them; and (3) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions. One of the workstreams for the implementation of our Strategy 2020 Project, discussed in more detail above under "Company Overview," is our "Getting Safely to 2020" Program, by which we are seeking to instill across all of our business lines more consistent approaches to certain risk mitigation and governance techniques.
Seeking Opportunities in Risks. Risks in business can also mean opportunity if they can be translated into services that help clients mitigate their own risks and for which they are willing to pay fees that adequately compensate the provider for the risks being absorbed. An example of how we may be able to monetize the absorption of risks is our ability to charge fees for taking on, as principal, the risks of performance of subcontractors so that our clients do not have to bear them directly. Another example is our experience and ability to conduct business with integrity in emerging markets that are generally perceived to be less transparent. This allows us to charge fees to multi-national companies that want to expand their footprint into new markets with the assistance of service providers they can trust to protect their interests and act according to ethical and other best practices.

Categorization of Enterprise Risks. This section reflects our current views concerning the most significant risks we believe our business faces, both in the short term and the long term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	Strategic Risk Factors;

•	Operational Risk Factors;

•	Legal and Compliance Risk Factors; and

•	Financial Risk Factors.
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
Strategic Risk Factors
Strategic risk relates to JLL’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activity; intellectual property; and other risks, including the demand for our services, competitive threats, technology and innovation, and public policy.
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
We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. During the 2011-2015 period, our core real estate markets in the major urban centers of most countries were supported by the low interest rates promoted by central banks. These dynamics have been favorable to our LaSalle business too, particularly as they have helped us raise new capital to invest and sell properties into strong markets, which benefits our clients and generates incentive fees and equity earnings. However, many of our markets were also affected generally by various geo-political and economic uncertainties, among them the slowdown in the China economy, instability in the Middle East that has exacerbated the randomness in other parts of the world (such as France) of terrorism and caused pressures from an immigration perspective (such as in the European Union countries), the significant decline in oil and commodity prices, the developing effects of climate change, and the continuing uncertainty of the direction of the political environment in the United States as we approach the presidential election in November 2016.
Although we have been able to continue to grow our business largely by gaining market share and as the result of targeted acquisitions, it is inherently difficult for us to predict how these types of significant global forces will affect our business and whether we will continue to be able to generate revenue growth in the future to the same extent as we have in the past.
The speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectivity that has resulted from the immediacy and availability of information permitted by the Internet and social media, among other reasons. This has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature. A recent example has been the continued major decline in oil prices that occurred throughout 2015 and has continued into 2016, which has complex potential ramifications in many of the countries in which we conduct business. Although it is unclear how they will ultimately filter through to our specific markets, we have seen declines in our results in countries that are particularly affected, such as Brazil and Russia, although our revenues from those countries are relatively small.

Negative economic conditions and declines in demand for real estate and related services in several markets or in significant markets could have a material adverse effect as a result of the following factors:

•	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our Capital Markets business in our RES segments as well as our LaSalle business, although not necessarily always negatively. For example, major credit contractions, such as those that took place during the recent global financial crisis, negatively impact real estate pricing and transaction volumes, which reduces our Capital Markets fees. Additionally, a continued bias by investors toward conservatism means that their appetite for core investment products, which is a LaSalle strength, remains noticeably higher than for opportunistic or speculative products.

•	Decline in the Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (1) investment management fees, a significant portion of which are generally based on the performance of investments and net asset values, and (2) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (1) for property management and valuations, (2) generated by our Capital Markets, Hotels, and other businesses for arranging acquisitions, dispositions, and financings, and (3) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital for new investments in current funds or establish new funds.
The general decline in the value and performance of real estate negatively impacted the value of our own co-investments during 2009 and 2010. As real estate markets have generally improved since 2010, we have seen the value of these investments return, as reflected in the increase in our equity earnings recognized over the last five years. The continued conservatism of corporate occupiers to commit to new space, and their desire to derive more productivity from the same, or a sometimes reduced, real estate footprint, made our Agency Leasing business more challenging during 2013 but it recovered during 2014 and 2015 as low interest rates and the strength of the U.S. equity markets brought confidence back to corporate occupiers.
Historically for companies in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work performed prior to the decline, as well as pressure from investment management clients regarding performance.

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
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has continued to be highly sensitive to market perception of the global economy generally and our industry specifically. This volatility has been evident during the significant stock market decline at the beginning of 2016, when JLL’s stock declined significantly even though our underlying business realized record-setting performance in 2015. Real estate markets are also thought to "lag" the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in real estate markets. This may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

•	Effect of Changes in Non-Real Estate Markets
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds may be negatively impacted. For those investors who seek to maintain real estate as a relatively fixed percentage of their portfolios and will periodically rebalance in order to do so, the so-called "denominator effect" can lead to either (1) selling real estate when the equity markets are weak since that can make real estate investments too great a proportion of their portfolios or (2) buying real estate when equity markets are strong in order to maintain the desired percentage relative to other assets. A low interest rate environment, such as we have experienced in recent years, can make yields from real estate more attractive compared to bonds, which has supported REIT stocks.
REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.
We provide a broad range of commercial real estate and investment management services. There is significant competition on international, regional and local levels with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, and firms providing outsourcing of various types (including technology, and building products), any of which may be a global, regional or local firm, and companies that self-provide their real estate services with in-house capabilities.
Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services in order to sell clients products (such as HVAC systems) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies, aggressively recruit our people at above-market compensation, or provide services that gain greater market acceptance than the services we offer. Some of these may come from non-traditional sources, such as information aggregators. To respond to increased competition and pricing pressure, we may have to lower our prices, loosen contractual terms (such as liability limitations), develop our own innovative approaches to mining data and using information, or increase compensation, which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.
Our industry has continued to consolidate, as evidenced by alliances in recent history that have resulted in the Grubb Newmark Knight Frank business and the merger first between DTZ and Cassidy Turley and then between DTZ and Cushman & Wakefield, all of which included firms that had previously had significant financial problems but were able to recapitalize and reposition themselves. During 2015, CBRE Group, Inc., acquired the facilities management business of Johnson Controls, Inc., which materially increased CBRE’s revenues. There is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect increasing acquisition opportunities to emerge and may increase our acquisition activity compared to recent years. For example, in 2011 we completed the significant acquisition of King Sturge in Europe after having considerably slowed our acquisition activity from 2008 through 2010. During 2012, 2013, 2014 and 2015, we completed four, five, ten and 20 acquisitions, respectively. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. We have found it relatively more challenging to identify appropriate acquisition candidates in our investment management business than we have been able to do in our RES business. In any event, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past.
We believe we emerged from the global economic downturn in a stronger financial and market share position relative to certain of our traditional competitors. This may in some cases lead to a willingness on the part of a competitor to engage in aggressive pricing, advertising or hiring practices in order to maintain market share or client relationships. To the extent this occurs, it increases the competitive risks and the fee and compensation pressures we face, although ramifications will differ from one competitor to another given their different positions within the marketplace and their different financial situations.
We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete have led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects have continued to moderate through 2015, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States, China, India, Russia or the Middle East, including as a result of significantly lower oil and commodity prices.
THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.
Within our Real Estate Services business, our revenue and profits have historically grown progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal year-end and the fact that certain of our expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profit during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be particularly unpredictable).
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
As a result of growth in our property management and integrated facility management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. We continued to experience a level of seasonality in 2015 that was similar to previous years. We are unable to predict whether the dynamic nature of the markets in which we operate, or any change in their economic or political structures, will have a material effect on the historical seasonality of our business in 2016 and beyond.
RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.
Since 2005, we have completed over 80 acquisitions as part of our global growth strategy. Acquisitions subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

•	Diversion of management attention and financial resources from existing operations;

•
Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and methodologies, technology, and realizing the anticipated synergies of the combined businesses;

•	Failure to identify potential liabilities during the due diligence process;

•	Failure to identify improper accounting practices during the due diligence process;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to retain clients of the acquired business;

•
Exposure to legal, environmental, employment, professional standards, bribery, money-laundering, ethics, and other types of claims for improper activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

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
To a much lesser degree, we have occasionally entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and on-going relationship with the joint venture partner(s), given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Given a particular structure, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interest, it could harm our brand, business, results of operations, and financial condition.
POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.
We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European, and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, regulatory, tax and business environments can be altered quickly and dramatically. For example, continuing political activities in Russia, Brazil, and separately in various Middle Eastern countries, have significantly disrupted business activity in those countries. Also, in recent years there have been significant political changes in a number of countries, including the U.S. and India as examples, resulting in changes to financial, tax, healthcare, governance, and other laws that may directly affect our business and continue to evolve.
Our ability to operate our business in the ordinary course and our willingness to commit new resources or investments may be affected or disrupted in one way or another, such as reductions in revenue, increases in taxes (due to more aggressive taxation policies), increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in collecting receivables from clients, difficulties in recruiting staff, increased corruption, or other material adverse effects.
In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn significantly added to the deficit spending of certain governments in countries where we do business and called into question the creditworthiness of some countries. This issue has still has not entirely gone away and more recently may have been exacerbated by the significant decline in oil and commodities prices. While the U.S. Federal Reserve loosened its monetary policies through low interest rates and quantitative easing programs, European governments instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which resulted in social unrest. The social unrest as the result of the implementation of the austerity programs has diminished, and some European countries seem to have emerged successfully as they have also more recently loosened their own monetary policies. There has been some speculation that one or more European countries may stop using the Euro as their currency or that some countries, notably England, may exit the European Union. The United States and the European Union have instituted various sanctions against Russia as a result of that country's actions with respect to Ukraine and Crimea, and have more recently loosened sanctions on Iran in the wake of an agreement regarding that country’s nuclear program. The United States has begun to open formal relations with Cuba and has started to ease certain trade sanctions. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop further.
In addition, terrorist activities have escalated in recent years, have become increasingly unpredictable, and at times have affected cities in which we operate. The 2008 terrorist attack in Mumbai, India, where we have a presence, is an example and there have been serious situations in other cities where we have operations, including London, Boston, Paris, Sydney, Ottawa, Jakarta, and Moscow. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS and influenza, or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services. During 2014, the Ebola epidemic in certain countries in Africa caused significant concern globally, although it was substantially contained within Africa. Outbreaks of the Zika virus in Central and South America, and more recently in the U.S., are raising similar concerns.

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
ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, and business methods. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. In particular, we hold various trademarks and trade names, including our principal trade name, "JLL." If our registered trade name were to expire or terminate, our competitive position in certain markets could be materially and adversely affected. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.
We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, although, in order to mitigate the risk, we do obtain from the licensors representation and warranties, as well as indemnities, that they do not. We may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.
Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, tablets and smartphones, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access by "hacking" or other type of cyber-attack, to steal information and use it to the disadvantage of our Firm or our people. We believe that the risk from cyber-attacks has increased significantly as some major companies during the past few years reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences.
Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third-party "cloud" servers, as well as the proliferation of social media techniques, tend to exacerbate these risks. On the other hand, cloud capabilities also allow us to conduct more monitoring of our email and other knowledge storing mechanisms to pro-actively detect misuse of our intellectual property. We are also in the process of implementing certain additional monitoring systems, as well as various data analytics designed to detect potential conflicts of interests and other inappropriate behaviors. While we believe these activities are beneficial from the perspective of protecting our assets, including clients' intellectual property to which we may have access, these activities carry certain risks related to compliance with privacy and other applicable regulations in certain countries.
CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2015, we have potential unfunded commitment obligations of $189.8 million to fund future co-investments. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Firm capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.
We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks.

Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital that we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $6.0 million, $2.4 million, $6.5 million, and $7.9 million for the years ended December 31, 2015, 2014, 2013, and 2012, respectively, primarily representing our co-investment share of the impairment charges against individual assets held by our real estate ventures. In contrast, as real estate investments benefited from benign interest rate environments globally and continuing recovery in many of our markets, for the years ended December 31, 2015 and 2014 we recognized equity earnings from our co-investments of $77.5 million and $48.3 million, respectively.

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

•
We make co-investments in real estate in many countries, and this presents risks as described above. This may include changes to tax treaties, tax policy, foreign investment policy or other local political or legislative changes that may adversely affect the performance of our co-investments. The global economic downturn increases the chances of significant changes in government policies generally, the effects of which are inherently difficult to predict. We believe that the financial pressures on government entities that have resulted from weak economies and deficit spending led taxing authorities to more aggressively pursue taxes and question tax strategies and positions.

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
INFRASTRUCTURE DISRUPTIONS.
Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, information technology, transportation, or other services used by JLL or third parties with which we conduct business. It may also include disruptions as a result of natural disasters such as hurricanes, earthquakes, and floods, whether as a result of climate change or otherwise, political instability, general labor strikes or turmoil, cyber-attacks or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, London, Singapore and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.
The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world's largest office properties and retail centers, are used by many people daily. As a result, fires, earthquakes, floods, other natural disasters, and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. An example during 2012 was Hurricane Sandy, which disrupted our own operations in the Northeast United States and caused significant flooding damage to buildings we manage for clients in lower Manhattan, some of which took significant periods of time to recover fully. During 2013 and 2014, Asia experienced significant, and in some cases unprecedented, typhoon activity.
The occurrence of natural disasters and terrorist attacks can also significantly impact the availability and/or cost of commercial insurance policies covering real estate, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them. Sometimes, even where policies are available, specific coverage for wind, flooding, earthquakes, or terrorism may not be available or may be very expensive.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a JLL office, our disaster recovery plans increasingly rely on the availability of the Internet (including "cloud" technology) and mobile phone technology, so the disruption of those systems, such as because of a cyber-attack, would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York and Florida.
COMPETITION FOR TALENT.
We may experience skills gaps in particular service segments and geographies within the firm if we cannot attract the right talent at the right time, thereby jeopardizing service delivery. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. There may also be an increase in recruitment and compensation costs.
EVOLUTION OF DIGITAL AND INFORMATION TECHNOLOGY.
The dynamic nature of the Internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our brokerage business in the event that principals of transactions prefer to transact directly with each other. In this regard, we face potential disintermediation challenges from companies whose primary business is to aggregate and disseminate for compensation the listing information they obtain from firms like ours that represent commercial landlords offering space to let. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining. The ability to protect our intellectual property electronically becomes more challenging as more information becomes publicly available. Associated with this is the potential decline in demand for commercial real estate as flexible working practices increasingly become the norm.
Mobile technologies and online collaboration tools are transforming how business gets done. Information technology is entering the big data era. Process power and data storage are becoming almost free; networks and the cloud provide global access and a wide range of services; social media is pervasive in the global society, and work and cybersecurity is increasingly important as hacking becomes more sophisticated. The evolution of digital technology and information technology presents significant challenges for businesses and societies, which must find ways to capture the benefits of new IT technologies while dealing with the new threats that those technologies present.
Operational Risk Factors
Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes information management and data protection and security, including cyber security; supply chain and business disruption; and other risks, including human resources and reputation.
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

TECHNOLOGY AND INFORMATION SYSTEMS; MANAGEMENT OF DATA.
Our business is highly dependent on our ability to process transactions, gather and disseminate information and manage various types of client and other data across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources or other data processing, e-mail, client accounting, funds processing, or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses or problems with the Internet, deliberate attempts to disrupt our computer systems through "hacking" or other forms of cyber-attack, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of "cloud" computing, whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.
We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber-attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. During the last few years, some major corporations reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. To the extent that our technology systems interact with those of our clients, they may face similar potential problems and losses as the result of cyber-attacks through our systems that then impact their systems. Certain high-profile cyber-attacks at other companies have come through the systems of suppliers.
We are also increasingly recognizing both the challenges and opportunities involved in mining the data in our systems so that we "know what we know" and can use that knowledge for the benefit of our clients and our organization in the most sophisticated possible ways.
While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to one or more successful cyber-attacks. Such negative consequences could include: remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation; and reputational damage adversely affecting client or investor confidence.
The development of new software systems used to operate one or more aspects of our business is complicated, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting or funds processing. Additionally, the effort may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction and/or damages, with our incurring liabilities and/or experiencing lost business as possible results. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Different privacy regulations from one country to the next (or across a region such as the European Union) may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology. When we transfer data between countries and continents for the purpose of managing and reporting on our global business, both internally within JLL systems and externally through third-party providers, we are exposed to the risk that our systems and operations may not meet all of the data privacy and protection laws of the countries from which the data originates. Furthermore, third-party providers who previously relied on the EU-U.S. Safe Harbor framework have now had to find alternative methods to meet EU standards for data transfers in the wake of the European Commission’s invalidation of Safe Harbor in late 2015. Although we try to stay abreast of data privacy laws worldwide and keep track our data flows in order to assess where and what compliance requirements apply, the rapid development and changes in systems and technology, along with corresponding changes in laws and regulations, make this a difficult challenge.

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS; INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.
While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our Firm) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's securities business and for Jones Lang LaSalle Income Property Trust, Inc., which are both dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.
Additionally, competitive conditions, particularly in connection with increasingly large clients may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations, and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
The global economic downturn provided an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that are clients of ours. Some of our largest clients include companies in the financial services industry, such as commercial banks, investment banks, and insurance companies, and companies in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover. Political and financial issues in the European Union have continued to negatively impact the financial condition of companies conducting significant operations in European countries as the result of contractions in government spending, reduced liquidity from banks, and social unrest. More recently, actions taken by Russia with respect to Crimea and Ukraine have led to economic sanctions by the United States and the European Union against Russia, which have impacted the Russian economy and the ability and willingness of global and foreign businesses to continue to conduct business in Russia.
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
CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING.
We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering, maintenance and various other services for properties we are managing or developing on behalf of clients. Depending upon (1) the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or (2) the responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work, or other similar actions by third parties who we engage.
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

Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of a dispute with the client or an intervening bankruptcy or insolvency of the client. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project for which we have paid it in part or in full. As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event that one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event that for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them. Also, the application of indirect taxes, such as sales taxes, goods and services taxes, and value added taxes may be less clear for these agreements, potentially impacting our margins.
During an economic downturn in a given country or region generally, we would expect to experience credit-related problems at a higher level than usual with vendors and contractors due to their increased financial instability. For example, this became a reality during the global financial crisis.
PERFORMANCE AND FIDUCIARY OBLIGATIONS UNDER CLIENT CONTRACTS; REVENUE RECOGNITION; SCOPE CREEP; RISING COST OF INSURANCE RESULTING FROM NEGLIGENCE CLAIMS; RESPONSIBILITY FOR SAFETY OF CONTRACTORS.
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
If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain could increase substantially, and the availability of future coverage could be negatively impacted.
Some current and prospective clients, particularly those in heavy industries and commodities, have more recently begun to seek data about the safety records of contractors we hire to do work on construction-related projects (such as electricians) and to impute their results to ours in evaluating our overall approach to safety. Historically, although we have always encouraged high levels of workplace safety by the contractors we have hired, we have not mandated particular protocols or gathered global data on safety incidents on projects being performed by contractors. In light of the more recent client requests, we are evaluating our approach to safety requirements at contractors and the data we gather. To the extent that our approach to contractor safety does not satisfy certain clients, we risk losing their business.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to successfully operate under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate their internal controls and have them attested to by their independent registered public accounting firm on an annual basis. We have evaluated our internal control systems to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2015. However, there can be no assurance that we will continue to receive a positive attestation in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal controls in the future that we cannot remediate in a timely fashion, we may be unable to receive a positive attestation at some time in the future from our independent registered public accounting firm with respect to our internal controls over financial reporting.
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
An example of a potential conflict of interest situation is that in the ordinary course of its business, LaSalle hires property managers for the investment properties it holds on behalf of clients. In that case, LaSalle may hire JLL to provide such services or it may hire a firm that is a competitor of JLL. In the event it retains JLL, it may appear to have a conflict of interest with respect to the selection. As a fiduciary with respect to its client funds, LaSalle resolves such potential conflicts by acting independently of JLL and following certain internal procedures designed to select the service provider that can best represent the interests of the investment management client or fund.
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

Similar problems can arise with respect to the vendors or suppliers we hire to provide services or products to us or for our clients. In the normal course of business, we spend significant amounts in order to purchase goods and services for the properties we manage on behalf of clients. A potential problem would be an intermediary that makes illegal payments on our behalf or on behalf of a client, even where contrary to our stated policies and to our specific agreement with such intermediary, under the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act.
Our efforts to evaluate clients, vendors and government entities before doing business with them to avoid conducting business with a prohibited party, or within a prohibited country, and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. The ability to conduct diligence is inherently diminished in less developed countries with lower level of transparency and fewer public records.
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
Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability. This can be especially difficult where competitors may be attempting to gain market share by aggressively attempting to hire our best people at rates of compensation that are well above the current market level. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not creating incentives to engage in overly risky business pursuits or behaviors. Since compensation is our single biggest expense, its management can significantly affect our financial results. An example is the high cost that may be associated with employment termination in some countries.
We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they are local, regional or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect. This is true not only with respect to individuals we employ directly, but also individuals who work for third-party vendors whom we hire on behalf of clients, especially where we are acting in a principal capacity.
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
Employees we hire may be subject to restrictions under employment agreements with previous employers that can restrict their activities, and therefore their contributions, for a period of time after they join us. For example, they may be prohibited from soliciting business from certain clients, or from soliciting other individuals to join us as employees.
The worldwide credit crisis and economic recession caused us to restructure certain parts of our business in 2009, and to a lesser degree during 2010, in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These types of activities, which may reoccur in the future, present additional risks to the business. When addressing staffing in connection with a restructuring of our organization or a downturn in economic conditions or activity, we must take into account the employment laws of the countries in which actions are contemplated. In some cases, this can result in significant costs, time delays in implementing headcount reductions and, potentially, litigation regarding allegedly improper employment practices.

Labor costs are rising in emerging economies and expected to increase further. Corporate payrolls are projected to increase as greater competition for labor and social pressure to raise salaries in line with productivity growth cause even greater wage convergence. It is becoming increasingly challenging to predict regional and national labor policies and regulations are becoming increasingly hard to predict. The potential indirect implications of these changes are difficult to assess. For example, rising employment costs for clients could bring about an increase in outsourcing that could benefit our business.
EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.
Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 60,000 employees, it is not always possible to successfully deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in incoming or outgoing bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.
Because we often hire third-party vendors and suppliers to perform services for our own account or for clients, we are also subject to the consequences of fraud, bribery or misconduct by employees of our vendors, which also can result in significant financial or reputational harm (even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public website, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with that Vendor Code. In addition, we are investing in technology to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors.
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
Legal and Compliance Risk Factors
Legal and compliance risk relates to risks arising from the government and regulatory environment and action; and legal proceedings and compliance with integrity policies and procedures. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.
BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority ("FCA") regulates the conduct of investment businesses (often by implementing regulation imposed on it by the European Union) and the Royal Institute of Chartered Surveyors ("RICS") regulates the profession of Chartered Surveyors, which is the professional qualification required for certain of the services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the SEC and in other countries by similar securities regulatory authorities. The real estate investment trust managed by LaSalle that we launched during 2012 under the name of Jones Lang LaSalle Income Property Trust, Inc. increased our exposure to these types of regulations.
As a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. During the past decade, the Sarbanes-Oxley and Dodd-Frank legislative initiatives in the United States have added significant requirements to various aspects of our governance.

Additionally, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country, as, for example, when anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws. Avoiding regulatory pitfalls as a result of conflicting laws will continue to be a key focus as non-U.S. statutory law and court decisions create more ambiguity. One example of this is the 2015 European Court of Justice ruling in Shrems v. Data Protection Authority in which the court nullified the 15 year-old safe harbor agreement governing how U.S. companies handle their European customers' personal information. The jurisdictional reach of laws may be unclear as well, as when laws in one country purport to regulate the behavior of affiliated corporations within our group that are operating in other countries. There is some uncertainty, for example, in the jurisdictional reach of the U.K. Bribery Act, and the standards for illegal activity in that Act are in some ways higher than those established under the U.S. Foreign Corrupt Practices Act.
Identifying the regulations with which we must comply, and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis resulted in an unusual level of related government and legislative activities, including for example the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we expect will continue into the future and which exacerbates these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect our property management business.
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
U.S. laws and regulations govern the provision of products and services to, and other trade-related activities involving, certain targeted countries and parties. These measures include U.S. economic sanctions targeting Iran to which the Company is subject. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries that are subject to embargoes and sanctions or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" ("SDN List") maintained by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC").
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
Additionally, the claims we have can be complex and insurance companies can prove difficult or bureaucratic in resolving them, which may result in payments to us being delayed or reduced or that we must litigate in order to enforce an insurance policy claim.
Any disputes we have with third parties, or any government regulatory matters, generally must be adjudicated within the jurisdiction in which the dispute arose. Therefore, our ability to resolve such disputes successfully depends on the local laws that apply and the operation of the local judicial system. The timeliness, quality, transparency, integrity and sophistication of judicial systems vary widely from one jurisdiction to the next. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be an increasing tendency toward litigation in emerging markets, where the rule of law is less reliable, legal systems are less mature and transparent, and the potential for judicial corruption remains a practical reality. It also may be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative given the delays and costs involved.

LICENSING AND REGULATORY REQUIREMENTS.
The brokerage of real estate sales and leasing transactions, property management, construction, mobile engineering, conducting valuations, trading in securities for clients, and the operation of the investment advisory business, among other business lines, may require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. We believe that licensing requirements have generally been increasing in recent years. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions or investment capital from investors. We may also have a given license suspended or revoked, meaning that we would need to suspend or cease the business activities for which the license was required. Our acquisition activity increases these risks, because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. To the extent we expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical, scientific and medical laboratories, airports, and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.
The regulatory environment facing the investment management industry has also grown significantly more complex in recent years. Countries are expanding the criteria requiring registration of investment advisors and funds, whether based in their country or not, and expanding the rules applicable to those that are registered, all in an effort to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory companies and can conflict with those of their home countries. Although we believe we have good processes, policies, and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility that violations may occur.
These risks also apply separately to the real estate investment trust we launched during 2012 that is managed by LaSalle. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company, albeit not one separately listed on a stock exchange.
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
As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold or leased properties we brokered or managed, or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.
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
POTENTIALLY ADVERSE TAX CONSEQUENCES; CHANGEES IN TAX LEGISLATION AND TAX RATES.
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

Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially increase the cost of operating our business. This includes the potential for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development, and legislation inspired by that initiative. It is also possible that some governments will make significant changes to their tax policies as part of their responses to their budgetary positions.
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
We face such risks both in our own business and also in the investment funds that LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments that we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business in particular.
NONCOMPLIANCE WITH POLICIES; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF BUSINESS ETHICS.
The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our Code of Business Ethics and our Vendor Code of Conduct, to monitor and enforce compliance with its provisions on a worldwide basis, and to ensure local compliance with United States and English laws that apply globally in certain circumstances. These include the U.S. Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002 in the United States, the Bribery Act in the United Kingdom and the Anti-Corruption Law in Brazil.
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
ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.
The Firm's operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties, or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising fuel prices which make it more expensive to power our corporate offices.
Given that the Firm's own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop, as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost to the Firm of climate change disclosure and carbon reporting will increase over time.
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
The impact of climate change presents a significant risk. Damage to assets caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. As an example, there is a significant risk to coastal properties as sea levels rise. In the U.S., losses are likely to be concentrated in specific regions, especially on the Southeast and Atlantic coasts.

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
Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Those regulations are likely to become more rigorous over time. Companies also may face several layers of national and regional regulations. In Europe, the EU’s Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees can risk jail time as well as fines in connection with pollution incidents. In April 2014, China passed the biggest changes to its environmental protection laws in 25 years, outlining plans to punish polluters more severely as leaders work to limit contaminated water, air and soil linked to economic growth.
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

Financial Risk Factors
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding.
WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.
As of December 31, 2015, we had the ability to borrow, from a syndicate of lenders, up to $2.0 billion on an unsecured revolving credit facility. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 1.00% to 2.05%. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. Our average outstanding borrowings under the Facility were $335.1 million during the year ended December 31, 2015 at an effective interest rate of 1.1%. In addition to the Facility, we also have $275.0 million of unsecured long-term senior notes (the "Notes") that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).
Our outstanding borrowings under the Facility fluctuate during the year primarily due to varying working capital requirements and acquisition activities. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically the Firm's seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use the Facility to fund such purchases.
The terms of the Facility, and to a lesser degree the Notes, contain a number of covenants that could restrict our flexibility to finance future operations or capital needs, or to engage in other business activities that may be in our best interest. The debt covenants have the effect of limiting our ability, among other things, to encumber or dispose of assets and to make significant investments.
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
DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.
We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Services based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest on our long-term senior notes. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE.
LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity gains or losses we may recognize in future quarters is inherently unpredictable and relates to market and other dynamics in effect at the time. For example, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of client mandates will determine the timing and size of incentive fees or equity gains or losses from one fund or investment to another. Further, as it relates to portfolio-specific results, the record magnitude of the combined incentive fees and equity earnings realized during 2015 and 2014 is expected to moderate in future years.
While LaSalle has focused over the past several years on developing more predictable annuity-type revenue, incentive fees should continue to be an important part of our revenue and earnings as long as real estate markets remain healthy. However, it is likely that the volatility described above will continue, and competitive pressures may in some cases restrict our ability to negotiate incentive fees. Given the extraordinary fall in asset prices that many markets experienced starting in 2007, our incentive fees fell significantly through 2010, and since then have rebounded. Any declines may be partially offset by our ability to take advantage of lower asset prices as we make new investments, although it is inherently difficult to predict with any confidence how all of these complicated factors will ultimately affect our future results.

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
VOLATILITY IN HOTELS AND CAPITAL MARKETS FEES.
We have business lines other than LaSalle that also generate fees based on the timing, size and pricing of closed transactions, and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable.
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
Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States totaled 57% and 59% of our total revenue for 2015 and 2014, respectively. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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

In 2009 and 2010, many of the most significant governments worldwide enacted economic stimulus measures of various types. In 2011 and 2012 some of these same governments, particularly within the European Union, instituted austerity measures designed to reduce sovereign indebtedness, although these have moderated subsequently. At the same time, the United States Federal Reserve has maintained very low interest rates although has most recently begun to raise them. Additionally, certain questions have arisen about the viability of the euro and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the euro. Due to these and other variables, it is inherently difficult to predict how and when these complicated factors will affect the relative values of currencies; and in any event we anticipate significant continuing volatility in currency exchange rates.
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
We generally attempt to conduct business with only the highest quality and most well-known counterparties, but there can be no assurance (1) that our efforts to evaluate their creditworthiness will be effective in all cases (particularly as the quality of credit ratings provided by the nationally recognized rating agencies has been called into question), (2) that we will always be able to obtain the full benefit of the financial commitments made to us by lenders, insurance companies, hedging counterparties or other organizations with which we do business, or (3) that we will always be able to refinance existing indebtedness (or commitments to provide indebtedness) which has matured by its terms, including funds sponsored by our investment management subsidiary.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 287 corporate offices worldwide located in most major cities and metropolitan areas as follows: 135 offices in 8 countries in the Americas (including 115 in the United States), 71 offices in 30 countries in EMEA, and 81 offices in 17 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property management offices are generally located within properties we manage and are provided to us without cost.
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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange under the symbol "JLL." As of February 17, 2016, there were approximately 371 shareholders of record of our common stock and approximately 65,630 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange and dividends declared by quarter.

	Stock Price Range
	High	Low	Dividends Declared Per Share
2015
Fourth Quarter	$168.70	$143.63	$0.29
Third Quarter	179.35	142.69	—
Second Quarter	173.92	161.10	0.27
First Quarter	170.40	145.06	—

2014
Fourth Quarter	153.43	120.36	0.25
Third Quarter	135.90	123.70	—
Second Quarter	126.39	115.20	0.23
First Quarter	123.92	101.95	—
Dividends
On December 15, 2015, we paid a semi-annual dividend of $0.29 per share of our common stock to holders of record at the close of business on November 13, 2015. JLL also paid a cash dividend of $0.27 per share of its common stock on June 15, 2015, to holders of record at the close of business on May 15, 2015. At JLL's discretion, a dividend-equivalent in the same amount was also paid simultaneously on outstanding but unvested restricted stock units granted under the Company's Stock Award and Incentive Plan. The Company paid its first cash dividend in October 14, 2005, and has paid semi-annual dividends each year since 2006. There can be no assurance future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by JLL's Board of Directors.
Transfer Agent
Computershare
P.O. Box 358015
Pittsburgh, PA 15252-8015
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group that includes: 1) CBRE Group Inc. (CBG), a global commercial real estate services company publicly traded in the U.S.; 2) Colliers International Group Inc. (CIGI), a global commercial real estate services provider; and 3) Savills Plc. (SVS.L), a real estate services firm traded on the London Stock Exchange. The graph below assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2010.

	December 31,
	2010	2011	2012	2013	2014	2015
JLL	$100	$73	$101	$123	$181	$193
S&P 500	100	100	113	147	164	163
Peer Group	100	77	99	134	169	185
Share Repurchases
We have made no share repurchases under our share repurchase program in 2015 or 2014.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
(in millions, except share and per share data)	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenue	$5,965.7	5,429.6	4,461.6	3,932.8	3,584.5

Operating income	529.8	465.6	368.9	289.4	251.2
Interest expense, net of interest income	(28.1)	(28.3)	(34.7)	(35.2)	(35.6)
Equity earnings from real estate ventures	77.4	48.3	31.3	23.9	6.4
Income before provision for income taxes and noncontrolling interest	579.1	485.6	365.5	278.1	222.0
Provision for income taxes	132.8	97.6	92.1	69.2	56.4
Net income	446.3	388.0	273.4	208.9	165.6
Net income attributable to noncontrolling interest	7.6	2.0	3.5	0.8	1.2
Net income attributable to the Company	438.7	386.0	269.9	208.1	164.4
Dividends on unvested common stock, net of tax	0.3	0.3	0.4	0.5	0.4
Net income attributable to common shareholders	$438.4	385.7	269.5	207.6	164.0

Basic earnings per common share before dividends on unvested common stock	$9.76	8.64	6.10	4.74	3.81
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$9.75	8.63	6.09	4.73	3.80
Basic weighted average shares outstanding	44,940,042	44,684,482	44,258,878	43,848,737	43,170,383

Diluted earnings per common share dividends on unvested common stock	$9.66	8.53	5.99	4.64	3.71
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$9.65	8.52	5.98	4.63	3.70
Diluted weighted average shares outstanding	45,414,898	45,260,563	45,072,120	44,799,437	44,367,359

Cash dividends declared per common share	$0.56	0.48	0.44	0.40	0.30

	As of and for the Year Ended December 31,
(in millions, except Assets under management)	2015	2014	2013	2012	2011
Other Data:
EBITDA attributable to common shareholders (1)	$707.4	606.0	476.1	390.8	338.8
Ratio of earnings to fixed charges (2)	8.21X	6.93X	5.33X	4.26X	3.86X

Cash flows provided by (used in):
Operating activities	$375.8	498.9	295.2	325.9	211.3
Investing activities	(584.6)	(188.0)	(164.2)	(151.3)	(389.2)
Financing activities	191.6	(203.0)	(128.4)	(208.7)	110.5

Assets under management (in billions) (3)	$56.4	53.6	47.6	47.0	47.7
Total square feet under management	3,994	3,440	2,954	2,606	2,098

Balance Sheet Data:
Cash and cash equivalents	$216.6	250.4	152.7	152.2	184.5
Total assets	6,205.2	5,075.3	4,597.4	4,351.5	3,932.6
Total debt (4)	579.2	294.6	454.5	476.2	528.1
Deferred business acquisition obligations (5)	97.5	118.1	135.2	213.4	299.1
Total liabilities	3,475.8	2,652.8	2,406.5	2,392.2	2,238.3
Total Company shareholders' equity	2,688.8	2,386.8	2,179.7	1,951.2	1,691.1
(1) EBITDA attributable to common shareholders represents earnings before interest expense, net of interest income, income taxes, depreciation and amortization. Although EBITDA attributable to common shareholders a non-GAAP financial measure, it is used extensively by management and is useful to investors and lenders as metrics for evaluating operating performance and liquidity. EBITDA attributable to common shareholders also is used in the calculations of certain covenants related to the Facility. However, EBITDA attributable to common shareholders should not be considered as an alternative either to net income available to common shareholders or net cash provided by operating activities, both of which are determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Because EBITDA attributable to common shareholders is not calculated under U.S. GAAP, our EBITDA attributable to common shareholders may not be comparable to similarly titled measures used by other companies.
Below is a reconciliation of our net income attributable to common shareholders to EBITDA attributable to common shareholders and then to EBITDA as presented in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
($ in millions)	2015	2014	2013	2012	2011
Net income attributable to common shareholders	$438.4	385.7	269.5	207.6	164.0
Interest expense, net of interest income	28.1	28.3	34.7	35.2	35.6
Provision for income taxes	132.8	97.6	92.1	69.2	56.4
Depreciation and amortization	108.1	94.4	79.8	78.8	82.8
EBITDA attributable to common shareholders	$707.4	606.0	476.1	390.8	338.8
Add:
Net income attributable to noncontrolling interest	7.6	2.0	3.5	0.8	1.2
Dividends on unvested common stock, net of tax	0.3	0.3	0.4	0.5	0.4
EBITDA	$715.3	608.3	480.0	392.1	340.4

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA.

	Year Ended December 31,
($ in millions)	2015	2014	2013	2012	2011
Net cash provided by operating activities	$375.8	498.9	295.2	325.9	211.3
Interest expense, net of interest income	28.1	28.3	34.7	35.2	35.6
Provision for income taxes	132.8	97.6	92.1	69.2	56.4
Change in working capital and non-cash expenses	170.7	(18.8)	54.1	(39.5)	35.5
EBITDA	$707.4	606.0	476.1	390.8	338.8
(2) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, net of interest income and including amortization of debt discount and financing costs, capitalized interest and one-third of rental expense, which we believe is representative of the interest component of rental expense.
(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported on a one quarter lag.
(4) Total debt includes long-term borrowings under the Facility, Long-term senior notes and Short-term borrowings, primarily local overdraft facilities.
(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2015, with the only condition on these payments being the passage of time. We include these obligations as debt in the calculation of our leverage ratio under the Facility.

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
We present our Management's Discussion and Analysis in the following sections:
(1)    An executive summary of our business;
(2)    A summary of our critical accounting policies and estimates;
(3)    Certain items affecting the comparability of results;
(4)    Certain market and other risks we face;
(5)    The results of our operations, first on a consolidated basis and then for each of our business segments; and
(6)    Liquidity and capital resources.
EXECUTIVE SUMMARY
JLL provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier, and investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 4.0 billion square feet worldwide. We deliver our array of RES product offerings across our three geographic business segments: (1) the Americas, (2) EMEA, and (3) Asia Pacific. Our fourth business segment, LaSalle, a member of the Jones Lang LaSalle group, is one of the world's largest and most diversified real estate investment management firms, with approximately $56.4 billion of assets under management across the globe.
In 2015, we generated revenue of $6.0 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in British pounds, euros, Australian dollars, Indian rupees, Hong Kong dollars, Chinese yuan, Japanese yen, Singapore dollars and a variety of other currencies.
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
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size. They include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental ("public sector") entities. Increasingly, we are offering services to smaller middle-market companies looking to outsource real estate services. Through our LaSalle segment, we invest for clients on a global basis in both publicly traded real estate securities and private assets.
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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
Revenue Recognition
The SEC's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 104, provides guidance on the application of U.S. GAAP to selected revenue recognition issues. Additionally, the Financial Accounting Standards Board's ("FASB's") Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, provides guidance when accounting for reimbursements received from clients.
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
Allowance for Uncollectible Accounts Receivable
We estimate the allowance necessary to provide for uncollectible accounts receivable. This estimate includes specific accounts from which payment has become unlikely. We also base this estimate on historical experience, combined with a careful review of current developments and with a strong focus on credit quality. The process by which we calculate the allowance begins with the individual business units where we identify specific uncertain accounts. We then reserve for uncertain accounts as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We review these allowances on a quarterly basis to ensure they are appropriate. As part of this review, we develop a range of potential allowances on a consistent formulaic basis. Our allowance for uncollectible accounts receivable as determined under this methodology was $23.2 million and $17.9 million as of December 31, 2015 and 2014, respectively.
Bad debt expense was $14.5 million, $8.2 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We believe we have an adequate reserve for our accounts receivables as of December 31, 2015 given the current economic conditions and the credit quality of our clients. However, changes in our estimates of collectability could significantly impact our bad debt expense in the future. For additional information on our allowance for uncollectible accounts see the Financing Receivables section of Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.
Goodwill
Historically we have grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, the largest asset on our balance sheet is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually. ASC Topic 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
We have considered both quantitative and qualitative factors with respect to the performance of our annual impairment tests of goodwill during the last three years. For each period tested, we determined the fair value of our reporting units to be substantially in excess of the carrying value primarily considering (1) our market capitalization in relation to the aggregate carrying value of our net assets, (2) our overall annual financial performance, and (3) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit. In addition to our annual impairment evaluation, we consider whether events or circumstances have occurred in the period subsequent to our annual impairment testing which indicate it is more likely than not an impairment loss has occurred.

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
We evaluate investments in real estate ventures, except for those reported at fair value, for indications of whether (1) we may not be able to recover the carrying value of our investments and (2) our equity investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators at the underlying real estate assets that comprise the majority of our investments. We base such assessments, with regard to both the investment and underlying asset levels, on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns and our ability and intent to continue to hold each investment. When events or changes in circumstances indicate the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures in the Consolidated Statements of Comprehensive Income, are generally the result of completing discounted cash flow models to determine fair value. Additionally, we consider a number of factors, including our share of co-investment cash flows and the fair value of our investments, in determining whether or not our equity investment is other than temporarily impaired.
Impairment charges included within Equity earnings from real estate ventures aggregated to $6.0 million, $2.4 million, and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. It is reasonably possible that if real estate values or the periods over which assets are held decline, we may sustain additional impairment charges on our Investments in real estate ventures in future periods.
For investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. We reflect these fair value adjustments as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. For the years ended December 31, 2015, 2014, and 2013, we included fair value gains of $21.1 million, $7.1 million, and $5.1 million, respectively, in Equity earnings.
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period including the enactment date.
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
Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 10% to 40% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates.
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.

Our effective tax rates for years ended December 31, 2015, 2014, and 2013 were 22.9%, 20.1%, and 25.2%, respectively. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (20.25%), The People’s Republic of China (25%), and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Cyprus (12.5%), Ireland (12.5%), Poland (19%), and Switzerland (21.2%).
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the U.S. and the various international jurisdictions where we earn such amounts. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when we repatriate them. As such, we could incur taxes in the U.S. upon repatriation without credits for foreign taxes paid on such earnings. We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we estimate our resulting U.S. tax liability would be approximately $235 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
We have established valuation allowances against deferred tax assets where expected future taxable income does not support their realization on a more likely than not basis. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (1) specific indications the carrying value of the related tax asset is more likely than not recoverable or (2) the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
($ in millions)	2015	2014
Gross deferred tax assets	$344.7	364.9
Valuation allowance	51.7	62.0
The decrease in gross deferred tax assets in 2015 was primarily the result of tax loss carryover utilization.
We evaluate our segment operating performance before tax, and do not consider it meaningful to allocate tax by segment. Estimations and judgments relevant to the determination of tax expense, assets, and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way we organize, manage, and report our business operations. For example, the same legal entity may include both LaSalle and RES businesses in a particular country.
As of December 31, 2015, the amount of unrecognized tax benefits was $28.3 million. We believe it is reasonably possible that matters for which we have recorded $7.0 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2015. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of the Company. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Self-Insurance Programs
For all of our U.S.-based employees, we have chosen to retain certain risks regarding health insurance and workers' compensation rather than purchase third-party insurance. Estimating our exposure to such risks involves subjective judgments about future developments.

•
Health Insurance: We self-insure our health benefits for all U.S.-based employees, although we purchase stop-loss coverage on an annual basis to limit our exposure. We self-insure because we believe that on the basis of our historical claims experience, the demographics of our workforce and trends in the health insurance industry, we incur reduced expense by self-insuring our health benefits as opposed to purchasing health insurance through a third party. We estimate our likely full-year cost at the beginning of the year and expense this cost on a straight-line basis throughout the year. In the fourth quarter, we estimate the required reserve for unpaid health costs, including those not yet reported, we would need at year-end. The accrual balance for our health insurance program, which can relate to multiple years, was $10.5 million and $11.0 million as of December 31, 2015 and 2014, respectively.

The table below sets out certain information related to the cost of the health insurance program.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Expense to the Company	$46.7	37.1	29.8
Employee contributions	14.9	14.1	11.8
Adjustment to prior year reserve	(0.5)	(0.2)	(0.4)
Total program cost	$61.1	51.0	41.2

•
Workers' Compensation Insurance: We self-insure for workers' compensation insurance claims because our workforce has historically experienced fewer claims than is customary for our industry. We purchase stop-loss coverage to limit our exposure to large, individual claims. We accrue workers' compensation expense based on applicable state rate and job classifications. On an annual basis in the third quarter, we engage in a comprehensive analysis to develop a range of potential exposure, and considering actual experience, we reserve our best estimate of the liability based on that range. The changes in estimate (including expenses for reserve charges) for the years ended December 31, 2015, 2014 and 2013 were $9.6 million, $15.5 million, and $9.7 million. The accrual balance for workers' compensation insurance claims, which can relate to multiple years, was $37.4 million and $33.7 million as of December 31, 2015 and 2014, respectively.

•
Captive Insurance Company: In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance program by the use of a wholly-owned captive insurance company to provide professional indemnity and employment practice liability insurance coverage on a "claims made" basis. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. The accrual balance for professional indemnity claims facilitated through our captive insurance company, which can relate to multiple years, was $19.2 million and $9.2 million, as of December 31, 2015 and 2014, respectively.

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
LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees when performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, as applicable, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of (1) impairment charges, (2) gains (losses) on investments reported at fair value, (3) gains (losses) on asset dispositions, and (4) incentive fees recorded as Equity earnings. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
The comparability of these items can be seen in Note 3, Business Segments, of the Notes to Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which as of December 31, 2015 had a maximum borrowing capacity of $2.0 billion and consisted of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility were $335.1 million during 2015, with an effective interest rate of 1.1%. We had outstanding borrowings of $255.0 million under the Facility and outstanding letters of credit of $18.2 million as of December 31, 2015. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes due in November 2022 (the "Notes") bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company's exposure to future movements in interest rates.

Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in the prior three years and we had no such agreements outstanding as of December 31, 2015.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 57% and 59% of our total revenue for 2015 and 2014, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% of revenue for 2015) and the euro (13% of revenue for 2015).
We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as a partial operational hedge against our translation exposures to British pounds and Singapore dollars.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2015, we had forward exchange contracts in effect with a gross notional value of $2.28 billion ($1.26 billion on a net basis) and a net fair value loss of $11.7 million. This net carrying loss is generally offset by a carrying gain in associated intercompany loans.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2015	% of Total	2014	% of Total
United States dollar	$2,536.4	42.5%	$2,214.1	40.8%
British pound	915.5	15.3	833.4	15.3
Euro	748.7	12.6	701.8	12.9
Australian dollar	303.0	5.1	303.1	5.6
Indian rupee	189.4	3.2	155.1	2.9
Hong Kong dollar	186.7	3.1	170.5	3.1
Chinese yuan	178.6	3.0	169.2	3.1
Japanese yen	170.0	2.8	155.1	2.9
Singapore dollar	123.2	2.1	157.7	2.9
Other currencies	614.2	10.3	569.6	10.5
Total revenue	$5,965.7	100.0%	$5,429.6	100.0%
Had Euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2015, we estimate our reported operating income would have increased by $10.7 million. Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2015, we estimate our reported operating income would have increased by $2.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three year period ended December 31, 2015.

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
We define market volumes for Leasing as gross absorption of office real estate space in square meters for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Throughout Results of Operations, discussion of percentage changes and reported adjusted EBITDA margins are in local currency unless otherwise noted.
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
Year Ended December 31, 2015 compared with Year Ended December 31, 2014

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,669.5	1,540.0	129.5	8%	13%
Capital Markets & Hotels	955.8	822.9	132.9	16	25
Property & Facility Management (1)	1,128.2	1,070.6	57.6	5	13
Project & Development Services (1)	510.0	434.5	75.5	17	26
Advisory, Consulting and Other	503.9	465.6	38.3	8	18
LaSalle	397.0	368.1	28.9	8	16
Total firm fee revenue	5,164.4	4,701.7	462.7	10	17
Gross contract costs	801.3	727.9	73.4	10	23
Total firm revenue	5,965.7	5,429.6	536.1	10	18
Compensation, operating and administrative expenses excluding gross contract costs	4,492.4	4,099.2	393.2	10	17
Gross contract costs	801.3	727.9	73.4	10	23
Depreciation and amortization	108.1	94.3	13.8	15	20
Restructuring and acquisition charges	34.1	42.5	(8.4)	(20)	(15)
Total operating expenses	5,435.9	4,963.9	472.0	10	18
Operating income	$529.8	465.7	64.1	14%	25%
Adjusted EBITDA (2)	$749.4	650.8	98.6	15%	24%
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

Adjusted operating income excludes the impact of restructuring and acquisition charges. Adjusted operating income margin is calculated by dividing adjusted operating income by fee revenue. Below are reconciliations of revenue and operating expenses to fee revenue and fee-based operating expenses, as well as adjusted operating income margin calculations.

	Year Ended December 31,
($ in millions)	2015	2014
Revenue	$5,965.7	5,429.6
Gross contract costs	(801.3)	(727.9)
Fee revenue	$5,164.4	4,701.7

Operating expenses	$5,435.9	4,963.9
Gross contract costs	(801.3)	(727.9)
Fee-based operating expenses	$4,634.6	4,236.0

Operating income	$529.8	465.7

Add:
Restructuring and acquisition charges	34.1	42.5
Adjusted operating income	$563.9	508.2

Adjusted operating income margin	10.9%	10.8
Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2015	2014
Net income	$446.3	388.0
Add:
Interest expense, net of interest income	28.1	28.3
Provision for income taxes	132.8	97.6
Depreciation and amortization	108.1	94.4
EBITDA	$715.3	608.3
Add:
Restructuring and acquisition charges	34.1	42.5
Adjusted EBITDA	$749.4	650.8

REVENUE
In 2015, fee revenue was $5.2 billion, a 17% increase from 2014, led primarily by a 26% increase in Project & Development Services, a 25% increase in Capital Markets & Hotels and a 16% increase in LaSalle. Fee revenue growth was not only broad-based by service line, but also geographically, with double-digit year-over-year percentage growth in all four business segments.
The 26% increase in Project & Development services reflects the results of increased cross-selling across service lines, incremental revenue contributions from recent acquisitions along with the continued expansion of our Tetris fit-out offering, which primarily operates across EMEA. The 25% increase in Capital Markets & Hotels revenue was led by increased performance in the Americas and EMEA and followed a 15% revenue increase in 2014. The growth in the Americas was aided by the fourth quarter acquisition of Oak Grove Capital, a multifamily finance provider located in the United States. Global investment volumes, as separately reported by JLL Research, increased 8% above 2014 results. LaSalle achieved its full-year revenue growth compared with 2014 through increases of (1) $18.2 million in incentive fees, which arose from property dispositions of legacy investments on behalf of clients, as well as positive market conditions for executing such dispositions at gains, (2) $7.3 million in advisory fees from new mandates and growth of existing real estate funds, partially offset by the impact of property sales, and (3) $3.4 million in transaction fees from increased investment activity for capital raised.
Our total firm revenue increased 10% in U.S. dollars and 18% in local currency, with foreign currency exchange rate fluctuations during 2015 in the euro, British pound sterling and Australian dollar having the most notable impact on the spread between revenue on a U.S. dollars basis and local currency basis.
Our fourth-quarter fee revenue increased 14% to $1.7 billion, with all segments reporting fee revenue growth of 10% or more as compared to the fourth quarter of 2014. Despite the 25% annual growth in Capital Markets & Hotels, activity in our U.K., China and Australia capital markets businesses realized some moderation in the fourth quarter of 2015 in alignment with local market conditions. This contributed to our fourth-quarter fee revenue growth being outpaced by annual fee revenue growth during 2015.
OPERATING EXPENSES
During 2015, operating expenses, excluding gross contract costs (“fee-based operating expenses”), increased to $4.6 billion, a year-over-year increase of 17% and in-line with the growth in fee revenue over the same period. In addition to cost increases in support of higher revenue levels, the noted increase was driven by continued investment in our operating platform to drive growth and efficiencies along with incentive compensation due to higher transaction volumes. Depreciation and amortization increased 20% to $108.1 million, reflecting increased capital expenditures, particularly in technology affecting both back office processes and client interactions.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.6% for 2015 as compared with 13.8% in 2014, which reflects increases in transaction-driven activity in our Capital Markets & Hotels and Leasing businesses globally, along with improvements in productivity across our platform.
Adjusted EBITDA does not include restructuring and acquisition charges, which decreased to $34.1 million in 2015 from $42.5 million in 2014. Excluding the charges associated with the write-off of indemnification assets of $12.8 million and $34.5 million in 2015 and 2014, respectively, restructuring and acquisition charges increased $13.3 million year-over-year. The increase primarily reflected professional fees incurred in support of the increased level of acquisition activity in 2015.
INTEREST EXPENSE
Net interest expense for 2015 was $28.1 million, down from $28.3 million in 2014, primarily the result of lower average borrowings in 2015. The average outstanding borrowings under our credit facility decreased from $357.0 million during 2014 to $335.1 million in 2015, and deferred acquisition obligations decreased from $118.1 million as of December 31, 2014 to $97.5 million as of December 31, 2015.
EQUITY EARNINGS FROM REAL ESTATE VENTURES
In 2015, we recognized equity earnings of $77.5 million from our investments in real estate ventures compared with $48.3 million in 2014, resulting primarily from the sale of assets within LaSalle co-investments along with net valuation increases for investments reported at fair value, reflecting positive investment performance on behalf of clients.
PROVISION FOR INCOME TAXES
The provision for income taxes was $132.8 million in 2015, which represents an effective tax rate of 22.9%. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.
NET INCOME
Net income attributable to common shareholders was $438.4 million for 2015, or $9.65 per diluted weighted average share, compared with $385.7 million for 2014, or $8.52 per diluted weighted average share.

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

AMERICAS - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$1,165.6	1,039.5	126.1	12%	14%
Capital Markets & Hotels	331.6	266.6	65.0	24	25
Property & Facility Management (1)	499.3	454.3	45.0	10	14
Project & Development Services (1)	258.0	222.7	35.3	16	20
Advisory, Consulting and Other	138.9	125.6	13.3	11	13
Equity earnings	5.9	0.8	5.1	n.m.	n.m.
Total segment fee revenue	2,399.3	2,109.5	289.8	14	16
Gross contract costs	212.1	210.4	1.7	1	11
Total segment revenue	2,611.4	2,319.9	291.5	13	16
Compensation, operating and administrative expenses excluding gross contract costs	2,085.0	1,834.9	250.1	14	16
Gross contract costs	212.1	210.4	1.7	1	11
Depreciation and amortization	63.2	55.2	8.0	14	15
Total operating expenses	2,360.3	2,100.5	259.8	12	15
Operating income	$251.1	219.4	31.7	14%	19%
Adjusted EBITDA	$314.3	274.6	39.7	14%	18%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.
Fee revenue for the Americas was $2.4 billion, an increase of 16% over 2014 results. Revenue growth was broad-based with all service lines reflecting year-over-year increases greater than 10%. The primary revenue growth drivers for the segment in 2015 were Capital Markets & Hotels, up 25%, Project & Development Service, up 20%, and Leasing, up 14%, as compared to 2014.
The Capital Markets & Hotels revenue growth was driven by increases in productivity, another year of performance improvement in our hotels business and the acquisition of Oak Grove Capital completed in the fourth quarter of 2015. The Leasing results reflected growth in the U.S., focused in the New York, Dallas, Southwest and Northwest markets. Additionally, the U.S. leasing business outperformed against market results as measured by gross absorption, which increased in the U.S. by 2% in 2015 as separately reported by JLL Research. As previously mentioned in the discussion of our consolidated results, Project & Development services benefited from continued expansion of efforts to cross-sell across service lines and from key strategic acquisitions over the past few years.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $2.1 billion for the year, up from $1.9 billion in 2014 in support of higher revenue activity and also reflecting increased investments in technology and data management that did not qualify for capitalization to support our clients and our growing platform. Operating income was $251.1 million for 2015, compared with $219.4 million in 2014, up 19%. Adjusted EBITDA was $314.3 million for 2015, compared with $274.6 million in 2014, up 18%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 13.3% for 2015, compared with 13.0% in 2014.

EMEA - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$289.4	295.2	(5.8)	(2)%	11%
Capital Markets & Hotels	474.8	411.8	63.0	15	29
Property & Facility Management (1)	224.4	236.9	(12.5)	(5)	6
Project & Development Services (1)	170.1	139.6	30.5	22	38
Advisory, Consulting and Other	247.0	232.7	14.3	6	18
Equity earnings	0.8	—	0.8	n.m.	n.m.
Total segment fee revenue	1,406.5	1,316.2	90.3	7	20
Gross contract costs	397.4	316.4	81.0	26	45
Total segment revenue	1,803.9	1,632.6	171.3	10	25
Compensation, operating and administrative expenses excluding gross contract costs	1,233.8	1,171.6	62.2	5	18
Gross contract costs	397.4	316.4	81.0	26	45
Depreciation and amortization	27.2	23.8	3.4	14	26
Total operating expenses	1,658.4	1,511.8	146.6	10	24
Operating income	$145.5	120.8	24.7	20%	38%
Adjusted EBITDA	$172.7	144.6	28.1	19%	36%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.
Fee revenue for EMEA was $1.4 billion, an increase of 20% over 2014 results. Revenue growth was driven by Capital Markets & Hotels, up 29%, and Project & Development Services, up 38%, as compared to 2014.
The Capital Markets & Hotels revenue growth was driven by our representation in transactions throughout 2015, focused in Germany, France, the U.K., Sweden, Switzerland and Poland. We outperformed the base terms of certain mandates, which generated transaction incentive fees to further drive revenue growth year-over-year. Additionally, our capital markets business in EMEA outperformed against market volumes, which increased by 14% as separately reported by JLL Research. The Project & Development Services growth in 2015 reflects our continued success in winning international mandates from European multinational companies along with the ongoing expansion of our Tetris platform, which benefited from acquisitions in the U.K., Poland and Germany during 2015.
Growth in the region for the year overall was broad-based, led by the U.K., Germany, France, and Middle East, North Africa ("MENA"). EMEA finished the year with fourth-quarter fee revenue of $492.5 million, an increase of 13% over the comparable period in 2014, with double-digit revenue growth in Project & Development Services, up 57%, Property & Facility Management, up 13%, and Capital Markets & Hotels, up 11%.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $1.3 billion for 2015, compared with $1.2 billion in 2014, due to supporting higher revenue activity, including work from new clients and increased incentive compensation due to higher transaction volumes. Operating income was $145.5 million for 2015, compared with $120.8 million for 2014, up 38%. Adjusted EBITDA was $172.7 million for 2015, compared with $144.6 million in 2014, up 36%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 12.4% for 2015, compared with 11.0% for 2014.

ASIA PACIFIC - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$214.5	205.3	9.2	4%	13%
Capital Markets & Hotels	149.4	144.5	4.9	3	15
Property & Facility Management (1)	404.5	379.4	25.1	7	17
Project & Development Services (1)	81.9	72.2	9.7	13	25
Advisory, Consulting and Other	118.0	107.3	10.7	10	21
Equity earnings	0.7	0.4	0.3	75	70
Total segment fee revenue	969.0	909.1	59.9	7	17
Gross contract costs	191.8	201.1	(9.3)	(5)	1
Total segment revenue	1,160.8	1,110.2	50.6	5	14
Compensation, operating and administrative expenses excluding gross contract costs	866.3	811.6	54.7	7	17
Gross contract costs	191.8	201.1	(9.3)	(5)	1
Depreciation and amortization	15.5	13.3	2.2	17	27
Total operating expenses	1,073.6	1,026.0	47.6	5	14
Operating income	$87.2	84.2	3.0	4%	18%
Adjusted EBITDA	$102.7	97.5	5.2	5%	19%
(1) Amounts have been adjusted to remove gross contract costs.
Fee revenue for Asia Pacific was $969.0 million, an increase of 17% over 2014 results. Revenue growth was driven by Project & Development Services, up 25%, Property & Facility Management, up 17%, and Leasing, up 13%, as compared to 2014.
The Project & Development Services revenue growth was driven by mandates on behalf of various Australian government agencies during 2015. Growth in Property & Facility Management was generally broad-based across the segment as regional and local Asian companies increasingly looked to outsource services. Additionally, acquisitions of companies in Australia and Japan during 2015 contributed to the year-over-year growth in Property & Facility Management revenue. The increase in Leasing revenue in the segment during 2015 was driven by performance in Australia, China, Hong Kong and India, but when factoring 2015 performance in Singapore, Japan and Indonesia, our Asia Pacific leasing growth trailed market gross absorption, which increased 19% year-over-year as separately reported by JLL Research.
Growth in the region for the year was led by Japan and India. Asia Pacific finished the year with fourth-quarter fee revenue of $316.6 million, an increase of 14%, with double-digit fee revenue growth across all service lines except Capital Markets & Hotels, which decreased 12% in the fourth quarter of 2015 in relation to the comparable period in 2014 in response to slowing capital markets in China and Australia.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $881.8 million, compared with $824.9 million last year, due to supporting higher revenue activity and costs associated with new clients. Operating income was $87.2 million for 2015, compared with $84.2 million for 2014, up 18%. Adjusted EBITDA was $102.7 million for 2015, compared with $97.5 million for 2014, up 19%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.0% for 2015, compared with 10.7% for 2014.

LASALLE INVESTMENT MANAGEMENT

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Advisory fees	$242.9	235.6	7.3	3%	10%
Transaction fees & other	30.6	27.2	3.4	13	22
Incentive fees	123.5	105.3	18.2	17	27
Equity earnings	70.1	47.0	23.1	49	50
Total segment revenue	$467.1	415.1	52.0	13	20
Compensation, operating and administrative expenses	307.3	281.0	26.3	9	17
Depreciation and amortization	2.2	2.1	0.1	5	16
Total operating expenses	$309.5	283.1	26.4	9	17
Operating income	$157.6	132.0	25.6	19	27
Adjusted EBITDA	$159.8	134.1	25.7	19%	26%
LaSalle's total segment revenue for 2015 was $467.1 million, up 20% from 2014. Advisory fees were $242.9 million for 2015, up 10% from 2014 and 9% for the fourth quarter. The movement in advisory fees was primarily due to adding new mandates and real estate funds, partially offset by the impact of portfolio sales. Also included in LaSalle’s total segment revenue were incentive fees of $123.5 million, driven by mature funds, primarily in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate holdings as the funds near the end of their stated investment periods. LaSalle equity earnings for 2015 were $70.1 million, a 50% increase as compared to 2014, driven by gains recognized from dispositions of legacy investments and from increases in asset values for investments reported at fair value.
Operating expenses were $309.5 million and $283.1 million for 2015 and 2014, respectively, with increases driven by compensation on increased transaction and incentive fee activity. Operating income was $157.6 million for 2015, compared with $132.0 million for 2014, up 27%. Adjusted EBITDA was $159.8 million for 2015, compared with $134.1 million for 2014, up 26%. Adjusted EBITDA margin was 34.0% for 2015, compared with 32.3% in 2014.
In 2015, LaSalle's capital raising momentum continued with $5.0 billion in equity commitments obtained during the year. Assets under management were $56.4 billion as of December 31, 2015, compared with $53.6 billion as of December 31, 2014. The net increase in assets under management included $13.2 billion of acquisitions and takeovers and $3.6 million of net valuation increases, partially offset by $11.5 million of dispositions and withdrawals and $2.5 billion of net reductions due to foreign currency movements. Assets under management decreased by $0.8 billion during the fourth quarter of 2015 as a result of $4.7 billion of dispositions and withdrawals and $0.8 billion of net reductions due to foreign currency movements, partially offset by $3.3 billion of acquisitions and takeovers and $1.4 billion of net valuation increases.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,540.0	1,321.7	218.3	17%	17%
Capital Markets & Hotels	822.9	716.1	106.8	15	15
Property & Facility Management (1)	1,070.6	947.7	122.9	13	15
Project & Development Services (1)	434.5	372.4	62.1	17	18
Advisory, Consulting and Other	465.6	414.2	51.4	12	13
LaSalle	368.1	254.7	113.4	45	45
Total firm fee revenue	4,701.7	4,026.8	674.9	17	18
Gross contract costs	727.9	434.8	293.1	67	71
Total firm revenue	5,429.6	4,461.6	968.0	22	23
Compensation, operating and administrative expenses excluding gross contract costs	4,099.2	3,559.8	539.4	15	16
Gross contract costs	727.9	434.8	293.1	67	71
Depreciation and amortization	94.3	79.9	14.4	18	18
Restructuring and acquisition charges	42.5	18.3	24.2	n.m.	n.m.
Total operating expenses	4,963.9	4,092.8	871.1	21	22
Operating income	$465.7	368.8	96.9	26%	30%
Adjusted EBITDA (2)	$650.8	498.3	152.5	31%	34%
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

Adjusted operating income excludes the impact of restructuring and acquisition charges. Adjusted operating income margin is calculated by dividing adjusted operating income by fee revenue. Below are reconciliations of revenue and operating expenses to fee revenue and fee-based operating expenses, as well as adjusted operating income margin calculations.

	Year Ended December 31,
($ in millions)	2014	2013
Revenue	$5,429.6	4,461.6
Gross contract costs	(727.9)	(434.8)
Fee revenue	$4,701.7	4,026.8

Operating expenses	$4,963.9	4,092.8
Gross contract costs	(727.9)	(434.8)
Fee-based operating expenses	$4,236.0	3,658.0

Operating income	$465.7	368.8

Add:
Restructuring and acquisition charges	42.5	18.3
Adjusted operating income	$508.2	387.1

Adjusted operating income margin	10.8%	9.6
Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA:

	Year Ended December 31,
($ in millions)	2014	2013
Net income	$388.0	273.4
Add:
Interest expense, net of interest income	28.3	34.7
Provision for income taxes	97.6	92.1
Depreciation and amortization	94.4	79.8
EBITDA	$608.3	480.0
Add:
Restructuring and acquisition charges	42.5	18.3
Adjusted EBITDA	$650.8	498.3

REVENUE
In 2014, fee revenue was $4.7 billion, an 18% increase from 2013, led by a 45% increase in LaSalle, a 17% increase in Leasing, and 15% increases in both Capital Markets & Hotels and Property & Facility Management. Fee revenue growth was not only broad-based by service category, but also geographically, with double-digit year-over-year growth in all four business segments. Our full-year growth resulted in part from fourth-quarter fee revenue increasing 19% to $1.6 billion, with all segments reporting year-over-year fee revenue growth of 15% or more in the fourth quarter.
LaSalle achieved its revenue growth compared with 2013 through increases of (1) $91.7 million in incentive fees, which arise from property dispositions at increased values and reflect investment performance for clients, as well as positive market conditions for executing such dispositions at gains, (2) $12.6 million in advisory fees from new mandates and real estate funds, partially offset by the impact of portfolio sales, and (3) $9.1 million in transaction fees from increased investment activity for capital raised. The 17% increase in Leasing revenue reflects outperformance against overall market volumes as separately reported by JLL Research, that were mixed across markets. The 15% increase in Capital Markets & Hotels revenue followed a 40% revenue increase in 2013, against global investment volume increases of 20% and 21% over the last two years as separately reported by JLL Research. Property & Facility Management fee revenue grew 15% due to new real estate outsourcing client wins and expansions of existing relationships, driving growth in our annuity RES businesses. Project & Development Services fee revenue increased 18%, with positive contributions from each geographic segment, led by a 20% increase in Americas and an 18% increase in EMEA.
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
OPERATING EXPENSES
In 2014, operating expenses, excluding gross contract costs ("fee-based operating expenses") increased to $4.1 billion, a year-over-year increase of 16%. This increase was due to costs to support higher revenue levels, increased incentive compensation due to higher transaction volumes and our continued investment in our operating platform to drive growth and efficiencies. Depreciation and amortization expenses increased 18%, reflecting increased capital expenditures which also support continued investment in our platform. Fee-based operating margins, excluding restructuring and acquisition charges, improved to 10.9% for 2014 from 9.7% for 2013, as a result of increased revenue and operating efficiencies as described above.
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
INTEREST EXPENSE
Net interest expense for 2014 was $28.3 million, down from $34.7 million in 2013, primarily the result of lower cost of debt from the renewal of our Facility in October 2013 and lower average borrowings in 2014. In the renewal of the Facility in October 2013, the range in pricing for borrowing under the Facility decreased from LIBOR plus 1.125% to 2.25% to LIBOR plus 1.00% to 1.75%. The average outstanding borrowings under the Facility decreased from $450.5 million during the year ended December 31, 2013 to $357.0 million for the comparable period in 2014, and deferred acquisition obligations decreased from $140.6 million as of December 31, 2013 to $122.0 million as of December 31, 2014.
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

AMERICAS - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$1,039.5	877.7	161.8	18%	19%
Capital Markets & Hotels	266.6	218.9	47.7	22	22
Property & Facility Management (1)	454.3	407.5	46.8	11	13
Project & Development Services (1)	222.7	187.7	35.0	19	20
Advisory, Consulting and Other	125.6	114.2	11.4	10	10
Equity earnings	0.8	0.5	0.3	60	41
Total segment fee revenue	2,109.5	1,806.5	303.0	17	18
Gross contract costs	210.4	112.1	98.3	88	96
Total segment revenue	2,319.9	1,918.6	401.3	21	22
Compensation, operating and administrative expenses excluding gross contract costs	1,834.9	1,577.2	257.7	16	17
Gross contract costs	210.4	112.1	98.3	88	96
Depreciation and amortization	55.2	45.3	9.9	22	22
Total operating expenses	2,100.5	1,734.6	365.9	21	22
Operating income	$219.4	184.0	35.4	19%	19%
Adjusted EBITDA	$274.6	229.3	45.3	20%	20%
(1) Amounts have been adjusted to remove gross contract costs.
Fee revenue for the Americas was $2.1 billion, an increase of 18% from 2013. Revenue growth was broad-based, with Leasing up 19%, Capital Markets & Hotels up 22%, Property & Facility Management up 13%, and Project & Development Services up 20%, compared with last year. The Leasing results reflected outperformance against market volumes in terms of gross absorption, which declined in the U.S. in 2014 as separately reported by JLL Research. The Capital Markets increases were driven by increases in real estate investment banking and multifamily investment sales, as well as record performance in Hotels transactions and other activity for the Americas. Property & Facility Management and Project & Development Services increased from new client contract wins and expansions of existing relationships, driving growth in our annuity RES businesses. Geographically, in addition to the U.S., operations in each of Canada and Latin America contributed to transaction and annuity revenue growth.
Fee-based operating expenses were $1.9 billion for the year, an increase of 17% from 2013 due to supporting higher revenue activity and new client wins. Operating income was $219.4 million for 2014, compared with $184.0 million in 2013, up 19%, and operating income margin calculated on a fee revenue basis was 10.4% for 2014 compared with 10.2% for 2013.

EMEA - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$295.2	271.5	23.7	9%	9%
Capital Markets & Hotels	411.8	333.3	78.5	24	23
Property & Facility Management (1)	236.9	192.6	44.3	23	21
Project & Development Services (1)	139.6	117.4	22.2	19	18
Advisory, Consulting and Other	232.7	203.7	29.0	14	13
Equity losses	—	(0.5)	0.5	n.m.	n.m.
Total segment fee revenue	1,316.2	1,118.0	198.2	18	17
Gross contract costs	316.4	204.6	111.8	55	54
Total segment revenue	1,632.6	1,322.6	310.0	23	23
Compensation, operating and administrative expenses excluding gross contract costs	1,171.6	1,008.2	163.4	16	15
Gross contract costs	316.4	204.6	111.8	55	54
Depreciation and amortization	23.8	20.5	3.3	16	13
Total operating expenses	1,511.8	1,233.3	278.5	23	21
Operating income	$120.8	89.3	31.5	35%	45%
Adjusted EBITDA	$144.6	109.8	34.8	32%	39%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.
EMEA's full-year fee revenue was $1.3 billion, an increase of 17% from 2013. Revenue growth was driven by Capital Markets & Hotels, up 23%, Property & Facility Management, up 21%, and Project & Development Services, up 18%, compared with last year. Capital Markets revenue increases were generally in line with market investment volume increases of approximately 25% as separately reported by JLL Research, with revenue increases driven by the U.K., Germany, France and Sweden. Leasing revenue grew 9%, also generally in line with market volumes that increased by approximately 6% in Europe in 2014 as separately reported by JLL Research. Property & Facility Management and Project & Development Services increased due to business wins from European multinationals and expansions of our Tetris fit-out business, driving growth in our annuity RES businesses. Growth in the region for the year overall was broad-based, led by the U.K., Germany, France, Spain, MENA, Ireland, Belgium, Sweden, and the Netherlands. EMEA finished the year with fourth-quarter fee revenue of $475 million, an increase of 24%, with double-digit revenue growth in all service lines, led by a 42% increase in Capital Markets & Hotels.
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

ASIA PACIFIC - REAL ESTATE SERVICES

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Leasing	$205.3	172.5	32.8	19%	23%
Capital Markets & Hotels	144.5	163.9	(19.4)	(12)	(10)
Property & Facility Management (1)	379.4	347.6	31.8	9	14
Project & Development Services (1)	72.2	67.3	4.9	7	11
Advisory, Consulting and Other	107.3	96.3	11.0	11	16
Equity earnings	0.4	0.1	0.3	n.m.	n.m.
Total segment fee revenue	909.1	847.7	61.4	7	11
Gross contract costs	201.1	118.1	83.0	70	76
Total segment revenue	1,110.2	965.8	144.4	15	19
Compensation, operating and administrative expenses excluding gross contract costs	811.6	758.2	53.4	7	10
Gross contract costs	201.1	118.1	83.0	70	76
Depreciation and amortization	13.3	12.2	1.1	9	12
Total operating expenses	1,026.0	888.5	137.5	15	19
Operating income	$84.2	77.3	6.9	9%	15%
Adjusted EBITDA	$97.5	89.5	8.0	9%	15%
n.m. - not meaningful
(1) Amounts have been adjusted to remove gross contract costs.
Asia Pacific fee revenue grew to $909.1 million in 2014, an increase of 11% from 2013. Revenue growth was driven by Leasing, up 23%, and Property & Facility Management, up 14%, compared with last year. The Leasing results outperformed market volumes of 16% higher gross absorption in 2014 as separately reported by JLL Research. Capital Markets & Hotels revenue was down 10% for the year following a 54% increase in the prior year, but was up 5% in the fourth quarter. Property & Facility Management fee revenue increased 14%, with demand for the services continuing to grow with increases in both the quality of property inventory in the region and in outsourcing by Asian companies. Fourth-quarter fee revenue was $302.5 million, an increase of 16% from 2013. Revenue growth for the fourth quarter and the year was led by Greater China and India geographically, but was also broad-based across the region's Property & Facility Management platform.
Asia Pacific's total revenue increased 15% in U.S. dollars and 19% in local currency. The difference between the local currency increase and the U.S. dollar increase was driven by the year-over-year weakening in the Japanese yen decreasing 8%, the Australian dollar decreasing 7% and the Indian rupee decreasing 4%.
Fee-based operating expenses were $824.9 million for 2014, an increase of 11% due to supporting higher revenue activity and new clients. Operating income margin calculated on a fee revenue basis increased to 9.3% for 2014 from 9.1% in 2013.

LASALLE INVESTMENT MANAGEMENT

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2014	2013	U.S. dollars		Currency
Advisory fees	$235.6	223.0	12.6	6%	5%
Transaction fees & other	27.2	18.1	9.1	50	53
Incentive fees	105.3	13.6	91.7	n.m.	n.m.
Equity earnings	47.0	31.2	15.8	51	51
Total segment revenue	415.1	285.9	129.2	45	46
Compensation, operating and administrative expenses	281.0	216.2	64.8	30	31
Depreciation and amortization	2.1	1.8	0.3	17	15
Total operating expenses	283.1	218.0	65.1	30	31
Operating income	$132.0	67.9	64.1	94%	95%
Adjusted EBITDA	$134.1	69.7	64.4	92%	93%
n.m. - not meaningful
LaSalle's total segment revenue for the year ended December 31, 2014, which included $27.2 million of transaction fees and $105.3 million of incentive fees, was $415.1 million, up 46% from 2013. Advisory fees were $235.6 million for 2014, up 5% from 2013, and up 9% in the fourth quarter. The movement in advisory fees was primarily due to adding new mandates and real estate funds, partially offset by portfolio sales. Equity earnings for the year ended December 31, 2014 were $47.0 million, a 51% increase as compared with the year ended December 31, 2013, driven by gains from disposition activity and from increases in asset values.
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
In 2014, LaSalle's capital raising momentum continued with $8.9 billion in equity commitments obtained during the year. Assets under management were $53.6 billion as of December 31, 2014, compared with $47.6 billion as of December 31, 2013. The net increase in assets under management included $11.0 billion of acquisitions and takeovers, $8.6 billion of dispositions and withdrawals, $4.3 billion of net valuation increases and $0.7 billion of net reductions due to foreign currency movements. Assets under management increased by $0.6 billion during the fourth quarter as a result of $4.4 billion of acquisitions and takeovers, $2.8 billion of dispositions and withdrawals, $0.5 billion of net valuation increases and $1.5 billion of net reductions due to foreign currency movements.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During 2015, cash flows provided by operating activities were $375.8 million, a decrease of $123.1 million from the $498.9 million of cash flows provided by operating activities in 2014. This year-over-year decrease was primarily the result of an increase in working capital required to support the Company's 10% year-over-year revenue growth and timing of cash receipts and cash payments relating to receivables and payables, respectively.
During 2014, cash flows provided by operating activities were $498.9 million, an increase of $203.7 million from the $295.2 million of cash flows provided by operating activities in 2013. The year-over-year increase was primarily the result of growth in our business, as evidenced by a 42%, or $114.7 million, increase in net income, coupled with improved working capital management.

Cash Flows from Investing Activities
In 2015, we used $584.6 million for investing activities, a $396.7 million increase from the $187.9 million used in 2014. This year-over-year increase was primarily due to a $353.4 million increase in cash used for business acquisitions. In 2015, we completed 20 acquisitions, requiring net cash consideration of $391.6 million, compared to ten acquisitions completed in 2014, which required net cash consideration of $38.2 million. The increase in cash used for investing activities was also due to a $52.9 million increase in restricted cash and other investing activities, which was principally due to an increase in restricted cash balances associated with LaSalle's ordinary course activities.
In 2014, we used $187.9 million for investing activities, a $23.7 million increase from the $164.2 million used in 2013. In 2014, capital expenditures increased $46.2 million year-over-year due primarily to increased investments in our information technology platform and a $15.5 million increase in property acquisitions and capital expenditures by certain consolidated investments designated as variable interest entities ("VIEs"). In 2013, we realized $13.6 million of proceeds from the sale of assets held by these VIEs, with no corresponding activity in 2014. We allocate net assets and net income of these consolidated VIEs entirely to the noncontrolling interest holders as Noncontrolling interest in our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income. These increases from capital expenditures in cash used for investing activities were partially offset by a decrease in cash used for business acquisitions and an increase in cash distributions, net of contributions, from our real estate ventures. In 2014, we spent $38.2 million on business acquisitions, a $19.3 million year-over-year decrease as compared to 2013. In 2014, we realized net distributions from our real estate ventures of $6.0 million as compared to $9.6 million of net contributions in 2013, a year-over-year increase in cash inflows of $15.6 million. The net distributions realized in 2014 were primarily a result of capital markets activity at certain of our co-investments. These can vary significantly from period to period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $191.6 million in 2015, a $394.6 million year-over-year change from the $203.0 million used for financing activities in 2014. This change was driven by a $447.6 million year-over-year increase in net borrowings under the Facility to finance increased acquisition activity and support the continued growth of our business, including investments in people and technology. Partially offsetting the increase in net borrowings was a $12.5 million increase in payments for deferred business acquisition obligations and earn-outs in 2015 as compared with 2014, for legacy acquisitions. Additionally, financing cash flows in 2014 reflected net proceeds of $30.1 million related to the origination of real estate mortgage loans and contributions from noncontrolling interest holders in support of property acquisition activity by a consolidated VIE. There was significantly lower comparable activity in 2015; see additional discussion regarding 2014 activity below.
We used $203.0 million for financing activities in 2014, a $74.6 million year-over-year increase from the $128.4 million used for financing activities in 2013. This increase was primarily due to a year-over-year increase of $142.1 million in net repayments of borrowings under the Facility. Improved operating cash flows and working capital position have allowed us to increase our repayments of outstanding borrowings under the Facility such that as of December 31, 2014 we had no outstanding borrowings under the Facility. Partially offsetting the year-over-year increase in net repayments of borrowings under the Facility was a reduction in payments of deferred business acquisition obligations along with an increase in financing-related cash inflows attributable to the previously discussed consolidated VIEs. Payments of deferred business acquisition obligations decreased $33.1 million year-over-year due primarily to a $34.7 million deferred business obligation payment made in 2013 for the 2008 Staubach acquisition. Financing activities in 2014 also included net proceeds of $18.7 million related to the origination of real estate mortgage loans and contributions of $11.4 million from noncontrolling interest holders for the acquisition of property by the previously discussed consolidated VIEs. Comparable activity during 2013 was minimal.
Credit Facility
On February 25, 2015, we amended and renewed our credit facility (the "Facility"), which resulted in (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion, (2) an extension of the maturity date from October 4, 2018 to February 25, 2020, (3) increases in certain add-backs to adjusted EBITDA (as defined in a Facility) for the calculation of the leverage ratio to provide additional operating flexibility and (4) a range of pricing from LIBOR plus 1.00% to 2.05%. Additionally, the Facility cannot exceed a maximum cash flow leverage ratio of 3.50 to 1, except immediately following a material acquisition, in which case, the leverage capital ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged.
We had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million as of December 31, 2015. As of December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $335.1 million and $357.0 million during the years ended December 31, 2015 and 2014, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $42.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts, and local overdraft facilities) of $49.2 million and $19.6 million as of December 31, 2015 and 2014, respectively, of which $24.6 million and $14.6 million as of December 31, 2015 and 2014, respectively, were attributable to local overdraft facilities.
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
Co-Investment Activity
As of December 31, 2015, we had total investments of $311.5 million in approximately 50 separate property or fund co-investments. Returns of capital exceeded fundings of co-investments by $1.6 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of December 31, 2015, we have 1,563,100 shares we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and paid total annual dividends and dividend-equivalents of $0.56, $0.48 and $0.44 per common share in 2015, 2014 and 2013, respectively. In December 2015, we declared and paid a semi-annual cash dividend of $0.29 per share. There can be no assurance we will declare dividends in the future since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.
Capital Expenditures
Capital expenditures for the years ended December 31, 2015 and 2014 were $149.1 million and $156.9 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Included in capital expenditures for the years ended December 31, 2015 and 2014 are $1.3 million and $24.2 million, respectively, of property acquisitions and capital expenditures made by certain VIEs for which we have determined we are the primary beneficiary and thus required to consolidate the underlying entities (see Note 5, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments). The net assets and net income of the consolidated VIEs are allocated entirely to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Consolidated Statements of Comprehensive Income because we held no equity ownership interests.
Business Acquisitions
In 2015, we paid $391.6 million for acquisitions and we also paid deferred acquisition obligations and contingent earn-out considerations of $51.8 million, which included $29.0 million for the 2011 King Sturge acquisition.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $97.5 million and $118.1 million on our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2015, we had the potential to make earn-out payments for a maximum of $230.4 million (undiscounted) on 28 acquisitions subject to the achievement of certain performance conditions. We anticipate these earn-outs will come due at various times over the next seven years, assuming the achievement of the applicable performance conditions.

Our 2014 acquisition of Tenzing, a Swedish commercial real estate services provider specializing in capital markets, included a redeemable noncontrolling interest in the form of an option agreement that allows us to purchase, and the noncontrolling shareholder to put to us, this noncontrolling interest in the acquired company in annual increments for the four years following acquisition at a price determined by the profit generated by the acquiree. This redeemable noncontrolling interest is reported on our Consolidated Balance Sheet as of December 31, 2015 and 2014 at $11.1 million and $13.4 million, respectively, based on the estimated redemption price, increased for post-acquisition earnings attributable to the noncontrolling interest holder and adjusted for foreign currency translation rates.
We are considering, and will continue to consider, acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2015 and 2014, we had total cash and cash equivalents of $216.6 million and $250.4 million, respectively, of which approximately $175.4 million and $222.0 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled 5% of our total assets as of December 31, 2015 and 2014.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2015.

	PAYMENTS DUE BY PERIOD
($ in millions)		LESS THAN			MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
1. Debt obligations	$574.9	44.9	—	255.0	275.0
2. Interest on debt obligations	95.6	15.3	30.0	27.6	22.7
3. Business acquisition obligations	97.5	54.7	42.8	—	—
4. Lease obligations	762.6	143.5	226.0	166.5	226.6
5. Deferred compensation	80.4	2.3	47.4	10.3	20.4
6. Defined benefit plan obligations	103.0	9.2	19.1	20.0	54.7
7. Vendor and other purchase obligations	138.6	50.6	61.6	25.9	0.5
8. Other	—	—	—	—	—
Total	$1,852.6	320.5	426.9	505.3	599.9
1. Debt Obligations. As of December 31, 2015, we had $255.0 million of borrowings outstanding under our Facility and $24.6 million under local overdraft facilities and $20.3 million related to overdrawn bank accounts. We had the ability to borrow up to $2.0 billion on the Facility with a maturity date in 2020. We had the capacity to borrow up to an additional $42.1 million under local overdraft facilities. Additionally, we had $275.0 million of Notes due November 2022.
2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2015 and assuming each of our debt obligations is held to maturity. As of December 31, 2015, the annual interest rate on our Notes was 4.4%.
3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2015, with the only condition on those payments being the passage of time.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2015, we had the potential to make earn-out payments on 28 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $230.4 million as of December 31, 2015. We anticipate these earn-out payments will come due at various times over the next seven years assuming the achievement of the applicable performance conditions.

4. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2015 was $16.8 million.
5. Deferred compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2015, as well as service conditions expected to be satisfied in future periods. The contractual obligations table above does not include a provision for a deferred compensation plan for certain U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. This plan is recorded on our Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million and long-term Deferred compensation liabilities of $129.4 million. Additionally excluded from the table above is a retirement benefits liability of $8.2 million, as the timing of payment of which is uncertain as of December 31, 2015.
6. Defined benefit plan obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $11.1 million to our defined benefit pension plans in 2016.
7. Vendor and other purchase obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
8. Other. We have made capital commitments to certain unconsolidated joint ventures entitled to call up to a maximum of $189.8 million as of December 31, 2015. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $47.6 million, $56.4 million and $37.2 million in 2015, 2014 and 2013, respectively. Separately, our Consolidated Balance Sheet as of December 31, 2015 reflects $11.1 million of Redeemable noncontrolling interest, representing the noncontrolling interest retained by the seller of a Swedish business we acquired during 2014. The acquisition documents include an option agreement that allows the Company to purchase, and the noncontrolling interest holder to put to the Company, the noncontrolling interest in the acquired company in annual increments during the four years following the acquisition at a price determined by the profit generated by the acquiree post-acquisition.
For additional information on the contractual obligations presented above, see our discussion in Note 4, Business Combinations, Goodwill and Other Intangible Assets, Note 5, Investments in Real Estate Ventures, Note 7, Retirement Plans, Note 10, Debt and Note 11, Leases, in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $189.8 million as of December 31, 2015. See our discussion of these unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2015, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP
Chicago, Illinois
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:
We have audited Jones Lang LaSalle Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Jones Lang LaSalle Incorporated acquired twenty companies during 2015 (the Acquisitions) as described in Note 4 to the consolidated financial statements, and management excluded from its assessment of the effectiveness of Jones Lang LaSalle Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2015, the Acquisitions’ internal control over financial reporting associated with total assets of $716 million and total revenues of $135 million included in the consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Jones Lang LaSalle Incorporated and subsidiaries also excluded an evaluation of the internal control over financial reporting of the Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Chicago, Illinois
February 25, 2016

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$216,583	250,413
Trade receivables, net of allowances of $23,186 and $17,861	1,591,674	1,375,035
Notes and other receivables	267,307	181,377
Warehouse receivables	265,211	83,312
Prepaid expenses	77,753	64,963
Deferred tax assets, net	132,868	135,251
Other	99,411	27,825
Total current assets	2,650,807	2,118,176
Property and equipment, net of accumulated depreciation of $449,204 and $418,332	423,268	368,361
Goodwill, with indefinite useful lives	2,141,471	1,907,924
Identified intangibles, net of accumulated amortization of $139,023 and $124,920	227,185	38,841
Investments in real estate ventures, including $155,167 and $113,602 at fair value	311,487	297,142
Long-term receivables	135,181	85,749
Deferred tax assets, net	87,177	90,897
Deferred compensation plan	134,253	111,234
Other	94,330	57,012
Total assets	$6,205,159	5,075,336
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$712,624	630,037
Accrued compensation	1,088,889	990,678
Short-term borrowings	49,217	19,623
Deferred tax liabilities, net	21,112	16,554
Deferred income	114,770	104,565
Deferred business acquisition obligations	54,675	49,259
Warehouse facilities	263,102	83,312
Minority shareholder redemption liability	—	11,158
Other	200,804	141,825
Total current liabilities	2,505,193	2,047,011
Credit facility	254,999	—
Long-term senior notes	275,000	275,000
Deferred tax liabilities, net	33,032	17,082
Deferred compensation	156,197	125,857
Deferred business acquisition obligations	42,860	68,848
Other	208,496	118,969
Total liabilities	3,475,777	2,652,767
Redeemable noncontrolling interest	11,083	13,449
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,049,503 and 44,828,779 shares issued and outstanding	450	448
Additional paid-in capital	986,633	961,850
Retained earnings	2,044,224	1,631,145
Shares held in trust	(6,231)	(6,407)
Accumulated other comprehensive loss	(336,313)	(200,239)
Total Company shareholders' equity	2,688,763	2,386,797
Noncontrolling interest	29,536	22,323
Total equity	2,718,299	2,409,120
Total liabilities and equity	$6,205,159	5,075,336
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands, except share and per share data)	2015	2014	2013
Revenue	$5,965,671	5,429,603	4,461,591
Operating expenses:
Compensation and benefits	3,564,536	3,258,673	2,817,059
Operating, administrative and other	1,729,079	1,568,424	1,177,545
Depreciation and amortization	108,142	94,337	79,853
Restructuring and acquisition charges	34,116	42,505	18,315
Total operating expenses	5,435,873	4,963,939	4,092,772
Operating income	529,798	465,664	368,819
Interest expense, net of interest income	(28,127)	(28,321)	(34,718)
Equity earnings from real estate ventures	77,475	48,265	31,343
Income before income taxes and noncontrolling interest	579,146	485,608	365,444
Provision for income taxes	132,805	97,588	92,092
Net income	446,341	388,020	273,352
Net income attributable to noncontrolling interest	7,669	1,957	3,487
Net income attributable to the Company	438,672	386,063	269,865
Dividends on unvested common stock, net of tax benefit	314	314	409
Net income attributable to common shareholders	$438,358	385,749	269,456

Basic earnings per common share	$9.75	8.63	6.09
Basic weighted average shares outstanding	44,940,042	44,684,482	44,258,878

Diluted earnings per common share	$9.65	8.52	5.98
Diluted weighted average shares outstanding	45,414,898	45,260,563	45,072,120

Other comprehensive income:
Net income attributable to the Company	$438,672	386,063	269,865
Change in pension liabilities, net of tax	27,583	(37,086)	19,171
Foreign currency translation adjustments	(163,657)	(137,951)	(53,319)
Comprehensive income attributable to the Company	$302,598	211,026	235,717
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

($ in thousands, except share and per share data)	Company Shareholders' Equity
			Additional		Shares	Accumulated Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2012	44,054,042	$441	932,255	1,017,128	(7,587)	8,946	8,073	$1,959,256
Net income	—	—	—	269,865	—	—	3,487	273,352
Shares issued under stock compensation programs	550,821	5	1,250	—	—	—	—	1,255
Shares repurchased for payment of taxes on stock awards	(156,905)	(2)	(14,275)	—	—	—	—	(14,277)
Tax adjustments due to vestings and exercises	—	—	3,579	—	—	—	—	3,579
Amortization of stock compensation	—	—	22,703	—	—	—	—	22,703
Shares held in trust	—	—	—	—	(465)	—	—	(465)
Dividends paid, $0.44 per share	—	—	—	(20,026)	—	—	—	(20,026)
Change in pension liabilities, net of tax	—	—	—	—	—	19,171	—	19,171
Foreign currency translation adjustments	—	—	—	—	—	(53,319)	—	(53,319)
Decrease in amount attributable to noncontrolling interest	—	—	—	—	—	—	(420)	(420)
December 31, 2013	44,447,958	$444	945,512	1,266,967	(8,052)	(25,202)	11,140	$2,190,809
Net income (1)	—	—	—	386,063	—	—	770	386,833
Shares issued under stock compensation programs	511,508	5	2,388	—	—	—	—	2,393
Shares repurchased for payment of taxes on stock awards	(130,687)	(1)	(15,953)	—	—	—	—	(15,954)
Tax adjustments due to vestings and exercises	—	—	9,661	—	—	—	—	9,661
Amortization of stock compensation	—	—	20,242	—	—	—	—	20,242
Shares held in trust	—	—	—	—	1,645	—	—	1,645
Dividends paid, $0.48 per share	—	—	—	(21,885)	—	—	—	(21,885)
Change in pension liabilities, net of tax	—	—	—	—	—	(37,086)	—	(37,086)
Foreign currency translation adjustments	—	—	—	—	—	(137,951)	—	(137,951)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	10,413	10,413
December 31, 2014	44,828,779	$448	961,850	1,631,145	(6,407)	(200,239)	22,323	$2,409,120
Net income (1)	—	—	—	438,672	—	—	6,109	444,781
Shares issued under stock compensation programs	280,689	3	5,181	—	—	—	—	5,184
Shares repurchased for payment of taxes on stock awards	(59,965)	(1)	(10,091)	—	—	—	—	(10,092)
Tax adjustments due to vestings and exercises	—	—	6,811	—	—	—	—	6,811
Amortization of stock compensation	—	—	22,705	—	—	—	—	22,705
Shares held in trust	—	—	—	—	176	—	—	176
Dividends paid, $0.56 per share	—	—	—	(25,593)	—	—	—	(25,593)
Change in pension liabilities, net of tax	—	—	—	—	—	27,583	—	27,583
Foreign currency translation adjustments	—	—	—	—	—	(163,657)	—	(163,657)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	1,104	1,104
Acquisition of redeemable noncontrolling interest	—	—	177	—	—	—	—	177
December 31, 2015	45,049,503	$450	986,633	2,044,224	(6,231)	(336,313)	29,536	$2,718,299
(1) Excludes net income attributable to redeemable noncontrolling interest of $1,560 and $1,187 for the years ended December 31, 2015 and 2014, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Cash flows provided by operating activities:
Net income	$446,341	388,020	273,352
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	108,142	94,337	79,853
Equity earnings from real estate ventures	(77,475)	(48,265)	(31,343)
(Gain) loss on the disposition of assets	(701)	3,065	(2,555)
Distributions of earnings from real estate ventures	51,215	19,521	13,672
Provision for loss on receivables and other assets	14,502	8,201	8,715
Amortization of deferred compensation	22,705	20,242	22,703
Accretion of interest on deferred business acquisition obligations	2,943	5,260	7,837
Amortization of debt issuance costs	4,111	3,626	4,437
Change in:
Receivables	(400,762)	(264,025)	(267,550)
Prepaid expenses and other assets	(44,852)	(48,824)	(45,014)
Deferred tax assets, net	3,407	19,813	28,058
Excess tax benefit from share-based payment arrangements	(6,811)	(9,661)	(3,579)
Accounts payable, accrued liabilities and accrued compensation	253,004	307,551	206,649
Net cash provided by operating activities	375,769	498,861	295,235
Cash flows used in investing activities:
Net capital additions – property and equipment	(149,076)	(156,927)	(110,684)
Proceeds from the sale of assets	7,377	1,207	13,604
Business acquisitions, net of cash acquired	(391,594)	(38,196)	(57,544)
Capital contributions to real estate ventures	(47,627)	(56,434)	(37,217)
Distributions of capital from real estate ventures	49,237	62,412	27,629
Restricted cash and other	(52,932)	—	—
Net cash used in investing activities	(584,615)	(187,938)	(164,212)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings under credit facility	2,173,000	1,664,000	1,957,791
Repayments of borrowings under credit facility	(1,889,209)	(1,827,801)	(1,979,500)
Payments of deferred business acquisition obligations and earn-outs	(51,808)	(39,344)	(72,482)
Debt issuance costs	(7,319)	—	(4,614)
Shares repurchased for payment of employee taxes on stock awards	(10,092)	(15,954)	(14,277)
Excess tax adjustment from share-based payment arrangements	6,811	9,661	3,579
Common stock issued under option and stock purchase programs	5,184	2,393	1,255
Payment of dividends	(25,593)	(21,885)	(20,026)
Capital lease payments	(4,107)	(4,191)	—
Other loan (payments) proceeds, net	(3,797)	18,725	940
Noncontrolling interest (distributions) contributions, net	(1,503)	11,367	(1,054)
Net cash provided by (used in) financing activities	191,567	(203,029)	(128,388)
Effect of currency exchange rate changes on cash and cash equivalents	(16,551)	(10,207)	(2,068)
Net (decrease) increase in cash and cash equivalents	(33,830)	97,687	567
Cash and cash equivalents, beginning of the year	250,413	152,726	152,159
Cash and cash equivalents, end of the year	$216,583	250,413	152,726
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,700	20,160	22,850
Income taxes, net of refunds	155,566	88,459	84,951
Non-cash investing activities:
Business acquisitions, contingent consideration	$105,091	10,296	9,215
Capital leases	6,720	21,190	—
Non-cash financing activities:
Deferred business acquisition obligations	$23,131	21,486	13,195
Redeemable noncontrolling interest	—	14,186	—
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," the "Company" or the "Firm") was incorporated in 1997. We have corporate offices worldwide with approximately 61,500 employees, including 32,700 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 4.0 billion square feet worldwide. LaSalle Investment Management ("LaSalle"), a member of the Jones Lang LaSalle group, is one of the world's largest and most diversified real estate investment management firms, with approximately $56.4 billion of assets under management (unaudited).
The following table shows the revenue for the major product categories into which we group these services.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Real Estate Services:
Leasing	$1,669.5	1,540.0	1,321.7
Capital Markets & Hotels	955.8	822.9	716.1
Property & Facility Management	1,557.4	1,523.7	1,199.5
Project & Development Services	882.1	709.3	555.4
Advisory, Consulting and Other	503.9	465.6	414.2
LaSalle Investment Management	397.0	368.1	254.7
Total revenue	$5,965.7	5,429.6	4,461.6
Individual regions and markets focus on different property types, depending on local requirements and market conditions.
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through our LaSalle segment. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of JLL and its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated. Investments in real estate ventures over which we exercise significant influence, but do not control, are accounted for either under the equity method or at fair value.
When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" drives the accounting. We identify the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform this analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE under the equity method or at fair value.
If an entity is not a VIE, but is a limited partnership or similar entity, we apply guidance related to investments in joint ventures, and consider rights held by limited partners which may preclude consolidation by a sole general partner. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the general partner, and reassessed if (1) there is a change to the terms or in the exercisability of the rights of the limited partners, (2) the general partner increases or decreases its ownership of limited partnership interests, or (3) there is an increase or decrease in the number of outstanding limited partnership interests.

Our determination of the appropriate accounting method to apply for all other investments is based on the level of influence we have in the underlying entity. When we have an asset advisory contract with a real estate limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either under the equity method or at fair value. We eliminate transactions with such subsidiaries to the extent of our ownership in such subsidiaries.
For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to the Company. The Company evaluates whether noncontrolling interests possess any redemption features outside of the Company's control. If such features are determined to exist, the noncontrolling interests are presented outside of permanent equity on our Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value at each balance sheet date through a charge to Additional paid-in capital, if necessary. If classification and presentation outside of permanent equity is not considered necessary, noncontrolling interests are presented as a component of permanent equity on our Consolidated Balance Sheets. Within our Consolidated Statements of Comprehensive Income, revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests, and the income or loss attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest.
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

($ in millions)
Redeemable noncontrolling interests as of January 1, 2015	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net income	1.6
Impact of exchange rate movements	(1.1)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.2 million representing the difference between the redemption value and the carrying value of the acquired interest.
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity U.S. GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, investments in real estate ventures, goodwill, intangible assets, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.
These estimates and assumptions are based on management's best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Although actual amounts will likely differ from such estimated amounts, we believe such differences are not likely to be material.

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
We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. The costs incurred to total estimated costs method is used to determine the extent of progress towards completion.
Gross and Net Accounting
We follow the guidance of the Financial Accounting Standards Board's ("FASB's") Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, for client assignments in property and facility management and in project and development services accounted for on a gross basis, we identify the reimbursable gross contract costs, including vendor and subcontractor costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.
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

•	JLL generally earns little to no margin on the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.
We account for the majority of our service contracts on a net basis. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income or cash flows.
Contracts accounted for on a gross basis resulted in certain reimbursable costs reflected in both revenue and operating expenses (gross contract costs) of $801.3 million, $727.9 million, and $434.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $374.6 million and $339.1 million as of December 31, 2015 and 2014, respectively.
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
The following table details the changes in the allowance for uncollectible receivables.

($ in millions)	2015	2014	2013
Allowance as of January 1,	$17.9	18.8	19.5
Charged to income	14.5	8.2	8.7
Write-off of uncollectible receivables	(8.7)	(7.8)	(8.5)
Reserves acquired from acquisitions	0.3	0.9	—
Impact of exchange rate movements and other	(0.8)	(2.2)	(0.9)
Allowance as of December 31,	$23.2	17.9	18.8
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
Warehouse Receivables
We originate mortgages upon receiving contractual purchase commitments from government-sponsored enterprises ("GSEs") such as the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (Ginnie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). Loans (hereinafter also referred to as Warehouse receivables) are generally funded by our warehouse facilities at prevailing market rates and repaid within a one-month period when the GSEs buy the loans, while we retain the servicing rights. We carry Warehouse receivables at the lower of cost or fair value based on the commitment price. Historically, we have not experienced any credit quality deterioration or balances considered uncollectible with respect to our warehouse receivables. Upon surrender of control over the warehouse receivables, we account for the transfer as a sale.
Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We record mortgage servicing rights based on the fair value of these rights on the date the loans are sold, resulting in net gains, which we record as Revenue in our Consolidated Statements of Comprehensive Income. As of December 31, 2015 and 2014, we had $163.0 million and $5.8 million, respectively, of mortgage servicing rights carried at the lower of amortized cost or fair value in Identified intangibles on our Consolidated Balance Sheets. The increase in the balance was primarily the result of a business acquisition during 2015. We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received.

We evaluate mortgage servicing assets for impairment on an annual basis, or more frequently if circumstances or events indicate a change in fair value. There have been no instances of impairment during all periods presented. Mortgage servicing rights do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages.
Restricted Cash
Restricted cash primarily consists of cash amounts set aside to satisfy legal or contractual requirements arising in the normal course of business. We are restricted in our ability to withdraw these funds other than for their specified use. Restricted cash of $75.6 million was included in Other current assets within our Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2014, our restricted cash balance was immaterial.
Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the years ended December 31, 2015, 2014 or 2013.
We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was $97.2 million, $84.2 million, and $71.0 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives for each of these asset categories.

	December 31,
($ in millions)	2015	2014	Depreciable Life
Furniture, fixtures and equipment	$82.8	90.9	2 to 13 years
Computer equipment and software	510.6	429.8	1 to 10 years
Leasehold improvements	209.3	197.7	1 to 20 years
Automobiles and other	69.8	68.3	4 to 30 years
Total	872.5	786.7
Total accumulated depreciation	449.2	418.3
Net property and equipment	$423.3	368.4
Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the businesses we have acquired, we have recorded significant goodwill and intangible assets resulting from these acquisitions. These intangible assets are primarily comprised of management contracts and customer backlog we acquired as part of these acquisitions and amortize over their estimated useful lives.
We evaluate goodwill for impairment at least annually. ASC Topic 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define our four reporting units as the three geographic regions of RES: Americas RES; Europe, Middle East and Africa ("EMEA") RES; and Asia Pacific RES, and LaSalle.
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
We evaluate our Identified intangibles for impairment annually or if other events or circumstances indicate the carrying value may be impaired.
See Note 4 for additional information on goodwill and other intangible assets.
Investments in Real Estate Ventures
We invest in certain ventures that primarily own and operate commercial real estate across a wide array of sectors including retail, residential and office on a global basis. Historically, these investments have primarily been co-investments in funds our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of ownership interests generally ranging from less than 1% to 15% of the respective ventures and based upon investment-specific objectives, are typically formed with anticipated five to nine year investment periods. During the course of investment periods, in many instances the terms of the underlying investment agreements limit the transferability of the Company's ownership interests to distinct events or circumstances, the timing or existence of which cannot be estimated. When in place, such restrictions are a result of the Company's role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments under the equity method, however, as further discussed below, we report certain of our investments at fair value utilizing information provided by investees.
For real estate limited partnerships in which the Company is a general partner, the entities are generally well-capitalized and grant the limited partners substantive participating rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We generally account for such general partner interests under the equity method or at fair value.
For limited partnerships in which the Company is a limited partner, the Company has concluded it does not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method or at fair value.
For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (1) increased by contributions made and by our share of net income earned by the real estate ventures, and (2) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected in our Consolidated Statements of Comprehensive Income as Equity earnings from real estate ventures. See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.
We review our investments in real estate ventures, except those investments otherwise reported at fair value, for indications of whether we may not be able to recover the carrying value of our investments and whether our investments are other than temporarily impaired. When events or changes in circumstances indicate the carrying amount of one of our investments may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. We consider a number of factors, including our share of co-investment cash flows and the fair value of our co-investments, in determining whether or not our investment is other than temporarily impaired.
For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments as of the balance sheet date is determined generally using net asset value ("NAV") per share (or its equivalent), a Level 3 input in the fair value hierarchy, provided by the investee. Refer to Note 5 and Note 9 for additional information regarding investments reported at fair value.
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
We also have a "noncompensatory" Employee Stock Purchase Plan ("ESPP") for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan ("Save As You Earn" or "SAYE") for U.K. employees. The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.
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
An increase or decrease in a deferred tax asset or liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is established if we believe it is more likely than not all or some portion of a deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.
See Note 8 for additional information on income taxes.
Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. We include the gains and losses on these forward foreign currency exchange contracts as a component of our overall net foreign currency gains and losses included in Operating, administrative and other expense.
The revaluations of our foreign currency forward contracts resulted in net losses of $11.7 million, $7.7 million and $0.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2015.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2015.
See Note 9 for additional information on derivative financial instruments.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the U.S. using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of equity in the Consolidated Balance Sheets (Accumulated other comprehensive loss) and in the Consolidated Statements of Comprehensive Income (Other comprehensive income-foreign currency translation adjustments).
See Note 15 for additional information on the components of Accumulated other comprehensive loss.
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. Net foreign currency losses were $2.0 million, $8.5 million, and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for the acquiring entity to retrospectively adjust the financial statements for measurement-period adjustments occurring in periods after a business combination is consummated. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU upon issuance, noting the pronouncement did not have a material effect on its Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not believe implementation of the guidance will have a material effect on its Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not believe implementation of the guidance will have a material effect on its Consolidated Financial Statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. We have not yet selected a date of adoption or a transition method.

3.	BUSINESS SEGMENTS
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
For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expenses," which we believe more accurately reflects how we manage our expense base and operating margins. See Note 2 for additional information on our gross and net accounting policies. For segment reporting, we present Equity earnings from real estate ventures within total segment revenue, since the related activity is an integral part of LaSalle, which comprises the majority of our Equity earnings results as a whole. Finally, our measure of segment results excludes Restructuring and acquisition charges.
The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs, inclusive of Equity earnings from real estate ventures, and excluding Restructuring and acquisition charges. As of December 31, 2015, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer and the Chief Executive Officers of each of our four business segments.

Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Real Estate Services
Americas
Revenue	$2,605,556	2,319,136	1,918,092
Equity earnings	5,888	775	549
Total segment revenue	2,611,444	2,319,911	1,918,641
Gross contract costs	(212,118)	(210,380)	(112,097)
Total segment fee revenue	2,399,326	2,109,531	1,806,544
Operating expenses:
Compensation, operating and administrative expenses	2,297,142	2,045,330	1,689,365
Depreciation and amortization	63,239	55,215	45,285
Total segment operating expenses	2,360,381	2,100,545	1,734,650
Gross contract costs	(212,118)	(210,380)	(112,097)
Total fee-based segment operating expenses	2,148,263	1,890,165	1,622,553
Operating income	$251,063	219,366	183,991

EMEA
Revenue	$1,803,000	1,632,657	1,323,201
Equity earnings (losses)	752	17	(535)
Total segment revenue	1,803,752	1,632,674	1,322,666
Gross contract costs	(397,446)	(316,440)	(204,596)
Total segment fee revenue	1,406,306	1,316,234	1,118,070
Operating expenses:
Compensation, operating and administrative expenses	1,631,064	1,488,033	1,212,797
Depreciation and amortization	27,179	23,763	20,547
Total segment operating expenses	1,658,243	1,511,796	1,233,344
Gross contract costs	(397,446)	(316,440)	(204,596)
Total fee-based segment operating expenses	1,260,797	1,195,356	1,028,748
Operating income	$145,509	120,878	89,322

Continued: Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Real Estate Services
Asia Pacific
Revenue	$1,159,979	1,109,701	965,626
Equity earnings	713	447	129
Total segment revenue	1,160,692	1,110,148	965,755
Gross contract costs	(191,780)	(201,073)	(118,089)
Total segment fee revenue	968,912	909,075	847,666
Operating expenses:
Compensation, operating and administrative expenses	1,057,962	1,012,639	876,239
Depreciation and amortization	15,529	13,301	12,216
Total segment operating expenses	1,073,491	1,025,940	888,455
Gross contract costs	(191,780)	(201,073)	(118,089)
Total fee-based segment operating expenses	881,711	824,867	770,366
Operating income	$87,201	84,208	77,300

LaSalle
Revenue	$397,136	368,109	254,672
Equity earnings	70,122	47,026	31,200
Total segment revenue	467,258	415,135	285,872
Operating expenses:
Compensation, operating and administrative expenses	307,447	281,094	216,203
Depreciation and amortization	2,195	2,059	1,805
Total segment operating expenses	309,642	283,153	218,008
Operating income	$157,616	131,982	67,864

Segment Reconciling Items
Total segment revenue	$6,043,146	5,477,868	4,492,934
Reclassification of equity earnings	77,475	48,265	31,343
Total revenue	5,965,671	5,429,603	4,461,591
Total segment operating expenses before restructuring and acquisition charges	5,401,757	4,921,434	4,074,457
Operating income before restructuring and acquisition charges	563,914	508,169	387,134
Restructuring and acquisition charges	34,116	42,505	18,315
Operating income	$529,798	465,664	368,819

Identifiable assets by segment are those assets used by or result from each segment's business. Corporate assets are principally cash and cash equivalents, computer software and hardware, leasehold improvements and office furniture. The following table reconciles segment identifiable assets to consolidated assets and segment investments in real estate ventures to consolidated investments in real estate ventures.

	December 31, 2015		December 31, 2014

($ in millions)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$3,192.8	9.4	$2,368.4	8.7
EMEA	1,486.7	1.0	1,328.6	3.1
Asia Pacific	901.2	3.8	775.1	4.4
LaSalle	513.9	297.3	476.2	280.9
Corporate	110.6	—	127.0	—
Consolidated	$6,205.2	311.5	$5,075.3	297.1
The following table reconciles segment property and equipment expenditures to consolidated property and equipment expenditures.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Real Estate Services:
Americas	$55.5	62.9	47.0
EMEA	42.9	40.4	19.2
Asia Pacific	14.4	16.4	15.3
LaSalle	8.4	2.0	2.0
Corporate	27.9	35.2	27.3
Total capital expenditures	149.1	156.9	110.8
Less proceeds on dispositions	—	—	(0.1)
Net capital expenditures	$149.1	156.9	110.7
The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE			TOTAL ASSETS
	Year Ended December 31,			December 31,
($ in millions)	2015	2014	2013	2015	2014
United States dollar	$2,536.4	2,214.1	1,954.3	$3,653.4	2,809.0
British pound	915.5	833.4	636.3	839.5	749.3
Euro	748.7	701.8	595.9	497.4	507.3
Australian dollar	303.0	303.1	285.3	212.1	158.6
Indian rupee	189.4	155.1	117.5	150.1	122.6
Hong Kong dollar	186.7	170.5	134.6	129.0	118.2
Chinese yuan	178.6	169.2	137.7	107.2	93.1
Japanese yen	170.0	155.1	122.0	53.1	44.1
Singapore dollar	123.2	157.7	96.7	123.1	124.8
Other currencies	614.2	569.6	381.3	440.3	348.3
	$5,965.7	5,429.6	4,461.6	$6,205.2	5,075.3
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries represented approximately 5% of our total assets as of December 31, 2015 and 2014, respectively.

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2015 Business Combinations Activity
During the year ended December 31, 2015, we completed 20 new acquisitions, as presented in the below table. These acquisitions continued to expand our capabilities in key regional markets.

Acquired Company	Country	Business
Five D	Australia	Facilities management
Propell National Valuers	Australia	Valuations
HFM	Canada	Project and development services
CMM Projekt & Office Solutions	Germany	Project and development services
Guardian Property Asset Management	Ireland	Residential agency services
Tansei Mall Management	Japan	Retail property management
Neo-Świat	Poland	Project and development services
AGL	Sweden	Real estate financial advisory
Nextport	Sweden	Tenant representation and relocation management
AVM Partners	Turkey	Retail property management and leasing
Avenue9	United Kingdom	IT consulting for the hotels and hospitality sector
Bluu	United Kingdom	Project and development services
CoR Advisors	United States	Smart-building consulting and solutions
Corrigo	United States	Cloud-based facility management software and services
Cresa South Florida	United States	Tenant representation
Lodgetax	United States	Hotel real estate tax services and consulting
Martin Potts & Associates	United States	Project and development services
Oak Grove Capital	United States	Debt financing for multifamily and senior housing
Shelter Bay Retail Group	United States	Retail property management
Wilson Retail Group	United States	Retail leasing and capital markets
Aggregate terms of these acquisitions included: (1) cash paid at closing of $373.0 million, (2) guaranteed deferred consideration of $23.1 million subject only to the passage of time and (3) contingent earn-out consideration of $105.1 million subject to provisions that will be paid upon certain performance conditions being met which are recorded at their acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $280.8 million, identifiable intangibles of $200.6 million, and other net assets (acquired assets less acquired liabilities) of $19.8 million. As of December 31, 2015, we have not completed our analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocations for these acquisitions have not been completed. These preliminary purchase price allocations will be subject to further refinement and may result in changes to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified.
These acquisitions are individually immaterial, but deemed material in aggregate. Our Consolidated Statements of Comprehensive Income for the year ending December 31, 2015, includes revenue of $134.5 million for these acquisitions and an immaterial amount of net income.
The following table provides unaudited pro forma results of operations as if all 2015 acquisitions occurred on January 1, 2014.

Unaudited Pro Forma Results of Operations for the Year Ended December 31,
($ in millions)	2015	2014
Revenue	$6,193.0	5,720.1
Net income attributable to common shareholders	456.2	404.3
These unaudited pro forma results of operations include adjustments for intangible amortization based on our current estimate of the fair value of identifiable intangibles acquired and their associated useful lives as well as an interest expense adjustment based on our estimate of interest that would have been incurred had these acquisitions occurred on January 1, 2014. These unaudited pro forma adjustments are subject to change within the measurement period because the fair value assessments these adjustments are based on are not finalized. In addition, these unaudited pro forma results do not reflect the cost of integration activities or benefits that may result from synergies that may be derived from these acquisitions. Accordingly, these unaudited pro forma results of operations are not necessarily indicative of the results which may occur in the future.
In 2015, we also purchased the remaining minority ownership in our Indian operations, which was reflected on our Consolidated Balance Sheet as of December 31, 2014 as an $11.2 million Minority shareholder redemption liability. During the year ended December 31, 2015, this liability increased by $5.5 million to the final settlement amount of $16.4 million paid in 2015. A corresponding adjustment of $5.5 million was recorded to goodwill.
During the year ended December 31, 2015, we also paid $51.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. In addition, we paid $2.7 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Of the $288.3 million of total additions to goodwill in 2015, we anticipated being able to amortize and deduct $104.1 million for tax purposes as of December 31, 2015.
2014 Business Combinations Activity
During the year ended December 31, 2014, we completed ten new acquisitions located in the U.S., Spain, Portugal, France, Sweden, England and Malaysia. These acquisitions included: (1) Tenzing, a Swedish commercial real estate services provider specializing in capital markets, (2) W.A. Ellis, a London-based residential agency and valuation firm, (3) CRESA Portland, a tenant representation and corporate services firm located in Portland, Oregon, and (4) CLEO Construction Management, a California-based project management services firm that specializes in medical facilities. We also purchased a portion of the minority ownership in our Indian operations, for which we had previously recorded a minority shareholder redemption liability on the Consolidated Balance Sheet, increasing our ownership from 90% to 95%.
The aggregate terms of these acquisitions included: (1) cash paid at closing of $38.2 million, (2) guaranteed deferred consideration subject only to the passage of time of $21.5 million, (3) contingent earn-out consideration subject to provisions that will be paid upon certain conditions being met, which was recorded at the acquisition date fair value of $10.3 million and (4) a redeemable noncontrolling interest of $14.2 million. The acquisition we completed in Sweden includes a redeemable noncontrolling interest in the form of an option agreement that allows the Company to purchase, and the noncontrolling shareholder to put to the Company, this noncontrolling interest in the acquired company in annual increments for the four years following acquisition at a price determined by the profit generated by the acquiree. Of the $69.5 million of total additions to goodwill during the year ended December 31, 2014, we anticipated being able to amortize and deduct $13.6 million for tax purposes.
During the year ended December 31, 2014, we also paid $39.3 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Earn-Out Payments
As of December 31, 2015, we had the potential to make a maximum of $230.4 million (undiscounted) in earn-out payments on 28 completed acquisitions, subject to the achievement of certain performance criteria. We have accrued $127.3 million, representing the fair value of these obligations as of December 31, 2015, which is included in Other current and Other long-term liabilities within our Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate these earn-out payments will be made over the next seven years. Adjustments to earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Restructuring and acquisition charges in the Consolidated Statements of Comprehensive Income. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion.
Goodwill and Other Intangible Assets
We had $2,368.7 million of goodwill and unamortized intangibles as of December 31, 2015. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. As of December 31, 2015, the goodwill and unamortized intangibles consists of: (1) goodwill of $2,141.5 million with indefinite useful lives that are not amortized, (2) identifiable intangibles of $214.4 million amortized over their remaining finite useful lives, and (3) $12.8 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following table details, by reporting segment, the annual movements in goodwill with indefinite useful lives.

	Real Estate Services
($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of January 1, 2014	$995.2	647.6	237.9	19.4	1,900.1
Additions, net of adjustments	13.6	56.6	(0.7)	—	69.5
Impact of exchange rate movements	(0.5)	(53.8)	(6.4)	(1.0)	(61.7)
Balance as of December 31, 2014	1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	153.7	92.7	41.9	—	288.3
Impact of exchange rate movements	(0.9)	(46.9)	(6.1)	(0.8)	(54.7)
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	2,141.5
The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	Real Estate Services
($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of January 1, 2014	$101.4	43.1	9.8	7.7	162.0
Additions	2.1	3.8	—	—	5.9
Impact of exchange rate movements	(0.1)	(3.1)	(0.3)	(0.7)	(4.2)
Balance as of December 31, 2014	103.4	43.8	9.5	7.0	163.7
Additions	193.8	6.9	5.3	—	206.0
Impact of exchange rate movements	(0.1)	(2.2)	(0.5)	(0.7)	(3.5)
Balance as of December 31, 2015	$297.1	48.5	14.3	6.3	366.2

Accumulated Amortization
Balance as of January 1, 2014	$(78.2)	(29.4)	(8.7)	(0.1)	(116.4)
Amortization expense	(6.7)	(3.9)	(0.5)	—	(11.1)
Impact of exchange rate movements	—	2.3	0.3	—	2.6
Balance as of December 31, 2014	(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization expense	(12.1)	(3.8)	(0.7)	—	(16.6)
Impact of exchange rate movements	—	2.2	0.3	—	2.5
Balance as of December 31, 2015	$(97.0)	(32.6)	(9.3)	(0.1)	(139.0)

Net book value as of December 31, 2015	$200.1	15.9	5.0	6.2	227.2
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of these identifiable intangible assets is 4.3 years and the remaining estimated future amortization expense by year as of December 31, 2015 is presented in the following table.

($ in millions)
2016	$31.4
2017	29.9
2018	27.2
2019	23.9
2020	20.4
Thereafter	81.6
Total	$214.4

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2015 and 2014, we had investments in real estate ventures of $311.5 million and $297.1 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting, however, we report certain of our direct investments at fair value. Our investments are primarily co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.
Approximately half of our $311.5 million balance in Investments in real estate ventures as of December 31, 2015 was attributable to investment vehicles which, utilizing our capital and outside capital primarily provided by institutional investors, invest in certain real estate ventures that own and operate real estate. The remainder of our Investments in real estate ventures primarily represented direct investments in certain real estate ventures that own and operate real estate. Of the amount attributable to investment vehicles, the majority was placed with LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
As of December 31, 2015, LIC II had unfunded capital commitments to underlying funds of $103.2 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II Facility, our maximum potential unfunded commitment to LIC II was $86.6 million as of December 31, 2015. We expect LIC II to draw down on our commitment over the next five years to satisfy its existing commitments to underlying real estate ventures.
The following table summarizes the above discussion relative to LIC II:

($ in millions)	December 31, 2015
Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments in LIC II	$86.6
Our share of LIC II's unfunded capital commitments to underlying funds	50.3
Our share of exposure on outstanding borrowings	2.9
Our maximum exposure, assuming facility is fully drawn	9.8
Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other like investment vehicles or direct investments, the aggregate maximum of which is $103.2 million as of December 31, 2015.
Our investments in real estate ventures include investments in entities classified as VIEs we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $2.1 million and $4.3 million as of December 31, 2015 and December 31, 2014, respectively, in entities classified as VIEs. We evaluate each of these VIEs to determine whether we might have the power to direct the activities that most significantly impact the entity's economic performance. In certain circumstances, we determined we either did not have the power to direct the key activities, or shared power with other investors, lenders, or other actively-involved third parties. Additionally, our exposure to loss was limited to our investment in the VIEs. Therefore, we concluded we did not have a controlling financial interest in nor were we the primary beneficiary of these VIEs and therefore did not consolidate them in our Consolidated Financial Statements. In other circumstances, we have determined we are the primary beneficiary of certain other VIEs and accordingly, consolidate such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. The mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
($ in millions)	2015	2014
Property and equipment, net	$32.6	37.8
Investments in real estate venture	6.6	5.0
Other assets	4.9	3.5
Total assets	$44.1	46.3

Liabilities - Mortgage indebtedness	$25.8	29.3
Members' equity	18.3	17.0
Total liabilities and members' equity	$44.1	46.3

	Year Ended December 31,
($ in millions)	2015	2014	2013
Revenue	$8.5	4.2	1.0
Gain on sale of investments	1.4	—	2.9
Operating and other expenses	(3.9)	(3.9)	(0.6)
Net income	$6.0	0.3	3.3
The following tables summarize the combined financial information for our unconsolidated real estate ventures (including those held via LIC II) accounted for under either the equity method or at fair value.

		December 31,
($ in millions)		2015	2014
Balance Sheets:
Investments in real estate, net of depreciation		$12,216.7	10,060.4
Total assets		13,993.9	12,613.1
Mortgage indebtedness		4,345.9	3,979.2
Other borrowings		628.2	754.6
Total liabilities		5,608.3	5,487.1
Total equity		$8,385.6	7,126.0

	Year Ended December 31,
($ in millions)	2015	2014	2013
Statements of Operations:
Revenue	$1,473.6	1,397.6	1,605.2
Net income	1,179.5	1,099.1	906.2
Impairment
We evaluate our investments in real estate ventures accounted for under the equity method on a quarterly basis, or as otherwise deemed necessary, for indications we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators in the underlying real estate assets that comprise the majority of our investments. Such assessments, in regards to both the investment and underlying asset levels, are based on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and record an impairment charge as applicable. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges recorded within Equity earnings from real estate ventures aggregated to $6.0 million, $2.4 million, and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value. This activity is reflected as gains or losses in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The below table shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Fair value investments as of January 1,	$113.6	78.9	63.6
Investments	33.8	35.2	16.8
Distributions	(9.0)	(3.1)	(3.4)
Net fair value gains	21.1	7.1	5.1
Foreign currency translation adjustments, net	(4.3)	(4.5)	(3.2)
Fair value investments as of December 31,	$155.2	113.6	78.9
See Note 9 for additional discussion of our investments in real estate ventures reported at fair value.

6.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Restricted stock unit activity is presented in the below table.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of January 1, 2013	1,345.9	$68.50
Granted	244.4	91.01
Vested	(522.8)	70.51
Forfeited	(42.2)	62.38
Unvested as of December 31, 2013	1,025.3	73.09	2.03
Granted	160.5	119.88
Vested	(426.6)	60.14
Forfeited	(13.9)	80.74
Unvested as of December 31, 2014	745.3	90.43	2.38
Granted	186.3	159.30
Vested	(196.4)	78.45
Forfeited	(29.2)	94.20
Unvested as of December 31, 2015	706.0	111.78	2.03
Unvested shares expected to vest as of December 31, 2015	687.1	111.93	2.04
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of December 31, 2015, we had $30.7 million of unamortized deferred compensation related to unvested restricted stock units, which is anticipated to be recognized over varying periods into 2020.
Shares vested during the years ended December 31, 2015, 2014 and 2013, had grant date fair values of $15.4 million, $25.7 million, and $36.9 million, respectively. Shares granted during the years ended December 31, 2015, 2014 and 2013 had grant date fair values of $29.7 million, $19.2 million and $22.2 million, respectively.

Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP")
The SAIP provides for the granting of various stock awards to eligible employees of JLL. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 800 thousand shares available for grant under the SAIP as of December 31, 2015. We also have a stock-based compensation plan for our United Kingdom-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods.
Stock-based compensation expense is included within Compensation and benefits expense in our Consolidated Statements of Comprehensive Income. Stock-based compensation expense consisted of the following.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Restricted stock unit awards	$20.7	19.3	21.3
SAYE	2.1	1.1	1.0
Total	$22.8	20.4	22.3
We amortize the grant date fair value of share-based compensation on a straight-line basis over the associated vesting periods for each separately vesting portion of an award. Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the SAIP, are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions trigger application of certain elements of ASC Topic 718, Compensation - Stock Compensation, whereby the recognition of compensation expense for restricted stock unit awards granted to employees meeting the age plus service criteria is accelerated such that all expense is recognized by the time these employees are considered retirement eligible.
Stock Ownership Program ("SOP")
Historically, a significant portion of restricted stock units granted each year were awarded in the first quarter of the year under our SOP. The SOP generally required between 10% to 20% of incentive compensation (or "bonus") of certain senior employees be deferred and delivered in restricted stock units. Under the SOP plan, we granted approximately 365 thousand shares of restricted stock in 2012. Subsequent to the 2012 grant, we terminated the SOP and thus no additional restricted stock units have been issued under the SOP. Since the start of the SOP, our employee population has grown significantly and other aspects of our compensation programs have evolved, as a result of which we have determined (1) there are other more targeted and strategic approaches we can take in order to enhance our equity incentive compensation programs, and (2) we can do so in a way that will be less dilutive to shareholders than the SOP would be if we continued this plan.
Other Stock-Based Compensation Programs
As previously discussed, we also maintain the SAYE plan, a stock-based compensation plan for our United Kingdom-based employees. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. There were approximately 425 thousand shares available for grant under the SAYE plan as of December 31, 2015.
Options activity under the SAYE plan is presented in the following table.

	Year Ended December 31,
(options in thousands)	2015	2014
Options granted	76	48
Exercise price - options granted	$125.50	$105.54

Options exercised	82	79
Weighted average exercise price	$58.84	$26.10
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 156 thousand and 176 thousand options outstanding under the SAYE plan as of December 31, 2015 and 2014, respectively.

7.	RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are included in the accompanying Consolidated Statements of Comprehensive Income. For the years ended December 31, 2015, 2014 and 2013 our employer contributions were $19.3 million, $17.1 million and $15.7 million, respectively. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.
We maintain several defined contribution retirement plans for eligible non-U.S. employees. Our contributions to these plans were approximately $29.0 million, $27.4 million and $23.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit Plans
We maintain four defined benefit pension plans in the United Kingdom, Ireland and the Netherlands to provide retirement benefits to eligible employees. It is our policy to fund at least the minimum annual contributions required by applicable regulators. We use a December 31 measurement date for our plans.
Effective December 30, 2015 our Netherlands plan was frozen with no expected future service credit as all future contributions for plan participants will be made to a defined contribution plan starting January 1, 2016. This transition resulted in a plan curtailment as certain obligations of the defined benefit plan, included in the projected benefit obligations and plan asset tables below, remain with the Company.
The following table provides detail of Net periodic pension cost (benefit) for these four plans.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Employer service cost - benefits earned during the period	$4.7	3.7	3.9
Interest cost on projected benefit obligation	14.5	16.1	14.3
Expected return on plan assets	(20.9)	(24.5)	(19.9)
Net amortization of deferrals	4.3	1.0	2.1
Curtailment gain	(0.4)	—	—
Recognized actuarial loss	0.2	0.2	0.5
Net periodic pension cost (benefit)	$2.4	(3.5)	0.9

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which represents our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans.

($ in millions)
Change in benefit obligation:	2015	2014
Projected benefit obligation, January 1,	$427.2	358.2
Service cost	4.7	3.7
Interest cost	14.5	16.1
Curtailments	(3.6)	—
Plan participants' contributions	0.4	0.6
Benefits paid	(10.1)	(8.2)
Actuarial (gain) loss	(49.6)	88.4
Changes in currency translation rates	(23.0)	(29.3)
Other	(2.0)	(2.3)
Projected benefit obligation, December 31,	$358.5	427.2

Change in plan assets:	2015	2014
Fair value of plan assets, January 1,	$414.3	383.1
Actual return on plan assets	16.3	33.7
Plan contributions	12.2	14.6
Benefits paid	(10.1)	(8.2)
Changes in currency translation rates	(23.4)	(28.4)
Other	(24.4)	19.5
Fair value of plan assets, December 31,	$384.9	414.3

Funded status and net amount recognized	$26.4	(12.9)

Accumulated benefit obligation, December 31,	$357.3	423.7
The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
($ in millions)	2015	2014
Pension assets - included in Other long-term assets	$30.5	8.0
Pension liabilities - included in Other long-term liabilities	(4.1)	(20.9)
Net asset (liability) recognized	$26.4	(12.9)

Actuarial losses	$59.0	91.6
Prior service costs	0.6	0.8
Accumulated other comprehensive loss	$59.6	92.4
The amounts recognized in Other comprehensive income are presented in the table below.

	Year Ended December 31,
($ in millions)	2015	2014
Current year actuarial (gains ) losses	$(25.2)	57.4
Reclassification adjustments included in Net periodic pension cost	(4.1)	(1.2)
Change in currency translation rates	(3.5)	(2.4)
Total	$(32.8)	53.8

The ranges of assumptions we used in developing the projected benefit obligation as of December 31 are presented in the following table.

	2015			2014
Discount rate used in determining present values	2.50%	to	3.90%	2.25%	to	3.70%
Annual increase in future compensation levels	0.00%	to	3.50%	0.00%	to	3.50%
The ranges of assumptions we used in determining net periodic cost (benefit) for the years ended December 31 are presented in the following table.

	2015			2014			2013
Discount rate used in determining present values	2.25%	to	3.70%	4.00%	to	4.65%	3.50%	to	4.70%
Annual increase in future compensation levels	0.00%	to	3.50%	0.00%	to	3.85%	0.00%	to	3.40%
Expected long-term rate of return on assets	2.70%	to	5.80%	4.10%	to	7.00%	4.70%	to	6.64%
The discount rate assumptions used for these pension plans were derived from the expected yield of investment grade bonds with durations consistent with the liabilities of these plans. In 2015, there was a relatively modest increase in the yield of investment grade bonds, which is reflected in the modest increase in our discount rate assumptions. In 2014, there was a general market-wide decrease in the yield of investment grade bonds resulting in a decrease in discount rate assumptions from 2013 to 2014. Accordingly, this decrease in discount rate assumptions was the primary driver of the actuarial losses reflected within the year ended December 31, 2014.
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
For the year ended December 31, 2015, the primary component of Other in the change in plan assets table above is the reduction in the plan assets of our Netherlands plan due to the curtailment of this plan. In 2014, the primary component of Other was the impact of the decrease in the discount rate used to determine the fair value of the Netherlands plan assets.
Plan assets consist of diversified portfolios principally comprised of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by the trustees of each plan. The primary investment objective of these trusts is to invest plan assets in such a manner that members' benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment based on levels of liquidity and investment risk the trustees, in consultation with the Company's management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by the Company from investing in certain types of assets. The pension plans held no derivative instruments as of December 31, 2015 and 2014.
Pension plan assets measured at fair value and cash are presented in the following table with the overall allocation of pension plan assets.

	December 31, 2015					December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Equity securities:
U.K. equities	$46.9	15.8	—	62.7	16%	$45.2	14.9	—	60.1	15%
Non-U.K. equities	104.7	22.5	—	127.2	33	103.5	21.6	—	125.1	30
Debt securities:
Corporate bonds	91.7	31.7	—	123.4	32	92.0	30.4	—	122.4	30
Government and other	7.4	11.6	—	19.0	5	8.0	12.1	—	20.1	5
Cash & cash equivalents	3.6	15.9	—	19.5	5	4.9	25.9	—	30.8	7
Other	1.2	9.4	22.5	33.1	9	1.5	5.5	48.8	55.8	13
Total	$255.5	106.9	22.5	384.9	100%	$255.1	110.4	48.8	414.3	100%

The actual asset allocation as of December 31, 2015 and 2014 approximates each plan's target asset allocation percentages.
The Company's defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payments of benefits earned under this plan. The valuation of these assets was determined with the assistance of this third party insurance company and is considered a Level 3 measurement. These assets are included in the Other category in the tables above.
Future contributions and payments - We expect to contribute $11.1 million to our defined benefit pension plans in 2016. Additionally, pension benefit payments expected to be paid as of December 31, 2015, which reflect expected future service, as appropriate, are presented in the following table.

($ in millions)	Expected future minimum pension benefit payments
2016	$9.2
2017	9.4
2018	9.7
2019	9.9
2020	10.1
2021 to 2025	54.6
Total	$102.9

8.	INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
($ in millions)	2015	2014	2013
U.S. Federal:
Current	$30.3	11.1	4.7
Deferred	17.8	30.3	11.9
	$48.1	41.4	16.6
State and Local:
Current	$5.3	6.5	2.6
Deferred	1.9	0.3	(1.4)
	$7.2	6.8	1.2
International:
Current	$81.9	66.3	58.4
Deferred	(4.4)	(16.9)	15.9
	$77.5	49.4	74.3

Total	$132.8	97.6	92.1
In 2015, our current tax expense was reduced by $16.8 million, and our deferred tax expense was increased by a corresponding amount, due to the utilization of net operating loss carryovers. In 2014 and 2013, our current tax expense was reduced by $23.5 million and $53.3 million, respectively, due to the utilization of prior years' net operating loss carryovers.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2015		2014		2013
Income tax expense at statutory rates	$202.7	35.0%	$170.0	35.0%	$127.9	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	5.9	1.0	5.1	1.0	1.4	0.4
Amortization of goodwill and other intangibles	(5.1)	(0.9)	(5.2)	(1.1)	(5.7)	(1.6)
Nondeductible expenses	5.4	0.9	5.1	1.0	2.1	0.6
International earnings taxed at various rates	(57.0)	(9.8)	(59.1)	(12.2)	(38.9)	(10.6)
Valuation allowances	(4.7)	(0.8)	7.4	1.5	5.9	1.6
Recognition of tax benefit, net of nondeductible indemnification asset write-off	(8.3)	(1.4)	(22.4)	(4.6)	—	—
Other, net	(6.1)	(1.1)	(3.3)	(0.5)	(0.6)	(0.2)
Total	$132.8	22.9%	$97.6	20.1%	$92.1	25.2%
With respect to international earnings taxed at various rates, we have operations which constitute a taxable income presence in 94 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the United States Internal Revenue Code. All of those countries had income tax rates lower than the combined U.S. federal and state income tax rate in 2015.
With respect to jurisdictions in which we operate with very low tax rates, income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (20.25%), The People's Republic of China (25%), and the Netherlands (25%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation for 2015 include Cyprus (12.5%), Ireland (12.5%), Poland (19%), and Switzerland (21.2%). In the aggregate, these very low tax rate jurisdictions contributed over two-thirds of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. statutory rate in 2015. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.
In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2015 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, which represents a difference of 10% or more from the U.S. federal statutory income tax rate.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Domestic	$132.1	111.2	102.8
International	447.0	374.4	262.6
Total	$579.1	485.6	365.4

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
($ in millions)	2015	2014	2013
Deferred tax assets attributable to:
Accrued expenses	$170.5	153.0	128.6
U.S. federal and state loss and credit carryovers	6.6	14.6	56.9
Allowances for uncollectible accounts	7.1	6.8	6.1
International loss carryovers	121.0	136.9	133.5
Investments in real estate ventures	26.9	33.6	38.8
Pension liabilities	12.6	20.0	9.2
Deferred tax assets	344.7	364.9	373.1
Less: valuation allowances	(51.7)	(62.0)	(60.5)
Net deferred tax assets	$293.0	302.9	312.6

Deferred tax liabilities attributable to:
Property and equipment	$0.6	1.6	5.7
Intangible assets	123.9	101.7	91.7
Income deferred for tax purposes	2.2	1.6	2.2
Other	0.4	5.5	6.8
Deferred tax liabilities	$127.1	110.4	106.4
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we estimate our resulting U.S. federal and state tax liability would be approximately $235.0 million, net of the benefits of utilization of foreign tax credits.
As of December 31, 2015, we had no available U.S. net operating loss carryover, U.S. state net operating loss carryovers of $6.6 million, which expire at various dates through 2030, and international net operating loss carryovers of $500.3 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2014 to 2015 includes increases from current year losses, and decreases from current year estimated utilization.
As of December 31, 2015, we believe it is more likely than not the net deferred tax assets of $165.9 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends, and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2015, we reduced valuation allowances by $10.3 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $4.6 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of movement in valuation allowances comparing December 31, 2015 to December 31, 2014 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2015, our net current receivable for income tax was $2.3 million, consisting of a current receivable of $90.4 million and current payable of $88.1 million and our net noncurrent liability was $13.1 million, consisting of a noncurrent payable of $13.1 million. As of December 31, 2014, our net current liability for income tax was $44.8 million, consisting of a current receivable of $59.3 million and a current payable of $104.1 million.
The Company or one or more of its subsidiaries files income tax returns in the U.S. (including 47 states, 25 cities, the District of Columbia, and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, The Netherlands, Spain, and 80 other countries. Generally, the Company's open tax years include those from 2011 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2015, the Company is under examination in the United Kingdom, France, Germany, The Netherlands, India, Indonesia, China, and Taiwan. In the U.S., the Company is under examination in the States of Massachusetts, New York and Texas.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

($ in millions)	2015	2014
Balance as of January 1	$48.5	81.1
Additions based on tax positions related to the current year	7.8	6.8
Decrease for the reversals of tax positions of prior years	(11.2)	(4.7)
Reductions for use in settlements with taxing authorities	—	(0.2)
Lapse of statute of limitations	(16.8)	(34.5)
Balance as of December 31	$28.3	48.5
Of the $16.8 million reduction in unrecognized tax benefits noted above, $12.8 million was offset by a restructuring and acquisition charge related to the write-off of an indemnification asset of equal amount that arose from prior period acquisition activity. These two items offset each other in net income.
We believe it is reasonably possible matters for which we have recorded $7.0 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2015. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of the Company. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2015, 2014, and 2013, we recognized approximately $0.1 million, $0.5 million, and $0.9 million, respectively, in interest expense and no penalties. We had approximately $1.8 million and $4.7 million of accrued interest related to income taxes as of December 31, 2015 and 2014, respectively.

9.	FAIR VALUE MEASUREMENTS
The Company measures certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurements date. In addition, it establishes a framework for measuring fair value highlighted by the following three-tier fair value hierarchy:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
There were no transfers among levels of valuations during the years ended December 31, 2015 and 2014. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, restricted cash, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, restricted cash, Accounts payable, and the Warehouse facility approximate their estimated fair values due to the short-term maturity of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term senior notes as $282.0 million and $285.3 million as of December 31, 2015 and 2014, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $275.0 million as of December 31, 2015 and 2014.
We record Warehouse receivables at the lower of cost or fair value based on the commitment purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2015		2014
($ in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$9.5	—	10.5	—
Deferred compensation plan assets	134.3	—	111.2	—
Investments in real estate ventures - fair value	—	155.2	—	113.6
Total assets at fair value	$143.8	155.2	121.7	113.6
Liabilities
Foreign currency forward contracts payable	$21.2	—	18.2	—
Deferred compensation plan liabilities	129.4	—	107.9	—
Earn-out liabilities	—	127.3	—	25.1
Total liabilities at fair value	$150.6	127.3	126.1	25.1
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Consolidated Balance Sheet as current assets and current liabilities and the fair value of these contracts are determined based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of December 31, 2015 and 2014, these contracts had a gross notional value of $2.28 billion ($1.26 billion on a net basis) and $2.03 billion ($1.19 billion on a net basis), respectively.
The asset and liability positions recorded for our foreign currency forward contracts are based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $9.5 million asset as of December 31, 2015 was comprised of gross contracts with receivable positions of $10.0 million and payable positions of $0.5 million. The $21.2 million liability position as of December 31, 2015 was comprised of gross contracts with receivable positions of $0.9 million and payable positions of $22.1 million. As of December 31, 2014, the $10.5 million asset was comprised of gross contracts with receivable positions of $12.5 million and payable positions of $2.0 million. The $18.2 million liability position as of December 31, 2014, was comprised of gross contracts with receivable positions of $1.1 million and payable positions of $19.3 million.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. This plan was recorded on our Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million, long-term Deferred compensation liabilities of $129.4 million, and as a reduction of equity, Shares held in trust, of $6.2 million. This plan was recorded on our Consolidated Balance Sheet as of December 31, 2014 as Deferred compensation plan assets of $111.2 million, long-term Deferred compensation liabilities of $107.9 million, and as a reduction of equity, Shares held in trust, of $6.4 million.

Investments in Real Estate Ventures at Fair Value
We report certain direct investments in real estate ventures at fair value. For these fair value investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. These fair value adjustments are reported in our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. We estimate fair value using NAV per share (or its equivalent), generally a Level 3 input in the fair value hierarchy, as provided by our investees. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. No adjustments to NAV estimates provided by investees, including adjustments to contemplate any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, were considered necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate.
Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs used to develop the estimated fair value include unobservable inputs. The fair value of our earn-out liabilities is based on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. The probabilities of achievement we assign to the performance criteria are determined based on our due diligence performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. See Note 4, Business Combinations, Goodwill and Intangibles, for additional discussion of our earn-out liabilities.
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the years ended December 31, 2015, 2014 or 2013. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.	DEBT
Credit Facility
On February 25, 2015, we amended and expanded our credit facility agreement (the "Facility"), which resulted in (1) an increase in our borrowing capacity from $1.2 billion to $2.0 billion, (2) an extension of the maturity date from October 4, 2018 to February 25, 2020, (3) increases in certain add-backs to adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility and (4) a range of pricing from LIBOR plus 1.00% to 2.05%, with pricing as of December 31, 2015 at LIBOR plus 1.00%. Under this new agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.
As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2014, we had no outstanding borrowings under the Facility and outstanding letters of credit of $22.0 million. The average outstanding borrowings under the Facility were $335.1 million and $357.0 million for the years ended December 31, 2015 and 2014, respectively.
The effective interest rates on our Facility were 1.1% and 1.2% for the years ended December 31, 2015 and 2014, respectively.
We remained in compliance with all covenants under our Facility as of December 31, 2015, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.
Included in debt for the calculation of the leverage ratio is the present value of deferred business acquisition obligations and included in adjusted EBITDA (as defined in the Facility) are, among other things, (1) an add-back for stock-based compensation expense, (2) the addition of the EBITDA of acquired companies earned prior to acquisition and (3) add-backs for certain impairment and non-recurring charges. In addition, we are restricted from, among other things, incurring certain levels of indebtedness to lenders outside of the Facility and disposing of a significant portion of our assets. Lender approval or waiver is required for certain levels of cash acquisitions and co-investment.

We will continue to use the Facility for business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term
In addition to our Facility, we have the capacity to borrow up to an additional $42.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $49.2 million and $19.6 million as of December 31, 2015 and 2014, respectively, of which $24.6 million and $14.6 million as of December 31, 2015 and 2014, respectively, were attributable to local overdraft facilities.
Long-Term Senior Notes
As of December 31, 2015 and 2014, we had $275.0 million of Long-term senior notes due November 2022 (the "Notes") outstanding. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.
Our issuer and senior unsecured ratings are investment grade as of December 31, 2015: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

11.	LEASES
We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements.
Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years and thereafter, as of December 31, 2015, are presented in the below table.

($ in millions)
2016	$143.5
2017	121.6
2018	104.4
2019	91.2
2020	75.3
Thereafter	226.6
Total	$762.6
As of December 31, 2015, we have accrued liabilities related to excess lease space of $4.3 million, including $2.4 million related to excess lease space as a result of combining King Sturge's offices with our offices. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2015 was $16.8 million.
Total rent expense, including office space and other rentals, was $141.1 million, $141.0 million and $131.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

12.	TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $195.1 million, $143.3 million, and $125.7 million for 2015, 2014 and 2013, respectively, as well as receivables of $32.9 million and $15.1 million as of December 31, 2015 and 2014, respectively, related to transactions with affiliates primarily a result of transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table.

	December 31,
($ in millions)	2015	2014
Loans related to co-investments (1)	$13.4	8.6
Advances, travel and other (2)	126.7	75.0
Total	$140.1	83.6
(1) These nonrecourse loans have been made to allow employees the ability to participate in investment fund opportunities.
(2) Consists primarily of commissions and other compensation advances to employees that are amortized to Compensation and benefits based on performance over required service periods.
The Company does not extend credit or provide personal loans to any director or executive officer of the Company.

13.	COMMITMENTS AND CONTINGENCIES
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims, primarily professional indemnity, by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable.
The following table shows the professional indemnity reserve activity and related payments.

($ in millions)
January 1, 2013	$1.6
New claims	5.7
Prior year claims adjustments	(0.2)
Claims paid	(0.9)
December 31, 2013	6.2
New claims	7.4
Prior year claims adjustments	(0.8)
Claims paid	(3.6)
December 31, 2014	9.2
New claims	2.9
Prior year claims adjustments	7.8
Claims paid	(0.7)
December 31, 2015	$19.2
Included in the professional indemnity reserve balances as of December 31, 2015 and 2014 are amounts we expect reimbursement from third-party insurers of $9.0 million and $1.8 million, respectively. The receivable balances are included in Notes and other receivables within the Consolidated Balance Sheets.

14.	RESTRUCTURING AND ACQUISITION CHARGES
For the years ended December 31, 2015, 2014 and 2013, we recognized Restructuring and acquisition charges of $34.1 million, $42.5 million and $18.3 million, respectively.
In 2015, $12.8 million related to the write-off of an indemnification asset that arose from prior period acquisition activity and $2.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2014, $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity, offset by $3.9 million of net decreases to earn-out liabilities that arose from prior period acquisition activity. The remaining expense for the years ended December 31, 2015, 2014 and 2013, primarily consisted of (1) severance, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and integration costs.
The following table shows the restructuring and acquisition accrual activity and related payments and is exclusive of the indemnification asset write-offs and the adjustments to earn-out liabilities noted above.

($ in millions)	Severance	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
January 1, 2013	$10.0	5.2	12.0	4.2	31.4
Accruals	12.3	0.1	(1.4)	7.3	18.3
Payments made	(18.5)	(4.9)	(4.7)	(11.1)	(39.2)
December 31, 2013	3.8	0.4	5.9	0.4	10.5
Accruals	5.2	—	3.2	3.5	11.9
Payments made	(6.0)	(0.4)	(4.9)	(3.5)	(14.8)
December 31, 2014	3.0	—	4.2	0.4	7.6
Accruals	1.7	—	1.6	15.6	18.9
Payments made	(2.0)	—	(0.1)	(15.8)	(17.9)
December 31, 2015	$2.7	—	5.7	0.2	8.6
We expect accrued severance and other accrued acquisition costs will be paid during 2016. Lease exit payments are dependent on the terms of various leases, which extend as far out as 2020.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

($ in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2014	$(26.3)	1.1	(25.2)
Other comprehensive loss before reclassification	(38.1)	(137.9)	(176.0)
Amounts reclassified from AOCI after tax expense of $0.2, $- and $0.2	1.0	—	1.0
Other comprehensive loss after tax benefit of $16.7, $- and $16.7	(37.1)	(137.9)	(175.0)
Balance as of December 31, 2014	(63.4)	(136.8)	(200.2)
Other comprehensive income (loss) before reclassification	24.3	(163.7)	(139.4)
Amounts reclassified from AOCI after tax expense of $0.8, $- and $0.8	3.3	—	3.3
Other comprehensive income (loss) after tax expense of $5.2, $- and $5.2	27.6	(163.7)	(136.1)
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
For pension and postretirement benefits, amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Compensation and benefits within the Consolidated Statements of Comprehensive Income.

16.	SUBSEQUENT EVENTS
Subsequent to December 31, 2015, JLL announced the completion of the following business acquisitions:

•	ACREST - a retail asset management business located in Germany,

•	Big Red Rooster - a retail design and brand experience furm located in the U.S.,

•	Bill Goold Realty - a commercial rental residential property broker located in Canada,

•	Cobertura SA - an agency, located in Portugal, specializing in the country's prime residential sector,

•	Colliers Baltimore - a leasing and property management business located in the U.S.,

•	Strategic Advisory Group - a hotels and hospitality strategic consulting firm located in the U.S., and

•	Trussard Property Consultants - a commercial real estate business located in South Africa.
Total consideration payable for these acquisitions could be up to $92.5 million.
Additionally, subsequent to December 31, 2015, we invested $40.5 million in LaSalle Logiport REIT, a listed Japanese Real Estate Investment Trust advised by LaSalle.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables on the following pages set forth certain unaudited consolidated statements of operations data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the "Summary of Critical Accounting Policies and Estimates" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The operating results for any quarter are not necessarily indicative of the results for any future period.
We note the following points regarding how we prepare and present our financial statements on a periodic basis.
Periodic Accounting for Incentive Compensation
An important part of our overall compensation package is incentive compensation, which we typically pay to employees in the year after it is earned. In our interim financial statements, we have accrued for incentive compensation based on the percentage of compensation costs and adjusted operating income relative to forecasted compensation costs and adjusted operating income for the full year, as substantially all incentive compensation pools are based upon full year results. The impact of this incentive compensation accrual methodology is that we accrue less compensation in the first six months of the year, with the majority of our incentive compensation accrued in the second half of the year, particularly in the fourth quarter, in line with the general trend of increasing revenue and profit as the year progresses as further discussed below. We exclude from our standard accrual methodology incentive compensation pools not subject to the normal performance criteria. These pools are generally accrued for on a straight-line basis.
Income Taxes
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful. We account for the cumulative catch-up impact of any change in estimated effective tax rate our business realizes in the quarter a change is made.
Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal-year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses (each of which can be particularly unpredictable). Such performance fees and co-investment equity gains are generally recognized when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which are recognized as they are incurred throughout the year, are relatively constant on a quarterly basis.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2015 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenue:
Real Estate Services:
Americas	$554.5	598.0	643.9	815.0	2,611.4
EMEA	325.4	417.4	447.0	614.1	1,803.9
Asia Pacific	237.7	279.7	280.9	362.5	1,160.8
LaSalle Investment Management	97.2	105.5	154.9	109.5	467.1

Less:
Equity earnings from real estate ventures	11.3	27.1	25.4	13.7	77.5
Total revenue	1,203.5	1,373.5	1,501.3	1,887.4	5,965.7

Operating expenses:
Real Estate Services:
Americas	519.1	552.0	582.3	706.9	2,360.3
EMEA	328.3	385.2	420.6	524.3	1,658.4
Asia Pacific	233.3	263.5	268.0	308.8	1,073.6
LaSalle Investment Management	69.3	68.0	92.0	80.2	309.5

Plus:
Restructuring charges	0.8	1.8	18.1	13.4	34.1
Total operating expenses	1,150.8	1,270.5	1,381.0	1,633.6	5,435.9

Operating income	52.7	103.0	120.3	253.8	529.8

Net income attributable to
common shareholders	$41.9	90.1	110.5	195.9	438.4

Basic earnings per common share (1)	$0.93	2.01	2.45	4.35	9.75

Diluted earnings per common share (1)	$0.92	1.98	2.43	4.31	9.65
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. As a result, quarterly earnings per common share do not sum to the total for the full year.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2014 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenue:
Real Estate Services:
Americas	$447.3	545.1	581.7	745.9	2,320.0
EMEA	311.9	395.6	368.6	556.6	1,632.7
Asia Pacific	214.6	267.5	272.9	355.1	1,110.1
LaSalle Investment Management	72.5	81.5	162.4	98.7	415.1

Less:
Equity earnings from real estate ventures	8.9	12.5	19.6	7.3	48.3
Total revenue	1,037.4	1,277.2	1,366.0	1,749.0	5,429.6

Operating expenses:
Real Estate Services:
Americas	430.3	498.3	533.6	638.3	2,100.5
EMEA	316.8	370.9	352.2	471.9	1,511.8
Asia Pacific	213.4	251.7	257.8	303.0	1,025.9
LaSalle Investment Management	56.2	59.2	94.9	72.9	283.2

Plus:
Restructuring charges	36.0	5.4	—	1.1	42.5
Total operating expenses	1,052.7	1,185.5	1,238.5	1,487.2	4,963.9

Operating income (loss)	(15.3)	91.7	127.5	261.8	465.7

Net income attributable to
common shareholders	$15.9	71.7	104.3	193.8	385.7

Basic earnings per common share	$0.36	1.61	2.33	4.33	8.63

Diluted earnings per common share	$0.35	1.58	2.30	4.29	8.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the members of senior management and the Board of Directors.
Based on management's evaluation as of December 31, 2015, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2015.
Management elected to exclude all businesses acquired in 2015 from the Company's assessment of the effectiveness of internal control over financial reporting as permitted under SEC rules. As of and for the year ended December 31, 2015, these acquisitions represented total assets of $716 million and total revenues of $135 million included in our Consolidated Financial Statements. Refer to Note 4 of the Notes to Consolidated Financial Statements for the list of acquired businesses in 2015.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2016 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Directors and Corporate Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Item 1 of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Common Stock Security Ownership of Certain Beneficial Owners and Management." The following table provides information with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans.

(in thousands, except exercise price)	December 31, 2015
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	687	111.93	790
ESPP (2)	n/a	n/a	113
Subtotal	687		903
Equity compensation plans not approved by security holders
SAYE (3)	148	106.42	425
Subtotal	148		425
Total	835		1,328

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

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
Moreover, there can be no assurance future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remain subject to final determination by the Company's Board of Directors.
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
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Colin Dyer, Christie B. Kelly and Louis F. Bowers its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2016.

JONES LANG LASALLE INCORPORATED

By	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2016.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Colin Dyer	President and Chief Executive Officer and Director
Colin Dyer	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Dame DeAnne Julius	Director
Dame DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Shailesh Rao	Director
Shailesh Rao

/s/ David B. Rickard	Director
David B. Rickard

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ Christie B. Kelly	Executive Vice President and Chief Financial Officer
Christie B. Kelly	(Principal Financial Officer)

/s/ Louis F. Bowers	Global Controller
Louis F. Bowers	(Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2
Second Amended and Restated Bylaws of the Registrant effective as of November 3, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145)

10.1
Amended and Restated Multicurrency Credit Agreement dated as of February 25, 2015 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 26, 2015 (File No. 001-13145))

10.2
Jones Lang LaSalle Incorporated Amended and Restated Stock Award and Incentive Plan dated as of July 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 20, 2015 (File No. 001-13145))

10.3
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-13145))

10.4
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

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

10.9
Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.10
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated January 10, 2005 (File No. 001-13145))

10.11
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.12
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.13
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.14
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.15
Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.16
Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 20, 2015 (File No. 001-13145))

10.17
CEO Performance Incentive Agreement dated as of April 19, 2012 between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated April 19, 2012 (File No. 001-13145))

10.18
Letter Agreement dated May 15, 2013 between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2013 (File No. 001-13145))

10.19
Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.20	Letter Agreement dated April 15, 2014 between Jones Lang LaSalle Incorporated and Alastair Hughes (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File 001-13145))

10.21*	Letter Agreement dated February 25, 2016 between Jones Lang LaSalle Incorporated and Alastair Hughes

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

EXHIBIT
NUMBER	DESCRIPTION

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (3) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (5) Notes to Consolidated Financial Statements.

* Filed herewith

INTERNATIONAL INTEGRATED REPORTING COUNCIL CROSS REFERENCE
The table below provides a cross reference to the requirements of The International Framework (the "Framework") issued by the International Integrated Reporting Council ("IIRC") (December, 2013 Version) and the Location of the Responses in the Jones Lang LaSalle Annual Report on Form 10-K.

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	12	Integrated Reporting
1.17-1.18	Application of the Framework	140	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	12	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	8, 11	Global Strategic Priorities; Strategy 2020: Our Future Orientation
3.6	Connectivity of information	16	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.10	Stakeholder relationships	16	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.17	Materiality	7	Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise
3.36	Conciseness		Throughout
3.39	Reliability and completeness	3, 37	Company Overview; Item 1A: Risk Factors
3.54	Consistency and comparability	63	Item 6: Selected Financial Data
		66	Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	3, 26, 30	Company Overview; Competition; Competitive Differentiators; Industry Trends
4.8	Governance	8	Global Governance Structure
4.10	Business model	16	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
4.23	Risks and opportunities	37	Item 1A: Risk Factors
4.27	Strategy and resource allocation	8, 11	Global Strategic Priorities; Strategy 2020: Our Future Orientation
4.30	Performance	63	Item 6: Selected Financial Data
		66	Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	8, 11, 37	Global Strategic Priorities; Strategy 2020: Our Future Orientation; Item 1A: Risk Factors
4.40	Basis of preparation and presentation	12	Integrated Reporting: Responsibility for Integrated Reporting