Form 10-Q
period 2016-03-31
JONES LANG LASALLE INC
filed 2016-05-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 2, 2016 was 45,116,709.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in millions, except share and per share data) (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$240.4	216.6
Trade receivables, net of allowances of $27.9 and $23.2	1,422.4	1,591.7
Notes and other receivables	266.7	267.3
Warehouse receivables	292.5	265.2
Prepaid expenses	97.7	77.8
Deferred tax assets, net	—	132.9
Other	143.4	99.3
Total current assets	2,463.1	2,650.8
Property and equipment, net of accumulated depreciation of $470.2 and $449.2	437.6	423.3
Goodwill, with indefinite useful lives	2,264.3	2,141.5
Identified intangibles, net of accumulated amortization of $148.8 and $139.0	234.4	227.2
Investments in real estate ventures, including $202.3 and $155.2 at fair value	360.2	311.5
Long-term receivables	184.7	135.2
Deferred tax assets, net	180.8	87.2
Deferred compensation plan	141.5	134.3
Other	80.2	76.1
Total assets	$6,346.8	6,187.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$644.0	712.6
Accrued compensation	683.7	1,088.9
Short-term borrowings	23.6	49.2
Deferred tax liabilities, net	—	21.1
Deferred income	122.4	114.8
Deferred business acquisition obligations	55.0	54.7
Warehouse facility	290.3	263.1
Other	207.4	200.8
Total current liabilities	2,026.4	2,505.2
Credit facility, net of debt issuance costs of $14.5 and $15.4	785.5	239.6
Long-term senior notes, net of debt issuance costs of $2.6 and $2.7	272.4	272.3
Deferred tax liabilities, net	12.8	33.0
Deferred compensation	160.5	156.2
Deferred business acquisition obligations	58.1	42.9
Other	229.3	208.5
Total liabilities	3,545.0	3,457.7
Redeemable noncontrolling interest	10.9	11.1
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,116,507 and 45,049,503 shares issued and outstanding	0.5	0.5
Additional paid-in capital	994.9	986.6
Retained earnings	2,069.9	2,044.2
Shares held in trust	(6.2)	(6.2)
Accumulated other comprehensive loss	(322.5)	(336.3)
Total Company shareholders’ equity	2,736.6	2,688.8
Noncontrolling interest	54.3	29.5
Total equity	2,790.9	2,718.3
Total liabilities and equity	$6,346.8	6,187.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in millions, except share and per share data) (unaudited)	2016	2015
Revenue	$1,336.8	1,203.5
Operating expenses:
Compensation and benefits	810.4	737.9
Operating, administrative and other	458.2	387.2
Depreciation and amortization	31.2	24.9
Restructuring and acquisition charges	7.6	0.8
Total operating expenses	1,307.4	1,150.8
Operating income	29.4	52.7
Interest expense, net of interest income	(8.9)	(6.0)
Equity earnings from real estate ventures	13.0	11.3
Income before income taxes and noncontrolling interest	33.5	58.0
Provision for income taxes	8.3	14.7
Net income	25.2	43.3
Net (loss) income attributable to noncontrolling interest	(0.5)	1.4
Net income attributable to the Company	25.7	41.9
Net income attributable to common shareholders	$25.7	41.9
Basic earnings per common share	$0.57	0.93
Basic weighted average shares outstanding (in thousands)	45,095	44,844
Diluted earnings per common share	$0.56	0.92
Diluted weighted average shares outstanding (in thousands)	45,483	45,374
Other comprehensive income (loss):
Net income attributable to the Company	$25.7	41.9
Change in pension liabilities, net of tax	—	0.9
Foreign currency translation adjustments	13.8	(109.1)
Comprehensive income (loss) attributable to the Company	$39.5	(66.3)
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	2,718.3
Net income (1)	—	—	—	25.7	—	—	—	25.7
Shares issued under stock-based compensation programs	94,169	—	0.6	—	—	—	—	0.6
Shares repurchased for payment of taxes on stock-based compensation	(27,165)	—	(3.5)	—	—	—	—	(3.5)
Tax adjustments due to vestings and exercises	—	—	1.1	—	—	—	—	1.1
Amortization of stock-based compensation	—	—	10.1	—	—	—	—	10.1
Foreign currency translation adjustments	—	—	—	—	—	13.8	—	13.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	24.8	24.8
March 31, 2016	45,116,507	$0.5	994.9	2,069.9	(6.2)	(322.5)	54.3	2,790.9
(1) Excludes net loss of $0.5 million attributable to redeemable noncontrolling interest for the three months ended March 31, 2016.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2016	2015
Cash flows used in operating activities:
Net income	$25.2	43.3
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	6.4	1.7
Other adjustments, net	37.9	29.0
Changes in working capital, net	(406.4)	(409.8)
Net cash used in operating activities	(336.9)	(335.8)
Cash flows used in investing activities:
Net capital additions – property and equipment	(67.7)	(19.2)
Business acquisitions	(76.5)	(3.7)
Capital contributions to real estate ventures	(60.3)	(19.2)
Distributions of capital from real estate ventures	22.8	14.2
Other, net	(2.6)	6.9
Net cash used in investing activities	(184.3)	(21.0)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,064.0	631.0
Repayments of borrowings under credit facility	(544.8)	(294.9)
Payments of deferred business acquisition obligations and earn-outs	(2.1)	(3.9)
Noncontrolling interest contributions (distributions), net	25.6	(2.9)
Other, net	(2.4)	(15.9)
Net cash provided by financing activities	540.3	313.4
Effect of currency exchange rate changes on cash and cash equivalents	4.7	(8.5)
Net change in cash and cash equivalents	23.8	(51.9)
Cash and cash equivalents, beginning of the period	216.6	250.4
Cash and cash equivalents, end of the period	$240.4	198.5
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4.4	1.4
Income taxes, net of refunds	31.3	34.9
Non-cash investing activities:
Business acquisitions, including contingent consideration	$32.3	9.3
Capital leases	4.3	2.6
Non-cash financing activities:
Deferred business acquisition obligations	$23.5	0.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7 and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation, including condensing the comparative information in the Condensed Consolidated Statements of Cash Flows.
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
As a result of the items mentioned above, the results for the periods ended March 31, 2016 and 2015 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU 2014-09 (collectively the "ASUs"), as discussed below, amends and comprises ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASUs will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP") when effective. The final standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016. The final standard permits the use of either the full retrospective or modified retrospective transition method. We are evaluating the effect these ASUs will have on our financial statements and related disclosures. We have not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect the guidance will have on our financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this ASU effective January 1, 2016 as a change in accounting principle. We elected prospective application and, therefore, we did not retrospectively adjust the comparative balance sheet information. Had we adopted ASU 2015-17 retrospectively, our total Deferred tax assets and total Deferred tax liabilities would have each decreased $41.3 million, as of December 31, 2015. The adoption of ASU 2015-17 had no impact on our condensed consolidated statements of comprehensive income or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented as a direct deduction from the related debt liability on the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits the presentation of debt issuance costs associated to line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU 2015-03 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, and requires retrospective application, and ASU 2015-15 is effective upon the adoption of ASU 2015-03. We adopted ASU 2015-03 (and therefore ASU 2015-15) effective January 1, 2016 as a change in accounting principle. As retrospective application is required, we adjusted the comparative balance sheet information; we have reclassified debt issuance costs of $18.1 million as of December 31, 2015 from Other assets to Credit facility ($15.4 million) and Long-term senior notes ($2.7 million). The adoption of ASU 2015-03 had no impact on our condensed consolidated statements of comprehensive income or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted ASU 2015-02 effective January 1, 2016 as a change in accounting principle and elected modified retrospective application. The adoption of ASU 2015-02 had no material impact on our Condensed Consolidated Financial Statements.

3.	REVENUE RECOGNITION
We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees;

•	Project and development management fees; and

•	Construction management fees.
We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related services, unless future contingencies exist. We recognize advisory and management fees related to property and facility management services, valuation services, corporate property services, consulting services and investment management in the period in which we perform the related services. We recognize incentive fees in the period earned, based on the performance of funds' investments, contractual benchmarks and other contractual formulas. If future contingencies exist, we defer recognition of the related revenue until the respective contingencies have been satisfied.
We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. We use the costs incurred to total estimated costs method to determine the extent of progress towards completion.

Gross and Net Accounting
We follow the guidance of the FASB's Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, for client assignments in property and facility management and in project and development services accounted for on a gross basis, we identify the reimbursable gross contract costs, including vendor and subcontractor costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our RES segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.
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
Contracts accounted for on a gross basis resulted in certain costs reflected in both revenue and operating expenses (gross contract costs) of $219.3 million and $174.4 million for the three months ended March 31, 2016 and 2015, respectively.

4.	BUSINESS SEGMENTS
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) Europe, Middle East and Africa ("EMEA"), and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. We define "property management" to mean services we provide to non-occupying property investors, "Facilities management" means services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.

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
The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs, inclusive of Equity earnings from real estate ventures, and excluding Restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of our Global Chief Executive Officer, Global Chief Financial Officer, the Chief Executive Officers of each of our four business segments, and the Chair of the Global Corporate Solutions Board.
Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2016	2015
Real Estate Services
Americas
Revenue	$603.5	554.2
Equity earnings	0.3	0.3
Total segment revenue	603.8	554.5
Gross contract costs	(48.8)	(52.9)
Total segment fee revenue	555.0	501.6
Operating expenses:
Compensation, operating and administrative expenses	554.6	503.5
Depreciation and amortization	18.9	15.6
Total segment operating expenses	573.5	519.1
Gross contract costs	(48.8)	(52.9)
Total fee-based segment operating expenses	524.7	466.2
Operating income	$30.3	35.4

EMEA
Revenue	$369.4	325.8
Equity losses	(0.1)	(0.4)
Total segment revenue	369.3	325.4
Gross contract costs	(112.9)	(71.9)
Total segment fee revenue	256.4	253.5
Operating expenses:
Compensation, operating and administrative expenses	373.7	323.1
Depreciation and amortization	7.6	5.2
Total segment operating expenses	381.3	328.3
Gross contract costs	(112.9)	(71.9)
Total fee-based segment operating expenses	268.4	256.4
Operating loss	$(12.0)	(2.9)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2016	2015
Real Estate Services
Asia Pacific
Revenue	$263.4	237.8
Equity earnings (losses)	0.1	(0.1)
Total segment revenue	263.5	237.7
Gross contract costs	(57.6)	(49.6)
Total segment fee revenue	205.9	188.1
Operating expenses:
Compensation, operating and administrative expenses	261.5	229.7
Depreciation and amortization	4.1	3.6
Total segment operating expenses	265.6	233.3
Gross contract costs	(57.6)	(49.6)
Total fee-based segment operating expenses	208.0	183.7
Operating (loss) income	$(2.1)	4.4

LaSalle
Revenue	$100.5	85.7
Equity earnings	12.7	11.5
Total segment revenue	113.2	97.2
Operating expenses:
Compensation, operating and administrative expenses	78.8	68.8
Depreciation and amortization	0.6	0.5
Total segment operating expenses	79.4	69.3
Operating income	$33.8	27.9

Segment Reconciling Items
Total segment revenue	$1,349.8	1,214.8
Reclassification of equity earnings	13.0	11.3
Total revenue	1,336.8	1,203.5
Total segment operating expenses before restructuring and acquisition charges	1,299.8	1,150.0
Operating income before restructuring and acquisition charges	37.0	53.5
Restructuring and acquisition charges	7.6	0.8
Operating income	$29.4	52.7

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2016 Business Combinations Activity
During the three months ended March 31, 2016, we completed 10 new acquisitions, as presented in the table below. These acquisitions signify continued expansion of our annuity businesses while also more broadly growing scale in key regional markets across all business lines.

Acquired Company	Country	Business
Bill Goold Realty	Canada	Commercial and multifamily property broker
ACREST	Germany	Retail asset management
Morii Appraisal and Investment Consulting	Japan	Real estate valuation
Cobertura SA	Portugal	Residential agency services
Trussard Property Consultants	South Africa	Commercial real estate
Big Red Rooster	United States	Retail design and brand experience
Colliers Baltimore	United States	Agency leasing and property management
Huntley, Mullaney, Spargo & Sullivan, Inc.	United States	Retail lease and debt restructuring
Strategic Advisory Group	United States	Hotels and hospitality consulting
Washington Partners	United States	Agency leasing
Aggregate terms of these acquisitions included: (1) cash paid at closing of $76.5 million, (2) guaranteed deferred consideration of $23.5 million subject only to the passage of time and (3) contingent earn-out consideration of $32.3 million which we will pay upon satisfaction of certain performance conditions and which we have recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $109.4 million, identifiable intangibles of $18.3 million, and other net assets (acquired assets less assumed liabilities) of $4.6 million. As of March 31, 2016, we have not completed our analysis to assign fair values to all tangible and intangible assets acquired and therefore we have not completed the purchase price allocations for these acquisitions. Our preliminary purchase price allocations will be subject to further refinement and we may change the allocation of consideration and the fair value assigned to the tangible and intangible assets we have acquired.
2015 Business Combination Activity
During the three months ended March 31, 2016, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2015. These adjustments resulted in a $9.2 million increase to goodwill and related decreases of $4.5 million and $4.7 million to identifiable intangibles and other net assets acquired (assets less acquired liabilities), respectively. As of March 31, 2016, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for a portion of our 2015 acquisitions.
Earn-Out Payments
As of March 31, 2016, we had the potential to make a maximum of $292.6 million (undiscounted) in earn-out payments on 37 completed acquisitions, subject to the achievement of certain performance criteria. We have accrued $158.8 million, representing the fair value of these obligations as of March 31, 2016, which we include in Other current and Other long-term liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next seven years.
As of December 31, 2015, we had the potential to make a maximum of $230.4 million (undiscounted) in earn-out payments on 28 completed acquisitions, subject to the achievement of certain performance criteria. We have accrued $127.3 million, representing the fair value of these obligations as of December 31, 2015, which is included in Other current and Other long-term liabilities within our Condensed Consolidated Balance Sheet.

Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. Goodwill and unamortized intangibles of $2,498.7 million as of March 31, 2016 consisted of: (1) goodwill of $2,264.3 million with indefinite useful lives that are not amortized, (2) identifiable intangibles of $221.3 million amortized over their remaining finite useful lives, and (3) $13.1 million of identifiable intangibles with indefinite useful lives that are not amortized.
The following tables detail, by reporting segment, movements in goodwill with indefinite useful lives.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	2,141.5
Additions, net of adjustments	87.4	26.9	4.3	—	118.6
Impact of exchange rate movements	0.8	(2.2)	5.9	(0.3)	4.2
Balance as of March 31, 2016	$1,249.3	720.9	276.8	17.3	2,264.3

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2014	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	—	6.4	6.0	—	12.4
Impact of exchange rate movements	(0.4)	(44.2)	(4.4)	(0.8)	(49.8)
Balance as of March 31, 2015	$1,007.9	612.6	232.4	17.6	1,870.5
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2015	$297.1	48.5	14.3	6.3	366.2
Additions, net of adjustments	12.5	4.5	0.2	—	17.2
Impact of exchange rate movements	(0.2)	(0.8)	0.4	0.4	(0.2)
Balance as of March 31, 2016	$309.4	52.2	14.9	6.7	383.2

Accumulated Amortization
Balance as of December 31, 2015	$(97.0)	(32.6)	(9.3)	(0.1)	(139.0)
Amortization, net	(8.1)	(2.0)	(0.4)	—	(10.5)
Impact of exchange rate movements	0.1	0.8	(0.2)	—	0.7
Balance as of March 31, 2016	$(105.0)	(33.8)	(9.9)	(0.1)	(148.8)

Net book value as of March 31, 2016	$204.4	18.4	5.0	6.6	234.4

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2014	$103.4	43.8	9.5	7.0	163.7
Additions, net of adjustments	0.1	0.2	0.1	—	0.4
Impact of exchange rate movements	—	(2.6)	(0.3)	(0.3)	(3.2)
Balance as of March 31, 2015	$103.5	41.4	9.3	6.7	160.9

Accumulated Amortization
Balance as of December 31, 2014	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization, net	(1.6)	(0.3)	(0.1)	—	(2.0)
Impact of exchange rate movements	(0.1)	1.8	0.3	—	2.0
Balance as of March 31, 2015	$(86.6)	(29.5)	(8.7)	(0.1)	(124.9)

Net book value as of March 31, 2015	$16.9	11.9	0.6	6.6	36.0
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year as of March 31, 2016 is presented in the following table.

(in millions)
2016 (9 months)	$33.3
2017	39.6
2018	35.5
2019	29.9
2020	24.7
2021	16.7
Thereafter	41.6
Total	$221.3

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2016 and December 31, 2015, we had Investments in real estate ventures of $360.2 million and $311.5 million, respectively. We account for the majority of our investments in real estate ventures under the equity method of accounting; however, we report certain of our direct investments at fair value. Our investments are primarily direct co-investments in approximately 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%.
Approximately 40% of our Investments in real estate ventures as of March 31, 2016 were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of this amount, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
As of March 31, 2016, LIC II had unfunded capital commitments to underlying ventures of $96.5 million and a $20.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitment to LIC II was $76.6 million as of March 31, 2016. We expect LIC II to draw down on our commitments over the next three years to satisfy its existing commitments to underlying real estate ventures.

The following table summarizes the above discussion relative to LIC II:

($ in millions)	March 31, 2016
Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments in LIC II	$76.6
Our share of unfunded capital commitments to underlying funds	47.1
Our share of exposure on outstanding borrowings	0.7
Our maximum exposure, assuming facility is fully drawn	9.8
Exclusive of our LIC II commitment structure, we have potential unfunded commitments to other like investment vehicles or direct investments, the aggregate maximum of which is $87.8 million as of March 31, 2016.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. We have determined we are the primary beneficiary of certain VIEs and accordingly, consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2016	December 31, 2015
Property and equipment, net	$32.6	32.6
Investment in real estate venture	6.8	6.6
Other assets	47.0	4.9
Total assets	$86.4	44.1
Mortgage indebtedness	$26.0	25.8
Other liabilities	0.6	—
Total liabilities	26.6	25.8
Members' equity	59.8	18.3
Total liabilities and members' equity	$86.4	44.1

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue	$1.9	1.1
Gain on sale of investment	—	1.3
Operating and other expenses	(1.9)	(0.9)
Net income	$—	1.5
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
We evaluate our investments in real estate ventures accounted for under the equity method on a quarterly basis, or as otherwise deemed necessary, for indications we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators in the underlying real estate assets that comprise the majority of our investments. We base such assessments, in regard to both the investment and underlying asset levels, on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and, as applicable, record an impairment charge.

Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which we recognize within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges aggregated to $0.5 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.
Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value, which activity we reflect as gains or losses in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The table below shows the movement in our investments in real estate ventures reported at fair value.

(in millions)	2016	2015
Fair value investments as of January 1,	$155.2	113.6
Investments	50.9	13.8
Distributions	(16.2)	(1.2)
Net fair value gain	10.3	7.1
Foreign currency translation adjustments, net	2.1	(2.6)
Fair value investments as of March 31,	$202.3	130.7

7.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program. Restricted stock unit activity is presented in the below table.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	200.8	107.12
Vested	(84.9)	91.06
Forfeited	(1.5)	87.86
Unvested as of March 31, 2016	820.4	$112.83	2.21
Unvested shares expected to vest as of March 31, 2016	799.0	$112.97	2.22

Unvested as of December 31, 2014	745.3	$90.43	2.38
Granted	121.0	159.91
Vested	(41.8)	80.61
Forfeited	(4.1)	89.10
Unvested as of March 31, 2015	820.4	$101.18	2.35
Unvested shares expected to vest as of March 31, 2015	796.7	$101.41	2.36
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of March 31, 2016, we had $41.7 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.
Shares that vested during the three months ended March 31, 2016 and 2015, had grant date fair values of $7.7 million and $3.4 million, respectively. Shares we granted during the three months ended March 31, 2016 and 2015, had grant date fair values of $21.5 million and $19.3 million, respectively.

8.	FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
We had no transfers among levels of the fair value hierarchy during either three months ended March 31, 2016 or 2015. Our policy is to recognize transfers at the end of quarterly reporting periods.
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
We estimated the fair value of our Long-term senior notes as $283.3 million and $282.0 million as of March 31, 2016 and December 31, 2015, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $272.4 million and $272.3 million as of March 31, 2016 and December 31, 2015, respectively, and includes debt issuance costs of $2.6 million and $2.7 million, respectively.
We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.
Investments in Real Estate Ventures at Fair Value
We report certain direct investments in real estate ventures at fair value. For these fair value investments in real estate ventures, we increase or decrease our investment each reporting period by the change in the fair value of these investments. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2016 and December 31, 2015, investments in real estate ventures at fair value were $202.3 million and $155.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2016		December 31, 2015
(in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$18.5	—	9.5	—
Deferred compensation plan assets	141.5	—	134.3	—
Total assets at fair value	$160.0	—	143.8	—
Liabilities
Foreign currency forward contracts payable	$3.9	—	21.2	—
Deferred compensation plan liabilities	138.5	—	129.4	—
Earn-out liabilities	—	158.8	—	127.3
Total liabilities at fair value	$142.4	158.8	150.6	127.3
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheet as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2016 and December 31, 2015, these contracts had a gross notional value of $2.36 billion ($1.14 billion on a net basis) and $2.28 billion ($1.26 billion on a net basis), respectively.
The revaluations of our foreign currency forward contracts resulted in a net gain of $14.6 million and a net loss of $6.9 million for the three months ended March 31, 2016 and 2015, respectively. We recognize gains and losses from the revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three months ended March 31, 2016 or 2015.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $18.5 million asset as of March 31, 2016 was comprised of gross contracts with receivable positions of $22.7 million and payable positions of $4.2 million. The $3.9 million liability as of March 31, 2016 was comprised of gross contracts with receivable positions of $2.2 million and payable positions of $6.1 million. As of December 31, 2015, the $9.5 million asset was comprised of gross contracts with receivable positions of $10.0 million and payable positions of $0.5 million. The $21.2 million liability as of December 31, 2015, was comprised of gross contracts with receivable positions of $0.9 million and payable positions of $22.1 million.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2016 as Deferred compensation plan assets of $141.5 million, long-term deferred compensation plan liabilities of $138.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million, long-term deferred compensation plan liabilities of $129.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million.

Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we used to develop the estimated fair value included unobservable inputs. We based the fair value of our earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. See Note 5, Business Combinations, Goodwill and Intangibles, for additional discussion of our earn-out liabilities.
The table below presents a reconciliation for earn-out liabilities using significant unobservable inputs (Level 3) for the three months ended March 31, 2016.

(in millions)	Balance as of December 31, 2015	Increase due to change in assumptions	Foreign Currency Translation Adjustments	Purchases	Settlements	Balance as of March 31, 2016
Earn-out liabilities	$127.3	0.2	0.7	32.3	(1.7)	158.8
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any investment-level impairment losses during either of the three months ended March 31, 2016 or 2015. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Credit Facility
We have a $2.0 billion unsecured revolving credit facility (the "Facility") that matures on February 25, 2020. As of March 31, 2016, we had outstanding borrowings under the Facility of $800.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $554.3 million and $158.0 million during the three months ended March 31, 2016 and 2015, respectively.
The pricing on the Facility ranges from LIBOR plus 1.00% to 2.05%, with pricing as of March 31, 2016 at LIBOR plus 1.00%. The effective interest rates on our Facility were 1.4% and 1.1% during the three months ended March 31, 2016 and 2015, respectively.
We remained in compliance with all covenants under our Facility as of March 31, 2016, including a minimum cash interest coverage ratio of 3.00 to 1 and a maximum leverage ratio of 4.00 to 1 for up to four consecutive quarters.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term
In addition to our Facility, we have the capacity to borrow up to an additional $43.0 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $23.6 million and $49.2 million as of March 31, 2016 and December 31, 2015, respectively, of which $18.6 million and $24.6 million as of March 31, 2016 and December 31, 2015, respectively, was attributable to local overdraft facilities.

Long-Term Senior Notes
As of March 31, 2016 and December 31, 2015, we had $275.0 million of Long-term senior notes due November 2022 (the "Notes") outstanding. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.
Our issuer and senior unsecured ratings are investment grade as of March 31, 2016: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

10.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a consolidated captive insurance company as further discussed below), but they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although we cannot determine the ultimate liability for these matters, based upon information currently available we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. When a potential loss event occurs, management estimates the ultimate cost of the claim and accrues the related cost in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable.
The following table shows the professional indemnity accrual activity and the related payments.

(in millions)	Accrual Activity
December 31, 2015	$19.2
New claims	0.2
Prior year claims adjustments	0.2
Claims paid	(3.0)
March 31, 2016	$16.6

December 31, 2014	$9.2
New claims	2.2
Prior year claims adjustments	(2.0)
Claims paid	—
March 31, 2015	$9.4

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three months ended March 31, 2016 and 2015, we recognized Restructuring and acquisition charges of $7.6 million and $0.8 million, respectively, primarily consisting of (1) severance, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and integration-related charges. For the three months ended March 31, 2016, there was $0.2 million related to net increases to earn-out liabilities that arose from prior period acquisition activity.
The following tables show the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments to earn-out liabilities noted above.

(in millions)	Severance	Lease Exit	Other Acquisition Costs	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	3.2	—	4.2	7.4
Payments made	(3.2)	(0.4)	(0.9)	(4.5)
March 31, 2016	$2.7	5.3	3.5	11.5

(in millions)	Severance	Lease Exit	Other Acquisition Costs	Total
December 31, 2014	$3.0	4.2	0.4	7.6
Accruals	(0.1)	—	0.9	0.8
Payments made	(0.7)	(1.1)	(0.4)	(2.2)
March 31, 2015	$2.2	3.1	0.9	6.2
We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2016 will be paid during 2016. Lease exit payments depend on the terms of various leases, which extend as far out as 2020.

12.	NONCONTROLLING INTEREST
We reflected changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
Net loss	(0.5)
Impact of exchange rate movements	0.3
Redeemable noncontrolling interests as of March 31, 2016	$10.9

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive income before reclassification	—	13.8	13.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	13.8	13.8
Balance as of March 31, 2016	$(35.8)	(286.7)	(322.5)
(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$(63.4)	(136.8)	(200.2)
Other comprehensive income (loss) before reclassification	0.9	(109.1)	(108.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.9	(109.1)	(108.2)
Balance as of March 31, 2015	$(62.5)	(245.9)	(308.4)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

14.	SUBSEQUENT EVENTS
On April 27, 2016, we announced that our Board of Directors declared a semi-annual cash dividend of $0.31 per share. We will make the dividend payment on June 15, 2016 to holders of record as of the close of business on May 13, 2016. Concurrently, we will pay a dividend-equivalent in the same per share amount on outstanding but unvested shares of restricted stock units granted under our Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2016, and our audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report on Form 10-K.
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
We present our quarterly Management's Discussion and Analysis in the following sections:

(1)	A summary of our critical accounting policies and estimates;

(2)	Certain items affecting the comparability of results and certain market and other risks we face;

(3)	The results of our operations, first on a consolidated basis and then for each of our business segments; and

(4)	Liquidity and capital resources.
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amount of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2016.
The following are the critical accounting policies and estimates discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015:

•	Revenue Recognition;

•	Allowance for Uncollectible Accounts Receivable;

•	Goodwill;

•	Investments in Real Estate Ventures;

•	Income Taxes; and

•	Self-Insurance Programs.
In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Condensed Consolidated Financial Statements in Item 1.

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the three months ended March 31, 2016 and our forecasted tax rate for 2016 is 24.8%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (20%), The People’s Republic of China (25%), and the Netherlands (25%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2016 global effective tax rate.
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
LaSalle Investment Management Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (1) gains (losses) on investments reported at fair value, (2) gains (losses) on asset dispositions, and (3) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
The comparability of these items can be seen in Note 4, Business Segments, of the Notes to Condensed Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.
Transactional-Based Revenue
Transactional-based fees for real estate investment banking, capital markets activities and other services within our RES businesses, and LaSalle increase the variability of the revenue we receive that relates to the size and timing of our clients' transactions. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
Foreign Currency
We conduct business using a variety of currencies, but we report our results in U.S. dollars. As a result, the volatility of currencies against the U.S. dollar may positively or negatively impact our results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because such results may indicate a growth or decline rate that might not have been consistent with the real underlying growth or decline rates in the local operations. Consequently, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.

Seasonality
Our quarterly revenue and profits tend to grow progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity gains and losses (each of which can be unpredictable). We generally recognize such performance fees and realized co-investment equity gains or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2016 and 2015 are not fully indicative of the results we expect to realize for the full fiscal year.
RESULTS OF OPERATIONS
We operate in a variety of currencies but report our results in U.S. dollars. As a result, the volatility of these currencies against the U.S. dollar may positively or negatively impact our reported results. This volatility may result in the reported U.S. dollar revenue and expenses showing increases or decreases between years that may not be consistent with the real underlying increases or decreases in local currency operations. In order to provide more meaningful year-to-year comparisons of our reported results, we have included detail of the movements in certain reported lines of the Condensed Consolidated Statements of Comprehensive Income in both U.S. dollars and in local currencies in the tables throughout this section.
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
Unless otherwise noted, fee revenue excludes gross contract costs. Refer to Note 3, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements for additional information on gross contract costs.
Reclassifications
We report Equity earnings from real estate ventures in our Condensed Consolidated Statements of Comprehensive Income after Operating income. However, for segment reporting we reflect Equity earnings from real estate ventures within Total segment revenue. See Note 4, Business Segments, of the Notes to Condensed Consolidated Financial Statements for Equity earnings reflected within Total segment revenue, as well as discussion of how the Chief Operating Decision Maker (as defined in Note 4) measures segment results with Equity earnings included in Total segment revenue. We have reclassified certain prior year amounts to conform to the current presentation. These reclassifications have not been material and have not affected reported net income.

Consolidated Operating Results

	Three Months Ended March 31,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$319.8	305.7	14.1	5%	6%
Capital Markets & Hotels	169.7	177.8	(8.1)	(5)	(3)
Property & Facility Management	288.0	259.8	28.2	11	15
Project & Development Services	131.4	101.2	30.2	30	34
Advisory, Consulting and Other	108.1	98.9	9.2	9	13
LaSalle	100.5	85.7	14.8	17	18
Total fee revenue	$1,117.5	1,029.1	88.4	9%	11%
Gross contract costs	219.3	174.4	44.9	26	32
Total revenue	$1,336.8	1,203.5	133.3	11%	14%
Compensation, operating and administrative expenses excluding gross contract costs	1,049.3	950.7	98.6	10	13
Gross contract costs	219.3	174.4	44.9	26	32
Depreciation and amortization	31.2	24.9	6.3	25	28
Restructuring and acquisition charges	7.6	0.8	6.8	n.m.	n.m.
Total operating expenses	$1,307.4	1,150.8	156.6	14%	17%
Operating income	$29.4	52.7	(23.3)	(44%)	(50%)
Adjusted EBITDA	$84.5	89.8	(5.3)	(6%)	(9%)
n.m. - not meaningful
Adjusted EBITDA represents earnings before interest expense net of interest income, income taxes, depreciation and amortization, adjusted for restructuring and acquisition charges as well as mortgage servicing rights ("MSR") - net non-cash activity. MSR - net non-cash activity consists of the balances presented within revenue comprised of (a) the gains we recognized in conjunction with the origination and sale of mortgage loans offset by (b) the amortization of the corresponding MSR intangible assets generated upon such gain recognition over the estimated period during which we project net servicing income will be received. We calculate such gains and the corresponding MSR intangible assets as the present value of estimated cash flows over the estimated mortgage servicing periods. Although adjusted EBITDA and EBITDA are non-GAAP financial measures, they are used extensively by management and are useful to investors and lenders as metrics for evaluating operating performance and liquidity. We also use EBITDA in the calculations of certain covenants related to our revolving credit facility. However, adjusted EBITDA and EBITDA should not be considered as alternatives to net income determined in accordance with U.S. GAAP. Because adjusted EBITDA and EBITDA are not calculated under U.S. GAAP, our adjusted EBITDA and EBITDA may not be comparable to similarly titled measures used by other companies.

Adjusted operating income excludes the impact of restructuring and acquisition charges, MSR - net non-cash activity, and amortization of acquisition-related intangibles. Although adjusted operating income is a non-GAAP financial measure, it is used extensively by management and is useful to investors as a metric for evaluating operating performance. However, adjusted operating income should not be considered as an alternative to operating income determined in accordance with U.S. GAAP. Because adjusted operating income is not calculated under U.S. GAAP, our adjusted operating income may not be comparable to similarly titled measures used by other companies.
Below is the reconciliation of revenue and operating expenses to fee revenue and fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue	$1,336.8	1,203.5
Gross contract costs	(219.3)	(174.4)
Fee revenue	$1,117.5	1,029.1

Operating expenses	$1,307.4	1,150.8
Gross contract costs	(219.3)	(174.4)
Fee-based operating expenses	$1,088.1	976.4

Operating income	$29.4	52.7

Add:
Restructuring and acquisition charges	7.6	0.8
MSR - net non-cash activity	3.3	0.1
Amortization of acquisition-related intangibles	4.4	1.8
Adjusted operating income	$44.7	55.4
Adjusted EBITDA margin, calculated on a local currency basis, is calculated by dividing Adjusted EBITDA by fee revenue. Below is a reconciliation of net income (calculated pursuant to U.S. GAAP) to EBITDA and adjusted EBITDA, as well as the Adjusted EBITDA margin:

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$25.2	43.3
Add:
Interest expense, net of interest income	8.9	6.0
Provision for income taxes	8.3	14.7
Depreciation and amortization	31.2	24.9
EBITDA	$73.6	88.9
Add:
Restructuring and acquisition charges	7.6	0.8
MSR - net non-cash activity	3.3	0.1
Adjusted EBITDA	$84.5	89.8

Adjusted EBITDA margin	7.2%	8.7%

Revenue
In the first quarter of 2016, consolidated fee revenue was $1.12 billion, an 11% increase over consolidated fee revenue of $1.03 billion recognized during the first quarter of 2015. We achieved consolidated fee revenue growth year-over-year in all four business segments. Growth by service line was led by Project & Development Services, up 34%, and Property & Facility Management, up 15%. Also contributing to the growth were LaSalle, up 18%, and Leasing, up 6%, partially offset by a 3% decline in Capital Markets & Hotels.
The increases in Project & Development Services and Property & Facility Management reflected the continued growth of our annuity businesses, both organic expansion and the impact of recent acquisitions. Specifically, Project & Development Services fee revenue has grown as a result of recently completed acquisitions, particularly in EMEA. Property & Facility Management fee revenue growth resulted from new mandates and the expansion of relationships with existing clients, fueled by recent investments in technology. Revenue growth year-over-year in our investment management business, LaSalle, was primarily driven by transaction fees from the successful listing of the LaSalle Logiport REIT in Japan. The increase in our Leasing business, as compared with the prior year quarter, was notable given relatively flat gross absorption volumes in the overall global leasing market.
The decline in Capital Markets & Hotels reflected the slower start the global capital markets experienced during the first quarter of 2016 as compared to 2015, which had experienced a 64% increase in revenue over the first quarter of 2014.
Our total consolidated revenue increased 11% in U.S. dollars and 14% in local currency. The spread between revenue growth on a U.S. dollar-basis and local currency-basis was driven by foreign currency exchange rate fluctuations in the British pound sterling and Australian dollar, partially offset by foreign currency exchange rate fluctuations in the euro.
Operating Expenses
In the first quarter of 2016, consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.08 billion, an increase of 14% over the prior year quarter. This increase corresponded with comparatively higher fee revenues, up 11% over the prior year quarter, as well as continued investments in technology, our people, and initiatives aimed at enhancing our pricing and profitability. Additionally, depreciation and amortization increased 28% to $31.2 million. This reflected higher capital expenditures recently placed in service, particularly for technology-based investments, as well as incremental amortization expense attributable to acquisition-related intangible assets recorded in conjunction with our recent business acquisitions.
Restructuring and acquisition charges were $7.6 million in the first quarter of 2016, up from $0.8 million in the prior year quarter, primarily the result of professional fees incurred in support of the recent acquisition activity.
Adjusted EBITDA, which decreased 9% from the first quarter of 2016, was $84.5 million in 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 7.2% for 2016, as compared with 8.7% for the prior year quarter. This decrease reflected the impact of changes in service mix between our transaction and annuity-based businesses, the slow start to global capital markets during the first quarter of 2016, and investments in technology and data.
Interest Expense
Net interest expense for 2016 was $8.9 million, up from $6.0 million in 2015, primarily the result of higher average borrowings under our Facility reflecting incentive compensation payments and the outflows associated with our recent acquisitions and investments. The average outstanding borrowings under our Facility increased to $554.3 million during the first quarter of 2016 from $158.0 million during the prior year quarter.
Equity Earnings from Real Estate Ventures
In the first quarter of 2016, we recognized equity earnings of $13.0 million from our investments in real estate ventures, as compared with $11.3 million in 2015, driven by net valuation increases for investments reported at fair value, reflecting positive investment performance on behalf of clients.

Provision for Income Taxes
The provision for income taxes was $8.3 million for the first quarter of 2016, which represented an effective tax rate of 24.8%. This approximates the effective tax rate for the year ended December 31, 2015, excluding the impact related to an indemnification asset write-off in 2015.
Net Income
Net income attributable to common shareholders was $25.7 million in the first quarter of 2016, or $0.56 per diluted weighted average share, as compared with $41.9 million in the first quarter of 2015, or $0.92 per diluted weighted average share.
Segment Operating Results
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1)     Americas,
(2)     EMEA, and
(3)     Asia Pacific;
and
(4)    LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of real estate services, including tenant representation and agency leasing, capital markets and hotels, property management, facility management, project and development services, and advisory, consulting and valuation services. We define "property management" to mean the services we provide to non-occupying property investors. "Facility management" means services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses in a "net" presentation of "fee revenue" and "fee-based operating expense" more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements for additional information on our gross and net accounting. For segment reporting we also show Equity earnings (losses) from real estate ventures within our revenue line, since the related activity is an integral part of LaSalle. Finally, our measure of segment results also excludes Restructuring and acquisition charges.

Americas - Real Estate Services

	Three Months Ended March 31,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$249.0	229.3	19.7	9%	9%
Capital Markets & Hotels	78.6	74.8	3.8	5	6
Property & Facility Management	131.3	114.2	17.1	15	17
Project & Development Services	64.2	52.7	11.5	22	24
Advisory, Consulting and Other	31.6	30.3	1.3	4	6
Equity earnings	0.3	0.3	—	—	—
Total segment fee revenue	$555.0	501.6	53.4	11%	12%
Gross contract costs	48.8	52.9	(4.1)	(8)	(1)
Total segment revenue	$603.8	554.5	49.3	9%	11%
Compensation, operating and administrative expenses excluding gross contract costs	505.8	450.6	55.2	12	14
Gross contract costs	48.8	52.9	(4.1)	(8)	(1)
Depreciation and amortization	18.9	15.6	3.3	21	22
Total operating expenses	$573.5	519.1	54.4	10%	12%
Operating income	$30.3	35.4	(5.1)	(14%)	(16%)
Adjusted EBITDA	$52.5	51.1	1.4	3%	2%
Americas fee revenue was $555.0 million for the first quarter of 2016, an increase of 12% over the prior year quarter. Revenue growth was broad-based across service lines, led by Leasing, up 9%, Property & Facility Management, up 17%, and Project & Development Services, up 24%, compared to the first quarter of 2015.
The increase in Leasing year-over-year was led by performance in Canada, the Washington D.C. and New Jersey markets as well as the Carolinas, with additional growth from recent acquisition activity. Our performance compared favorably to market gross absorption, which declined 10% year-over-year according to JLL Research. New client wins, as well as expanded relationships with long-standing clients and ongoing cross-selling initiatives, drove double-digit revenue growth in Property & Facility Management and Project & Development Services.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $524.7 million for the first quarter of 2016, an increase of 14% over the prior year. This increase is from continued technology investments, including expenses related to our Corrigo platform and ongoing RED(sm) implementation efforts, as well as increases in compensation and benefits associated with the increase in revenue. Operating income was $30.3 million for the first quarter of 2016, a decrease of 16% from 2015. Adjusted EBITDA was $52.5 million in 2016, up 2% from the first quarter of 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.3% for the first quarter of 2016, as compared with 10.2% for the prior year quarter.

EMEA - Real Estate Services

	Three Months Ended March 31,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$43.5	48.4	(4.9)	(10%)	(7%)
Capital Markets & Hotels	64.6	75.2	(10.6)	(14)	(11)
Property & Facility Management	52.2	51.6	0.6	1	7
Project & Development Services	47.3	31.2	16.1	52	57
Advisory, Consulting and Other	48.9	47.5	1.4	3	7
Equity losses	(0.1)	(0.4)	0.3	(75)	(78)
Total segment fee revenue	$256.4	253.5	2.9	1%	5%
Gross contract costs	112.9	71.9	41.0	57	63
Total segment revenue	$369.3	325.4	43.9	13%	18%
Compensation, operating and administrative expenses excluding gross contract costs	260.8	251.2	9.6	4	8
Gross contract costs	112.9	71.9	41.0	57	63
Depreciation and amortization	7.6	5.2	2.4	46	53
Total operating expenses	$381.3	328.3	53.0	16%	21%
Operating loss	$(12.0)	(2.9)	(9.1)	n.m.	n.m.
Adjusted EBITDA	$(4.4)	2.3	(6.7)	n.m.	n.m.
n.m. - not meaningful
EMEA fee revenue was $256.4 million for the first quarter of 2016, an increase of 5% as compared to the prior year. Revenue growth in the segment was driven by Project & Development Services, up 57%, which was partially offset by Capital Markets & Hotels, down 11%, and Leasing, down 7%, as compared to the first quarter of 2015.
Growth in Project & Development Services reflects the continued expansion of our Tetris platform, including through prior year acquisitions, specifically in Poland, Germany, and the U.K., coupled with organic growth in France, Spain, the Netherlands, and Portugal. Partially offsetting the growth in Project & Development Services was a general decline in performance in the U.K., most notably in Leasing and Capital Markets & Hotels, as a result of market uncertainties in anticipation of the vote regarding continued membership in the European Union. Also contributing to the noted decline was the performance in the first quarter of 2015, in which Capital Markets & Hotels reflected a year-over-year increase of 59% as compared to the first quarter of 2014.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $268.4 million for the first quarter of 2016, an increase of 9% as compared with the prior year quarter primarily due to continued investments in technology and the regional platform as well as additional expenses in line with the growth of annuity revenues. Operating loss increased to $12.0 million for the first quarter of 2016. Adjusted EBITDA was a loss of $4.4 million for 2016, as compared with earnings of $2.3 million in the prior year quarter. Adjusted EBITDA margin, calculated on a fee revenue basis, was (2.0)% for 2016, as compared with 0.9% for the first quarter of 2015.

Asia Pacific - Real Estate Services

	Three Months Ended March 31,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$27.3	28.0	(0.7)	(3%)	2%
Capital Markets & Hotels	26.5	27.8	(1.3)	(5)	(2)
Property & Facility Management	104.5	94.0	10.5	11	16
Project & Development Services	19.9	17.3	2.6	15	22
Advisory, Consulting and Other	27.6	21.1	6.5	31	37
Equity earnings (losses)	0.1	(0.1)	0.2	n.m.	n.m.
Total segment fee revenue	$205.9	188.1	17.8	9%	14%
Gross contract costs	57.6	49.6	8.0	16	22
Total segment revenue	$263.5	237.7	25.8	11%	16%
Compensation, operating and administrative expenses excluding gross contract costs	203.9	180.1	23.8	13	19
Gross contract costs	57.6	49.6	8.0	16	22
Depreciation and amortization	4.1	3.6	0.5	14	17
Total operating expenses	$265.6	233.3	32.3	14%	19%
Operating (loss) income	$(2.1)	4.4	(6.5)	n.m.	n.m.
Adjusted EBITDA	$2.0	8.0	(6.0)	(75%)	(84%)
n.m. - not meaningful
Asia Pacific fee revenue was $205.9 million for the first quarter of 2016, an increase of 14% over the prior year quarter. Fee revenue growth was driven by Property & Facility Management, up 16%, Advisory, Consulting and Other, up 37%, and Project & Development Services, up 22%, as compared to 2015. Overall growth within the segment was led by Japan, Australia, and Greater China.
Property & Facility Management fee revenue growth was primarily due to a healthy supply of local and regional Asian companies seeking to outsource, along with the incremental revenue from recent acquisitions. Additionally, after achieving 38% growth comparing the first quarter of 2015 and 2014, Capital Markets & Hotels largely sustained its first quarter performance in the current year despite a decline in capital market volumes.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $208.0 million for the first quarter of 2016. The increase of 19%, as compared to the prior year quarter, was primarily due to increased compensation and benefits expenses generally in line with segment fee revenue growth, coupled with continued investments in people and the platform. The first quarter of 2016 experienced an operating loss of $2.1 million as compared to operating income of $4.4 million in the prior year quarter. Adjusted EBITDA decreased 84% from the prior year quarter to $2.0 million in 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 0.6% for the first quarter of 2016, compared with 4.3% for 2015.

LaSalle

	Three Months Ended March 31,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Advisory fees	$62.2	60.7	1.5	2%	5%
Transaction fees & other	24.2	6.1	18.1	n.m.	n.m.
Incentive fees	14.1	18.9	(4.8)	(25)	(25)
Equity earnings	12.7	11.5	1.2	10	10
Total segment revenue	$113.2	97.2	16.0	16%	17%
Compensation, operating and administrative expenses	78.8	68.8	10.0	15	17
Depreciation and amortization	0.6	0.5	0.1	20	30
Total operating expenses	$79.4	69.3	10.1	15%	17%
Operating income	$33.8	27.9	5.9	21%	19%
Adjusted EBITDA	$34.4	28.4	6.0	21%	19%
n.m. - not meaningful
LaSalle's total segment revenue for the first quarter of 2016 increased 17% from the first quarter of 2015, driven by increased transaction fees and other income. Transaction fees & other income was $24.2 million for the first quarter, up from $6.1 million in the prior year quarter, primarily due to the successful launch of the LaSalle Logiport REIT in Japan. Advisory fees were $62.2 million for the first quarter of 2016, up 5% from the prior year quarter, and equity earnings increased 10% from the prior year quarter, primarily due to net valuation increases from investments reported at fair value across our portfolio. These increases were partially offset by a 25% decline in incentive fees from prior year quarter, primarily affected by timing of transactions.
Operating expenses increased 17% as compared to the prior year quarter, in line with the increase in total segment revenue. LaSalle's operating income was $33.8 million for the first quarter of 2016, up 19% from the prior year quarter. Adjusted EBITDA was $34.4 million for the quarter, an increase of 19% from the prior year. Adjusted EBITDA margin was 29.7% for the first quarter of 2016, compared with 29.2% in 2015.
In the first quarter of 2016, LaSalle raised $1.9 billion in equity commitments. Assets under management increased $1.9 billion from December 31, 2015 to $58.3 billion as of March 31, 2016. The net increase in assets under management included $2.9 billion of acquisitions and takeovers and $2.6 million of net valuation increases. This was partially offset by $3.1 billion of dispositions and withdrawals and $0.5 billion of net reductions due to foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our unsecured revolving credit facility (the "Facility"), and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During the first quarter of 2016, cash flows used for operating activities were $336.9 million, as compared with $335.8 million for the prior year quarter. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year. This was the primary driver of cash used for operating activities for the first three months of both years.
Cash Flows from Investing Activities
We used $184.3 million of cash for investing activities during the first quarter of 2016, an increase of $163.3 million from the $21.0 million used for investing activities during the first quarter of 2015. Cash flows from investing activities were primarily affected by payments for business acquisitions, property and equipment net capital additions, and capital contribution and distribution activity related to co-investments. We discuss these items individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $540.3 million of cash in the first quarter of 2016, as compared to $313.4 million in the first quarter of 2015. This $226.9 million increase was primarily due to (a) a year-over-year increase in net borrowings under our Facility of $183.1 million and (b) contributions of $25.6 million from noncontrolling interest holders. These contributions funded the holders' proportionate share of property acquisitions completed during the first quarter of 2016 by a consolidated VIE discussed below.
Credit Facility
Our $2.0 billion Facility matures February 25, 2020. As of March 31, 2016, we had outstanding borrowings under the Facility of $800.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $554.3 million and $158.0 million during the three months ended March 31, 2016 and 2015, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $43.0 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $23.6 million and $49.2 million as of March 31, 2016 and December 31, 2015, respectively, of which $18.6 million and $24.6 million as of March 31, 2016 and December 31, 2015, respectively, were attributable to local overdraft facilities.
See Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements for additional information on our Facility and short-term borrowings.
Co-Investment Activity
As of March 31, 2016, we had total investments of $360.2 million in approximately 50 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $37.5 million and $5.0 million for the three months ended March 31, 2016, and 2015, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of March 31, 2016, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2015 or in the first three months of 2016 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
We announced on April 27, 2016, that our Board of Directors declared a semi-annual cash dividend of $0.31 per share. We will make the dividend payment on June 15, 2016 to holders of record at the close of business on May 13, 2016. Concurrently, we will pay a dividend-equivalent in the same per share amount on outstanding but unvested shares of restricted stock units granted under our Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2016 and 2015 were $67.7 million and $19.2 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Capital expenditures for the three months ended March 31, 2016 and 2015 included $34.4 million and $0.3 million, respectively, of property acquisitions and capital expenditures made by consolidated VIEs, of which $34.1 million for the first quarter of 2016 was attributable to a consolidated VIE in which we held a 25.0% equity interest. Refer to Note 6, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the three months ended March 31, 2016, we paid $76.5 million for business acquisitions. This included (a) payments relating to 10 new acquisitions in 2016 and $2.1 million for deferred acquisition obligations and (b) contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $113.1 million on our Condensed Consolidated Balance Sheets as of March 31, 2016. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2016, we had the potential to make earn-out payments for a maximum of $292.6 million on 37 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next seven years, assuming the achievement of the applicable performance conditions.
We are considering, and will continue to consider, acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2016 and December 31, 2015, we had total cash and cash equivalents of $240.4 million and $216.6 million, respectively, of which approximately $183.0 million and $175.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. The assets of these countries aggregated to approximately 4% and 5% of our total assets as of March 31, 2016 and December 31, 2015, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to other like-investment vehicles and direct investments for future co-investments, totaling a maximum of $164.4 million as of March 31, 2016. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.

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
We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the SEC.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on the Facility, which had a borrowing capacity of $2.0 billion as of March 31, 2016. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility were $554.3 million, with an effective interest rate of 1.4%, for the three months ended March 31, 2016. We had $800.0 million outstanding under the Facility and outstanding letters of credit of $18.2 million as of March 31, 2016. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes due in November 2022 (the "Notes") bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2015 or the first three months of 2016, and we had no such agreements outstanding as of March 31, 2016.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 54% and 55% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (13% and 14% of revenue for the three months ended March 31, 2016 and 2015, respectively) and the euro (13% and 12% of revenue for the three months ended March 31, 2016 and 2015, respectively).
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
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended March 31, 2016, our total revenue increased 11% in U.S. dollars and 14% in local currency and our operating income decreased 44% in U.S. dollars and 50% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of March 31, 2016, we had forward exchange contracts in effect with a gross notional value of $2.36 billion ($1.14 billion on a net basis) and a net fair value gain of $14.6 million for the three months ended March 31, 2016. This net carrying gain is offset by a carrying loss associated with intercompany lending and cash management practices.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2016, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time and interest and foreign currency rates.
For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are a defendant or plaintiff in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although we cannot determine the ultimate liability for these matters based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 5. Other Information
Corporate Governance
Our policies and practices reflect corporate governance initiatives we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the SEC and certain provisions of the General Corporation Law in the State of Maryland, where JLL is incorporated. We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.jll.com by clicking "Investor Relations" and then "Board of Directors and Corporate Governance."
Corporate Officers
The names and titles of our corporate executive officers are as follows:
Global Executive Board
Colin Dyer1
Chief Executive Officer and President
Christie B. Kelly
Executive Vice President and Chief Financial Officer
John Forrest
Chair of the Global Corporate Solutions Board and Chief Executive Officer, Global and Americas Corporate Solutions
Alastair Hughes2
Chief Executive Officer, Asia Pacific
Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management
Gregory P. O'Brien
Chief Executive Officer, Americas
Christian Ulbrich1
Chief Executive Officer, Europe, Middle East and Africa
1 Effective June 1, 2016, Mr. Ulbrich will transition to the role of President of JLL and Guy Grainger will succeed Mr. Ulbrich as Chief Executive Officer, Europe, Middle East and Africa. Mr. Dyer will remain Chief Executive Officer.
2 Effective June 1, 2016, Anthony Couse will succeed Mr. Hughes as Chief Executive Officer, Asia Pacific.

Additional Global Corporate Officers
Louis F. Bowers
Controller
Grace T. Chang
Corporate Finance and Investor Relations
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

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2016.

JONES LANG LASALLE INCORPORATED

By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1
Letter Agreement dated February 25, 2016 between Jones Lang LaSalle Incorporated and Alastair Hughes (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-13145))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2016 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith