Form 10-Q
period 2016-06-30
JONES LANG LASALLE INC
filed 2016-08-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 1, 2016 was 45,179,409.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share and per share data) (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$213.7	216.6
Trade receivables, net of allowances of $32.6 and $23.2	1,489.5	1,591.7
Notes and other receivables	302.5	267.3
Warehouse receivables	245.9	265.2
Prepaid expenses	74.5	77.8
Deferred tax assets, net	—	132.9
Other	124.4	99.3
Total current assets	2,450.5	2,650.8
Property and equipment, net of accumulated depreciation of $478.3 and $449.2	432.4	423.3
Goodwill, with indefinite useful lives	2,262.7	2,141.5
Identified intangibles, net of accumulated amortization of $156.6 and $139.0	233.7	227.2
Investments in real estate ventures, including $203.8 and $155.2 at fair value	357.8	311.5
Long-term receivables	183.1	135.2
Deferred tax assets, net	180.3	87.2
Deferred compensation plan	154.4	134.3
Other	86.4	76.1
Total assets	$6,341.3	6,187.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$661.0	712.6
Accrued compensation	672.0	1,088.9
Short-term borrowings	20.6	49.2
Deferred tax liabilities, net	—	21.1
Deferred income	121.1	114.8
Deferred business acquisition obligations	28.8	54.7
Warehouse facility	243.2	263.1
Other	207.5	200.8
Total current liabilities	1,954.2	2,505.2
Credit facility, net of debt issuance costs of $21.5 and $15.4	808.5	239.6
Long-term senior notes, net of debt issuance costs of $2.5 and $2.7	272.5	272.3
Deferred tax liabilities, net	13.6	33.0
Deferred compensation	176.6	156.2
Deferred business acquisition obligations	61.2	42.9
Other	238.1	208.5
Total liabilities	3,524.7	3,457.7
Redeemable noncontrolling interest	7.4	11.1
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,127,286 and 45,049,503 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,004.2	986.6
Retained earnings	2,134.7	2,044.2
Shares held in trust	(6.3)	(6.2)
Accumulated other comprehensive loss	(372.2)	(336.3)
Total Company shareholders’ equity	2,760.9	2,688.8
Noncontrolling interest	48.3	29.5
Total equity	2,809.2	2,718.3
Total liabilities and equity	$6,341.3	6,187.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,603.6	1,373.5	$2,940.4	2,577.0
Operating expenses:
Compensation and benefits	928.0	825.1	1,738.4	1,563.1
Operating, administrative and other	520.0	418.1	978.2	805.3
Depreciation and amortization	31.4	25.5	62.6	50.4
Restructuring and acquisition charges	10.3	1.8	17.9	2.6
Total operating expenses	1,489.7	1,270.5	2,797.1	2,421.4
Operating income	113.9	103.0	143.3	155.6
Interest expense, net of interest income	(10.9)	(7.6)	(19.8)	(13.6)
Equity earnings from real estate ventures	9.2	27.1	22.2	38.5
Other income	13.3	—	13.3	—
Income before income taxes and noncontrolling interest	125.5	122.5	159.0	180.5
Provision for income taxes	31.1	31.1	39.4	45.8
Net income	94.4	91.4	119.6	134.7
Net income attributable to noncontrolling interest	15.4	1.1	14.9	2.5
Net income attributable to the Company	79.0	90.3	104.7	132.2
Dividends on unvested common stock, net of tax benefit	0.2	0.2	0.2	0.2
Net income attributable to common shareholders	$78.8	90.1	$104.5	132.0
Basic earnings per common share	$1.75	2.01	$2.32	2.94
Basic weighted average shares outstanding (in thousands)	45,121	44,869	45,108	44,856
Diluted earnings per common share	$1.73	1.98	$2.30	2.91
Diluted weighted average shares outstanding (in thousands)	45,574	45,435	45,498	45,393
Dividends declared per share	$0.31	0.27	$0.31	0.27
Other comprehensive income (loss):
Net income attributable to the Company	$79.0	90.3	$104.7	132.2
Change in pension liabilities, net of tax	—	—	—	0.9
Foreign currency translation adjustments	(49.7)	53.7	(35.9)	(55.4)
Comprehensive income attributable to the Company	$29.3	144.0	$68.8	77.7
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	2,718.3
Net income	—	—	—	104.7	—	—	14.9	119.6
Shares issued under stock-based compensation programs	105,177	—	0.7	—	—	—	—	0.7
Shares repurchased for payment of taxes on stock-based compensation	(27,394)	—	(3.5)	—	—	—	—	(3.5)
Tax adjustments due to share vestings and exercises	—	—	1.2	—	—	—	—	1.2
Amortization of stock-based compensation	—	—	18.4	—	—	—	—	18.4
Dividends paid, $0.31 per share	—	—	—	(14.2)	—	—	—	(14.2)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	(35.9)	—	(35.9)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	3.9	3.9
Acquisition of redeemable noncontrolling interest	—	—	0.8	—	—	—	—	0.8
June 30, 2016	45,127,286	$0.5	1,004.2	2,134.7	(6.3)	(372.2)	48.3	2,809.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2016	2015
Cash flows used in operating activities:
Net income	$119.6	134.7
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	18.0	10.3
Other adjustments, net	60.1	37.7
Changes in working capital, net	(480.5)	(397.6)
Net cash used in operating activities	(282.8)	(214.9)
Cash flows used in investing activities:
Net capital additions – property and equipment	(114.2)	(45.4)
Business acquisitions	(93.0)	(41.7)
Capital contributions to real estate ventures	(63.0)	(32.3)
Distributions of capital from real estate ventures	29.3	20.3
Other, net	41.8	6.8
Net cash used in investing activities	(199.1)	(92.3)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,693.0	955.0
Repayments of borrowings under credit facility	(1,118.0)	(625.2)
Payments of deferred business acquisition obligations and earn-outs	(30.6)	(41.5)
Payment of dividends	(14.2)	(12.3)
Noncontrolling interest contributions (distributions), net	5.0	(6.8)
Other, net	(57.7)	(13.6)
Net cash provided by financing activities	477.5	255.6
Effect of currency exchange rate changes on cash and cash equivalents	1.5	(7.8)
Net change in cash and cash equivalents	(2.9)	(59.4)
Cash and cash equivalents, beginning of the period	216.6	250.4
Cash and cash equivalents, end of the period	$213.7	191.0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16.5	10.0
Income taxes, net of refunds	75.1	70.7
Non-cash investing activities:
Business acquisitions, including contingent consideration	$47.2	13.4
Capital leases	5.7	4.4
Non-cash financing activities:
Deferred business acquisition obligations	$29.4	5.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation, including condensing the comparative information in the Condensed Consolidated Statements of Cash Flows.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year-end, while we recognize certain expenses evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services ("RES") segments, revenue from capital markets activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period.
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
As a result of the items mentioned above, the results for the periods ended June 30, 2016 and 2015 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018. We are evaluating the effect this guidance will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of the accounting for share-based payment transactions. This includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the presentation of related amounts within the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), as discussed below, amends and comprises ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. These ASUs, and other related ASUs, will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP") when effective. The final standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016. We are evaluating the effect these ASUs will have on our financial statements and related disclosures. We have not yet selected a transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect the guidance will have on our financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this ASU effective January 1, 2016 as a change in accounting principle. We elected prospective application and, therefore, we did not retrospectively adjust the comparative balance sheet information. Had we adopted ASU No. 2015-17 retrospectively, our total Deferred tax assets and total Deferred tax liabilities would have each decreased $41.3 million, as of December 31, 2015. The adoption of ASU No. 2015-17 had no impact on our condensed consolidated statements of comprehensive income or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented as a direct deduction from the related debt liability on the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits the presentation of debt issuance costs associated to line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU No. 2015-03 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, and requires retrospective application, and ASU No. 2015-15 is effective upon the adoption of ASU No. 2015-03. We adopted ASU No. 2015-03 (and therefore ASU No. 2015-15) effective January 1, 2016 as a change in accounting principle. As retrospective application is required, we adjusted the comparative balance sheet information; we have reclassified debt issuance costs of $18.1 million as of December 31, 2015 from Other assets to Credit facility ($15.4 million) and Long-term senior notes ($2.7 million). The adoption of ASU No. 2015-03 had no impact on our condensed consolidated statements of comprehensive income or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted ASU No. 2015-02 effective January 1, 2016 as a change in accounting principle and elected modified retrospective application. The adoption of ASU No. 2015-02 had no material impact on our Condensed Consolidated Financial Statements.

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

Contracts accounted for on a gross basis resulted in certain costs reflected in both revenue and operating expenses (gross contract costs) of $258.2 million and $191.7 million for the three months ended June 30, 2016 and 2015, respectively, and $477.5 million and $366.1 million for the six months ended June 30, 2016 and 2015, respectively.

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

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Real Estate Services
Americas
Revenue	$672.9	597.5	$1,276.4	1,151.7
Equity earnings	0.4	0.5	0.7	0.9
Total segment revenue	673.3	598.0	1,277.1	1,152.6
Gross contract costs	(43.4)	(52.9)	(92.2)	(105.9)
Total segment fee revenue	629.9	545.1	1,184.9	1,046.7
Operating expenses:
Compensation, operating and administrative expenses	607.4	536.7	1,162.0	1,040.3
Depreciation and amortization	18.4	15.3	37.3	30.9
Total segment operating expenses	625.8	552.0	1,199.3	1,071.2
Gross contract costs	(43.4)	(52.9)	(92.2)	(105.9)
Total fee-based segment operating expenses	582.4	499.1	1,107.1	965.3
Operating income	$47.5	46.0	$77.8	81.4

EMEA
Revenue	$481.3	416.3	$850.7	742.0
Equity earnings (losses)	—	1.1	(0.1)	0.8
Total segment revenue	481.3	417.4	850.6	742.8
Gross contract costs	(148.2)	(90.1)	(261.1)	(161.9)
Total segment fee revenue	333.1	327.3	589.5	580.9
Operating expenses:
Compensation, operating and administrative expenses	453.1	379.1	826.8	702.2
Depreciation and amortization	8.2	6.1	15.8	11.3
Total segment operating expenses	461.3	385.2	842.6	713.5
Gross contract costs	(148.2)	(90.1)	(261.1)	(161.9)
Total fee-based segment operating expenses	313.1	295.1	581.5	551.6
Operating income	$20.0	32.2	$8.0	29.3

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Real Estate Services
Asia Pacific
Revenue	$322.4	279.6	$585.8	517.3
Equity (losses) earnings	(0.1)	0.1	—	—
Total segment revenue	322.3	279.7	585.8	517.3
Gross contract costs	(66.6)	(48.7)	(124.2)	(98.3)
Total segment fee revenue	255.7	231.0	461.6	419.0
Operating expenses:
Compensation, operating and administrative expenses	299.9	259.9	561.4	489.5
Depreciation and amortization	4.1	3.6	8.2	7.2
Total segment operating expenses	304.0	263.5	569.6	496.7
Gross contract costs	(66.6)	(48.7)	(124.2)	(98.3)
Total fee-based segment operating expenses	237.4	214.8	445.4	398.4
Operating income	$18.3	16.2	$16.2	20.6

LaSalle
Revenue	$127.0	80.1	$227.5	166.0
Equity earnings	8.9	25.4	21.6	36.8
Total segment revenue	135.9	105.5	249.1	202.8
Operating expenses:
Compensation, operating and administrative expenses	87.6	67.5	166.4	136.4
Depreciation and amortization	0.7	0.5	1.3	1.0
Total segment operating expenses	88.3	68.0	167.7	137.4
Operating income	$47.6	37.5	$81.4	65.4

Segment Reconciling Items
Total segment revenue	$1,612.8	1,400.6	$2,962.6	2,615.5
Reclassification of equity earnings	9.2	27.1	22.2	38.5
Total revenue	1,603.6	1,373.5	2,940.4	2,577.0
Total segment operating expenses before restructuring and acquisition charges	1,479.4	1,268.7	2,779.2	2,418.8
Operating income before restructuring and acquisition charges	124.2	104.8	161.2	158.2
Restructuring and acquisition charges	10.3	1.8	17.9	2.6
Operating income	$113.9	103.0	$143.3	155.6

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2016 Business Combinations Activity
During the six months ended June 30, 2016, we completed 16 new acquisitions, as presented in the table below. These acquisitions reflect continued expansion of our annuity businesses while also more broadly growing scale in key regional markets across all business lines.

Acquired Company	Country	Service Line
Bill Goold Realty	Canada	Capital Markets & Hotels
Dazheng	China	Advisory, Consulting and Other
Procofin	Finland	Project & Development Services
CTH	France	Project & Development Services
Véronique Nocquet	France	Leasing
ACREST	Germany	Property & Facility Management
Morii Appraisal and Investment Consulting	Japan	Advisory, Consulting and Other
Cobertura SA	Portugal	Capital Markets & Hotels
Trussard Property Consultants	South Africa	Leasing
Big Red Rooster	United States	Project & Development Services
Colliers Baltimore	United States	Leasing/Property & Facility Management
Harry K. Moore	United States	Leasing
Huntley, Mullaney, Spargo & Sullivan, Inc.	United States	Capital Markets & Hotels
Merritt & Harris	United States	Project & Development Services
Strategic Advisory Group	United States	Advisory, Consulting and Other
Washington Partners	United States	Leasing
Aggregate terms of these acquisitions included: (1) cash paid at closing of $93.0 million, (2) guaranteed deferred consideration of $29.4 million subject only to the passage of time, and (3) contingent earn-out consideration of $47.2 million, which we will pay upon satisfaction of certain performance conditions and which we have recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $143.8 million, identifiable intangibles of $20.3 million, and other net assets (acquired assets less assumed liabilities) of $5.5 million. As of June 30, 2016, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2016 acquisitions during their open measurement periods.
During the six months ended June 30, 2016, we paid $30.6 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.8 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
On June 6, 2016, we announced we had reached a definitive agreement to acquire Integral UK Ltd., a leading provider of mechanical and electrical property maintenance in the United Kingdom ("UK"). The acquisition will make JLL one of the largest mobile engineering services providers for property worldwide and will strengthen our ability to self-perform property maintenance for clients across EMEA, adding to the already strong base of transactional services. Refer to additional discussion on the closing of the acquisition in Note 14, Subsequent Events.
2015 Business Combination Activity
During the six months ended June 30, 2016, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2015. These adjustments resulted in an $8.7 million increase to goodwill and related decreases of $4.5 million and $4.2 million to identifiable intangibles and other net assets acquired (assets less acquired liabilities), respectively. As of June 30, 2016, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2015 acquisitions with open measurement periods.

Earn-Out Payments
As of June 30, 2016, we had the potential to make a maximum of $301.4 million (undiscounted) in earn-out payments on 43 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $169.6 million, representing the fair value of these obligations as of June 30, 2016, which we include in Other current and Other long-term liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next seven years.
As of December 31, 2015, we had the potential to make a maximum of $230.4 million (undiscounted) in earn-out payments on 28 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $127.3 million, representing the fair value of these obligations as of December 31, 2015, which is included in Other current and Other long-term liabilities within our Condensed Consolidated Balance Sheet.
Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. Goodwill and unamortized intangibles of $2,496.4 million as of June 30, 2016 consisted of: (1) goodwill of $2,262.7 million with indefinite useful lives that are not amortized, (2) identifiable intangibles of $220.8 million amortized over their remaining finite useful lives, and (3) $12.9 million of identifiable intangibles with indefinite useful lives that are not amortized.
The following tables detail, by reporting segment, movements in goodwill with indefinite useful lives.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	2,141.5
Additions, net of adjustments	102.7	36.6	13.2	—	152.5
Impact of exchange rate movements	0.9	(34.7)	3.6	(1.1)	(31.3)
Balance as of June 30, 2016	$1,264.7	698.1	283.4	16.5	2,262.7

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2014	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	10.0	15.3	18.7	—	44.0
Impact of exchange rate movements	(0.6)	(14.1)	(4.0)	0.1	(18.6)
Balance as of June 30, 2015	$1,017.7	651.6	245.5	18.5	1,933.3

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2015	$297.1	48.5	14.3	6.3	366.2
Additions, net of adjustments	19.3	6.6	1.2	—	27.1
Impact of exchange rate movements	(0.2)	(3.3)	0.3	0.2	(3.0)
Balance as of June 30, 2016	$316.2	51.8	15.8	6.5	390.3

Accumulated Amortization
Balance as of December 31, 2015	$(97.0)	(32.6)	(9.3)	(0.1)	(139.0)
Amortization, net	(15.6)	(4.0)	(0.7)	—	(20.3)
Impact of exchange rate movements	0.3	2.6	(0.2)	—	2.7
Balance as of June 30, 2016	$(112.3)	(34.0)	(10.2)	(0.1)	(156.6)

Net book value as of June 30, 2016	$203.9	17.8	5.6	6.4	233.7

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2014	$103.4	43.8	9.5	7.0	163.7
Additions, net of adjustments	2.3	0.7	1.9	—	4.9
Impact of exchange rate movements	—	(0.4)	(0.2)	(0.2)	(0.8)
Balance as of June 30, 2015	$105.7	44.1	11.2	6.8	167.8

Accumulated Amortization
Balance as of December 31, 2014	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization, net	(3.4)	(1.3)	(0.2)	—	(4.9)
Impact of exchange rate movements	—	0.3	0.1	—	0.4
Balance as of June 30, 2015	$(88.3)	(32.0)	(9.0)	(0.1)	(129.4)

Net book value as of June 30, 2015	$17.4	12.1	2.2	6.7	38.4
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining estimated future amortization expense by year as of June 30, 2016 is presented in the following table.

(in millions)
2016 (6 months)	$23.2
2017	41.4
2018	37.4
2019	31.2
2020	25.6
2021	16.9
Thereafter	45.1
Total	$220.8

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2016 and December 31, 2015, we had Investments in real estate ventures of $357.8 million and $311.5 million, respectively.
Approximately 60% of our investments are direct co-investments in 51 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%. The remaining 40% of our Investments in real estate ventures as of June 30, 2016 were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
Typically, our investments in real estate ventures are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life, which is generally five to seven years.
As of June 30, 2016, LIC II had unfunded capital commitments to underlying ventures of $72.5 million and a $10.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitment to LIC II was $69.9 million as of June 30, 2016. We expect LIC II to draw down on our commitments over the next three years to satisfy its existing commitments to underlying real estate ventures.
The following table summarizes the above discussion relative to LIC II:

($ in millions)	June 30, 2016
Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments in LIC II	$69.9
Our share of unfunded capital commitments to underlying funds	35.4
Our share of exposure on outstanding borrowings	3.6
Our maximum exposure, assuming facility is fully drawn	4.9
Exclusive of our LIC II commitment structure, we have potential unfunded commitments to other similar investment vehicles or direct investments, the aggregate maximum of which is $97.1 million as of June 30, 2016.

We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2016	December 31, 2015
Property and equipment, net	$13.9	32.6
Investment in real estate venture	7.0	6.6
Other assets	43.2	4.9
Total assets	$64.1	44.1
Mortgage indebtedness	$9.8	25.8
Other liabilities	0.9	—
Total liabilities	10.7	25.8
Members' equity	53.4	18.3
Total liabilities and members' equity	$64.1	44.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue	$1.1	1.3	$3.0	2.4
Operating and other expenses	(0.1)	(0.9)	(2.0)	(1.8)
Gain on sale of investment	13.3	—	13.3	1.3
Net income	$14.3	0.4	$14.3	1.9
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
We evaluate our investments in real estate ventures accounted for under the equity method on a quarterly basis, or as otherwise deemed necessary, for indications we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators in the underlying real estate assets that comprise the majority of our investments. We base such assessments, in regard to both the investment and underlying asset levels, on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and, as applicable, record an impairment charge. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which we recognize within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges aggregated to $0.2 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

(in millions)	2016	2015
Fair value investments as of January 1,	$155.2	113.6
Investments	52.0	22.7
Distributions	(21.9)	(2.7)
Change in fair value	12.2	7.0
Foreign currency translation adjustments, net	6.3	(1.6)
Fair value investments as of June 30,	$203.8	139.0

7.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2016	820.4	$112.83	2.21
Granted	49.7	108.75
Vested	(9.7)	92.60
Forfeited	(43.1)	117.52
Unvested as of June 30, 2016	817.3	$112.58	2.00
Unvested shares expected to vest as of June 30, 2016	796.1	$112.69	2.00

Unvested as of March 31, 2015	819.6	$101.13	2.35
Granted	10.2	172.93
Vested	(14.3)	85.82
Forfeited	(6.5)	87.58
Unvested as of June 30, 2015	809.0	$102.41	2.15
Unvested shares expected to vest as of June 30, 2015	785.9	$102.62	2.16

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	250.6	107.45
Vested	(94.6)	91.22
Forfeited	(44.7)	116.50
Unvested as of June 30, 2016	817.3	$112.58	1.99
Unvested shares expected to vest as of June 30, 2016	796.1	$112.69	2.00

Unvested as of December 31, 2014	745.3	$90.43	2.38
Granted	130.3	160.91
Vested	(56.1)	81.94
Forfeited	(10.5)	88.16
Unvested as of June 30, 2015	809.0	$102.41	2.15
Unvested shares expected to vest as of June 30, 2015	785.9	$102.62	2.16
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of June 30, 2016, we had $37.0 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.
Shares that vested during the three months ended June 30, 2016 and 2015, had grant date fair values of $0.9 million and $1.2 million, respectively, and $8.6 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively. Shares we granted during the three months ended June 30, 2016 and 2015, had grant date fair values of $5.4 million and $1.8 million, respectively, and $26.9 million and $21.0 million for the six months ended June 30, 2016 and 2015, respectively.

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
We had no transfers among levels of the fair value hierarchy during the three and six months ended June 30, 2016 and 2015. Our policy is to recognize transfers at the end of quarterly reporting periods.
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

We estimated the fair value of our Long-term senior notes as $289.0 million and $282.0 million as of June 30, 2016 and December 31, 2015, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $272.5 million and $272.3 million as of June 30, 2016 and December 31, 2015, respectively, and includes debt issuance costs of $2.5 million and $2.7 million, respectively.
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
We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2016 and December 31, 2015, investments in real estate ventures at fair value were $203.8 million and $155.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2016		December 31, 2015
(in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$14.1	—	9.5	—
Deferred compensation plan assets	154.4	—	134.3	—
Total assets at fair value	$168.5	—	143.8	—
Liabilities
Foreign currency forward contracts payable	$19.1	—	21.2	—
Deferred compensation plan liabilities	153.1	—	129.4	—
Earn-out liabilities	—	169.6	—	127.3
Total liabilities at fair value	$172.2	169.6	150.6	127.3
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2016 and December 31, 2015, these contracts had a gross notional value of $2.13 billion ($1.21 billion on a net basis) and $2.28 billion ($1.26 billion on a net basis), respectively.

The revaluations of our foreign currency forward contracts resulted in a net loss of $5.0 million and a net gain of $3.6 million as of June 30, 2016 and 2015, respectively. We recognize gains and losses from the revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or six months ended June 30, 2016 or 2015.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $14.1 million asset as of June 30, 2016 was comprised of gross contracts with receivable positions of $15.8 million and payable positions of $1.7 million. The $19.1 million liability as of June 30, 2016 was comprised of gross contracts with receivable positions of $0.8 million and payable positions of $19.9 million. As of December 31, 2015, the $9.5 million asset was comprised of gross contracts with receivable positions of $10.0 million and payable positions of $0.5 million. The $21.2 million liability as of December 31, 2015, was comprised of gross contracts with receivable positions of $0.9 million and payable positions of $22.1 million.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2016 as Deferred compensation plan assets of $154.4 million, long-term deferred compensation plan liabilities of $153.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.3 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million, long-term deferred compensation plan liabilities of $129.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million.
Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. See Note 5, Business Combinations, Goodwill and Intangibles, for additional discussion of our earn-out liabilities.
The tables below present a reconciliation for earn-out liabilities using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016.

(in millions)	Balance as of March 31, 2016	Decrease due to change in assumptions	Foreign currency translation adjustments	Purchases	Settlements	Balance as of June 30, 2016
Earn-out liabilities	$158.8	(1.1)	(1.9)	14.9	(1.1)	169.6

(in millions)	Balance as of December 31, 2015	Decrease due to change in assumptions	Foreign currency translation adjustments	Purchases	Settlements	Balance as of June 30, 2016
Earn-out liabilities	$127.3	(0.9)	(1.2)	47.2	(2.8)	169.6

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any investment-level impairment losses during either of the three or six months ended June 30, 2016 or 2015. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Credit Facility
On June 21, 2016, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $2.0 billion to $2.75 billion; (2) an extension of the maturity date from February 25, 2020 to June 21, 2021; (3) modifications to certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; (4) a range of pricing from LIBOR plus 0.95% to 2.05%, with pricing as of June 30, 2016 at LIBOR plus 1.05%; (5) an increase in the permitted amount for certain new indebtedness; and (6) the removal of limitations on the amount of Investments in real estate ventures. Consistent with our prior agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.
As of June 30, 2016, we had outstanding borrowings under the Facility of $830.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $941.5 million and $397.4 million during the three months ended June 30, 2016 and 2015, respectively, and $747.9 million and $277.7 million during the six months ended June 30, 2016 and 2015, respectively.
The effective interest rates on our Facility were 1.5% and 1.1% for the three months ended June 30, 2016 and 2015, respectively, and 1.5% and 1.1% during the six months ended June 30, 2016 and 2015, respectively.
We remained in compliance with all covenants under our Facility as of June 30, 2016, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term
In addition to our Facility, we have the capacity to borrow up to an additional $43.1 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $20.6 million and $49.2 million as of June 30, 2016 and December 31, 2015, respectively, of which $10.5 million and $24.6 million as of June 30, 2016 and December 31, 2015, respectively, was attributable to local overdraft facilities.
Long-Term Senior Notes
As of June 30, 2016 and December 31, 2015, we had $275.0 million of Long-term senior notes due November 2022 (the "Notes") outstanding. The Notes bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Interest is payable semi-annually on May 15 and November 15.
Our issuer and senior unsecured ratings are investment grade as of June 30, 2016: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

10.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance (including insurance provided through a consolidated captive insurance company as further discussed below), but they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although we cannot determine the ultimate liability for these matters, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
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
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2015	$19.2
New claims	5.7
Prior year claims adjustments	(1.7)
Claims paid	(5.4)
June 30, 2016	$17.8

December 31, 2014	$9.2
New claims	2.5
Prior year claims adjustments	0.2
Claims paid	—
June 30, 2015	$11.9

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and six months ended June 30, 2016, we recognized Restructuring and acquisition charges of $10.3 million and $17.9 million, respectively. For the three and six months ended June 30, 2015, we recognized Restructuring and acquisition charges of $1.8 million and $2.6 million, respectively. In all periods, charges primarily consist of (1) severance and employment-related charges, (2) lease exit charges and fair value reserve adjustments, and (3) other acquisition and integration-related charges. For the six months ended June 30, 2016 there was $0.2 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. Additionally, there was a $2.3 million gain for both the three and six months ended June 30, 2016 included in Restructuring and acquisition charges for a foreign currency derivative relating to an acquisition payment.
The following tables show the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments to earn-out liabilities and foreign currency derivative activity individually noted above.

(in millions)	Severance	Lease Exit	Other Acquisition Costs	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	11.1	—	8.9	20.0
Payments made	(3.6)	(0.4)	(7.8)	(11.8)
June 30, 2016	$10.2	5.3	1.3	16.8

(in millions)	Severance	Lease Exit	Other Acquisition Costs	Total
December 31, 2014	$3.0	4.2	0.4	7.6
Accruals	—	0.2	2.4	2.6
Payments made	(1.4)	(1.9)	(2.6)	(5.9)
June 30, 2015	$1.6	2.5	0.2	4.3
We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2016 will be paid during 2016. Lease exit payments depend on the terms of various leases, which extend as far out as 2020.

12.	NONCONTROLLING INTEREST
We reflected changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
Acquisition of redeemable noncontrolling interest (1)	(3.6)
Impact of exchange rate movements	(0.1)
Redeemable noncontrolling interests as of June 30, 2016	$7.4
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.8 million representing the difference between the redemption value and the carrying value of the acquired interest.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2016	$(35.8)	(286.7)	(322.5)
Other comprehensive loss before reclassification	—	(49.7)	(49.7)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	—	(49.7)	(49.7)
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2015	$(62.5)	(245.9)	(308.4)
Other comprehensive income before reclassification	—	53.7	53.7
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	53.7	53.7
Balance as of June 30, 2015	$(62.5)	(192.2)	(254.7)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	—	(35.9)	(35.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	—	(35.9)	(35.9)
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$(63.4)	(136.8)	(200.2)
Other comprehensive income (loss) before reclassification	0.9	(55.4)	(54.5)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.9	(55.4)	(54.5)
Balance as of June 30, 2015	$(62.5)	(192.2)	(254.7)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

14.	SUBSEQUENT EVENTS
On August 1, 2016, we closed on our previously announced acquisition of Integral UK Ltd. The cash consideration payable, excluding amounts attributable to working capital, was $251 million. Integral UK Ltd. has the potential to earn future payments, based on an earn-out structure tied to performance, such that total consideration payable could be up to $341 million.
Subsequent to June 30, 2016, we announced the completion of the following additional business acquisitions:

•	BRG - a workplace technology consulting, technology implementation, and space and move management services business located in the United States,

•	MSCI's global corporate occupiers benchmarking (Global Occupiers) business,

•	Sage Capital Advisors, LLC - an investment sales, equity and debt advisory firm located in the United States, and

•	Travis Commercial Real Estate Services - a property leasing and management company located in the United States.
Total consideration payable for these additional acquisitions could be up to $100 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2016, and our audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report on Form 10-K.
The following discussion and analysis contains certain forward-looking statements generally identified by the words anticipates, believes, estimates, expects, forecasts, plans, intends and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements included within this section for further information.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2016.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the six months ended June 30, 2016 and our forecasted effective tax rate for 2016 is 24.8%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
Transactional-Based Revenue
Transactional-based fees, that are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities and other services within our RES businesses, and LaSalle, increase the variability of the revenue we earn. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2016 and 2015 are not fully indicative of the results we expect to realize for the full fiscal year.
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
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Throughout Results of Operations, discussion of percentage changes and reported Adjusted EBITDA margins are in local currency unless otherwise noted. Percentage changes presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing our performance and operations excluding the effect of foreign currency fluctuations. Because percentage changes presented on a local currency basis are not calculated under U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
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

Consolidated Operating Results

	Three Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$415.4	380.0	35.4	9%	10%
Capital Markets & Hotels	220.0	223.0	(3.0)	(1)	—
Property & Facility Management	297.1	259.7	37.4	14	17
Project & Development Services	155.5	121.4	34.1	28	30
Advisory, Consulting and Other	130.4	117.6	12.8	11	14
LaSalle	127.0	80.1	46.9	59	56
Total fee revenue	$1,345.4	1,181.8	163.6	14%	15%
Gross contract costs	258.2	191.7	66.5	35	39
Total revenue	$1,603.6	1,373.5	230.1	17%	19%
Compensation, operating and administrative expenses excluding gross contract costs	1,189.8	1,051.5	138.3	13	15
Gross contract costs	258.2	191.7	66.5	35	39
Depreciation and amortization	31.4	25.5	5.9	23	25
Restructuring and acquisition charges	10.3	1.8	8.5	n.m.	n.m.
Total operating expenses	$1,489.7	1,270.5	219.2	17%	19%
Operating income	$113.9	103.0	10.9	11%	10%
Adjusted EBITDA	$159.8	156.0	3.8	2%	1%
n.m. - not meaningful

Consolidated Operating Results (continued)

	Six Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$735.2	685.4	49.8	7%	8%
Capital Markets & Hotels	389.7	400.9	(11.2)	(3)	(1)
Property & Facility Management	585.1	520.5	64.6	12	16
Project & Development Services	286.9	222.6	64.3	29	32
Advisory, Consulting and Other	238.5	215.5	23.0	11	14
LaSalle	227.5	166.0	61.5	37	36
Total fee revenue	$2,462.9	2,210.9	252.0	11%	13%
Gross contract costs	477.5	366.1	111.4	30	36
Total revenue	$2,940.4	2,577.0	363.4	14%	17%
Compensation, operating and administrative expenses excluding gross contract costs	2,239.1	2,002.3	236.8	12	14
Gross contract costs	477.5	366.1	111.4	30	36
Depreciation and amortization	62.6	50.4	12.2	24	26
Restructuring and acquisition charges	17.9	2.6	15.3	n.m.	n.m.
Total operating expenses	$2,797.1	2,421.4	375.7	16%	18%
Operating income	$143.3	155.6	(12.3)	(8%)	(11%)
Adjusted EBITDA	$244.8	244.4	0.4	—%	(2%)
n.m. - not meaningful
Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") represents Net income attributable to common shareholders before interest expense net of interest income, income taxes, depreciation and amortization, further adjusted for items we do not consider indicative of our ongoing performance, including restructuring and acquisition charges as well as mortgage servicing rights ("MSR") - net non-cash activity. MSR - net non-cash activity consists of the balances presented within Revenue comprised of (a) the gains we recognized in conjunction with the origination and sale of mortgage loans offset by (b) the amortization of the corresponding MSR intangible assets generated upon such gain recognition over the estimated period during which we project net servicing income will be received. We calculate such gains and the corresponding MSR intangible assets as the present value of estimated cash flows over the estimated mortgage servicing periods. Although Adjusted EBITDA and EBITDA are non-GAAP financial measures, they are used extensively by management in budgeting, managing, and assessing business performance, and are useful to investors and lenders as metrics for evaluating operating performance from period to period in a meaningful and consistent manner in addition to standard financial measurements under U.S. GAAP. We also use EBITDA in the calculations of certain covenants related to our revolving credit facility. However, Adjusted EBITDA and EBITDA should not be considered as alternatives to net income determined in accordance with U.S. GAAP. Because Adjusted EBITDA and EBITDA are not calculated under U.S. GAAP, our Adjusted EBITDA and EBITDA may not be comparable to similarly titled measures used by other companies.

Adjusted operating income excludes the impact of restructuring and acquisition charges, MSR - net non-cash activity, and amortization of acquisition-related intangibles, which we do not consider to be indicative of our ongoing performance. Although adjusted operating income is a non-GAAP financial measure, it is used extensively by management in budgeting, managing, and assessing business performance net of the impact of capital expenditures reflected through depreciation expense, but excluding the results of our co-investment in real estate ventures accounted for under the equity method, and is useful to investors as a metric for evaluating operating performance. However, adjusted operating income should not be considered as an alternative to operating income determined in accordance with U.S. GAAP. Because adjusted operating income is not calculated under U.S. GAAP, our adjusted operating income may not be comparable to similarly titled measures used by other companies.
Below is the reconciliation of revenue and operating expenses to fee revenue and fee-based operating expenses as well as operating income to adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue	$1,603.6	1,373.5	$2,940.4	2,577.0
Gross contract costs	(258.2)	(191.7)	(477.5)	(366.1)
Fee revenue	$1,345.4	1,181.8	$2,462.9	2,210.9

Operating expenses	$1,489.7	1,270.5	$2,797.1	2,421.4
Gross contract costs	(258.2)	(191.7)	(477.5)	(366.1)
Fee-based operating expenses	$1,231.5	1,078.8	$2,319.6	2,055.3

Operating income	$113.9	103.0	$143.3	155.6

Add:
Restructuring and acquisition charges	10.3	1.8	17.9	2.6
MSR - net non-cash activity	(2.7)	(0.1)	0.6	—
Amortization of acquisition-related intangibles	4.5	2.5	8.9	4.3
Adjusted operating income	$126.0	107.2	$170.7	162.5
Adjusted EBITDA margin, calculated on a local currency basis, is calculated by dividing Adjusted EBITDA by fee revenue. Below is a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, as well as the Adjusted EBITDA margin (on a fee revenue basis):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income attributable to common shareholders	$78.8	90.1	$104.5	132.0
Add:
Interest expense, net of interest income	10.9	7.6	19.8	13.6
Provision for income taxes	31.1	31.1	39.4	45.8
Depreciation and amortization	31.4	25.5	62.6	50.4
EBITDA	$152.2	154.3	$226.3	241.8
Add:
Restructuring and acquisition charges	10.3	1.8	17.9	2.6
MSR - net non-cash activity	(2.7)	(0.1)	0.6	—
Adjusted EBITDA	$159.8	156.0	$244.8	244.4

Adjusted EBITDA margin	11.6%	13.2	9.6%	11.1

Revenue
For the second quarter of 2016, consolidated revenue was $1.60 billion, a 19% increase over consolidated revenue of $1.37 billion in the prior year quarter. Consolidated fee revenue was $1.35 billion, a 15% increase over consolidated fee revenue of $1.18 billion during the second quarter of 2015. We achieved consolidated fee revenue growth quarter-over-quarter in all reporting segments. Growth by service line was led by Project & Development Services, up 30%, Property & Facility Management, up 17%, and Leasing, up 10%, whereas Capital Markets & Hotels revenue growth held flat quarter-over-quarter against a decline in overall global market volumes. LaSalle also contributed to the growth, up 56% quarter-over-quarter.
The increases in Project & Development Services and Property & Facility Management reflected the continued growth of our annuity businesses, both from organic expansion and recent acquisitions. Specifically, Project & Development Services fee revenue has grown as a result of the continued expansion of our Tetris brand along with recently completed acquisitions, particularly in EMEA. Property & Facility Management fee revenue growth resulted from new mandates and the expansion of relationships with existing clients, fueled by recent investments in technology. The increase in our Leasing business, most notably in Americas, contrasts the 7% decrease in global gross absorption as reported by JLL Research. Performance during the second quarter in Capital Markets & Hotels reflected contributions from recent acquisitions against the 8% decline in global capital markets volumes as reported by JLL Research. Across our geographic segments, Capital Markets & Hotels performance was led by Americas, up 20%, and partially offset by EMEA, down 14%, reflecting the impact of the market and political uncertainties associated with the UK’s majority vote to leave the European Union ("EU").
Revenue growth quarter-over-quarter at LaSalle was primarily driven by incentive fees generated from asset sales within maturing funds, particularly in Americas and Asia Pacific.
The spread between revenue growth on a U.S. dollar-basis and local currency-basis was primarily driven by foreign currency exchange rate fluctuations in the British pound sterling, Japanese Yen, Australian dollar, and euro.
For the first half of 2016, consolidated revenue was $2.94 billion, up 17% from the $2.58 billion in the first six months of 2015. Over the same period in 2016, consolidated fee revenue was $2.46 billion, a 13% increase from $2.21 billion in the first six months of 2015. Project & Development Services fee revenue increased $64.3 million, or 32%, driven by increases of over 20% from prior year in Americas and EMEA. Property & Facility Management fee revenue increased 16% to $585.1 million, led by Americas, up 16%, and Asia Pacific, up 17%. Capital Markets & Hotels revenue decreased $11.2 million, or 1%, to $389.7 million, with growth of 13% in Americas more than offset by a 13% decline in EMEA.
LaSalle advisory fees grew 8% to $128.6 million, which along with incentive fees of $66.0 million and transaction fees of $32.9 million, drove a total segment revenue increase of 36%, not including equity earnings, which declined to $21.6 million from $36.8 million due to a decrease in real estate sales activity within our co-investment portfolio year-over-year.
Operating Expenses
In the second quarter of 2016, consolidated operating expenses were $1.49 billion, an increase of 19%, or $219.2 million, over the second quarter of 2015. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.22 billion, an increase of 15% over the prior year quarter. This increase corresponded with comparatively higher fee revenue, up 15% over the prior year quarter, as well as continued investments in technology, data and our people through initiatives aimed at enhancing profitability and competitive positioning. Additionally, depreciation and amortization increased 25% to $31.4 million, reflecting incremental amortization expense attributable to acquisition-related intangible assets recorded in conjunction with our recent business acquisitions.
Restructuring and acquisition charges were $10.3 million in the second quarter of 2016, up from $1.8 million in the prior year quarter, primarily the result of expenses recognized as part of an agreement negotiated with the former CEO of our Asia Pacific geographic segment, along with professional fees incurred in support of recent acquisition activity.
Net income attributable to common shareholders for the second quarter was $78.8 million, compared with $90.1 million last year. Adjusted EBITDA, which increased 1% from the second quarter of 2015, was $159.8 million in the second quarter of 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.6% for the second quarter of 2016, as compared with 13.2% for the prior year quarter. The quarter-over-quarter decrease in Adjusted EBITDA margin reflected the impact of changes in business mix between our transaction and annuity-based businesses, the decline in Capital Markets & Hotels through the second quarter of 2016, and continued investments in technology and data.

Total consolidated operating expenses for the six months ended June 30, 2016 were $2.80 billion, an increase of 18% over the same period in 2015. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $2.30 billion for the first six months of 2016, compared with $2.05 billion, an increase of 15%, for the first six months of 2015.
Net income attributable to common shareholders for the six months ended June 30, 2016 was $104.5 million, a decrease of 26% over the same period in 2015. Adjusted EBITDA totaled $244.8 million for the six months ended June 30, 2016, compared with $244.4 million last year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.6% for the first six months of 2016 and 11.1% last year.
Interest Expense
Net interest expense for the second quarter of 2016 was $10.9 million, up $3.3 million from the second quarter of 2015. For the six months ended June 30, 2016, net interest expense was $19.8 million, up from $13.6 million from the comparable prior year period. The quarter-over-quarter and year-over-year increase in net interest expense reflects higher average borrowings in conjunction with increases in investments and acquisitions as compared with last year. The average outstanding borrowings under the Facility were $941.5 million and $397.4 million during the three months ended June 30, 2016 and 2015, respectively, and $747.9 million and $277.7 million during the six months ended June 30, 2016 and 2015, respectively.
Equity Earnings from Real Estate Ventures
For the three and six months ended June 30, 2016, we recognized equity earnings of $9.2 million and $22.2 million, respectively, from our investments in real estate ventures, as compared with $27.1 million and $38.5 million, respectively, during the three and six months ended June 30, 2015. The decreases were driven by a year-over-year decline in real estate sales activity associated with legacy co-investments, partially offset by net valuation increases in 2016 for investments reported at fair value, reflecting positive investment performance on behalf of clients.
Provision for Income Taxes
The provision for income taxes was $31.1 million and $39.4 million, respectively, for the three and six months ended June 30, 2016, which represented an effective tax rate of 24.8%. This approximates the effective tax rate for the year ended December 31, 2015, excluding the impact related to an indemnification asset write-off in 2015.

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
Americas - Real Estate Services

	Three Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$300.0	264.7	35.3	13%	14%
Capital Markets & Hotels	91.2	76.5	14.7	19	20
Property & Facility Management	127.4	113.0	14.4	13	15
Project & Development Services	75.8	60.4	15.4	25	27
Advisory, Consulting and Other	35.1	30.0	5.1	17	18
Equity earnings	0.4	0.5	(0.1)	(20)	(36)
Total segment fee revenue	$629.9	545.1	84.8	16%	16%
Gross contract costs	43.4	52.9	(9.5)	(18)	(11)
Total segment revenue	$673.3	598.0	75.3	13%	14%
Compensation, operating and administrative expenses excluding gross contract costs	564.0	483.8	80.2	17	18
Gross contract costs	43.4	52.9	(9.5)	(18)	(11)
Depreciation and amortization	18.4	15.3	3.1	20	20
Total operating expenses	$625.8	552.0	73.8	13%	15%
Operating income	$47.5	46.0	1.5	3%	3%
Adjusted EBITDA	$62.8	60.8	2.0	3%	3%

Americas - Real Estate Services (continued)

	Six Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$549.0	493.7	55.3	11%	12%
Capital Markets & Hotels	169.8	151.3	18.5	12	13
Property & Facility Management	258.7	228.1	30.6	13	16
Project & Development Services	140.0	113.1	26.9	24	25
Advisory, Consulting and Other	66.7	59.6	7.1	12	13
Equity earnings	0.7	0.9	(0.2)	(22)	(23)
Total segment fee revenue	$1,184.9	1,046.7	138.2	13%	14%
Gross contract costs	92.2	105.9	(13.7)	(13)	(6)
Total segment revenue	$1,277.1	1,152.6	124.5	11%	12%
Compensation, operating and administrative expenses excluding gross contract costs	1,069.8	934.4	135.4	14	16
Gross contract costs	92.2	105.9	(13.7)	(13)	(6)
Depreciation and amortization	37.3	30.9	6.4	21	21
Total operating expenses	$1,199.3	1,071.2	128.1	12%	14%
Operating income	$77.8	81.4	(3.6)	(4%)	(5%)
Adjusted EBITDA	$115.0	110.5	4.5	4%	4%
Americas total segment revenue for the second quarter was $673.3 million, an increase of 14% over the prior year quarter. Fee revenue for the quarter ended June 30, 2016 was $629.9 million, an increase of $84.8 million, or 16%, over the prior year quarter. For the first six months of 2016, total segment revenue increased $124.5 million, or 12%, and fee revenue increased $138.2 million, or 14%, from the same period in 2015. Revenue growth was broad-based, with Leasing up 14% for the quarter and 12% year-to-date, Project & Development Services up 27% for the quarter and 25% year-to-date, Capital Markets & Hotels up 20% for the quarter and 13% year-to-date, and Property & Facility Management up 15% for the quarter and 16% year-to-date.
The increase in Leasing in 2016 was led by performance in the Southwest, Northwest and Midwest markets of the U.S., with additional contributions from recent acquisition activity. Our performance compared favorably to market gross absorption, which declined 7% comparing the second quarter of 2016 to the same period in 2015 according to JLL Research. New client wins as well as expanded relationships with long-standing clients and ongoing cross-selling initiatives drove double-digit revenue growth in both Project & Development Services and Property & Facility Management. Also contributing to the growth year-over-year was the contribution from recent acquisitions, including Big Red Rooster in the U.S. Project & Development Services business. The growth in Capital Markets & Hotels, despite a 14% decline in market investment volumes, was driven by our acquisition of Oak Grove Capital during the fourth quarter of 2015.
Total operating expenses were $625.8 million for the second quarter of 2016, up 15%, and $1.20 billion for the first six months of 2016, up 14%. Fee-based operating expenses, excluding restructuring and acquisition charges, were $582.4 million for the second quarter of 2016, an increase of 18% over the prior year quarter, and $1.11 billion for the first half of 2016, up 16%. These increases resulted from increased headcount as a result of organic and acquisition-driven growth as well as continued technology investments in long-term initiatives, including expenses related to our recently acquired Corrigo platform and ongoing RED(sm) implementation efforts, as well as increases in compensation and benefits associated with the increase in revenue.
Operating income was $47.5 million for the second quarter of 2016, up 3% from the second quarter of 2015. Operating income was $77.8 million for the first half of 2016, a decrease of 5% from 2015. Adjusted EBITDA for the second quarter of 2016 was $62.8 million, up 3% from the prior year quarter, and $115.0 million for the first half of 2016, up 4% from 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.9% for the second quarter of 2016, as compared with 11.2% for the prior year quarter.

EMEA - Real Estate Services

	Three Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$64.6	65.1	(0.5)	(1%)	1%
Capital Markets & Hotels	93.4	113.2	(19.8)	(17)	(14)
Property & Facility Management	59.3	50.9	8.4	17	22
Project & Development Services	56.3	39.4	16.9	43	46
Advisory, Consulting and Other	59.5	57.6	1.9	3	6
Equity earnings	—	1.1	(1.1)	n.m.	n.m.
Total segment fee revenue	$333.1	327.3	5.8	2%	5%
Gross contract costs	148.2	90.1	58.1	64	68
Total segment revenue	$481.3	417.4	63.9	15%	19%
Compensation, operating and administrative expenses excluding gross contract costs	304.9	289.0	15.9	6	9
Gross contract costs	148.2	90.1	58.1	64	68
Depreciation and amortization	8.2	6.1	2.1	34	39
Total operating expenses	$461.3	385.2	76.1	20%	23%
Operating income	$20.0	32.2	(12.2)	(38%)	(40%)
Adjusted EBITDA	$27.6	37.6	(10.0)	(27%)	(28%)
n.m. - not meaningful

EMEA - Real Estate Services (continued)

	Six Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$108.1	113.5	(5.4)	(5%)	(2%)
Capital Markets & Hotels	158.0	188.3	(30.3)	(16)	(13)
Property & Facility Management	111.5	102.6	8.9	9	14
Project & Development Services	103.6	70.6	33.0	47	51
Advisory, Consulting and Other	108.4	105.1	3.3	3	7
Equity earnings (losses)	(0.1)	0.8	(0.9)	n.m.	n.m.
Total segment fee revenue	$589.5	580.9	8.6	1%	5%
Gross contract costs	261.1	161.9	99.2	61	66
Total segment revenue	$850.6	742.8	107.8	15%	18%
Compensation, operating and administrative expenses excluding gross contract costs	565.7	540.3	25.4	5	9
Gross contract costs	261.1	161.9	99.2	61	66
Depreciation and amortization	15.8	11.3	4.5	40	46
Total operating expenses	$842.6	713.5	129.1	18%	22%
Operating income	$8.0	29.3	(21.3)	(73%)	(80%)
Adjusted EBITDA	$23.8	40.2	(16.4)	(41%)	(44%)
n.m. - not meaningful
EMEA total segment revenue was $481.3 million for the second quarter of 2016, up 19% from 2015. For the first six months of 2016, total segment revenue was $850.6 million, an increase of 18% as compared with the prior year. Fee revenue for the quarter ended June 30, 2016 was $333.1 million, up 5% from 2015. For the first six months of 2016, fee revenue was $589.5 million, an increase of 5% compared with the prior year. Fee revenue growth in the segment was driven by Project & Development Services, up 46% for the quarter and 51% year-to-date, and Property & Facility Management, up 22% for the quarter and 14% year-to-date, partially offset by Capital Markets & Hotels, down 14% for the quarter and 13% year-to-date.
Growth in Project & Development Services reflects the continued expansion of our Tetris platform, including through prior year acquisitions, specifically in Poland, Germany, and the UK, coupled with organic growth in France as well as Middle East and North Africa. The impact of recent acquisition activity in Germany drove the growth in Property & Facility Management.
Partially offsetting the overall growth in fee revenue for the EMEA segment was a general decline in performance in the UK, most notably in the transactional service lines of Leasing and Capital Markets & Hotels, as a result of market and political uncertainties associated with the referendum in which a majority of voters in the UK supported the option to leave the EU. The timing of transactions brokered by the Company, notably in Germany, also impacted the current period results.
Total operating expenses were $461.3 million for the second quarter, up 23%, and $842.6 million for the first half of 2016, up 22% from the same period in 2015. Fee-based operating expenses, excluding restructuring and acquisition charges, were $313.1 million for the second quarter of 2016, an increase of 10% quarter-over-quarter, and $581.5 million, up 10% year-over-year. These increases resulted from increased headcount in conjunction with recent acquisition activity, continued investments in technology and the regional platform, and growth of annuity businesses.
Operating income was $20.0 million for the second quarter of 2016, down 40% from the second quarter of 2015. Operating income was $8.0 million for the first half of 2016, a decrease of 80% from 2015. Adjusted EBITDA for the second quarter was $27.6 million, down 28% from prior year quarter, and $23.8 million for the first six months of 2016, down 44% from 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 7.9% for the second quarter of 2016, as compared with 11.5% for the prior year quarter. The noted declines are attributable to the decline in higher margin transactional activity, notably in the UK, platform investments, and a shift in business mix.

Asia Pacific - Real Estate Services

	Three Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$50.8	50.2	0.6	1%	4%
Capital Markets & Hotels	35.4	33.3	2.1	6	6
Property & Facility Management	110.4	95.8	14.6	15	17
Project & Development Services	23.4	21.6	1.8	8	12
Advisory, Consulting and Other	35.8	30.0	5.8	19	24
Equity earnings (losses)	(0.1)	0.1	(0.2)	n.m.	n.m.
Total segment fee revenue	$255.7	231.0	24.7	11%	13%
Gross contract costs	66.6	48.7	17.9	37	41
Total segment revenue	$322.3	279.7	42.6	15%	18%
Compensation, operating and administrative expenses excluding gross contract costs	233.3	211.2	22.1	10	13
Gross contract costs	66.6	48.7	17.9	37	41
Depreciation and amortization	4.1	3.6	0.5	14	20
Total operating expenses	$304.0	263.5	40.5	15%	18%
Operating income	$18.3	16.2	2.1	13%	12%
Adjusted EBITDA	$22.5	19.7	2.8	14%	14%
n.m. - not meaningful

Asia Pacific - Real Estate Services (continued)

	Six Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$78.1	78.2	(0.1)	—%	3%
Capital Markets & Hotels	61.9	61.3	0.6	1	2
Property & Facility Management	214.9	189.8	25.1	13	17
Project & Development Services	43.3	38.9	4.4	11	16
Advisory, Consulting and Other	63.4	50.8	12.6	25	29
Equity earnings	—	—	—	n.m.	n.m.
Total segment fee revenue	$461.6	419.0	42.6	10%	13%
Gross contract costs	124.2	98.3	25.9	26	31
Total segment revenue	$585.8	517.3	68.5	13%	17%
Compensation, operating and administrative expenses excluding gross contract costs	437.2	391.2	46.0	12	15
Gross contract costs	124.2	98.3	25.9	26	31
Depreciation and amortization	8.2	7.2	1.0	14	18
Total operating expenses	$569.6	496.7	72.9	15%	19%
Operating income	$16.2	20.6	(4.4)	(21%)	(26%)
Adjusted EBITDA	$24.4	27.6	(3.2)	(12%)	(14%)
n.m. - not meaningful
Asia Pacific total segment revenue was $322.3 million for the second quarter of 2016, up 18% quarter-over-quarter, and $585.8 million for the first six months of 2016, up 17% from 2015. Fee revenue for the second quarter of 2016 was $255.7 million, and $461.6 million for the first six months of 2016, both up 13% compared with the same periods in 2015. Fee revenue growth was driven by Property & Facility Management, up 17% both in the quarter and year-to-date, and Advisory, Consulting and Other, up 24% in the quarter and 29% year-to-date. Overall growth within the segment was led by Japan and Greater China.
Property & Facility Management fee revenue growth was focused in Australia and Hong Kong, primarily from renewals and expansions of existing mandates, along with the incremental revenue from recent acquisitions.
Total operating expenses were $304.0 million for the second quarter of 2016, up 18% quarter-over-quarter, and $569.6 million for the first half of 2016, up 19% from the comparable period in 2015. Fee-based operating expenses, excluding restructuring and acquisition charges, were $237.4 million for the second quarter of 2016, an increase of 13% quarter-over-quarter, and $445.4 million, up 16% year-over-year. These increases resulted from increased headcount in conjunction with recent acquisition activity, growth of annuity businesses, as well as continued investments in technology.
Operating income was $18.3 million for the second quarter of 2016, up 12% from the second quarter of 2015. Operating income was $16.2 million for the first half of 2016, a decrease of 26% from 2015. Adjusted EBITDA was $22.5 million, up 14% from the second quarter of 2015, and $24.4 million for the first half 2016, down 14% from 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 8.6% for the second quarter of 2016, as compared with 8.5% for the prior year quarter.

LaSalle

	Three Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Advisory fees	$66.4	59.8	6.6	11%	12%
Transaction fees & other	8.7	8.4	0.3	4	5
Incentive fees	51.9	11.9	40.0	n.m.	n.m.
Equity earnings	8.9	25.4	(16.5)	(65)	(63)
Total segment revenue	$135.9	105.5	30.4	29%	27%
Compensation, operating and administrative expenses	87.6	67.5	20.1	30	30
Depreciation and amortization	0.7	0.5	0.2	40	30
Total operating expenses	$88.3	68.0	20.3	30%	30%
Operating income	$47.6	37.5	10.1	27%	23%
Adjusted EBITDA	$47.0	38.0	9.0	24%	19%
n.m. - not meaningful

	Six Months Ended June 30,				% Change
			Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Advisory fees	$128.6	120.6	8.0	7%	8%
Transaction fees & other	32.9	14.5	18.4	n.m.	n.m.
Incentive fees	66.0	30.9	35.1	n.m.	n.m.
Equity earnings	21.6	36.8	(15.2)	(41)	(41)
Total segment revenue	$249.1	202.8	46.3	23%	22%
Compensation, operating and administrative expenses	166.4	136.4	30.0	22	23
Depreciation and amortization	1.3	1.0	0.3	30	30
Total operating expenses	$167.7	137.4	30.3	22%	23%
Operating income	$81.4	65.4	16.0	24%	21%
Adjusted EBITDA	$81.7	66.4	15.3	23%	20%
n.m. - not meaningful
LaSalle's total segment revenue for the three and six months ended June 30, 2016 was $135.9 million and $249.1 million, respectively, up 27% and 22% compared with the same periods in 2015. Advisory fees for the three and six months ended June 30, 2016 were $66.4 million and $128.6 million, respectively, increases of 12% and 8%, respectively, against comparable periods in 2015. This growth is in line with LaSalle’s strategic objective to expand margins on recurring advisory fees.
Also included within LaSalle’s segment revenue were (a) transaction fees & other income of $8.7 million for the quarter, $32.9 million for the first half of 2016, (b) incentive fees of $51.9 million for the second quarter of 2016, $66.0 million for the first half of 2016, and (c) equity earnings of $8.9 million in the quarter, $21.6 million for the first half of 2016. Incentive fees during the second quarter of 2016 resulted from the sale of assets on behalf of our clients, with notable activity in both Americas and Asia Pacific. Transaction fees & other income were up year-over-year as a result of the successful 2016 launch of the LaSalle Logiport REIT in Japan. Equity earnings were impacted by a $20.0 million decline in our proportional share of gains recognized on the sale of real estate assets within our co-investment portfolio in comparing the second quarter of 2016 to the same period in 2015.

Operating expenses increased 30% for second quarter of 2016 and 23% for the first six months of 2016, as compared with the same periods in 2015, reflecting variable compensation to employees associated with increased transaction and incentive fee activity.
LaSalle's operating income was $47.6 million for the second quarter of 2016, up 23% from the prior year quarter, and $81.4 million for the first six months of 2016, up 21% from 2015. Adjusted EBITDA was $47.0 million for the second quarter of 2016, an increase of 19% from the prior year quarter, and $81.7 million for the first half of 2016, an increase of 20% from 2015. Adjusted EBITDA margin was 33.8% for the second quarter of 2016, compared with 36.0% in the second quarter of 2015.
In the second quarter of 2016, LaSalle raised $2.1 billion in equity commitments. Assets under management increased $0.8 billion from March 31, 2016 to $59.1 billion as of June 30, 2016. The net increase in assets under management included $3.6 billion of acquisitions and takeovers and $1.1 billion of net valuation increases, partially offset by $3.9 billion of dispositions and withdrawals.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During the first six months of 2016 and 2015, cash flows used for operating activities were $282.8 million and $214.9 million, respectively. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year. This was the primary driver of cash used for operating activities for the first six months of both years and the incremental incentive compensation paid to employees during 2016 as a result of the improved performance of the Company comparing 2015 to 2014 directly impacted the comparative cash flows used for operating activities year-over-year.
Cash Flows from Investing Activities
We used $199.1 million of cash for investing activities during the first six months of 2016, an increase of $106.8 million from the $92.3 million used for investing activities during the same period in 2015. Cash flows from investing activities were primarily affected by payments for property and equipment net capital additions, business acquisitions, and capital contribution and distribution activity related to co-investments. We discuss these items individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $477.5 million of cash in the first six months of 2016, as compared to $255.6 million provided in the first six months of 2015. This $221.9 million increase was primarily due to (a) a year-over-year increase in net borrowings under our Facility of $245.2 million and (b) net contributions of $5.0 million from noncontrolling interest holders in 2016, compared to net distributions of $6.8 million in the same period of 2015. The 2016 net contributions funded the noncontrolling interest holders' proportionate share of property acquisitions completed during the first half of 2016 by a consolidated VIE discussed below.
Credit Facility
On June 21, 2016, we amended and expanded our Facility to increase our borrowing capacity from $2.0 billion to $2.75 billion. The Facility is scheduled to mature on June 21, 2021. As of June 30, 2016, we had outstanding borrowings under the Facility of $830.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $941.5 million and $397.4 million during the three months ended June 30, 2016 and 2015, respectively, and $747.9 million and $277.7 million during the six months ended June 30, 2016 and 2015, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.

Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $43.1 million under local overdraft facilities as of June 30, 2016. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $20.6 million and $49.2 million as of June 30, 2016 and December 31, 2015, respectively, of which $10.5 million and $24.6 million as of June 30, 2016 and December 31, 2015, respectively, were attributable to local overdraft facilities.
See Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements for additional information on our Facility and short-term borrowings.
Co-Investment Activity
As of June 30, 2016, we had total investments of $357.8 million in 51 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $33.7 million and $12.0 million for the six months ended June 30, 2016, and 2015, respectively. We expect to continue to pursue co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of June 30, 2016, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2015 or in the first six months of 2016 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On June 15, 2016, we paid a semi-annual cash dividend of $0.31 per share of common stock to holders of record at the close of business on May 13, 2016. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2016 and 2015 were $114.2 million and $45.4 million, respectively. Our capital expenditures are primarily for information systems, computer hardware and improvements to leased office space. Capital expenditures for the six months ended June 30, 2016 and 2015 included $34.4 million and $0.6 million, respectively, of property acquisitions and capital expenditures made by consolidated VIEs, of which $34.1 million for the first six months of 2016 was attributable to a consolidated VIE in which we held a 25.0% equity interest. Refer to Note 6, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the six months ended June 30, 2016, we paid $123.6 million for business acquisitions. This included (a) $93.0 million of payments relating to 16 new acquisitions in 2016, (b) $27.8 million for deferred acquisition obligations and (c) $2.8 million of contingent earn-out consideration related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $90.0 million on our Condensed Consolidated Balance Sheets as of June 30, 2016. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2016, we had the potential to make earn-out payments for a maximum of $301.4 million on 43 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next seven years, assuming the achievement of the applicable performance conditions.
We are considering, and will continue to consider, acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2016 and December 31, 2015, we had total cash and cash equivalents of $213.7 million and $216.6 million, respectively, of which approximately $163.2 million and $175.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% and 5% of our total assets as of June 30, 2016 and December 31, 2015, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to other similar investment vehicles and direct investments for future co-investments, totaling a maximum of $167.0 million as of June 30, 2016. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of June 30, 2016. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility for the three and six months ended June 30, 2016 were $941.5 million and $747.9 million, respectively, with an effective interest rate of 1.5% in both periods. We had $830.0 million outstanding under the Facility and outstanding letters of credit of $18.2 million as of June 30, 2016. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes due in November 2022 (the "Notes") bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2015 or the first six months of 2016, and we had no such agreements outstanding as of June 30, 2016.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 56% and 57% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (13% and 15% of revenue for the six months ended June 30, 2016 and 2015, respectively) and the euro (13% of revenue for both the six months ended June 30, 2016 and 2015).
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

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended June 30, 2016, our total revenue increased 17% in U.S. dollars and 19% in local currency, and our operating income increased 11% in U.S. dollars and 10% in local currency. On a year over-year basis, for the six months ended June 30, 2016, our total revenue increased 14% in U.S. dollars and 17% in local currency, and our operating income decreased 8% in U.S. dollars and 11% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of June 30, 2016, we had forward exchange contracts in effect with a gross notional value of $2.13 billion ($1.21 billion on a net basis) and a net fair value loss of $5.0 million as of June 30, 2016. This net carrying gain is offset by a carrying loss associated with intercompany lending and cash management practices.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2016, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as discussed below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following is an addition to the strategic risk factor GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.
In June 2016, the UK held a non-binding referendum in which a majority of voters supported the option to leave the EU (“Brexit”). Brexit could adversely impact European and global economic or market conditions and could contribute to instability in the global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We, as well as our clients who have significant operations in the UK, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the EU. The announcement of Brexit caused significant initial volatility in global stock markets as well as foreign currency exchange rate fluctuations that resulted in the strengthening of the US dollar against foreign currencies in which we conduct business, primarily the British pound sterling. The strengthening of the US dollar relative to other currencies may adversely affect our operating results. Negotiations are expected to commence to determine the future terms of the UK’s relationship with the EU and countries across the globe, including trade terms and the UK's access to human and financial capital, among other things. We cannot anticipate the effects of Brexit, which may have a negative effect on our industry and may adversely impact our business.
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

Corporate Officers
The names and titles of our corporate executive officers are as follows:
Global Executive Board
Colin Dyer1
Chief Executive Officer
Christian Ulbrich1
President
Christie B. Kelly
Executive Vice President and Chief Financial Officer
Anthony Couse2
Chief Executive Officer, Asia Pacific
John Forrest
Chair of the Global Corporate Solutions Board and Chief Executive Officer, Global and Americas Corporate Solutions
Guy Grainger1
Chief Executive Officer, Europe, Middle East and Africa
Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management
Gregory P. O'Brien
Chief Executive Officer, Americas
1 Effective June 1, 2016, Mr. Ulbrich transitioned to the role of President of JLL and Mr. Grainger succeeded Mr. Ulbrich as Chief Executive Officer, Europe, Middle East and Africa. Mr. Dyer remains Chief Executive Officer.
2 Effective June 1, 2016, Mr. Couse succeeded Alastair Hughes as Chief Executive Officer, Asia Pacific.
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	David A. Johnson
Corporate Finance and Investor Relations	Chief Information Officer

Charles J. Doyle	Patricia Maxson
Chief Marketing and Communications Officer	Chief Human Resources Officer

Bryan J. Duncan	Mark J. Ohringer
Treasurer	General Counsel and Corporate Secretary

Allan Frazier	Parikshat Suri
Chief Data Officer and Global Head of Data and Information Management	Director of Internal Audit
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2016.

JONES LANG LASALLE INCORPORATED

By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1
Letter Agreement dated February 25, 2016 between Jones Lang LaSalle Incorporated and Alastair Hughes (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-13145))

10.2
Second Amended and Restated Multicurrency Credit Agreement dated as of June 22, 2016 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 22, 2016 (File No. 001-13145))

10.3*	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non-Executive Directors' Annual Grants

10.4*	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees' Annual Grants

10.5*	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, effective as of May 28, 2016

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2016 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith