Form 10-Q
period 2016-09-30
JONES LANG LASALLE INC
filed 2016-11-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on October 31, 2016 was 45,207,945.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions, except share and per share data) (unaudited)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$228.4	216.6
Trade receivables, net of allowances of $40.9 and $23.2	1,702.0	1,591.7
Notes and other receivables	317.8	267.3
Warehouse receivables	326.4	265.2
Prepaid expenses	91.3	77.8
Deferred tax assets, net	—	132.9
Other	152.4	99.3
Total current assets	2,818.3	2,650.8
Property and equipment, net of accumulated depreciation of $480.6 and $449.2	468.7	423.3
Goodwill, with indefinite useful lives	2,546.8	2,141.5
Identified intangibles, net of accumulated amortization of $169.1 and $139.0	299.5	227.2
Investments in real estate ventures, including $204.0 and $155.2 at fair value	359.9	311.5
Long-term receivables	181.8	135.2
Deferred tax assets, net	183.7	87.2
Deferred compensation plan	168.7	134.3
Other	89.2	76.1
Total assets	$7,116.6	6,187.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$763.6	712.6
Accrued compensation	774.9	1,088.9
Short-term borrowings	55.7	49.2
Deferred tax liabilities, net	—	21.1
Deferred income	150.6	114.8
Deferred business acquisition obligations	27.8	54.7
Warehouse facility	322.3	263.1
Other	201.9	200.8
Total current liabilities	2,296.8	2,505.2
Credit facility, net of debt issuance costs of $20.7 and $15.4	1,084.3	239.6
Long-term senior notes, net of debt issuance costs of $2.4 and $2.7	272.6	272.3
Deferred tax liabilities, net	37.4	33.0
Deferred compensation	191.9	156.2
Deferred business acquisition obligations	69.1	42.9
Other	309.6	208.5
Total liabilities	4,261.7	3,457.7
Redeemable noncontrolling interest	7.4	11.1
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,200,670 and 45,049,503 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,007.9	986.6
Retained earnings	2,182.7	2,044.2
Shares held in trust	(6.1)	(6.2)
Accumulated other comprehensive loss	(387.2)	(336.3)
Total Company shareholders’ equity	2,797.8	2,688.8
Noncontrolling interest	49.7	29.5
Total equity	2,847.5	2,718.3
Total liabilities and equity	$7,116.6	6,187.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,705.2	1,501.3	$4,645.6	4,078.2
Operating expenses:
Compensation and benefits	1,012.0	896.0	2,750.4	2,459.1
Operating, administrative and other	568.3	440.1	1,546.5	1,245.3
Depreciation and amortization	35.9	26.7	98.5	77.1
Restructuring and acquisition charges	18.0	18.2	35.9	20.8
Total operating expenses	1,634.2	1,381.0	4,431.3	3,802.3
Operating income	71.0	120.3	214.3	275.9
Interest expense, net of interest income	(12.4)	(6.8)	(32.2)	(20.4)
Equity earnings from real estate ventures	5.5	25.4	27.7	63.9
Other income	—	—	13.3	—
Income before income taxes and noncontrolling interest	64.1	138.9	223.1	319.4
Provision for income taxes	15.9	25.7	55.3	71.5
Net income	48.2	113.2	167.8	247.9
Net income attributable to noncontrolling interest	0.2	2.7	15.1	5.2
Net income attributable to the Company	48.0	110.5	152.7	242.7
Dividends on unvested common stock, net of tax benefit	—	—	0.2	0.2
Net income attributable to common shareholders	$48.0	110.5	$152.5	242.5
Basic earnings per common share	$1.06	2.45	$3.38	5.40
Basic weighted average shares outstanding (in thousands)	45,188	45,001	45,135	44,905
Diluted earnings per common share	$1.05	2.43	$3.35	5.34
Diluted weighted average shares outstanding (in thousands)	45,612	45,453	45,515	45,395
Dividends declared per share	—	—	0.31	0.27
Other comprehensive income (loss):
Net income attributable to the Company	$48.0	110.5	$152.7	242.7
Change in pension liabilities, net of tax	—	3.4	—	4.3
Foreign currency translation adjustments	(15.0)	(78.5)	(50.9)	(133.9)
Comprehensive income attributable to the Company	$33.0	35.4	$101.8	113.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	2,718.3
Net income	—	—	—	152.7	—	—	15.1	167.8
Shares issued under stock-based compensation programs	209,014	—	1.3	—	—	—	—	1.3
Shares repurchased for payment of taxes on stock-based compensation	(57,847)	—	(6.7)	—	—	—	—	(6.7)
Tax adjustments due to share vestings and exercises	—	—	1.2	—	—	—	—	1.2
Amortization of stock-based compensation	—	—	24.7	—	—	—	—	24.7
Dividends paid, $0.31 per share	—	—	—	(14.2)	—	—	—	(14.2)
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	(50.9)	—	(50.9)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	5.1	5.1
Acquisition of redeemable noncontrolling interest	—	—	0.8	—	—	—	—	0.8
September 30, 2016	45,200,670	$0.5	1,007.9	2,182.7	(6.1)	(387.2)	49.7	2,847.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2016	2015
Cash flows used in operating activities:
Net income	$167.8	247.9
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	24.4	41.2
Other adjustments, net	111.3	50.5
Changes in working capital, net	(455.4)	(357.8)
Net cash used in operating activities	(151.9)	(18.2)
Cash flows used in investing activities:
Net capital additions – property and equipment	(139.4)	(87.6)
Acquisition of investment properties (less than wholly-owned)	(63.7)	(0.9)
Business acquisitions	(418.6)	(102.9)
Capital contributions to real estate ventures	(78.5)	(40.8)
Distributions of capital from real estate ventures	43.3	40.9
Other, net	39.5	6.8
Net cash used in investing activities	(617.4)	(184.5)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	2,530.0	1,389.0
Repayments of borrowings under credit facility	(1,680.0)	(1,143.7)
Payments of deferred business acquisition obligations and earn-outs	(46.6)	(48.8)
Payment of dividends	(14.2)	(12.3)
Noncontrolling interest contributions (distributions), net	7.7	(11.1)
Other, net	(17.6)	(12.9)
Net cash provided by financing activities	779.3	160.2
Effect of currency exchange rate changes on cash and cash equivalents	1.8	(14.4)
Net change in cash and cash equivalents	11.8	(56.9)
Cash and cash equivalents, beginning of the period	216.6	250.4
Cash and cash equivalents, end of the period	$228.4	193.5
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24.3	12.3
Income taxes, net of refunds	111.8	97.6
Non-cash investing activities:
Business acquisitions, including contingent consideration	$90.5	36.9
Capital leases	7.9	5.2
Non-cash financing activities:
Deferred business acquisition obligations	$53.1	14.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation, including condensing the comparative information in the Condensed Consolidated Statements of Cash Flows.
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
As a result of the items mentioned above, the results for the periods ended September 30, 2016 and 2015 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses appropriate presentation and classification of certain cash receipts and cash payments within the statement of cash flows under Topic 230. Specifically, this ASU provides clarification guidance on eight cash flow issues intended to improve comparability across financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018. We are evaluating the effect this guidance will have on our financial statements and related disclosures.
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
We plan to apply the full retrospective approach to adopt ASC Topic 606. Based upon analyses performed to the date of this report, we anticipate ASC 606 will result in an acceleration of the timing of revenue recognition for certain contracts that include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the existing revenue recognition framework. We have not completed our analysis of the effect ASC Topic 606 and related ASUs, including the impact of the updated principal versus agent considerations incorporated within ASU No. 2016-09, will have on our financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We anticipate the adoption of this ASU will result in an increase to the Condensed Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with our office leases around the world, but have not yet quantified the impact. We continue to evaluate any other effect the guidance will have on our financial statements and related disclosures.
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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented as a direct deduction from the related debt liability on the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits the presentation of debt issuance costs associated with line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU No. 2015-03 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, and requires retrospective application, and ASU No. 2015-15 is effective upon the adoption of ASU No. 2015-03. We adopted ASU No. 2015-03 (and therefore ASU No. 2015-15) effective January 1, 2016 as a change in accounting principle. As retrospective application is required, we adjusted the comparative balance sheet information; we have reclassified debt issuance costs of $18.1 million as of December 31, 2015 from Other assets to Credit facility ($15.4 million) and Long-term senior notes ($2.7 million). The adoption of ASU No. 2015-03 had no impact on our condensed consolidated statements of comprehensive income or cash flows.
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
We recognize project and development management and construction management fees by applying the percentage of completion method of accounting. We determine the extent of progress towards completion by applying the "costs incurred to total estimated costs" method.
Gross and Net Accounting
We follow the guidance of the FASB's Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, when accounting for reimbursements received from clients. In certain of our businesses, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development service line, including fit-out business activities, along with our facility management service line, tend to have characteristics that result in accounting on a gross basis. In Note 4, Business Segments, for client assignments in property and facility management and in project and development services accounted for on a gross basis, we identify the reimbursable gross contract costs, including vendor and subcontractor costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our RES segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.

We account for a contract on a net basis when the fee structure is composed of at least two distinct elements, namely (1) a fixed management fee and (2) a separate component that allows for scheduled reimbursable personnel costs or other expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement against expenses. We base this accounting on our consideration of the following factors, which define us as an agent rather than a principal:

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
Contracts accounted for on a gross basis resulted in certain costs reflected in both revenue and operating expenses (gross contract costs) of $258.0 million and $214.0 million for the three months ended September 30, 2016 and 2015, respectively, and $735.5 million and $580.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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
For segment reporting, we present revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expenses" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3 for additional information on our gross and net accounting policies. In addition, our measure of segment operating income excludes Restructuring and acquisition charges.

The Chief Operating Decision Maker of JLL measures the segment results net of gross contract costs and excluding Restructuring and acquisition charges. We define the Chief Operating Decision Maker collectively as our Global Executive Board, which, as of September 30, 2016, was composed of our Global Chief Executive Officer, President, Global Chief Financial Officer, the Chief Executive Officers of each of our four business segments, and the Chair of the Global Corporate Solutions Board.
Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Real Estate Services
Americas
Revenue	$771.1	639.4	$2,047.5	1,791.0
Gross contract costs	(52.6)	(52.2)	(144.8)	(158.0)
Total fee revenue	718.5	587.2	1,902.7	1,633.0
Operating expenses:
Compensation, operating and administrative expenses	686.9	566.7	1,848.9	1,606.9
Depreciation and amortization	22.9	15.6	60.2	46.5
Total segment operating expenses	709.8	582.3	1,909.1	1,653.4
Gross contract costs	(52.6)	(52.2)	(144.8)	(158.0)
Total fee-based segment operating expenses	657.2	530.1	1,764.3	1,495.4
Segment operating income	$61.3	57.1	$138.4	137.6
Equity earnings	0.1	4.5	0.8	5.4
Total segment income	$61.4	61.6	$139.2	143.0

EMEA
Revenue	$522.7	447.0	$1,373.4	1,189.1
Gross contract costs	(146.2)	(114.1)	(407.3)	(276.0)
Total fee revenue	376.5	332.9	966.1	913.1
Operating expenses:
Compensation, operating and administrative expenses	511.6	413.8	1,338.4	1,116.0
Depreciation and amortization	8.0	6.8	23.8	18.1
Total segment operating expenses	519.6	420.6	1,362.2	1,134.1
Gross contract costs	(146.2)	(114.1)	(407.3)	(276.0)
Total fee-based segment operating expenses	373.4	306.5	954.9	858.1
Segment operating income	$3.1	26.4	$11.2	55.0
Equity earnings (losses)	—	—	(0.1)	0.7
Total segment income	$3.1	26.4	$11.1	55.7

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Real Estate Services
Asia Pacific
Revenue	$331.1	280.7	$916.9	798.0
Gross contract costs	(59.2)	(47.7)	(183.4)	(146.0)
Total fee revenue	271.9	233.0	733.5	652.0
Operating expenses:
Compensation, operating and administrative expenses	310.2	264.3	871.6	753.7
Depreciation and amortization	4.2	3.7	12.4	10.9
Total segment operating expenses	314.4	268.0	884.0	764.6
Gross contract costs	(59.2)	(47.7)	(183.4)	(146.0)
Total fee-based segment operating expenses	255.2	220.3	700.6	618.6
Segment operating income	$16.7	12.7	$32.9	33.4
Equity earnings	0.5	0.2	0.5	0.2
Total segment income	$17.2	12.9	$33.4	33.6

LaSalle
Revenue	$80.3	134.2	$307.8	300.1
Operating expenses:
Compensation, operating and administrative expenses	71.6	91.5	238.0	227.8
Depreciation and amortization	0.8	0.5	2.1	1.6
Total segment operating expenses	72.4	92.0	240.1	229.4
Segment operating income	$7.9	42.2	$67.7	70.7
Equity earnings	4.9	20.7	26.5	57.6
Total segment income	$12.8	62.9	$94.2	128.3

Segment Reconciling Items
Total revenue	$1,705.2	1,501.3	$4,645.6	4,078.2
Total segment operating expenses before restructuring and acquisition charges	1,616.2	1,362.8	4,395.4	3,781.5
Operating income before restructuring and acquisition charges	89.0	138.5	250.2	296.7
Restructuring and acquisition charges	18.0	18.2	35.9	20.8
Operating income	$71.0	120.3	$214.3	275.9

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2016 Business Combinations Activity
During the nine months ended September 30, 2016, we completed 22 new acquisitions, as presented in the table below. These acquisitions reflect continued expansion of our annuity businesses while also more broadly growing scale in key regional markets across all business lines.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
ACREST	Q1	Germany	Property & Facility Management
Big Red Rooster	Q1	United States	Project & Development Services
Bill Goold Realty	Q1	Canada	Capital Markets & Hotels
Cobertura SA	Q1	Portugal	Capital Markets & Hotels
Colliers Baltimore	Q1	United States	Leasing/Property & Facility Management
Huntley, Mullaney, Spargo & Sullivan, Inc.	Q1	United States	Capital Markets & Hotels
Morii Appraisal and Investment Consulting	Q1	Japan	Advisory, Consulting and Other
Strategic Advisory Group	Q1	United States	Advisory, Consulting and Other
Trussard Property Consultants	Q1	South Africa	Leasing
Washington Partners	Q1	United States	Leasing
CTH	Q2	France	Project & Development Services
Dazheng	Q2	China	Advisory, Consulting and Other
Harry K. Moore	Q2	United States	Leasing
Merritt & Harris	Q2	United States	Project & Development Services
Procofin	Q2	Finland	Project & Development Services
Véronique Nocquet	Q2	France	Leasing
BRG	Q3	United States	Property & Facility Management
Integral UK Ltd.	Q3	England	Property & Facility Management
MSCI Global Occupiers	Q3	England	Advisory, Consulting and Other
PDM International	Q3	Greater China	Project & Development Services
Sage Capital Advisors	Q3	United States	Capital Markets & Hotels
Travis Commercial Real Estate Services	Q3	United States	Leasing
Aggregate terms of these acquisitions included: (1) cash paid at closing of $418.6 million, (2) guaranteed deferred consideration of $53.1 million subject only to the passage of time, and (3) contingent earn-out consideration of $90.5 million, which we will pay upon satisfaction of certain performance conditions and which we have recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $440.4 million, identifiable intangibles of $96.0 million, and other net assets (acquired assets less assumed liabilities) of $25.8 million. As of September 30, 2016, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2016 acquisitions during their open measurement periods.
During the nine months ended September 30, 2016, we paid $46.6 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.8 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
On July 31, 2016, we closed on the previously announced acquisition of Integral UK Ltd., a leading provider of mechanical and electrical property maintenance in the UK. The acquisition makes JLL one of the largest mobile engineering services providers for property worldwide and strengthens our ability to self-perform property maintenance for clients within EMEA, adding to the already strong base of transactional services.

2015 Business Combination Activity
During the nine months ended September 30, 2016, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2015. These adjustments resulted in a $10.2 million increase to goodwill and related decreases of $4.5 million and $5.7 million to identifiable intangibles and other net assets acquired (assets less acquired liabilities), respectively. As of September 30, 2016, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2015 acquisitions with open measurement periods.
Earn-Out Payments
As of September 30, 2016, we had the potential to make a maximum of $417.0 million (undiscounted) in earn-out payments on 47 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $210.1 million, representing the fair value of these obligations as of September 30, 2016, which we include in Other current and Other long-term liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next seven years.
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
Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. Goodwill and unamortized intangibles of $2,846.3 million as of September 30, 2016 consisted of: (1) goodwill of $2,546.8 million with indefinite useful lives that are not amortized, (2) identifiable intangibles of $290.7 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized.
The following tables detail, by reporting segment, movements in goodwill with indefinite useful lives.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	2,141.5
Additions, net of adjustments	174.2	239.8	36.6	—	450.6
Impact of exchange rate movements	0.8	(50.8)	6.2	(1.5)	(45.3)
Balance as of September 30, 2016	$1,336.1	885.2	309.4	16.1	2,546.8

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2014	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	15.3	77.5	42.5	—	135.3
Impact of exchange rate movements	(0.8)	(32.8)	(9.5)	(0.5)	(43.6)
Balance as of September 30, 2015	$1,022.8	695.1	263.8	17.9	1,999.6

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2015	$297.1	48.5	14.3	6.3	366.2
Additions, net of adjustments	55.6	51.8	5.7	—	113.1
Impairments (1)	—	—	—	(6.5)	(6.5)
Impact of exchange rate movements	(0.3)	(4.7)	0.5	0.3	(4.2)
Balance as of September 30, 2016	$352.4	95.6	20.5	0.1	468.6

Accumulated Amortization
Balance as of December 31, 2015	$(97.0)	(32.6)	(9.3)	(0.1)	(139.0)
Amortization, net	(25.5)	(7.0)	(1.3)	—	(33.8)
Impact of exchange rate movements	0.4	3.5	(0.2)	—	3.7
Balance as of September 30, 2016	$(122.1)	(36.1)	(10.8)	(0.1)	(169.1)

Net book value as of September 30, 2016	$230.3	59.5	9.7	—	299.5
(1) In the third quarter of 2016, we fully impaired an indefinite-lived intangible asset related to a 2011 acquisition of an Australian property fund management business.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Book Value
Balance as of December 31, 2014	$103.4	43.8	9.5	7.0	163.7
Additions, net of adjustments	4.6	6.1	5.3	—	16.0
Impact of exchange rate movements	(0.1)	(1.9)	(0.5)	(0.9)	(3.4)
Balance as of September 30, 2015	$107.9	48.0	14.3	6.1	176.3

Accumulated Amortization
Balance as of December 31, 2014	$(84.9)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization, net	(5.3)	(2.4)	(1.7)	—	(9.4)
Impact of exchange rate movements	—	1.3	0.1	—	1.4
Balance as of September 30, 2015	$(90.2)	(32.1)	(10.5)	(0.1)	(132.9)

Net book value as of September 30, 2015	$17.7	15.9	3.8	6.0	43.4
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their estimated useful lives. The remaining estimated future amortization expense by year as of September 30, 2016 is presented in the following table.

(in millions)
2016 (3 months)	$14.8
2017	54.1
2018	50.2
2019	42.0
2020	35.7
2021	25.6
Thereafter	68.3
Total	$290.7

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2016 and December 31, 2015, we had Investments in real estate ventures of $359.9 million and $311.5 million, respectively.
Approximately 65% of our investments are direct co-investments in 52 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 15%. The remaining 35% of our Investments in real estate ventures as of September 30, 2016 were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
Typically, our investments in real estate ventures are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life, which is generally five to seven years.
As of September 30, 2016, LIC II had unfunded capital commitments to underlying ventures of $70.4 million and a $10.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II facility, our maximum potential unfunded commitment to LIC II was $69.6 million as of September 30, 2016. We expect LIC II to draw down on our commitments over the next three to five years to satisfy its existing commitments to underlying real estate ventures.
The following table summarizes the above discussion relative to LIC II:

($ in millions)	September 30, 2016
Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments in LIC II	$69.6
Our share of unfunded capital commitments to underlying funds	34.4
Our share of exposure on outstanding borrowings	0.9
Our maximum exposure, assuming LIC II Facility is fully drawn	4.9
Exclusive of our LIC II commitment structure, we have potential unfunded commitments to other similar investment vehicles or direct investments, the aggregate maximum of which is $143.6 million as of September 30, 2016.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

	September 30,	December 31,
(in millions)	2016	2015
Property and equipment, net	$13.9	32.6
Investment in real estate venture	10.1	6.6
Other assets (1)	77.8	4.9
Total assets	$101.8	44.1
Mortgage indebtedness	$9.7	25.8
Other liabilities (1)	37.3	—
Total liabilities	47.0	25.8
Members' equity	54.8	18.3
Total liabilities and members' equity	$101.8	44.1
(1) Balances primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue (2)	$2.6	4.6	$5.6	7.1
Operating and other expenses	(3.7)	(1.0)	(5.7)	(2.8)
Gain on sale of investment	—	—	13.3	1.3
Net income	$(1.1)	3.6	$13.2	5.6
(2) Includes $3.3 million for the three and nine months ended September 30, 2015, representing our proportionate share of the gain on the sale of real estate by an investment of one of our consolidated VIE's that was accounted for pursuant to the equity method.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
We evaluate our investments in real estate ventures accounted for under the equity method on a quarterly basis, or as otherwise deemed necessary, for indications we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. Our assessments consider the existence of impairment indicators in the underlying real estate assets that comprise the majority of our investments. We base such assessments, in regard to both the investment and underlying asset levels, on evaluations of regular updates to future cash flow models and on factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. When events or changes in circumstances indicate the carrying amount of one of our investments in real estate ventures may be other than temporarily impaired, we consider the likelihood of recoverability of the carrying amount of our investment as well as the estimated fair value and, as applicable, record an impairment charge. Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which we recognize within Equity earnings from real estate ventures, are generally the result of completing discounted cash flow models that primarily rely upon Level 3 inputs to determine fair value. Impairment charges aggregated to $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(in millions)	2016	2015
Fair value investments as of January 1,	$155.2	113.6
Investments	59.8	28.0
Distributions	(32.6)	(5.6)
Change in fair value	14.2	18.5
Foreign currency translation adjustments, net	7.4	(4.2)
Fair value investments as of September 30,	$204.0	150.3

7.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2016	817.3	$112.58	2.00
Granted	27.0	112.75
Vested	(96.2)	101.71
Forfeited	(2.4)	107.79
Unvested as of September 30, 2016	745.7	$114.00	1.91
Unvested shares expected to vest as of September 30, 2016	726.0	$114.10	1.92

Unvested as of June 30, 2015	805.4	$102.39	2.14
Granted	27.6	149.94
Vested	(129.9)	75.79
Forfeited	(4.1)	96.94
Unvested as of September 30, 2015	699.0	$109.24	2.24
Unvested shares expected to vest as of September 30, 2015	679.2	$109.42	2.24

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	277.6	107.96
Vested	(190.8)	96.51
Forfeited	(47.1)	116.07
Unvested as of September 30, 2016	745.7	114.00	1.91
Unvested shares expected to vest as of September 30, 2016	726.0	$114.10	1.92

Unvested as of December 31, 2014	745.3	$90.43	2.38
Granted	158.0	159.00
Vested	(186.1)	77.65
Forfeited	(18.2)	93.82
Unvested as of September 30, 2015	699.0	$109.24	2.24
Unvested shares expected to vest as of September 30, 2015	679.2	$109.42	2.24
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of September 30, 2016, we had $32.8 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.
Shares that vested during the three months ended September 30, 2016 and 2015, had grant date fair values of $9.8 million and $9.8 million, respectively, and $18.4 million and $14.4 million for the nine months ended September 30, 2016 and 2015, respectively. Shares we granted during the three months ended September 30, 2016 and 2015, had grant date fair values of $3.0 million and $4.1 million, respectively, and $30.0 million and $25.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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
We had no transfers among levels of the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015. Our policy is to recognize transfers at the end of quarterly reporting periods.
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

We estimated the fair value of our Long-term senior notes as $296.0 million and $282.0 million as of September 30, 2016 and December 31, 2015, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $272.6 million and $272.3 million as of September 30, 2016 and December 31, 2015, respectively, and includes debt issuance costs of $2.4 million and $2.7 million, respectively.
We record Warehouse receivables at the lower of cost or fair value based on the committed purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.
Investments in Real Estate Ventures at Fair Value
We report certain direct investments in real estate ventures at fair value, for which we increase or decrease our investment each reporting period by the change in the fair value of these investments. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2016 and December 31, 2015, investments in real estate ventures at fair value were $204.0 million and $155.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2016		December 31, 2015
(in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$6.0	—	9.5	—
Deferred compensation plan assets	168.7	—	134.3	—
Total assets at fair value	$174.7	—	143.8	—
Liabilities
Foreign currency forward contracts payable	$6.0	—	21.2	—
Deferred compensation plan liabilities	164.5	—	129.4	—
Earn-out liabilities	—	210.1	—	127.3
Total liabilities at fair value	$170.5	210.1	150.6	127.3
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2016 and December 31, 2015, these contracts had a gross notional value of $2.05 billion ($1.08 billion on a net basis) and $2.28 billion ($1.26 billion on a net basis), respectively.

The revaluations of our foreign currency forward contracts resulted in no net gain as of September 30, 2016 and a net loss of $12.5 million as of September 30, 2015. We recognize gains and losses from the revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or nine months ended September 30, 2016 or 2015.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $6.0 million asset as of September 30, 2016 was composed of gross contracts with receivable positions of $6.4 million and payable positions of $0.4 million. The $6.0 million liability as of September 30, 2016 was composed of gross contracts with receivable positions of $0.7 million and payable positions of $6.7 million. As of December 31, 2015, the $9.5 million asset was composed of gross contracts with receivable positions of $10.0 million and payable positions of $0.5 million. The $21.2 million liability as of December 31, 2015, was composed of gross contracts with receivable positions of $0.9 million and payable positions of $22.1 million.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2016 as Deferred compensation plan assets of $168.7 million, long-term deferred compensation plan liabilities of $164.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.1 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million, long-term deferred compensation plan liabilities of $129.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million.
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
The tables below present a reconciliation for earn-out liabilities using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016.

(in millions)	Balance as of June 30, 2016	Net decrease due to change in assumptions	Foreign currency translation adjustments	Purchases	Settlements	Balance as of September 30, 2016
Earn-out liabilities	$169.6	(0.6)	0.2	43.3	(2.4)	210.1

(in millions)	Balance as of December 31, 2015	Net decrease due to change in assumptions	Foreign currency translation adjustments	Purchases	Settlements	Balance as of September 30, 2016
Earn-out liabilities	$127.3	(1.5)	(1.0)	90.5	(5.2)	210.1

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any investment-level impairment losses during either of the three or nine months ended September 30, 2016 or 2015. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	September 30, 2016	December 31, 2015
Short-term borrowings:
Local overdraft facilities	$39.4	24.6
Other short-term borrowings	16.3	24.6
Total short-term borrowings	55.7	49.2
Credit facility, net of debt issuance costs of $20.7 and $15.4	1,084.3	239.6
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.4 and $2.7	272.6	272.3
Total debt	$1,412.6	561.1
Credit Facility
On June 21, 2016, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $2.0 billion to $2.75 billion; (2) an extension of the maturity date from February 25, 2020 to June 21, 2021; (3) modifications to certain add-backs to Adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility; (4) a range of pricing from LIBOR plus 0.95% to 2.05%, with pricing as of September 30, 2016 at LIBOR plus 1.05%; (5) an increase in the permitted amount for certain new indebtedness; and (6) the removal of limitations on the amount of Investments in real estate ventures. Consistent with our prior agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.
The average outstanding borrowings under the Facility were $1,211.3 million and $334.7 million during the three months ended September 30, 2016 and 2015, respectively, and $904.2 million and $296.7 million during the nine months ended September 30, 2016 and 2015, respectively. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $18.2 million as of September 30, 2016 and December 31, 2015. The effective interest rates on our Facility were 1.4% and 1.2% for the three months ended September 30, 2016 and 2015, respectively, and 1.4% and 1.1% during the nine months ended September 30, 2016 and 2015, respectively.
We remained in compliance with all covenants under our Facility as of September 30, 2016, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Notes
In addition to our Facility, we have the capacity to borrow up to an additional $70.4 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of September 30, 2016, our issuer and senior unsecured ratings are investment grade: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $3.4 million and $9.0 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2015	$19.2
New claims	7.5
Prior year claims adjustments	(1.6)
Claims paid	(15.2)
September 30, 2016	$9.9

December 31, 2014	$9.2
New claims	2.4
Prior year claims adjustments	0.2
Claims paid	(0.3)
September 30, 2015	$11.5

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and nine months ended September 30, 2016, we recognized Restructuring and acquisition charges of $18.0 million and $35.9 million, respectively. For the nine months ended September 30, 2016, we recognized $1.5 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity. For the three and nine months ended September 30, 2016, we recognized a $6.5 million charge related to the write-off of an indefinite-lived intangible asset. In addition, we recognized a $2.3 million loss for the three months ended September 30, 2016 included in Restructuring and acquisition charges for a foreign currency derivative relating to an acquisition payment which fully offset the corresponding $2.3 million gain recognized in the second quarter.
For the three and nine months ended September 30, 2015, we recognized Restructuring and acquisition charges of $18.2 million and $20.8 million, respectively. Included in these amounts was $12.8 million for the three and nine months ended September 30, 2015 related to the write-off of indemnification assets that arose from acquisition activity in previous periods.
In all periods, the remaining charges primarily consist of (1) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (2) lease exit charges, and (3) other acquisition and integration-related charges. The following tables show the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments individually noted above.

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition Costs	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	16.0	—	14.9	30.9
Payments made	(5.1)	(0.4)	(11.4)	(16.9)
September 30, 2016	$13.6	5.3	3.7	22.6

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition Costs	Total
December 31, 2014	$3.0	4.2	0.4	7.6
Accruals	(0.1)	0.2	7.9	8.0
Payments made	(1.9)	(2.7)	(4.5)	(9.1)
September 30, 2015	$1.0	1.7	3.8	6.5
We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2016 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2020.

12.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
Acquisition of redeemable noncontrolling interest (1)	(3.6)
Impact of exchange rate movements	(0.1)
Redeemable noncontrolling interests as of September 30, 2016	$7.4
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.8 million representing the difference between the redemption value and the carrying value of the acquired interest.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)
Other comprehensive loss before reclassification	—	(15.0)	(15.0)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	—	(15.0)	(15.0)
Balance as of September 30, 2016	$(35.8)	(351.4)	(387.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2015	$(62.5)	(192.2)	(254.7)
Other comprehensive income (loss) before reclassification	3.4	(78.5)	(75.1)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	3.4	(78.5)	(75.1)
Balance as of September 30, 2015	$(59.1)	(270.7)	(329.8)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	—	(50.9)	(50.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	—	(50.9)	(50.9)
Balance as of September 30, 2016	$(35.8)	(351.4)	(387.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$(63.4)	(136.8)	(200.2)
Other comprehensive income (loss) before reclassification	4.3	(133.9)	(129.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	4.3	(133.9)	(129.6)
Balance as of September 30, 2015	$(59.1)	(270.7)	(329.8)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

14.	SUBSEQUENT EVENTS
On November 2, 2016, we announced that our Board of Directors declared a semi-annual cash dividend of $0.33 per share. We will make the dividend payment on December 15, 2016 to holders of record as of the close of business on November 15, 2016. Concurrently, we will pay a dividend-equivalent in the same per share amount on outstanding but unvested shares of restricted stock units granted under our Stock Award and Incentive Plan.
Subsequent to September 30, 2016, we announced the completion of the following additional business acquisitions:

•	Integra Realty Resources, Houston LLC - the Houston affiliate of Integra Realty Resources, a leading network of independent commercial real estate valuation, counseling and advisory firms,

•	Advanced Technologies Group (ATG) - a U.S. technology consulting firm that helps hospitals, health systems and universities automate and address regulatory compliance requirements, and

•	PMX - a Canada-based project management firm.
Total consideration payable for these additional acquisitions could be up to $56 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2016, and our audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2016.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the nine months ended September 30, 2016 and our forecasted effective tax rate for 2016 is 24.8%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
Acquisitions
The timing of acquisitions may impact the comparability of our results on a year-over-year basis. Our results include incremental revenues and expenses from the completion date of an acquisition. In addition, there is generally an initial adverse impact on net income from an acquisition as a result of pre-acquisition due diligence expenditures and post-acquisition integration costs, such as fees from third-party advisors engaged to assist with onboarding and process alignment.
LaSalle Investment Management Revenue
Our investment management business is in part compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2016 and 2015 are not fully indicative of the results we expect to realize for the full fiscal year.
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

Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Revenue
Real Estate Services:
Leasing	$448.7	417.8	30.9	7%	8%
Capital Markets & Hotels	240.9	223.9	17.0	8	10
Property & Facility Management	503.0	376.4	126.6	34	40
Property & Facility Management Fee Revenue	383.6	268.8	114.8	43	49
Project & Development Services	294.0	232.3	61.7	27	30
Project & Development Services Fee Revenue	155.4	125.9	29.5	23	25
Advisory, Consulting and Other	138.3	116.7	21.6	19	22
LaSalle	80.3	134.2	(53.9)	(40)	(39)
Total revenue	$1,705.2	1,501.3	203.9	14%	17%
Gross contract costs	258.0	214.0	44.0	21	27
Total fee revenue	$1,447.2	1,287.3	159.9	12%	15%
Compensation, operating and administrative expenses excluding gross contract costs	1,322.3	1,122.3	200.0	18	21
Gross contract costs	258.0	214.0	44.0	21	27
Depreciation and amortization	35.9	26.7	9.2	34	39
Restructuring and acquisition charges	18.0	18.2	(0.2)	(1)	(2)
Total operating expenses	$1,634.2	1,381.0	253.2	18%	22%
Operating income	$71.0	120.3	(49.3)	(41%)	(44%)
Adjusted EBITDA	$127.3	187.9	(60.6)	(32%)	(34%)
n.m. - not meaningful

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Revenue
Real Estate Services:
Leasing	$1,183.9	1,103.3	80.6	7%	8%
Capital Markets & Hotels	630.6	624.7	5.9	1	3
Property & Facility Management	1,299.2	1,111.0	188.2	17	22
Property & Facility Management Fee Revenue	964.8	786.1	178.7	23	27
Project & Development Services	843.4	603.5	239.9	40	43
Project & Development Services Fee Revenue	442.3	348.4	93.9	27	29
Advisory, Consulting and Other	380.7	335.6	45.1	13	17
LaSalle	307.8	300.1	7.7	3	3
Total revenue	$4,645.6	4,078.2	567.4	14%	17%
Gross contract costs	735.5	580.0	155.5	27	33
Total fee revenue	$3,910.1	3,498.2	411.9	12%	14%
Compensation, operating and administrative expenses excluding gross contract costs	3,561.4	3,124.4	437.0	14	17
Gross contract costs	735.5	580.0	155.5	27	33
Depreciation and amortization	98.5	77.1	21.4	28	31
Restructuring and acquisition charges	35.9	20.8	15.1	73	72
Total operating expenses	$4,431.3	3,802.3	629.0	17%	20%
Operating income	$214.3	275.9	(61.6)	(22%)	(26%)
Adjusted EBITDA	$372.1	432.3	(60.2)	(14%)	(16%)
n.m. - not meaningful
We define EBITDA attributable to common shareholders ("EBITDA") as Net income attributable to common shareholders before interest expense net of interest income, income taxes, and depreciation and amortization. Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") represents EBITDA further adjusted for items we do not consider directly indicative of our ongoing performance in the context of certain performance measures, including restructuring and acquisition charges as well as mortgage servicing rights ("MSR") - net non-cash activity. MSR - net non-cash activity consists of the balances presented within Revenue composed of (a) the gains we recognized in conjunction with the origination and sale of mortgage loans offset by (b) the amortization of the corresponding MSR intangible assets generated upon such gain recognition over the estimated period during which we project net servicing income will be received. We calculate such gains and the corresponding MSR intangible assets as the present value of estimated cash flows over the estimated mortgage servicing periods.
Although EBITDA and Adjusted EBITDA are non-GAAP financial measures, they are used extensively by management in normal business operations to develop budgets and forecasts as well as measure and reward performance against those budgets and forecasts, exclusive of the impact from capital expenditures reflected through depreciation expense along with other components of our capital structure. EBITDA and Adjusted EBITDA are believed to be useful to investors and other external stakeholders as supplemental measures of performance and are used in the calculation of certain covenants related to our revolving credit facility. However, these measures should not be considered alternatives to net income determined in accordance with U.S. GAAP. Any measure that eliminates components of a company's capital and investment structure as well as costs associated with operations has limitations as a performance measure. In light of these limitations, management also considers results determined in accordance with U.S. GAAP and does not solely rely on EBITDA and Adjusted EBITDA. Because EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP, our measures may not be comparable to similarly titled measures used by other companies.

Gross contract costs, which are managed on certain client assignments in the Property & Facility Management and Project & Development Services service lines, are presented on a gross basis in both revenue and operating expenses, consistent with U.S. GAAP. Gross contract costs are excluded from revenue and operating expenses in determining “fee revenue” and “fee-based operating expenses,” respectively. Excluding these costs from revenue and operating expenses more accurately reflects how the company manages its expense base and its operating margins and, accordingly, is believed to be useful to investors and other external stakeholders for evaluating performance. However, fee revenue and fee-based operating expenses should not be considered alternatives to revenue and operating expenses, respectively, determined in accordance with U.S. GAAP. Because fee revenue and fee-based operating expenses are not calculated under U.S. GAAP, our fee revenue and fee-based operating expenses measures may not be comparable to similarly titled measures used by other companies.
Below is the reconciliation of revenue and operating expenses to fee revenue and fee-based operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue	$1,705.2	1,501.3	$4,645.6	4,078.2
Gross contract costs	(258.0)	(214.0)	(735.5)	(580.0)
Fee revenue	$1,447.2	1,287.3	$3,910.1	3,498.2

Operating expenses	$1,634.2	1,381.0	$4,431.3	3,802.3
Gross contract costs	(258.0)	(214.0)	(735.5)	(580.0)
Fee-based operating expenses	$1,376.2	1,167.0	$3,695.8	3,222.3
Net income margin attributable to common shareholders is calculated by dividing Net income attributable to common shareholders by Total revenue. Adjusted EBITDA margin, calculated on a local currency basis, is calculated by dividing Adjusted EBITDA by fee revenue. Below is a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, as well as the Adjusted EBITDA margin (on a fee revenue basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income attributable to common shareholders	$48.0	110.5	$152.5	242.5
Add:
Interest expense, net of interest income	12.4	6.8	32.2	20.4
Provision for income taxes	15.9	25.7	55.3	71.5
Depreciation and amortization	35.9	26.7	98.5	77.1
EBITDA	$112.2	169.7	$338.5	411.5
Add:
Restructuring and acquisition charges	18.0	18.2	35.9	20.8
MSR - net non-cash activity	(2.9)	—	(2.3)	—
Adjusted EBITDA	$127.3	187.9	$372.1	432.3

Net income margin attributable to common shareholders	2.8%	7.4	3.3%	5.9

Adjusted EBITDA margin	8.4%	14.6	9.1%	12.4

Operating Results - Local Currency
In discussing our operating results, unless otherwise noted, we report percentage changes and Adjusted EBITDA margins in local currency. Such amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing our performance and operations excluding the effect of foreign currency fluctuations. Because amounts presented on a local currency basis are not calculated under U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
The following table reflects the reconciliation to local currency amounts for consolidated revenue, consolidated fee revenue, consolidated operating income, and consolidated adjusted operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	% Change	2016	% Change
Revenue:
At current period exchange rates	$1,705.2	14%	$4,645.6	14%
Impact of change in exchange rates	48.6	n/a	112.1	n/a
At comparative period exchange rates	$1,753.8	17%	$4,757.7	17%

Fee Revenue:
At current period exchange rates	$1,447.2	12%	$3,910.1	12%
Impact of change in exchange rates	34.1	n/a	77.8	n/a
At comparative period exchange rates	$1,481.3	15%	$3,987.9	14%

Operating Income:
At current period exchange rates	$71.0	(41)%	$214.3	(22)%
Impact of change in exchange rates	(3.5)	n/a	(9.8)	n/a
At comparative period exchange rates	$67.5	(44)%	$204.5	(26)%

Adjusted EBITDA:
At current period exchange rates	$127.3	(32)%	$372.1	(14)%
Impact of change in exchange rates	(3.2)	n/a	(8.0)	n/a
At comparative period exchange rates	$124.1	(34)%	$364.1	(16)%

Revenue
For the third quarter of 2016, consolidated revenue was $1.71 billion, a 17% increase over consolidated revenue of $1.50 billion in the prior year quarter. Consolidated fee revenue was $1.45 billion, a 15% increase over consolidated fee revenue of $1.29 billion during the third quarter of 2015. We achieved consolidated revenue growth quarter-over-quarter in all three RES segments and across all RES service lines. Growth by service line was led by Property & Facility Management, up 40%, Project & Development Services, up 30%, and Leasing, up 8%. Partially offsetting the revenue growth in our RES reporting segments was LaSalle, down 39% quarter-over-quarter, due to a decline in incentive fees.
The revenue increase in Property & Facility Management was primarily driven by the August 2016 acquisition of Integral UK Ltd. ("Integral") along with organic growth in our Americas segment. Project & Development Services revenue growth was attributable to the Americas and Asia Pacific segments, reflecting both incremental revenue earned from recent acquisitions and organic expansion. Leasing revenue, led by the Americas segment, grew despite a 7% decrease in global gross absorption compared to the third quarter of 2015 as reported by JLL Research. Capital Markets & Hotels revenue improvement in the Americas, largely due to our fourth quarter 2015 acquisition of Oak Grove Capital, was partially offset by the impact of lower transactions volumes in the UK.
For the third quarter of 2016, the spread between revenue growth on a U.S. dollar-basis and local currency-basis was primarily driven by a weakening of the British pound sterling against the U.S. dollar, partially offset by strengthening of the Japanese Yen and Australian dollar in relation to the U.S. dollar.
For the nine months ended September 30, 2016, consolidated revenue was $4.65 billion, up 17% from the $4.08 billion in the first nine months of 2015. Over the same period in 2016, consolidated fee revenue was $3.91 billion, a 14% increase from the $3.50 billion earned in the first nine months of 2015. Year-to-date growth by RES service line was led by Project & Development Services, up 43%, Property & Facility Management, up 22%, and Leasing, up 8%.
The increase in Project & Development Services revenue of 43% over the prior year was driven by increases of 53% in EMEA and 36% in Americas, primarily a result of acquisitions completed in 2015 and 2016. Property & Facility Management revenue increased to $1.30 billion for the first nine months of 2016 from $1.11 billion in the prior year, led by EMEA, up 58% driven by the Integral acquisition, with additional growth, primarily from organic sources within Asia Pacific, up 18%, and Americas, up 9%. Capital Markets & Hotels revenue increased $5.9 million, or 3%, as growth of 25% in Americas was substantially offset by a 14% decline in EMEA.
LaSalle advisory fees grew 10% for the nine months ended September 30, 2016 to $195.0 million. Growth in advisory fees along with transaction fees of $40.8 million, partially offset by a 30% decline in incentive fees, drove a total revenue increase of 3% for the segment.
Operating Expenses
In the third quarter of 2016, consolidated operating expenses were $1.63 billion, an increase of 22% over the third quarter of 2015. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.36 billion, an increase of 22% over the prior year quarter. This increase in operating expenses corresponded with comparatively higher revenue, up 17% over the prior year quarter, as well as increased investments in technology, data, and our people through initiatives aimed at enhancing long-term profitability and competitive positioning. In addition, depreciation and amortization expense increased 39% to $35.9 million for the third quarter of 2016, reflecting a nearly equivalent balance of incremental amortization expense attributable to recent business acquisition-related intangible assets along with incremental depreciation expense as a result of placing new technology investments into service.
Restructuring and acquisition charges were $18.0 million in the third quarter of 2016, compared to $18.2 million in the prior year quarter. Charges recorded during the third quarter of 2016 included (a) $7.1 million of net non-cash fair value adjustments to amounts recorded in purchase accounting, including the $6.5 million write-off of an indefinite-lived intangible asset associated with a legacy LaSalle acquisition, (b) $4.9 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, and (c) $6.0 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration due to our recent increase in acquisition activity. Charges in the third quarter of 2015 included (a) a $12.8 million non-cash write-off of an indemnification assets that arose from prior acquisition activity and (b) $5.4 million of pre-acquisition due diligence and post-acquisition integration costs.

The drivers of the year-to-date spread between revenue growth on a U.S. dollar-basis and local currency-basis were consistent with the quarter-to-date drivers.
Total consolidated operating expenses for the nine months ended September 30, 2016 were $4.43 billion, an increase of 20% over the same period in 2015. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $3.66 billion for the first nine months of 2016, an increase of 17% from $3.20 billion for the same period in 2015.
Interest Expense
Net interest expense for the third quarter of 2016 was $12.4 million, up $5.6 million from the third quarter of 2015. For the nine months ended September 30, 2016, net interest expense was $32.2 million, up from $20.4 million reported in the comparable prior year period. The quarter-over-quarter and year-over-year increases in net interest expense were driven primarily by higher average borrowings under the Facility to fund payments we made in conjunction with acquisitions completed since the third quarter of 2015. The average outstanding borrowings under the Facility were $1,211.3 million and $334.7 million during the three months ended September 30, 2016 and 2015, respectively, and $904.2 million and $296.7 million during the nine months ended September 30, 2016 and 2015, respectively.
Equity Earnings from Real Estate Ventures
For the three and nine months ended September 30, 2016, we recognized equity earnings of $5.5 million and $27.7 million, respectively, from our investments in real estate ventures, as compared with $25.4 million and $63.9 million, respectively, during the three and nine months ended September 30, 2015. Net valuation increases and the recognition of our proportionate share of gains from real estate sales activity in 2015 outpaced 2016 activity. Specifically, for the third quarter of 2016, equity earnings of $5.5 million included $4.4 million of net valuation increases and $0.7 million representing our proportionate share of gains on the sale of real estate assets both within our LaSalle co-investment portfolio. Comparatively, activity in the third quarter of 2015 within our LaSalle co-investment portfolio included $16.2 million of net valuation increases and $4.3 million representing our proportionate share of gains on the sale of real estate assets.
Provision for Income Taxes
The provision for income taxes was $15.9 million and $55.3 million, respectively, for the three and nine months ended September 30, 2016, which represented an effective tax rate of 24.8%. This approximates the effective tax rate for the year ended December 31, 2015, excluding the impact related to an indemnification asset write-off in 2015.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the third quarter was $48.0 million, compared with $110.5 million last year. Net income margin attributable to common shareholders was 2.8% in the third quarter of 2016, down from 7.4% in the third quarter of 2015. Adjusted EBITDA, which decreased 34% from the third quarter of 2015, was $127.3 million in the third quarter of 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 8.4% for the third quarter of 2016, as compared with 14.6% for the prior year quarter. The decline in profitability reflected (a) the impact of a quarter-over-quarter decline in LaSalle's incentive fees and equity earnings, (b) the decline in capital markets and leasing volumes through the third quarter of 2016, particularly in the UK, together with UK capital markets performance fees earned in the third quarter of 2015 that did not recur in 2016, (c) changes in business mix between our transaction and annuity-based businesses, and (d) continued investments in technology and data.
Net income attributable to common shareholders for the nine months ended September 30, 2016 was $152.5 million, a decrease of 41% over the same period in 2015. Net income margin attributable to common shareholders was 3.3% for the nine months ended September 30, 2016, down from 5.9% in 2015. Adjusted EBITDA totaled $372.1 million for the nine months ended September 30, 2016, compared with $432.3 million last year, a decrease of 16%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.1% for the first nine months of 2016 and 12.4% last year.

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
For segment reporting, we show revenue net of gross contract costs in our RES segments. Excluding these costs from revenue and expenses results in a "net" presentation of "fee revenue" and "fee-based operating expense" that we believe more accurately reflects how we manage our expense base and operating margins. See Note 3, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements for additional information on our gross and net accounting. In addition, our measure of segment results also excludes Restructuring and acquisition charges.
Americas - Real Estate Services

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$335.3	296.7	38.6	13%	13%
Capital Markets & Hotels	112.5	74.9	37.6	50	50
Property & Facility Management	184.1	168.0	16.1	10	11
Property & Facility Management Fee Revenue	142.2	117.5	24.7	21	21
Project & Development Services	96.8	65.1	31.7	49	49
Project & Development Services Fee Revenue	86.1	63.4	22.7	36	36
Advisory, Consulting and Other	42.4	34.7	7.7	22	23
Total revenue	$771.1	639.4	131.7	21%	21%
Gross contract costs	52.6	52.2	0.4	1	6
Total fee revenue	$718.5	587.2	131.3	22%	23%
Compensation, operating and administrative expenses excluding gross contract costs	634.3	514.5	119.8	23	24
Gross contract costs	52.6	52.2	0.4	1	6
Depreciation and amortization	22.9	15.6	7.3	47	47
Total operating expenses	$709.8	582.3	127.5	22%	23%
Operating income	$61.3	57.1	4.2	7%	7%
Equity earnings	$0.1	4.5	(4.4)	(98%)	(98%)
Adjusted EBITDA	$81.3	73.5	7.8	11%	10%

Americas - Real Estate Services (continued)

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$884.3	790.5	93.8	12%	12%
Capital Markets & Hotels	282.3	226.1	56.2	25	25
Property & Facility Management	528.8	499.8	29.0	6	9
Property & Facility Management Fee Revenue	400.9	345.7	55.2	16	18
Project & Development Services	243.0	180.4	62.6	35	36
Project & Development Services Fee Revenue	226.1	176.5	49.6	28	29
Advisory, Consulting and Other	109.1	94.3	14.8	16	17
Total revenue	$2,047.5	1,791.1	256.4	14%	16%
Gross contract costs	144.8	158.0	(13.2)	(8)	(2)
Total fee revenue	$1,902.7	1,633.1	269.6	17%	17%
Compensation, operating and administrative expenses excluding gross contract costs	1,704.1	1,448.9	255.2	18	18
Gross contract costs	144.8	158.0	(13.2)	(8)	(2)
Depreciation and amortization	60.2	46.5	13.7	29	30
Total operating expenses	$1,909.1	1,653.4	255.7	15%	17%
Operating income	$138.4	137.7	0.7	1%	—%
Equity earnings	$0.8	5.4	(4.6)	(85%)	(85%)
Adjusted EBITDA	$196.3	184.0	12.3	7%	6%
Americas total revenue for the third quarter was $771.1 million, an increase of 21% over the prior year quarter. Fee revenue for the quarter ended September 30, 2016 was $718.5 million, an increase of $131.3 million, or 23%, over the prior year quarter. Compared to the first nine months of 2015, total revenue increased 16% to $2.05 billion and fee revenue increased 17% to $1.90 billion. All service lines achieved double-digit revenue increases, with growth from both organic and acquisition-related sources, led by Leasing and Capital Markets & Hotels.
The increase in Leasing for the third quarter of 2016 was led by the performance in the New Jersey, Midwest, and Florida U.S. markets, with additional contributions from legacy teams along with recently acquired businesses. Our performance compared favorably to market gross absorption, which declined 2% compared to the third quarter of 2015 according to JLL Research. The growth in Capital Markets & Hotels, against flat market investment volumes, was primarily driven by our fourth quarter of 2015 acquisition of Oak Grove Capital as well as organic growth in the New York, Southwest, and Midwest U.S. markets. New client wins as well as expanded relationships with long-standing clients and ongoing cross-selling initiatives drove the growth in both Project & Development Services and Property & Facility Management. Project & Development Services also realized substantial contributions from recent acquisitions, including Big Red Rooster and BRG, both with operations primarily in the U.S.
Compared to prior year, total operating expenses increased 23% for the quarter and 17% year-to-date. Fee-based operating expenses, excluding restructuring and acquisition charges, were $657.2 million for the third quarter of 2016, an increase of 24% over the prior year quarter, and $1.76 billion for the nine months ended September 30, 2016, up 19%. These increases resulted from (a) direct expenses commensurate with the increase in revenue in particular, corresponding to growth of lower-margin annuity revenue, (b) strategic, organic, and acquisition-related headcount additions, and (c) continued technology investments in long-term initiatives, including expenses related to our recently acquired Corrigo platform and ongoing RED(sm) implementation efforts.
Operating income was $61.3 million for the third quarter of 2016, up 7% from the third quarter of 2015, and $138.4 million for the nine months ended September 30, 2016, consistent with the prior year same period. Adjusted EBITDA for the third quarter of 2016 was $81.3 million, up 10% from the prior year quarter, and $196.3 million for the nine months ended September 30, 2016, up 6% from the same period in 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.3% for the third quarter of 2016, as compared with 12.5% for the prior year quarter.

EMEA - Real Estate Services

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$63.2	72.4	(9.2)	(13%)	(8%)
Capital Markets & Hotels	87.4	110.9	(23.5)	(21)	(15)
Property & Facility Management	161.7	75.0	86.7	n.m.	n.m.
Property & Facility Management Fee Revenue	127.0	53.8	73.2	n.m.	n.m.
Project & Development Services	154.1	133.6	20.5	15	22
Project & Development Services Fee Revenue	42.6	40.7	1.9	5	9
Advisory, Consulting and Other	56.3	55.1	1.2	2	11
Total revenue	$522.7	447.0	75.7	17%	28%
Gross contract costs	146.2	114.1	32.1	28	39
Total fee revenue	$376.5	332.9	43.6	13%	24%
Compensation, operating and administrative expenses excluding gross contract costs	365.4	299.7	65.7	22	35
Gross contract costs	146.2	114.1	32.1	28	39
Depreciation and amortization	8.0	6.8	1.2	18	33
Total operating expenses	$519.6	420.6	99.0	24%	36%
Operating income	$3.1	26.4	(23.3)	(88%)	n.m.
Equity earnings	$—	—	—	n.m.	n.m.
Adjusted EBITDA	$10.9	34.0	(23.1)	(68%)	(75%)
n.m. - not meaningful

EMEA - Real Estate Services (continued)

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$171.3	185.9	(14.6)	(8%)	(5%)
Capital Markets & Hotels	245.4	299.2	(53.8)	(18)	(14)
Property & Facility Management	314.0	219.6	94.4	43	58
Property & Facility Management Fee Revenue	238.5	156.4	82.1	52	69
Project & Development Services	478.0	324.1	153.9	47	53
Project & Development Services Fee Revenue	146.2	111.3	34.9	31	35
Advisory, Consulting and Other	164.7	160.2	4.5	3	8
Total revenue	$1,373.4	1,189.0	184.4	16%	22%
Gross contract costs	407.3	276.0	131.3	48	55
Total fee revenue	$966.1	913.0	53.1	6%	12%
Compensation, operating and administrative expenses excluding gross contract costs	931.1	840.0	91.1	11	18
Gross contract costs	407.3	276.0	131.3	48	55
Depreciation and amortization	23.8	18.1	5.7	31	41
Total operating expenses	$1,362.2	1,134.1	228.1	20%	27%
Operating income	$11.2	54.9	(43.7)	(80%)	(90%)
Equity (losses) earnings	$(0.1)	0.7	(0.8)	n.m.	n.m.
Adjusted EBITDA	$34.7	74.2	(39.5)	(53%)	(58%)
n.m. - not meaningful
EMEA total revenue was $522.7 million for the third quarter of 2016, up 28% from 2015. For the first nine months of 2016, total revenue was $1.37 billion, an increase of 22% as compared with the prior year. Fee revenue was $376.5 million for the third quarter of 2016, up 24% from the same period in 2015, and $966.1 million for the first nine months of 2016, an increase of 12% compared to the prior year. Compared to 2015, revenue growth in the segment was led by Property & Facility Management and Project & Development Services, partially offset by Capital Markets & Hotels and Leasing. Geographically, segment growth for the quarter was led by the UK, Germany, and France; for the year, geographical growth was driven by the France, Poland, and Germany.
Revenue growth in Property & Facility Management was primarily due to our August 2016 acquisition of Integral. Project & Development Services revenue growth, particularly on a year-to-date basis, reflected contributions from recent acquisitions in the UK and continental Europe, coupled with broader organic expansion of our Tetris brand. Capital Markets & Hotels and Leasing declines were driven by a decrease in capital markets and leasing volumes as well as UK capital markets performance fees earned in the third quarter of 2015 that did not recur in 2016. The decline in Leasing was in line with an overall market decline of 7% in gross absorption compared to the third quarter of 2015 as reported by JLL Research.
Compared to prior year, total operating expenses increased 36% for the quarter and 27% year-to-date. Fee-based operating expenses, excluding restructuring and acquisition charges, were $373.4 million for the third quarter of 2016, an increase of 35% quarter-over-quarter, and $954.9 million for the first nine months of 2016, up 19% year-over-year. The quarter-to-date increase primarily reflects the impact of the Integral acquisition, but was also impacted by increased headcount in conjunction with recent acquisition activity and continued investments in technology and the regional platform.
Operating income was $3.1 million for the third quarter of 2016, down from $26.4 million in the third quarter of 2015, and $11.2 million for the nine months ended September 30, 2016, down from $54.9 million in the prior year same period. Adjusted EBITDA for the third quarter was $10.9 million, down 75% from prior year quarter, and $34.7 million for the first nine months of 2016, down 58% from 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 2.1% for the third quarter of 2016, as compared with 10.2% for the prior year quarter. The noted declines are attributable to (a) the decline in higher margin transactional activity, notably in the UK, (b) a shift in business mix to lower margin annuity-based revenue streams, and (c) additional contract expenses resulting from the wind-down of operations in a non-core market in the UK.

Asia Pacific - Real Estate Services

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$50.2	48.7	1.5	3%	3%
Capital Markets & Hotels	41.0	38.1	2.9	8	4
Property & Facility Management	157.2	133.4	23.8	18	16
Property & Facility Management Fee Revenue	114.4	97.5	16.9	17	14
Project & Development Services	43.1	33.6	9.5	28	26
Project & Development Services Fee Revenue	26.7	21.8	4.9	22	20
Advisory, Consulting and Other	39.6	26.9	12.7	47	44
Total revenue	$331.1	280.7	50.4	18%	16%
Gross contract costs	59.2	47.7	11.5	24	24
Total fee revenue	$271.9	233.0	38.9	17%	14%
Compensation, operating and administrative expenses excluding gross contract costs	251.0	216.6	34.4	16	13
Gross contract costs	59.2	47.7	11.5	24	24
Depreciation and amortization	4.2	3.7	0.5	14	13
Total operating expenses	$314.4	268.0	46.4	17%	15%
Operating income	$16.7	12.7	4.0	31%	27%
Equity earnings	$0.5	0.2	0.3	n.m.	n.m.
Adjusted EBITDA	$21.4	16.7	4.7	28%	24%
n.m. - not meaningful

Asia Pacific - Real Estate Services (continued)

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Leasing	$128.3	126.9	1.4	1%	3%
Capital Markets & Hotels	102.9	99.4	3.5	4	3
Property & Facility Management	456.4	391.6	64.8	17	18
Property & Facility Management Fee Revenue	325.4	284.0	41.4	15	16
Project & Development Services	122.4	99.0	23.4	24	26
Project & Development Services Fee Revenue	70.0	60.6	9.4	16	18
Advisory, Consulting and Other	106.9	81.1	25.8	32	34
Total revenue	$916.9	798.0	118.9	15%	17%
Gross contract costs	183.4	146.0	37.4	26	29
Total fee revenue	$733.5	652.0	81.5	13%	14%
Compensation, operating and administrative expenses excluding gross contract costs	688.2	607.7	80.5	13	15
Gross contract costs	183.4	146.0	37.4	26	29
Depreciation and amortization	12.4	10.9	1.5	14	16
Total operating expenses	$884.0	764.6	119.4	16%	17%
Operating income	$32.9	33.4	(0.5)	(1%)	(6%)
Equity earnings	$0.5	0.2	0.3	n.m.	n.m.
Adjusted EBITDA	$45.8	44.4	1.4	3%	—%
n.m. - not meaningful
Asia Pacific total revenue was $331.1 million for the third quarter of 2016, up 16% quarter-over-quarter, and $916.9 million for the first nine months of 2016, up 17% from 2015. Fee revenue was $271.9 million for the third quarter of 2016 and $733.5 million for the first nine months of 2016, both up 14% compared with the comparable periods in 2015. Broad-based growth across all service lines was led by Property & Facility Management and Advisory, Consulting and Other. Geographically, segment growth for the quarter and the year were led by Hong Kong, Australia, and Japan.
Property & Facility Management revenue growth was focused in Japan, Hong Kong, and Australia, primarily from renewals and expansions of existing mandates, along with the incremental revenue earned from recent acquisitions. Growth in Advisory, Consulting and Other was driven by incremental revenue earned from recent acquisitions which expanded our valuations platform in Australia and China.
Compared to prior year, total operating expenses increased 15% quarter-over-quarter and 17% year-to-date. Fee-based operating expenses, excluding restructuring and acquisition charges, were $255.2 million for the third quarter of 2016, an increase of 13% quarter-over-quarter, and $700.6 million, up 15% year-over-year. These increases, in line with revenue growth, resulted from increased headcount in conjunction with recent acquisition activity, growth of annuity businesses, and continued investments in technology.
Operating income was $16.7 million for the third quarter of 2016, up 27% from the third quarter of 2015, and $32.9 million for the nine months ended September 30, 2016, a decrease of 6% from the same period in 2015. Adjusted EBITDA was $21.4 million, up 24% from the third quarter of 2015, and $45.8 million for the nine months ended September 30, 2016, consistent with the same period in 2015. Adjusted EBITDA margin, calculated on a fee revenue basis, was 7.8% for the third quarter of 2016, as compared with 7.2% for the prior year quarter.

LaSalle

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Advisory fees	$66.4	60.7	5.7	9%	12%
Transaction fees & other	7.9	5.0	2.9	58	58
Incentive fees	6.0	68.5	(62.5)	(91)	(91)
Total revenue	$80.3	134.2	(53.9)	(40%)	(39%)
Compensation, operating and administrative expenses	71.6	91.5	(19.9)	(22)	(20)
Depreciation and amortization	0.8	0.5	0.3	60	44
Total operating expenses	$72.4	92.0	(19.6)	(21%)	(20%)
Operating income	$7.9	42.2	(34.3)	(81%)	(80%)
Equity earnings	$4.9	20.7	(15.8)	(76%)	(78%)
Adjusted EBITDA	$13.7	63.5	(49.8)	(78%)	(78%)

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2016	2015	U.S. dollars		Local Currency
Advisory fees	$195.0	181.3	13.7	8%	10%
Transaction fees & other	40.8	19.5	21.3	n.m.	n.m.
Incentive fees	72.0	99.3	(27.3)	(27)	(30)
Total revenue	$307.8	300.1	7.7	3%	3%
Compensation, operating and administrative expenses	238.0	227.8	10.2	4	6
Depreciation and amortization	2.1	1.6	0.5	31	35
Total operating expenses	$240.1	229.4	10.7	5%	6%
Operating income	$67.7	70.7	(3.0)	(4%)	(7%)
Equity earnings	$26.5	57.6	(31.1)	(54%)	(54%)
Adjusted EBITDA	$95.4	129.9	(34.5)	(27%)	(28%)
n.m. - not meaningful
LaSalle's total revenue for the three and nine months ended September 30, 2016 was $80.3 million and $307.8 million, respectively, down 39% and up 3%, respectively, as compared with the same periods in 2015. Advisory fees for the three and nine months ended September 30, 2016 were $66.4 million and $195.0 million, respectively, reflecting increases of 12% and 10%, respectively, against comparable periods in 2015. This growth highlights progress towards LaSalle’s strategic objective to expand margins on recurring advisory fees.
Also included within LaSalle’s revenue were transaction fees & other income of $7.9 million for the third quarter of 2016, $40.8 million for the nine months ended September 30, 2016, and incentive fees of $6.0 million for the third quarter of 2016, $72.0 million for the nine months ended September 30, 2016. Incentive fees earned during the third quarter of 2015 resulted from mature funds in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate asset holdings as the funds neared the end of their stated investment periods. Comparable activity in the current period was significantly lower. Transaction fees & other income were up year-over-year as a result of the successful 2016 launch of the LaSalle Logiport REIT in Japan.
Compared to prior year, total operating expenses decreased 20% for the third quarter and increased 6% year-to-date, reflecting variable compensation to employees associated with the level transaction and incentive fee activity, partially offset by the impact of deferred compensation expense.

LaSalle's operating income was down 80% from the prior year quarter and 7% from the first nine months of 2015. Adjusted EBITDA was $13.7 million for the third quarter of 2016, down 78% from the prior year quarter, and $95.4 million for the nine months ended September 30, 2016, down 28% from 2015. Adjusted EBITDA margin was 16.7% for the third quarter of 2016, compared with 47.3% in the third quarter of 2015.
Equity earnings were $4.9 million in the third quarter of 2016, down 78% from the prior year quarter, and $26.5 million for the nine months ended September 30, 2016, down 54% from prior year. Net valuation increases and the recognition of our proportionate share of gains from real estate sales activity in 2015 outpaced 2016 activity. Specifically, for the third quarter of 2016, equity earnings was driven by $4.4 million of net valuation increases and $0.7 million representing our proportionate share of gains on the sale of real estate assets. Comparatively, activity in the third quarter of 2015 included $16.2 million of net valuation increases and $4.3 million representing our proportionate share of gains on the sale of real estate assets.
In the third quarter of 2016, LaSalle raised $1.0 billion in equity commitments. Assets under management increased $0.6 billion from June 30, 2016 to $59.7 billion as of September 30, 2016. The net increase in assets under management included $2.2 billion of acquisitions and takeovers and $1.0 billion of net valuation increases, partially offset by $1.7 billion of dispositions and withdrawals and $0.9 billion of foreign currency exchange rate declines.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During the first nine months of 2016 and 2015, cash flows used for operating activities were $151.9 million and $18.2 million, respectively. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year. This was the primary driver of cash used for operating activities for the first nine months of both years and the incremental incentive compensation paid to employees during 2016 as a result of the improved performance of the Company comparing 2015 to 2014 directly impacted the comparative cash flows used for operating activities year-over-year. Additionally, with respect to the year-over-year change in cash flows used for operating activities, Net income for the first nine months of 2016 was $80.1 million lower than the prior year.
Cash Flows from Investing Activities
We used $617.4 million of cash for investing activities during the first nine months of 2016, an increase of $432.9 million from the $184.5 million used for investing activities during the same period in 2015. Cash flows from investing activities were primarily affected by payments for business acquisitions, property and equipment net capital additions, acquisitions by investment properties for consolidated, less-than-wholly-owned subsidiaries, and capital contribution and distribution activity related to co-investments. We discuss these items individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $779.3 million of cash in the first nine months of 2016, as compared to $160.2 million provided in the first nine months of 2015. This $619.1 million increase was primarily due to (a) a year-over-year increase in net borrowings under our Facility of $604.7 million and (b) net contributions of $7.7 million from noncontrolling interest holders in 2016, compared to net distributions of $(11.1) million in the same period of 2015. The 2016 net contributions funded the noncontrolling interest holders' proportionate share of investment property acquisitions completed during the nine months ended September 30, 2016 by a consolidated VIE discussed below.
Credit Facility
On June 21, 2016, we amended and expanded our Facility to increase our borrowing capacity from $2.0 billion to $2.75 billion. The Facility is scheduled to mature on June 21, 2021. As of September 30, 2016, we had outstanding borrowings under the Facility of $1,105.0 million and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had outstanding borrowings under the Facility of $255.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $1,211.3 million and $334.7 million during the three months ended September 30, 2016 and 2015, respectively, and $904.2 million and $296.7 million during the nine months ended September 30, 2016 and 2015, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $70.4 million under local overdraft facilities as of September 30, 2016. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $55.7 million and $49.2 million as of September 30, 2016 and December 31, 2015, respectively, of which $39.4 million and $24.6 million as of September 30, 2016 and December 31, 2015, respectively, were attributable to local overdraft facilities.
See Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements for additional information on our Facility and short-term borrowings.
Co-Investment Activity
As of September 30, 2016, we had total investments of $359.9 million in 52 separate property or fund co-investments. Funding of co-investments exceeded return of capital by $35.2 million for the nine months ended September 30, 2016, whereas return of capital exceeded funding of co-investments by $0.1 million for the first nine months of 2015. We expect to continue to pursue strategic co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of September 30, 2016, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2015 or in the first nine months of 2016 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On November 2, 2016, we announced a semi-annual cash dividend of $0.33 per share of common stock. The dividend payment will be made on December 15, 2016, to holders of record at the close of business on November 15, 2016. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Total capital expenditures for the nine months ended September 30, 2016 and 2015 were $139.4 million and $87.6 million, respectively. Our capital expenditures are primarily for information technology systems, computer hardware and improvements to leased office spaces.
Property acquisitions and capital expenditures made by consolidated VIEs for the nine months ended September 30, 2016 and 2015 were $63.7 million and $0.9 million, respectively, of which $63.4 million in 2016 was attributable to two consolidated VIEs in which we held equity interests ranging between 20% and 25%. Refer to Note 6, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the nine months ended September 30, 2016, we paid $465.2 million for business acquisitions. This included $418.6 million of payments relating to 22 new acquisitions in 2016 and $46.6 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract requirements and performance. Deferred business acquisition obligations totaled $96.9 million on our Condensed Consolidated Balance Sheets as of September 30, 2016. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2016, we had the potential to make earn-out payments for a maximum of $417.0 million on 47 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next seven years, assuming the achievement of the applicable performance conditions.
We are considering, and will continue to consider, acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2016 and December 31, 2015, we had total cash and cash equivalents of $228.4 million and $216.6 million, respectively, of which approximately $163.2 million and $175.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% of our total assets as of September 30, 2016 and December 31, 2015, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to other similar investment vehicles and direct investments for future co-investments, totaling a maximum of $213.2 million as of September 30, 2016. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of September 30, 2016. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility for the three and nine months ended September 30, 2016 were $1,211.3 million and $904.2 million, respectively, with an effective interest rate of 1.4% in both periods. We had $1,105.0 million outstanding under the Facility and outstanding letters of credit of $18.2 million as of September 30, 2016. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes due in November 2022 (the "Notes") bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2015 or the first nine months of 2016, and we had no such agreements outstanding as of September 30, 2016.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 56% and 57% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% of revenue for both the nine months ended September 30, 2016 and 2015) and the euro (13% and 12% of revenue for the nine months ended September 30, 2016 and 2015, respectively).
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
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended September 30, 2016, our total revenue increased 14% in U.S. dollars and 17% in local currency, and our operating income decreased 41% in U.S. dollars and 44% in local currency. On a year-over-year basis, for the nine months ended September 30, 2016, our total revenue increased 14% in U.S. dollars and 17% in local currency, and our operating income decreased 22% in U.S. dollars and 26% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations please see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of September 30, 2016, we had forward exchange contracts in effect with a gross notional value of $2.05 billion ($1.08 billion on a net basis) and no net fair value gain or loss as of September 30, 2016. Any net carrying gain (or loss) would be offset by a carrying loss (or gain) associated with intercompany lending and cash management practices.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2016, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In June 2016, the UK held a non-binding referendum in which a majority of voters supported the option to leave the EU (“Brexit”). Brexit could adversely impact European and global economic or market conditions and could contribute to instability in the global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We, as well as our clients who have significant operations in the UK, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the EU. The announcement of Brexit caused significant initial volatility in global stock markets as well as foreign currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the British pound sterling. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. Negotiations are expected to commence to determine the future terms of the UK’s relationship with the EU and countries across the globe, including trade terms and the UK's access to human and financial capital, among other things. We cannot anticipate the effects of Brexit, which may have a negative effect on our industry and may adversely impact our business.
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

Corporate Officers
The names and titles of our corporate executive officers, as of September 30, 2016, were as follows:
Global Executive Board
Colin Dyer1
Chief Executive Officer
Christian Ulbrich1
President
Christie B. Kelly
Executive Vice President and Chief Financial Officer
Anthony Couse
Chief Executive Officer, Asia Pacific
John Forrest
Chair of the Global Corporate Solutions Board and Chief Executive Officer, Global and Americas Corporate Solutions
Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa
Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management
Gregory P. O'Brien
Chief Executive Officer, Americas
1 Mr. Dyer announced his retirement and, effective October 1, 2016, Mr. Ulbrich succeeded Mr. Dyer as Chief Executive Officer.
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

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2016.

JONES LANG LASALLE INCORPORATED

By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1
Letter Agreement, dated August 23, 2016, between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2016 (File No. 001-13145))

10.2
Letter Agreement, dated August 23, 2016, between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File No. 001-13145))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith