Form 10-K
period 2016-12-31
JONES LANG LASALLE INC
filed 2017-02-23
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2016	Commission File Number 1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 312-782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 1, 2016 was $4,302,579,297.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 20, 2017 was 45,248,135.
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

JONES LANG LASALLE INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. Our common stock is listed on The New York Stock Exchange under the symbol "JLL."
We are a Fortune 500 financial and professional services company specializing in real estate. We offer comprehensive integrated services on a local, regional, and global basis to owner, occupier, investor, and developer clients seeking increased value by owning, occupying, or investing in real estate. We have more than 280 corporate offices worldwide from which we provide services to clients in more than 80 countries. We have over 77,000 employees, including nearly 39,000 employees whose costs our clients reimburse. Our issuer and senior unsecured ratings are investment grade: BBB+ (stable outlook) from Standard & Poor’s Ratings Services ("S&P") and Baa2 (positive outlook) from Moody’s Investors Service, Inc. ("Moody’s").
Over the ten years ended December 31, 2016, our revenue and fee revenue have both grown at a 13% compound annual growth rate. We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of acquisitions and mergers in alignment with our strategy. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. We began to establish this network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968).
We use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. JLL is a registered trademark in the countries in which we do business, as is our logo:
Using the shorter JLL name in the marketplace is a natural evolution of the Company's historically rich brand, recognizing that it is a truly global company located in multiple markets, with a wide range of expertise applied through many different client services. It also represents its adaptation to different communication styles in different countries, languages and channels, and especially the use of digital and online channels for marketing and communications.
JLL delivers an array of Real Estate Services ("RES") across three geographic business segments: (1) the Americas, (2) Europe, Middle East and Africa ("EMEA"), and (3) Asia Pacific.
LaSalle Investment Management, which uses LaSalle as its principal trading name, is a wholly-owned member of the Jones Lang LaSalle Incorporated group and our fourth business segment. LaSalle is one of the world's largest and most diversified real estate investment management companies. Over the ten years ended December 31, 2016, the assets under management have grown from $40.6 billion to $60.1 billion, a 4.0% compound annual growth rate. LaSalle is a registered trademark in the countries in which we conduct business, as is our logo:
In 2016, we generated revenue and fee revenue of $6.8 billion and $5.8 billion, respectively, across our four business segments, representing increases of 14% and 11%, respectively, over 2015. We believe we remain well-positioned to take advantage of the opportunities in a consolidating industry and to successfully navigate the dynamic and challenging markets in which we compete worldwide.

We are proud to be a preferred provider of global real estate services, an employer of choice, a consistent winner of industry awards, and a valued partner to the largest and most successful companies and institutions in the global marketplace.
For discussion of our segment results, please see "Results of Operations" and "Market Risks" within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, in the Notes to Consolidated Financial Statements.
"Thinking Beyond," "Achieving Ambitions" and "Building a Better Tomorrow"
In December 2016, JLL’s Global Executive Board, our senior management group, endorsed an enhanced global strategic vision to strengthen and refine our longstanding strategic priorities. “Thinking Beyond” provides a sustainable strategic growth framework for JLL and describes the focus and attention to client service excellence that characterizes our business around the world. In February 2017, we launched a new brand positioning strategy under the banner “Achieving Ambitions,” which reflects our core values of Teamwork, Ethics, and Excellence in everything we do. Later this year, we will introduce “Building a Better Tomorrow” to address and articulate the four pillars of our global corporate responsibility agenda: People, Clients, Workplaces and Communities.
Awards
We won numerous awards and recognitions in 2016 that reflect the quality of the services we provide to our clients, the integrity of our people, and our desirability as a place to work. As examples, we were named:

•	To the Dow Jones Sustainability Index North America

•	For the ninth consecutive year, one of the World's Most Ethical Companies, the Ethisphere Institute

•	For the fifth consecutive year, one of the 100 Best Corporate Citizens in the United States (#23), CR Magazine, and #1 in the Financial Services / Insurance /Real Estate sector

•	For Excellence in Global Sustainability by the India Institute of Directors

•	CoreNet Global's 2016 Global Innovator Award

•	One of the Best Places to Work in Money Management (LaSalle) by Pensions & Investments

•	America’s most JUST company in the real estate industry, Forbes’ Inaugural “JUST 100” list

•	For the eighth consecutive year, one of the Global Outsourcing 100 - International Association of Outsourcing Professionals

•	For the second consecutive year, World’s Most Admired Companies, Fortune Magazine

•	For the second consecutive year, one of the 50 Out Front for Diversity Leadership: Best Places for Women & Diverse Managers to Work, Diversity MBA Magazine

•
For the second consecutive year, as having a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBT workplace equality

•	For the fifth consecutive year, as a Winning "W" Company by the 2020 Women on Boards

•	One of the Best Places to Work by a number of local publications world-wide, including one of Americas' Best Employers by Forbes

•	For the sixth consecutive year, Energy Star Sustained Excellence Award by the U.S. Environmental Protection Agency

Services and Clientele
The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Occupiers)	Strategic Consulting, Technology Solutions, and Advisory Services
Investment Management	Tenant Representation
Lease Administration	Transaction Management
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services
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
We work for a broad range of clients. They represent a wide variety of industries in markets throughout the world. Our clients vary greatly in size and complexity. They include for-profit and not-for-profit entities of all kinds, public-private partnerships, and governmental ("public sector") entities. Increasingly, we are also offering services to middle-market companies seeking to outsource real estate services or with which we want to become familiar as they grow and develop their different needs of our services. Through LaSalle, we invest for clients on a global basis in publicly traded real estate securities, private real estate assets, and debt obligations. As an example of the breadth and significance of our client base, we provide services to approximately half of the Fortune 500 companies and approximately 81% of the Fortune 100 companies.
We believe our market reach strengthens the long-term value of the enterprise in a number of ways, including by: (1) reducing the potential impact of episodic volatility or disruption in any specific region; (2) enhancing the expertise of our people through knowledge sharing among colleagues across the globe; and (3) allowing us to identify and react to emerging trends and risks quickly.

Distinguishing Attributes
The attributes that enhance our services and distinguish our Company, some of which we discuss in more detail below under "Competitive Differentiators," include:

•	Our focus on client relationship management as a means to provide superior client service on an increasingly coordinated basis;

•	Our integrated global platform, including a highly diverse set of service offerings;

•	Our ability to deliver innovative solutions and technology applications to assist our clients in maximizing the value of their real estate portfolios;

•	Our ability to organize and analyze the significant data about real estate that we collect in the course of our business;

•	The quality and worldwide reach of our industry-leading research function, enhanced by applications of technology and our ability to synthesize complex information into practical advice for clients;

•
Our reputation for consistent and trustworthy service delivery worldwide, as the result of our creation of best practices and by the skills, experience, collaborative nature, and integrity of our people;

•	Our local market knowledge;

•	The strength of our brand and reputation;

•	The strength of our financial position;

•	Our high staff engagement levels;

•	Our efforts to deliver the best possible returns for investment management clients;

•	The quality of our internal governance and enterprise risk management;

•	Our history of delivering strong investment performance for LaSalle clients;

•	The management of our supply chain for the benefit of the project management, property and facility management, and other services we provide to clients; and

•	Our sustainability leadership agenda, which addresses the long-term financial, environmental, and social risks and opportunities for ourselves and our clients.

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

1760
1783
1968
1997
1999
2008
2011
2015
2016
Jones Lang Wootton founded
LaSalle Partners founded
LaSalle Partners initial public offering
LaSalle Partners and Jones Lang Wootton merge to create Jones Lang LaSalle
Integrated global platform
(NYSE ticker "JLL")
The Staubach Company and Jones Lang LaSalle combine operations
Largest merger in JLL history transforms U.S. leasing brokerage position
King Sturge (est. 1760) and Jones Lang LaSalle merge EMEA operations
Enhances strength and depth of service capabilities in the UK and EMEA
JLL named to Fortune 500
JLL acquires Oak Grove
Expands multi-family debt financing services
JLL acquires Integral UK
Positions JLL as one of the largest global mobile engineering providers

From 2005 through 2016, we have completed more than 100 acquisitions as part of our global growth strategy. These acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service areas, and further broadened the global platform we make available to our clients. These acquisitions have also increased our presence and product offering globally, and have included acquisitions in the following locations:

Australia	Finland	Indonesia	Philippines	Spain
Brazil	France	Ireland	Poland	Sweden
Canada	Germany	Japan	Portugal	Turkey
China	Hong Kong	Malaysia	Singapore	United Kingdom
United Arab Emirates	India	Netherlands	South Africa	United States
In July 2008, we acquired Staubach Holdings Inc. ("Staubach"), a U.S. real estate services company specializing in tenant representation. Staubach, with 1,000 employees, significantly enhanced our presence in key markets across the United States and made us an industry leader in local, national and global tenant representation. The acquisition also established us as the market leader in public sector services and added scale to our industrial brokerage, investment sales, corporate finance and project and development services.
In May 2011, we completed the acquisition of King Sturge, a United Kingdom-based international property consultancy. The King Sturge acquisition, which extended our historical roots back to its founding in 1760, significantly enhanced the strength and depth of our service capabilities in the United Kingdom and in Continental Europe, adding approximately 1,400 employees.

In August 2015, we completed the acquisition of Oak Grove Commercial Mortgage, LLC ("Oak Grove Capital"), one of the longest standing providers of debt financing for multifamily and seniors housing real estate. The Oak Grove Capital acquisition brought greater full-service mortgage lending and mortgage banking capabilities to JLL, including Fannie Mae, Freddie Mac and HUD/GNMA capabilities which expanded our market-rate, affordable, seniors housing and healthcare financial expertise, as well as complemented our multifamily sales and equity services.
Acquisitions During 2016
In 2016, we completed 28 new acquisitions that expanded our capabilities in key regional markets as follows:

Acquired Company	Primary Country	Primary Service Line	Revenue Type
Australian Valuation Services	Australia	Advisory and consulting	Annuity
Bill Goold Realty	Canada	Multi-family investment sales	Transaction
PMX Inc.	Canada	Infrastructure project management	Both
Dazheng	China	Valuation and consulting	Annuity
MSCI Global Occupiers	England	Advisory and consulting	Annuity
Procofin Oy	Finland	Project development	Both
CTH	France	Engineering design	Both
Veronique Nocquet SARL	France	Retail real estate consulting	Both
Acrest	Germany	Retail asset management	Annuity
Morii Appraisal & Investment Consulting	Japan	Valuation and consulting	Annuity
Cobertura SA	Portugal	Prime residential	Transaction
PDM International	Singapore	Brand strategy and environmental design services	Both
Trussard Property Consultants	South Africa	Leasing and investment agency	Both
Integral UK Ltd	United Kingdom	Mechanical and electrical engineering services	Annuity
Advanced Technologies Group	United States	Facility inspection and information consultant	Annuity
Big Red Rooster (Umongis LLC)	United States	Brand strategy and environmental design services	Both
BRG	United States	Consulting and technology implementation services	Annuity
Colliers Baltimore	United States	Brokerage and property management services	Both
Harry K. Moore	United States	Leasing, investment sales and property management	Both
Huntley, Mullaney, Spargo, & Sullivan Inc.	United States	Lease structuring, debt structuring, and bankruptcy advisory services	Both
Integra Realty Resources (Chicago)	United States	Commercial real estate valuation and advisory services	Annuity
Integra Realty Resources (Dallas)	United States	Commercial real estate valuation and advisory services	Annuity
Integra Realty Resources Houston, LLC	United States	Commercial real estate valuation and advisory services	Annuity
Merritt & Harris	United States	Construction monitoring and property assessments	Both
Sage Capital Advisors LLC	United States	Investment sales, equity and debt advisory	Transaction
Strategic Advisory Group	United States	Hospitality consulting services	Annuity
Travis Commercial Real Estate Services	United States	Brokerage and property management	Both
Washington Partners Inc.	United States	Tenant representation	Both
In August 2016, we completed the acquisition of Integral UK Ltd., a leading provider of mechanical and electrical property maintenance, which strengthened our Integrated Facilities Management capabilities and made us one of the largest providers of mobile engineering services for property worldwide, adding approximately 1,500 technicians and engineers.

Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise
Our mission is to deliver exceptional strategic fully-integrated services, best practices, and innovative solutions for real estate owners, occupiers, investors, and developers worldwide. We deliver a combination of services, expertise, and technology applications via an integrated global platform that we own (and do not franchise), the totality of which we believe distinguishes us from our competitors and contributes to service excellence and customer loyalty. While we face high-quality competition in individual markets, we believe the following attributes make us the best choice for clients seeking real estate and investment management services on a worldwide basis:

•	We have the size and scale of resources necessary to deliver the expertise of the Company wherever clients need it;

•	Our culture of client service, teamwork, and integrity means that we can marshal those resources to deliver the greatest possible value and results;

•	Our "client first" and ethical orientation means that our people focus on how we can best provide what our clients need and want, with integrity and transparency;

•	Our governance and enterprise risk management orientation means that we have built an enterprise that clients can rely on over the long-term; and

•
Our strong intellectual capital, our long-term approach to business, and our ability to anticipate, interpret, and respond to the trends influencing our industry sector mean that we are quick and nimble in adapting to new challenges and opportunities in a fast changing world and in helping our clients to do the same.

In their totality, these aspects affirm our commitment to sustaining our business over the long term. We seek to successfully manage the financial, environmental and social risks and opportunities our complex organization faces, and help our clients do the same. As part of the introduction of Building a Better Tomorrow (sm) later this year, during 2017 we will continue to refine our sustainability communications and strategy globally.
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

GLOBAL STRATEGIC PRIORITIES
To continue to create ongoing value for our clients, shareholders, and employees, both from current and longer-term perspectives, we have identified consistent global strategic priorities. For example, we successfully expanded the cross-border brokerage of high-end residential properties in London with the 2011 King Sturge merger, followed by the acquisition of W.A. Ellis during 2014 and Guardian in Dublin in 2015. We have expanded the Tetris-branded fit-out business we originally acquired in France and have been introducing it into other countries, including through acquisitions in Portugal in 2014 and in Poland, Germany, and the United Kingdom in 2015. In 2015, we enhanced our service offering for facility management clients by acquiring a cloud-based technology platform called Corrigo. In 2016, we acquired Integral, a mobile engineering business in the United Kingdom that significantly expanded our facilities management business, along with a valuations platform we acquired in the United States, where historically we did not provide these services.
We regularly re-evaluate our strategic priorities to optimize JLL's sustainable and profitable long-term growth and on-going value creation for all our stakeholders. Our 'Beyond' vision and priorities for strategic growth are built upon our closely integrated platform which combines deep local market knowledge with seamless global advice and service provision, tailored according to each client’s specific needs. These closely integrated local and global capabilities can be summarized as:
Comprehensive Local and Regional Service Operations
Our strength in local and regional markets contributes to the strength of our global service capabilities. Our financial performance also depends, in great part, on the business we source and execute locally from our nearly 300 wholly-owned offices around the world. We continually seek to leverage our established business presence in the world's principal real estate markets to provide expanded and adjacent local and regional services without a proportionate increase in infrastructure costs. We believe these capabilities will continue to fuel our competitive advantage and make us more attractive to current and prospective clients, as well as to revenue-generating employees such as brokers and client relationship managers.
Metrics: During 2016, we completed approximately 38,800 transactions for landlord and tenant clients, a 9% increase over 2015, representing 828 million square feet of space.
Global Corporate Solutions
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
Metrics: During 2016, we provided corporate facility management services for 1.4 billion square feet of clients' real estate, an 8% increase from 2015. Over the same period, JLL had 150 new business wins, 68 expansions of existing relationships and 31 contract renewals.

Real Estate Capital Markets
JLL is a world-leader in advising on real estate investment capital flows and placement. Our focus on further developing our ability to provide global capital markets services reflects the increasingly international nature of cross-border money flows into real estate and the global marketing of real estate assets. Our real estate investment banking capability helps provide capital and other financial solutions by which our clients can maximize the value of their real estate.
Metrics: During 2016, we provided capital markets services for $136 billion of client transactions, a 1% decrease from 2015, where the market was down 6% over the same period.
LaSalle Investment Management
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
Metrics: At the end of 2016, LaSalle had assets under management of $60.1 billion, an increase of 7% over 2015, with $5.1 billion of net capital raised.
"THINKING BEYOND": OUR STRATEGIC VISION FOR LONG-TERM SUSTAINABLE AND PROFITABLE GROWTH
By continuing to invest in the future and understanding how our strengths can support the needs of our clients, we intend to enhance our position as an industry leader. Each of our businesses continually innovates and responds to servicing our clients as their needs change, as technologies evolve, and as macro and political challenges are presented.

Our 'Thinking Beyond' strategic vision can be depicted in six interlocking and mutually dependent segments:
Clients
As technology and globalization drive an ever more connected world, our clients need an even more connected and holistic approach from us. JLL is already a world leader in providing seamlessly integrated services and advice to international corporate and investor clients in all parts of the world. Our ‘Thinking Beyond’ strategic vision recognizes that we need to continue enhancing our comprehensive service offering, attracting new talents and skills to our business, marshalling the best new technology and data analytics, focusing our teams on truly understanding each client’s real strategic needs from real estate, delivering unrivalled fully integrated services spanning the whole real estate life cycle and demonstrating the highest quality and clear value in everything we do. Key commitments include an ongoing focus on employing advanced client relationship management processes and tools, and a core commitment to ensure that our own systems and structures never become an obstacle to assembling international and multidisciplinary teams tailored to meet each client’s requirements.
People
Directly supporting our goals to constantly enhance our client services, we continually invest in new talent and capabilities, innovation, training and development. We are committed to encouraging diversity and inclusion, seek to enable new, more flexible work styles and support our people in their career planning and progression, including through formal mentoring and coaching programs. As part of our Thinking Beyond strategic vision, we have formulated a new employee value proposition - ‘Achieve Your Ambitions’ - which articulates the key attractions and advantages of a career with JLL. Our people, their skills and aspirations, and their commitment to a consistently high-performance culture and JLL’s core values, are central to our ongoing success and sustained profitable growth.
Digital
Technology has transformed the world, but we are only at the beginning of the wave of change that digitalization and data analytics will bring to the real estate sector. JLL continues its substantial multi-year program of investment in leading-edge technology and data capabilities. These include specialist technology company acquisitions such as Corrigo and MSCI Global Corporate Occupiers, major in-house data-led innovations such as our RED platform, and a strong focus on continued technology-enabled innovation in all our business lines. We are committed to maintaining and executing JLL's position as a leader in technology and data within the real estate sector.
Values
All our people are committed to the same core values: teamwork, ethics and excellence. These values are the foundation of our organization. Clients, employees and potential new recruits are strongly attracted to these values and to our commitments to a sustainable future and Building a Better Tomorrow. This has earned JLL repeated recognition from organizations such as the Ethisphere Institute which in March 2016 named JLL as one of the World’s Most Ethical Companies for the ninth consecutive year.

Brand
We will continue to strengthen and grow our brand beyond the traditional real estate sector to reach more senior decision makers. This enhanced emphasis is supported by repositioning our brand personality and messaging around the ‘Achieve Ambitions’ theme and the new visual identity we launched in February 2017.
Growth
Our ‘Thinking Beyond’ focus on clients, people, values, digital and brand, provides us with an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity in all operations, building margin and creating the basis for long-term sustainable and profitable growth, which rewards all of our stakeholders.
Our ‘Thinking Beyond’ vision overlays and complements longstanding strategic priorities for JLL:

•	Employing an investment philosophy and filters focused on growth that best meets client needs and concentrates on the most lucrative potential services, markets and cities;

•	Establishing charters for internal business boards to promote more inter-connected global approaches to client services and delivery;

•
Using technology - including emerging digital, Internet and social media capabilities - to provide information to clients to help them maximize the value of their real estate portfolios and apply our knowledge to improve the ability of our people to provide superior client services;

•	Deploying additional tools and metrics that will make our people more productive and efficient;

•	Determining how best to marshal, train, recruit, motivate and retain the human resources that will have the skill sets, diversity and other abilities necessary to accomplish our strategic objectives;

•	Continuing to develop our brand and reputation for high quality client service, integrity, excellence and intimate local and global market knowledge;

•	Building our brand in digital and social media channels;

•
Continuing to promote best-in-class governance, compliance, enterprise risk management and professional standards to operate a sustainable organization which meets the significant challenges and risks inherent in global markets and minimizes disruptions to, and distractions from, the accomplishment of our corporate mission; and

•	Translating our 'Thinking Beyond' vision to best-in-class total shareholder returns.
INTEGRATED REPORTING
Initially as a pilot company from 2012-2014 and now as a part of the Business Network and Framework Panel of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and integrated thinking about how an organization's strategy, governance, and financial and non-financial performance lead to the creation of value over the short, medium and long term. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an initial attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Global Sustainability Report.
Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to provide confidence to our clients with respect to our transparency and fair dealing are summarized in our Transparency Report, which we first published in 2013. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Business Ethics and our Vendor Code of Conduct. Our Corporate Facts document is intended to provide an overall summary of the information we believe will be of primary interest to our different stakeholders.
We intend this Annual Report to satisfy the requirements of the International <IR> Framework issued by the IIRC in December 2013 (www.theiirc.org). Following the Exhibit Index, we present a tie-out sheet that cross-references the requirements in the Framework and the locations of our responses within this Annual Report.

In 2015, we first launched an electronic Integrated Report on our website which provides access to all of our information embedded in the documents discussed above through one access portal.
Responsibility for Integrated Reporting. The Finance and Legal Services functions of our Company are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged the members of our Global Operating Board ("GOB"), which consists of the leaders of our corporate staff functions in addition to others and is described below in more detail, with respect to the preparation of the information presented in Items 1 (Business) and 1A (Risk Factors). In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily and continues to evolve, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.
Alignment with the Integrated Reporting Framework. Building on the Strategy 2020 and as an important part of our aim to align more closely with the Integrated Reporting Framework, we began to identify the medium- to long-term global megatrends with the greatest potential to materially impact our business. To do this, we used the 'six capitals' model advocated by the International Integrated Reporting Council, namely financial, human, intellectual, manufactured, social, and natural capitals.
While we are most heavily dependent on the financial, human, and intellectual capitals to execute our own operations successfully, we identified significant trends with implications for our business across all six capitals. Furthermore, changes in the availability of all six capitals impact our clients’ businesses, and by extension, our service provision. An example in 2015 was the effect of significantly lower oil prices on the financial ability of energy-related companies to improve their real estate assets. In 2016, political developments such as the vote in the United Kingdom to exit the European Union and economic developments such as the uptick in interest rates after the presidential election in the United States have changed the investment profiles of real estate in both of those countries.
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
Driving improvements in Integrated Reporting. JLL recognizes that Integrated Reporting is a journey rather than a destination. We are constantly seeking to enhance the way we disclose our corporate information, striving to convey our value creation story in the fullest way possible. To support these efforts we have recently established an Integrated Reporting Working Group made up of representatives of key business functions. The group is tasked with not only furthering efforts to improve our reporting processes and increase our alignment with the <IR> Framework, but also to foster a culture of integrated thinking within the business.

Type of Capital	Global Trends	JLL Activities
Financial	Continued risk of financial crises	Maintaining our financial strength as a differentiator; Financial Risk Factors
	Potential increase in disruptive market cycles	Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors
	Shift towards emerging markets	Building our Leading Local and Regional Service Operations Strategic focus on potential growth markets and cities
	Regulatory reform in banking & other sectors	Enterprise Risk Management; Operational Risk Factors; Legal and Compliance Risk Factors
	Growth increasingly dependent on productivity gains	Strategic focus on productivity
	Global push against tax avoidance	Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors; Legal and Compliance Risk Factors
Human	Changing demographics affects workplace profiles	Enterprise Risk Management; Operational Risk Factors
Shift of business model to technology-based which demands:
· different capabilities, digital capability of who we hire, who we train, needs to appeal to a younger generation,
· drives different needs in leadership, demands a truly global way of leading, more flexibility, a focus on social values
Leadership development programs Acquisitions of technology platforms such as Corrigo Data & technology and social media programs Yammer platform encouraging employees to share and exchange online
	Diversity is equated with "good business"	Business leaders as diversity champions in all JLL regions Annual Diversity and Inclusion Report (on our website) Annual Global Sustainability Report, published July 2016 (on our website)
Intellectual	Increased risk of cyber-attacks and data theft	Enterprise Risk Management; Operational Risk Factors
	Intellectual capital becomes increasingly disseminated	Strategic focus on technology, digital and social media Enterprise Risk Management; Operational Risk Factors
	Digital technology transforms how people live and work	Strategic focus on technology, digital and social media
Manufactured	Urbanization trends, including rapid urbanization and ‘megacities'	Build our Leading Local and Regional Service Operations Strategic focus on potential growth markets and cities JLL Cities Research Centre (on our website)
	Changing levels of demand for different types of real estate	Strategic focus on most lucrative potential services JLL Research
	Expansion of the global investable real estate universe	Strategic goal to capture the leading share of global real estate capital flows Strengthen LaSalle Investment Management's leadership position
Social	Unprecedented levels of transparency	Code of Business Ethics and Corporate Sustainability Transparency Report 2016 (on our website) Enterprise Risk Management; Strategic Risk Factors
	Increasing political instability and conflict	Enterprise Risk Management; Strategic Risk Factors
	Businesses need to demonstrate social contribution	Annual Global Sustainability Report, published July 2016 (on our website)
Natural	Increase in extreme weather events	Enterprise Risk Management; Strategic Risk Factors Global Sustainability & Cities Research
	Natural resources in increasingly short supply	Enterprise Risk Management; Operational Risk Factors Global Sustainability Report 2015 (on our website)

Our Materiality Process. In 2014, JLL first engaged in a process to identify its long-term risks and opportunities specifically with a view to furthering our integrated reporting journey. This effort complemented the Enterprise Risk Management processes we had previously been conducting; enabled further engagement with internal executives; prioritized our long-term risks and opportunities to generate further business value based on the IIRC’s guidance; and will help us articulate how we are managing and taking advantage of long-term risks and opportunities in reports like this one and in our sustainability reporting.
We used the ‘six capitals’ model from the IR Framework to identify and investigate a number of global trends with the potential to impact our business. These trends covered financial, human, manufactured, intellectual, social and natural capitals. This process helped us to identify where and how different trends interact with one another. Using this model, we created an initial list of 36 trends and their potential implications for JLL. We then undertook one-to-one engagements with around 30 executives across the Company from different disciplines and geographies to present the six capitals model; discuss the trends identified; and to understand, based on these trends, what the potential risks and opportunities are to JLL and how we are, or should be, responding to them. We were then able to develop a comprehensive qualitative analysis based on these internal engagements. Working with our Internal Audit team, we developed a quantitative analysis aligned with our existing risk management matrix. We scored the long-term trends according to likelihood and magnitude, taking account of potential impact on different areas of the business. The result of this scoring is the six capitals risks and opportunities materiality matrices, shown below, which allowed us to identify the most material long-term risks and opportunities for our company.

Top long-term opportunities*

Critical
Major
Minor
Insignificant
Impact
14
16
2
1
13
19
4
9, 17
8
20
Likelihood

No.	Opportunity	IR Capital**
14	Urbanization trends	Manufactured
16	Expansion of the global investable real estate universe	Financial
2	Rise of emerging markets	Manufactured
13	Digital technology transforming life and work	Intellectual
1	Macroeconomic conditions	Financial
8	Growing competition for talent	Human
9	Evolving leadership needs	Human
17	Technology innovation and eco-efficiency as real estate drivers	Manufactured
4	Profits increasingly dependent on productivity gains	Financial
20	Increasing focus on business ethics and reputation	Social
19	Unprecedented levels of transparency	Social

** Very low and low opportunities not shown*

*** Capitals from the Integrated Reporting Framework*

Top long-term risks*

Critical
Major
Minor
Insignificant
Impact
6
17
8
1
10
21
13
9
22
4
20
12
7
Remote
Possible
Probable
Likelihood

No.	Risk	IR Capital**
8	Growing competition for talent	Human
1	Macroeconomic conditions	Financial
10	Rising employment and compensation costs	Human
21	Increasing regulation affecting a range of sectors	Social
9	Evolving leadership needs	Human
13	Digital technology transforms how people live and work	Intellectual
6	Disruptive market cycles	Financial
17	Technology innovation and eco-efficiency as real estate drivers	Manufactured
12	Increased risk of cyber attacks and data theft	Intellectual
4	Profits increasingly dependent on productivity gains	Financial
22	Increasing political instability, conflict and terrorism	Social
20	Increasing focus on ethics and reputation	Social
7	Changing demographics	Human

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
We strive to create a healthy and dynamic balance between (1) activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and (2) investments in people (such as new hires), acquisitions, technologies, and systems designed to produce sustainable returns over the longer-term.
Our financial strength and our reputation for integrity, strong governance, and transparency, which we believe are among the strongest in our industry, give our clients confidence in our long-term ability to meet our obligations to them. It also positions us to be trusted extensions for the ways in which they seek to do business for the benefit of their own stakeholders. During 2016, we were included on the Ethisphere Institute's list of The World's Most Ethical Companies and we were listed as #23 on CR Magazine's list of the 100 Best Corporate Citizens, including as #1 in the Financial Services/Real Estate/Insurance sector. We were also listed for the first time on the Dow Jones Sustainability Index (North America) and we received an award for global excellence in sustainability from the India Institute of Directors.
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
We apply our business model to the resources and capitals that we employ to provide services to assets owned or occupied by our clients. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, through the management of third-party contractors. The revenue and profits we earn from those efforts are divided between further investments in our business, employee compensation, and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees, and the global community of which our company is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally, and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

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
- Project Management and Development
- Advisory and Consulting
- Investment Management

Aligning with the International <IR> Framework:

Inputs = *What we need*

Business activities = *How we do it*

Outputs = *What we do for clients*

Outcomes = *What we contribute*

BUSINESS SEGMENTS
We report our operations as four business segments. We manage our RES product offerings geographically as (1) Americas, (2) EMEA and (3) Asia Pacific, and we manage our investment management business globally as (4) LaSalle.
There are significant risks inherent in conducting a global business. We describe these in detail below in Item 1A, Risk Factors. Information regarding revenue and operating income or loss, attributable to each of our segments, is included in “Segment Operating Results” within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 3 of our Notes to Consolidated Financial Statements, included in Part II, Item 8. Information concerning the identifiable assets of each of our business segments is also set forth in Note 3 of our Notes to Consolidated Financial Statements.
REAL ESTATE SERVICES: AMERICAS, EMEA AND ASIA PACIFIC
To address the needs of real estate owners and occupiers, we provide a full range of integrated property and facility management, project management, advisory and transaction services locally, regionally, and globally through our Americas, EMEA and Asia Pacific operating segments. We organize our RES in five major product categories:

•	Leasing;

•	Capital Markets and Hotels;

•	Property & Facility Management;

•	Project & Development Services; and

•	Advisory, Consulting and Other Services.
Across these five broad RES categories, we leverage our deep real estate expertise and experience within the Company to provide innovative solutions for our clients. For the year ended December 31, 2016, we derived our RES revenue from product categories and regional geographies as follows ($ in millions and showing change from 2015 in local currency):
n.m. - not meaningful
For Capital Markets & Hotels, Property & Facility Management, Project & Development Services and total RES revenue, the table above shows "Fee Revenue," or revenue excluding net non-cash MSR and mortgage banking derivative activity and vendor and subcontract costs that are otherwise included both in revenue and expense ("gross contract costs") for reporting in accordance with U.S. generally accepted accounting principles. We believe that excluding gross contract costs from revenue in this presentation gives a more accurate picture of the revenue growth rates in these RES product categories. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of this non-GAAP measure and reconciliation from the most comparable U.S. GAAP measure.

RES Revenue Mix by Business Lines and Geographies
For the year ended December 31, 2016, our global total revenue was $6.4 billion. For the same period, fee revenue of $5.3 billion was generated as follows:
In the Americas, our total RES revenue of $3.0 billion for the year ended December 31, 2016, was derived from the following countries in the proportions indicated below:

In EMEA, our total RES revenue of $2.1 billion for the year ended December 31, 2016, was derived from the following countries in the proportions indicated below:
In Asia Pacific, our total RES revenue of $1.4 billion for the year ended December 31, 2016, was derived from the following countries in the proportions indicated below:

Our product categories, and the services we provide within them, include:
1. Leasing Services
Agency Leasing Services executes marketing and leasing programs on behalf of investors, developers, property companies and public entities to secure tenants, and negotiate leases with terms that reflect our clients' best interests. In 2016, we completed approximately 20,186 agency leasing transactions representing 334 million square feet of space. Our agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for consummated leases, although in some cases they are based on a dollar amount per square foot leased.
Tenant Representation Services establishes strategic alliances with clients to deliver ongoing assistance to meet their real estate needs and to help them evaluate and execute transactions in line with their occupancy requirements. Tenant Representation Services is also an important component of our local market services. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords, and reducing real estate costs for clients through analyzing, structuring, and negotiating business and economic incentives. We help our clients lower their real estate costs, minimize real estate occupancy risks, improve occupancy control and flexibility, and create more productive office environments. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients' core business objectives.
We determine Tenant Representation Services fees on a negotiated fee basis. In various markets, landlords may be responsible for paying them. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and we may be awarded incentive fees for superior performance. In 2016, we completed approximately 18,591 tenant representation transactions representing 494 million square feet of space.
2. Property & Facility Management
Property Management Services provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to clients. Our goal is to enhance our clients' property values through aggressive day-to-day management. We may provide services through our own employees or through contracts with third-party providers. We focus on maintaining high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2016, we provided on-site property management services for properties totaling approximately 3.0 billion square feet.
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

Integrated Facility Management Services provides comprehensive portfolio and facility management services to corporations and institutions that outsource the management of the real estate they occupy. Facilities under management range from corporate headquarters to industrial complexes. During 2016, Integrated Facility Management Services managed approximately 1.4 billion square feet of real estate for its clients. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing, and off-shoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We generally develop performance measures to quantify the progress we make toward goals and objectives that we have mutually determined. Depending on client needs, our Integrated Facility Management Services units, either alone or partnering with other business units to benefit from their particular expertise or local market knowledge, provide services that include portfolio planning, property management, agency leasing, tenant representation, acquisition, finance, disposition, development management, energy and sustainability services, technology solutions, and land advisory services. We may provide services through our own employees or through contracts with third-party providers (as to which we may act in a principal capacity or which we may hire as an agent acting on behalf of our clients).
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
In August 2016, we completed the acquisition of Integral UK Ltd., a leading provider of mechanical and electrical property maintenance, which strengthened our Integrated Facilities Management capabilities and made us one of the largest providers of mobile engineering services for property worldwide, adding approximately 1,500 technicians and engineers.
In the United States, the U.K. and selected other countries, we provide Mobile Engineering Services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. Rather than using multiple vendors to perform facility services, these companies hire JLL to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services, leveraging resources across multiple accounts and reducing travel time between sites.
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
3. Project & Development Services
Project & Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings, and owners of real estate investments. These include conversion management, move management, design and construction management, and strategic occupancy planning services. Project & Development Services frequently manages relocation and build-out initiatives for clients of our Property Management Services, Integrated Facility Management Services, and Tenant Representation Services units. Project & Development Services also manages all aspects of development and renovation of commercial projects for our clients, serving as a general contractor in some cases. Additionally, we provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States, and to a limited but growing extent in other countries.
Our Project & Development Services business is generally compensated on the basis of negotiated fees. Client contracts are typically multi-year in duration and may govern a number of discrete projects, with individual projects being completed in less than one year.
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
5. Advisory, Consulting and Other Services
Valuation Services provides clients with professional valuation services to help them determine market values for office, retail, industrial, and mixed-use properties. Such services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings), and privatization initiatives. Clients include occupiers, investors, and financing sources from the public and private sectors. Historically, our valuation specialists provided services outside of the United States, but in 2016 we acquired valuations businesses in the United States as well in order to expand our service offering in that country. We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
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
We typically negotiate compensation for Consulting and Advisory Services based on developed work plans that vary based on the scope and complexity of projects.

We provide Energy and Sustainability Services to occupiers and investors to help them develop their corporate sustainability strategies, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design ("LEED") construction or retrofits and provide sustainable building operations management. We have more than 1,500 energy and sustainability accredited professionals. In our latest Global Sustainability Report from 2015, we documented $47 million in estimated energy savings for our U.S. clients and reduced their greenhouse gas emissions by 247,000 tons. Our sustainability teams worked on more than 11,400 buildings in 2015.
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
We provide investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge. As of December 31, 2016, LaSalle managed $60.1 billion of private real estate assets, including debt and equity, and public real estate securities, making us one of the world's largest managers of institutional capital invested in real estate assets and securities.
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

The geographic distribution of LaSalle's assets under management is as follows ($ in billions):

($ in billions)
Separate Accounts	$30.2
Commingled Funds	14.4
Public Securities	15.5
Total Assets under Management	$60.1
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
The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 21 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. We expect that cross-border investment management activities, both fund raising and investing, will continue to grow.
Private Investments in Real Estate Properties (Separate Accounts and Commingled Funds)
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management, and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including seven funds that invest in assets in the Americas, eight funds that invest in assets located in Europe and seven funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for whom we manage private real estate investments.

LaSalle is the advisor to Jones Lang LaSalle Income Property Trust, Inc. ("JLL IPT"), a non-listed real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments. As of December 31, 2016, JLL IPT had $2.1 billion in assets under management. In 2016, JLL IPT raised over $648 million.
As of December 31, 2016, LaSalle had approximately $44.6 billion in assets under management in commingled funds and separate accounts.
Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside the investments of our clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. As of December 31, 2016, we had a total of $355.4 million of co-investments in real estate ventures, the majority of which are included in LaSalle's $60.1 billion of assets under management.
We may engage in merchant banking activities in appropriate circumstances. These may involve making investments of the Company's capital or providing loan capital to acquire properties in order to seed investment management funds before they are offered to clients.
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
Investments in Public Equity
LaSalle also offers clients the ability to invest in separate accounts focused on public real estate equities. We invest the capital of these clients principally in publicly traded securities of real estate investment trusts and property companies. As of December 31, 2016, LaSalle had approximately $15.5 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.

REVENUE SUMMARY
For the year ended December 31, 2016, we generated a total of $6.8 billion of revenue, or $5.8 billion of fee revenue, meaning revenue excluding net non-cash MSR and mortgage banking derivative activity and gross contract costs for vendor and subcontract costs that are otherwise included in revenue and expense, from the following RES product categories and LaSalle: Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of this non-GAAP measure and reconciliation from the most comparable U.S. GAAP measure. The following reflects our revenue and fee revenue by service line.

COMPETITION
As the result of our significant growth over the last decade, and of our ability to take advantage of the significant consolidation that has taken place in our industry, we are now one of the three largest real estate services and investment management providers on a global basis. We believe that JLL's geographic reach, scope of services and scale of resources have become sufficient to provide substantially all of the services our clients need, wherever they need them. To most effectively serve and retain current clients, and win new clients, we strive to be the best company in our industry in terms of our core values of teamwork, ethics, and excellence.
Although there has been, and we expect will continue to be, consolidation within our industry, the totality of real estate services constituting the industry remains very large, and as a whole the provision of these services remains highly diverse and fragmented. Accordingly, since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional, and local levels. Depending on the service, we also face competition from other real estate service providers, some of which may not traditionally be thought of as such, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, firms providing outsourcing services of various types (including technology, food service, and building products) and companies that self-provide their real estate services with in-house capabilities. While these competitors may be global firms that claim to have service competencies similar to ours, many are local or regional firms which, although substantially smaller in overall size, may be larger in a specific local or regional market.
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
COMPETITIVE DIFFERENTIATORS
We believe that the key value drivers we list below create several competitive differentiators. These form the basis of our market positioning, which starting in 2017 is “Achieve Ambitions,” as the company of choice for sophisticated clients seeking an integrated financial and professional services company specializing in real estate on a global basis.
Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. Our goal is to provide each client with a single point of contact at our company, an individual who is answerable to, and accountable for, all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence.
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

Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly-owned offices with directly employed personnel, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations on six continents and nearly 300 corporate offices, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources for multiple business units within JLL, a goal we are pursuing particularly in order to derive the full benefit of the acquisitions we have made.
We also anticipate that over time we will continue to expand our service offerings that are complementary or adjacent to our current offerings. An example would be providing services to multifamily residential real estate that complements our current services to commercial clients seeking to develop multi-use properties that encompass office, retail and residential space.
In 2015, our Corrigo acquisition enhanced our ability to provide clients with technology-enhanced work-order processing, and we have acquired valuations businesses in the United States that will be complementary to our Capital Markets and Hotels and various other business lines. Another example is that we have used our cross-border capabilities to expand the brokerage business, initially acquired from King Sturge in 2011, of high-end residential properties based in London and Dublin.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive top-down and bottom-up research to support and guide the development of real estate and investment strategy for our clients. With over 470 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics of commercial real estate. Research also plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We facilitate the dissemination of this information to colleagues through our company-wide intranet. We are also devising and investing in new approaches through data science techniques and other technology, including the use of the Internet and social media, to make our research, services and property offerings more readily available to our people and our clients.
We believe that our investments in research, technology, data science and analytics, people, and thought leadership position our Company as a leading innovator in our industry. Our various research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients. Professionals in our Consulting Services practice identify and respond to shifting market and business trends to address changing client needs and opportunities. LaSalle relies on our comprehensive understanding of global real estate and capital markets to develop new investment products and services tailored to the specific investment goals and risk/return objectives of our clients. We believe that our commitment to innovation and thought leadership in sustainability helps us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors, and developers.
Delivery of innovative solutions and consistent worldwide service (including through applications of technology). We believe that our globally-coordinated investments in research, technology, data science and analytics, people, quality control, and innovation, combined with the fact that our offices are wholly-owned (rather than franchised), and our professionals are directly employed, enable us to develop, share, and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients' real estate investment and services needs exist.
Based on our general industry knowledge and on specific client feedback, we believe we are recognized as an industry leader in technology and business intelligence. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, FutureView (sm), our global portfolio optimization tool, allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our Company's sophisticated local market forecasts. OneView by JLL (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate, and the services we provide to them.

Connect (sm), our intranet technology, offers our employees easy access to the Company's policies, news, and collective thinking regarding our experience, skills, and best practices. We are also working towards globally integrated systems for finance, human resources, and client relationship management, as well as securities management and trading systems for our investment management business.
We expect that we will continue to seek and implement additional ways in which we can develop and deploy technology platforms, use the Internet and employ social media applications as business tools that will proactively make our own services and the real estate properties we list on the Internet increasingly efficient and useful to our constituencies, and that will support our marketing and client development activities.
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
We believe we hold the necessary trademarks worldwide with respect to the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" names and the related logos, which we expect to continue to renew as necessary. We have obtained the right to use the top level domain names of each of ".jll" and ".lasalle" from the Internet Corporation for Assigned Names and Numbers.
Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and interest coverage ratios, that allow us to maintain investment-grade financial ratings. We believe that confidence in the financial strength of long-term service providers has become increasingly important to our clients and they are increasingly making financial strength an important criterion when they select real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
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
For a number of years, we have maintained investment grade ratings from S&P and Moody's: our issuer and senior unsecured ratings as of December 31, 2016: BBB+ (stable outlook) from S&P and Baa2 (positive outlook) from Moody’s.
Our primary source of credit is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2016 had a maximum borrowing capacity of $2.75 billion and a maturity date of June 21, 2021. During 2012, both to diversify our sources of credit and take advantage of historically low interest rates, we issued $275 million of long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.

Employee Engagement. In 2016, we spoke to employees from across the business and around the world to develop and articulate our Employee Value Proposition.
They told us what they enjoyed most about working at JLL and what they were most proud of. Throughout those conversations we heard common themes coming through. It is those themes, those real, shared employee experiences that are the foundations of our Employee Value Proposition.
Below are the strengths of our employer brand, which emerged from this global research with our employees:

•	We have a talent for talent

•	We are experts in what we do

•	We succeed through inclusion

•	We focus on opportunity

•	We are in it for the long term
In February 2017, as part of our new overall positioning strategy, we introduced our new Employee Value Proposition, aligned to our brand strengths, under the banner “Achieve Your Ambitions.”
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
Related to our governance and enterprise risk management efforts, we believe in uncompromising integrity and the highest ethical conduct. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for our company. We have been recognized for nine years in a row as one of the World’s Most Ethical Companies by the Ethisphere Institute and in 2016 we were listed as #23 on the roster of the 100 Best Corporate Citizens in the United States by CR Magazine, being #1 within their Financial Services / Real Estate / Insurance Sector.
Sustainability leadership. We employ more than 247 professionals dedicated to sustainability services for our clients. Beyond this, we are increasingly integrating sustainability into our own operations as well as to the core real estate services we deliver across the Company. An example is our sustainability experts in Project & Development Services who manage green building certifications and the creation of central sustainability roles to embed sustainability throughout the advice we give to clients and within our own operations. Another example is the efforts that LaSalle is making to solidify its leadership role in responsible investing and sustainable best practices with the assets it acquires and manages for clients. Our overall leadership in sustainability is evidenced by our significant thought leadership, technology, awards, and industry involvement.
Internally, we have undertaken a materiality assessment to identify the key impacts underlying the four pillars of Building a Better Tomorrow (sm): People, Clients, Workplaces and Communities. Our most material environmental objectives are energy reduction for ourselves and our clients; improving the energy efficiency of our buildings; and reducing the impact of our business travel activities. In terms of our social impact, our most material objectives are the ethics and integrity of our business; the health, safety and well-being of our employees; and the impact of our supply chain. Addressing these areas not only reduces our negative impact, but it also provides business benefits through reduced operating costs, employee well-being and retention, and reduced supply chain risk. We provide additional information in our latest Global Sustainability Report on our website.
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
In December 2015, members of our senior management team joined world leaders and experts from the private and public sectors at the United Nations climate conference, known as “COP21,” held in Paris. As an organization, we support the Paris Agreement that resulted. Considering that buildings account for approximately 40% of global energy use, the real estate sector has a key role in helping make the transition to a low-carbon future. JLL understands it plays a significant role in making this vision a reality. We continued to provide advocacy for the December 2016 "COP22" conference in Marrakech.
In our Energy and Sustainability Services business, we have developed industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (1) OneView Energy and Sustainability Analytics help us manage an ever-increasing volume of sustainability data on behalf of our clients around the globe; (2) Portfolio Energy and Environmental Reporting System ("PEERS"), provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment; (3) Environmental Sustainability Platform is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption; and (4) IntelliCommand is a powerful platform that combines smart technology with building operations expertise and execution to provide 24/7 real-time remote monitoring and control of facilities. These platforms demonstrate our global expertise in the provision of technology solutions and advance our role in addressing such global challenges and opportunities as climate change and smart buildings. Using our proprietary sustainability platforms, we helped our clients measure and improve their environmental impact in approximately 179,000 buildings as of 2015.
Our sustainability consulting services benefit a wide range of clients including, for example, Leasing clients who commission green leases, green interior design and green assessments of prospective buildings; Capital Markets and Hotels, and Investment Management clients who want green building valuation assessments; and Project & Development Services clients who request retrofits to existing buildings.

INDUSTRY TRENDS
Since 2010, commercial real estate markets have continued their broad recovery around the world, although at different speeds and different levels of strength, and with some disruptions in countries and regions that have had political or economic challenges such as Brazil, Russia, China, and the Middle East. As indicated by the Property Clocks (sm) published by JLL's research team and provided below, commercial values in most markets continued to rise through 2016, though at varying rates of growth.

The JLL Property Clocks[SM]

Leasing Values | Capital Values

Q4 2016

Dallas, San Francisco
Hong Kong
Tokyo
Beijing
Shanghai
Seoul
Los Angeles,
Toronto, Frankfurt
Houston
Istanbul
Chicago
Stockholm
Mexico City
Singapore
New York
Sydney, Berlin
Paris, Madrid
London
Boston
Milan
Amsterdam
Washington DC
Brussels, Mumbai
Sao Paulo
Dubai, Moscow
Rental value growth slowing
Rental values falling
Rental value growth accelerating
Rental values bottoming out
Los Angeles
San Francisco
Dallas, Toronto
Paris, Hong Kong
Tokyo
Sydney
New York, Boston, Chicago,
Mexico City, Beijing
Washington DC
Shanghai
Houston
Seoul
Frankfurt, Milan
Stockholm
Brussels
Berlin, Madrid
Amsterdam
London
Singapore
Sao Paulo
Mumbai
Delhi
Moscow
Capital Value growth slowing
Capital Values falling
Capital Value growth accelerating
Capital Values bottoming out

Americas EMEA Asia Pacific

Despite political turbulence during 2016 and against a tough comparable, global transaction volumes for the year were only 6% below 2015. Historically favorable interest rates and a substantial pipeline of investment opportunities around the world helped fuel an increase in momentum during the fourth quarter as attention turns to 2017. The following table quantifies percentage changes in market volume by geographical region, comparing 2016 to 2015.

Leasing markets continued to maintain resilience in the face of the recent global economic and political uncertainty, reflecting a modest decrease in global absorption as compared to a robust 2015. At year end, the global office vacancy rate fell to its lowest level since 2008 despite occupiers focusing on space optimization. The following table quantifies percentage changes in market leasing gross absorption by geographical region, comparing 2016 to 2015.
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
Although the urbanization trend and continued low interest rates globally kept the real estate markets in many of the world’s largest cities strong, which has continued to benefit JLL, 2016 resulted in significant political and economic changes that have added uncertainty to business prospects, including the vote in the United Kingdom to leave the European Union (“Brexit”), the results of the United States presidential election, increases in U.S. interest rates at the end of 2016, and the relative strength of the U.S. dollar compared to other currencies. Global economies are also being affected by volatility in oil and commodity prices, a slowdown in the China economy, continued hostilities in the Middle East, the increase of nationalist and anti-globalization sentiments being voiced as part of political campaigns in Europe and the Americas, immigration pressures on Europe, as well as the occurrence of random acts of terrorism in urban centers both within and outside the Middle East. Additionally, emerging technologies that are potentially disruptive and the risks from potential cyber-security events will remain important influencers and concerns for all business entities, particularly those like ours that are global in nature.
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

Additionally, real estate capital flows have become ever more global, as more assets are marketed internationally and as more investors seek real estate investment opportunities beyond their own borders. This trend has created new opportunities for investment managers equipped to source and facilitate international real estate capital flows and execute cross-border real estate transactions. One example we have seen in particular is that high-end residential real estate in major mature markets such as London and New York has become a type of "reserve currency" for wealthy individuals from other countries who are seeking stability in their investment holdings. We expect this trend to continue should uncertainty increase within Russia, China, the Middle East and other countries and regions, although during 2016 we have also seen volume declines and price moderations in London as the result of the Brexit vote.
Growth of Outsourcing. In recent years, outsourcing of professional real estate services has increased substantially, as corporations focused corporate resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate locally, regionally and globally. The ability to offer a full range of services on this scale requires significant infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continue to be significant growth opportunities for companies like ours that can provide integrated real estate services across many geographic markets and types of clients.
.
In 2016, our Corporate Solutions business has continued to expand its client base as follows:

FY 2016 JLL Client wins
Wins	Expansions	Renewals
150	68	31

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
We expect institutional capital to continue to flow into real estate as interest rates remain at historically low levels, albeit moving somewhat higher toward the end of 2016 in the aftermath of the U.S. presidential election. We are also seeing institutional investors consolidate their real estate portfolios, moving away from the spread of smaller managers assembled over the last cycle to larger managers such as LaSalle.
Industry Consolidation and Other Trends. We believe that consolidation in our industry will continue as the larger, more financially and operationally stable companies gain market share and become increasingly capable of servicing the needs of global clients. We also believe that developed countries will be favored for new investment as the risk appetite of investors remains conservative. Additionally, selecting service providers with the best reputation for sustainability leadership, governance, enterprise risk management, and ethics will become increasingly important. Operators and investors seeking efficiencies from developing their supply chains will want to avoid the significant potential costs and reputational issues associated with compliance missteps, such as violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or anti-money laundering regulations.
SEASONALITY
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). We generally recognize such performance fees and realized co-investment equity earnings or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
EMPLOYEES
With the help of goal setting and performance measurement systems and training, we attempt to instill in all our people the commitment to be the best in the industry. Our goal is to be the real estate advisor of choice for clients and the employer of choice in our industry. To achieve that, we intend to continue to promote human resources techniques that will attract, motivate and retain high quality employees. The following table details our headcount.

(in thousands)	December 31, 2016	December 31, 2015
Professional non-reimbursable employees	38.4	28.8
Directly reimbursable employees	38.9	32.7
Total employees	77.3	61.5
The significant increase in the number of employees year-over-year largely results from our acquisitions and from new contracts in our property and facility management businesses. Reimbursable employees include our property and integrated facility management professionals and our building maintenance employees. The cost of these employees is generally reimbursable by our clients. Our employees are not members of any labor unions, with the exception of approximately 1,850 directly reimbursable property maintenance employees in the United States. Nearly 54,200 and 56,900 of our employees as of December 31, 2016 and 2015, respectively, were based in countries other than the United States.
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
Consistent with our belief that we are recognized as an industry leader in technology as discussed above, we currently have a patented process in the United States for a "System and Method for Evaluating Real Estate Financing Structures" that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure. In addition, we have patented an electrical panel in the United States entitled, “Energized Parts Guard,” which consists of a device to prevent contact with exposed energized electrical conductors during electrical maintenance. We also have a number of pending United States patent applications to further enable us to provide high levels of client service and operational excellence. Our products that have pending patent applications include HiRise (sm), an online marketplace for leasing space, Blackbird (sm), a geospatial intelligence tool, and CRC Website, a cities comparison tool. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Our LaSalle and LaSalle Investment Management marks were renewed last year and will expire in 2026.
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
During 2016, we were recognized for excellence in global corporate governance by the India Institute of Directors, and for gender diversity on our Board of Directors by the 2020 Women on Boards.
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. In 2016, for the ninth consecutive year, we were named to the Ethisphere Institute’s list of the World's Most Ethical Companies, and we were also placed as #23 on the list of the 100 Best Corporate Citizens by CR Magazine, being #1 on its Financial Services / Real Estate / Insurance sector list.
We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given that our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.
Vendor Code of Conduct. JLL expects that each of its vendors, meaning any firm or individual providing a product or service to JLL or indirectly to our clients as a contractor or subcontractor will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the JLL Vendor Code of Conduct, which we publish in multiple languages on our website, www.jll.com. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain, including developing means by which we can efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers that we engage both for our own company and on behalf of clients.
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
We also work to foster an environment that values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our Company's performance, the communities in which we operate and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds and embrace the varied experiences of all our employees.
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
Our Website includes information about our corporate governance. We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this Annual Report on Form 10-K:

Code of Business Ethics	Vendor Code of Conduct	Transparency Report	Corporate Facts	Health and Safety Report	Sustainability Report

•	Code of Business Ethics;

•	Vendor Code of Conduct;

•	Health and Safety Report;

•	Bylaws;

•	Corporate Governance Guidelines;

•	Charters for our Audit, Compensation, and Nominating and Governance Committees;

•	Statement of Qualifications for Members of the Board of Directors;

•	Complaint Procedures for Accounting and Auditing Matters; and

•	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers.
JLL intends to post on its website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.
Our Global Sustainability Report is available at www.jll.com/sustainability. Our latest report documents the Company's achievements and challenges within both our services and operations. We take this seriously and are on a journey to embed sustainability deeply into our business. The report demonstrates how our approach aligns with our clients, adds value for shareholders and benefits our workforce and the wider community. We support our key sustainability focus areas: Clients, People, Workplaces and Communities. Overall, we seek to adhere to best practice sustainability standards, including CDP (formerly the Carbon Disclosure Project), the Global Reporting Initiative Standards, and the International Integrated Reporting Council's Integrated Reporting Framework.

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
Various factors over which we have no control significantly affect commercial real estate markets. These include:

•	Macro movements of the stock, bond, currency, and derivatives markets;

•	The political environment;

•	Government policy and regulations, in each case whether at local, national or international levels;

•	Interest rates and the availability of real estate debt financing for our clients;

•	The cost and availability of natural and non-renewable resources used to operate real estate; and

•	Emerging technologies that are potentially disruptive.
As an example, the severe financial disruption and global recession that occurred during 2008 and 2009 materially impacted global real estate markets as the volume and pace of commercial real estate transactions contracted and real estate pricing and leasing in many countries and markets fell substantially. More recently, political uncertainties in Russia, Turkey, certain countries in the Middle East, and Brazil have diminished the willingness of multi-national firms to expand their businesses in those countries, which in each case has affected our business. During 2016, the uncertainty created by the vote in the United Kingdom to leave the European Union (“Brexit”) caused an immediate price reduction in London real estate and a significant slowdown in real estate transaction volumes. The result of the presidential election in the United States resulted in an uptick in interest rates that created an environment for real estate debt financing to be more expensive than it has been in the recent past. In addition, the U.S. Federal Reserve began to increase its interest rate toward the end of 2016 in response to stronger employment and economic conditions in the United States. Although commercial real estate markets in most major cities held up during 2016, primarily as a result of the low interest rate environment that has been encouraged by the activities of various central banks, their continued strength became more uncertain during the year for various reasons beyond the increased interest rates that took place toward the end of the year. These include:

•	The slowdown of the economy in China;

•	Continued volatility in oil prices as the result of changes in demand and changes in outputs for political and other reasons across oil producing countries, including the United States and Iran;

•	Continued volatility in the prices of other commodities, partially as the result of the slowdown in demand from China and changing dynamics around infrastructure demand in other countries;

•	Volatility in global equities markets, which contracted during the early part of 2016 and rose toward the end of the year;

•	Uncertainties resulting from the randomness of terrorist acts, the effects of mass migration from countries experiencing hostilities in the Middle East, and the effects of climate change;

•	Risks from potential cyber-attacks, the sophistication of which continues to grow, including direct financial losses and damage to reputation;

•	Uncertainties relating to the consequences of the political dynamics in many countries within all of the regions in which we conduct business; and

•	The dynamic nature of government policy and regulations, in each case whether at local, national, or international levels, including among other issues with respect to trade, taxes, and immigration.
Governments are addressing the situations in different and sometimes unpredictable and politically motivated ways. Accordingly, it is inherently difficult to make accurate predictions about the future movements in the markets in which we operate.
Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Board (“GOB”), which includes our Global Chief Financial Officer, our business segment Chief Operating and Financial Officers, and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Resumption, Professional Standards, Communications, and Corporate Sustainability. The GOB coordinates its enterprise risk activities with our Internal Audit function, whose leader attends GOB meetings and facilitates quarterly risk assessments of our business to determine where to focus auditing and advisory efforts.
Our Board of Directors (the “Board”) and its Committees take active roles in overseeing management's identification and mitigation of the Company's enterprise risks. The Audit Committee focuses on the process by which management continuously identifies its enterprise risks and monitors the mitigation efforts that have been established. The Board focuses on substantive aspects of management's evaluation of our enterprise risks and the efforts we take to contain and mitigate them. Each of the Compensation Committee and the Nominating and Governance Committee also monitors and discusses with management those risks that are inherent in the matters that are within each such Committee's purview.
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
The enterprise risk management report is provided to the full Board as a regular part of the materials for its quarterly meetings. At those meetings, the Board asks questions of management about the conclusions drawn in the enterprise risk management report and makes substantive comments and suggestions. Additionally, during the course of each year, the Audit Committee (or sometimes the full Board) meets directly on one or multiple occasions with the senior-most leaders of our critical corporate functions to consider, among other topics, the enterprise risks those internal organizations face and how they are managing and addressing them. At each Board meeting, the Chairman of our Audit Committee reports to the full Board on the activities of the Audit Committee, including with respect to its oversight of the enterprise risk management process. Given our recent level of acquisition activities, our Board receives periodic updates on the status of integrating new businesses and how we are attempting to mitigate the enterprise risks inherent in making acquisitions. We also discuss with the Board any lessons learned from the acquisitions we have completed and any processes or approaches we have changed or improved as a result.
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

Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include: (1) quarterly reviews by our GOB of operational errors and litigation events so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (2) monthly reviews by our global team of Ethics Officers of internal ethics matters (starting in 2014, including the cost of investigating and resolving them) and general external ethics issues as well as consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to proactively address them; (3) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions; (4) monthly reviews by our Global Safety and Governance Committee of safety events and incidents along with ensuring JLL has appropriate safety programs and protocols across regions and platforms; and (5) monthly reviews by our Cyber Committee to evaluate and adapt current prevention efforts and risk mitigation strategies against ever-changing cyber threats.
Seeking Opportunities in Risks. Risks in business can also mean opportunity if they can be translated into services that help clients mitigate their own risks and for which they are willing to pay fees that adequately compensate the provider for the risks being absorbed. An example of how we may be able to monetize the absorption of risks is our ability to charge fees for taking on, as principal, the risks of performance of subcontractors so that our clients do not have to bear them directly. Another example is our experience and ability to conduct business with integrity in emerging markets that are generally perceived to be less transparent. This allows us to charge fees to multi-national firms that want to expand their footprint into new markets with the assistance of service providers they can trust to protect their interests and act according to ethical and other best practices.
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
We could appropriately place some of the risks we identify in more than one category, but we have chosen the one category we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss, or the magnitude of any such loss. Certain of these risks also may give rise to business opportunities for the Company, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.

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
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.
Real estate markets are inherently cyclical. They correlate strongly to local and national economic and political conditions or, at least, to the perceptions and confidence of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic or political environment. Corporations that are under individual financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (1) reduce the size of their workforces, (2) reduce spending on capital expenditures, including with respect to their offices, (3) permit more of their staff to work from home offices, and/or (4) seek corresponding reductions in office space and related management services.
We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. During the 2011-2015 period, and during the first part of 2016, core real estate markets in the major urban centers of most countries were supported by the low interest rates promoted by central banks. These dynamics have been favorable to our LaSalle business too, particularly as they have helped us raise new capital to invest and sell properties into strong markets, which benefits our clients and generates incentive fees and equity earnings. However, many of our markets were also affected generally by various geo-political and economic uncertainties, among them: the vote in June 2016 by the United Kingdom to leave the European Union; the uptick in interest rates following the U.S. presidential election in November 2016, and the increase in rates by the U.S. Federal Reserve Bank in the wake of stronger U.S. employment; a slowdown in the China economy, particularly driven by its Tier 2 cities; instability in Turkey and the Middle East that has exacerbated the randomness in other parts of the world (such as France and Germany) of terrorism and caused pressures from an immigration perspective (such as in the European Union countries); continued significant volatility in oil and commodity prices; the developing effects of climate change; the continued uncertainty on the direction of tax policy with respect to cross-border operations and transactions; and the continuing uncertainty about the direction of the political environment in many countries.
Although we have been able to continue to grow our business largely by gaining market share and as the result of targeted acquisitions, it is inherently difficult for us to predict how these types of significant global forces will affect our business and whether we will continue to be able to generate revenue growth in the future to the same extent as we have in the past.
The speed with which markets change, both positively and negatively, has accelerated due to the increased global interconnectivity that has resulted from the immediacy and availability of information permitted by the Internet and social media, among other reasons. This has added to the challenges of anticipating and quickly adapting to changes in business and revenue, particularly since real estate transactions are inherently complicated and longer-term in nature. Examples from the economic perspective in recent years include significant volatility in interest rates, currency exchange rates, and the prices of oil and other commodities, all of which have complex potential ramifications in many of the countries in which we conduct business. Examples from the political perspective in 2016 include unpredictable results related to the vote in the United Kingdom to leave the European Union and the U.S. presidential election. Although it is unclear how these different circumstances will ultimately filter through to our specific markets, we have seen declines in our results in countries that are particularly affected, such as England, Turkey, Brazil and Russia, among others.

Negative economic conditions and declines in demand for real estate and related services in several markets or in significant markets could have a material adverse effect as a result of the following factors:

•	Decline in Acquisition and Disposition Activity
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our Capital Markets and Hotels business in our RES segments as well as our LaSalle business, although not necessarily always negatively. For example, major credit contractions, such as those that took place during the recent global financial crisis, negatively impact real estate pricing and transaction volumes, which reduces our capital markets transaction fees. Higher interest rates, which increase the cost of debt financing to clients, will also negatively impact transaction volumes. However, a continued bias by investors toward conservatism means that their appetite for core investment products, which is a LaSalle strength, remains noticeably higher than for opportunistic or speculative products.

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
The continued conservatism of corporate occupiers to commit to new space, and their desire to derive more productivity from the same, or a sometimes reduced, real estate footprint, made our Agency Leasing business more challenging during 2013 but it subsequently recovered during 2014 and 2015 as low interest rates and the strength of the U.S. equity markets brought confidence back to corporate occupiers. The Brexit vote in the United Kingdom in 2016 had an immediate downward impact on London real estate prices and transaction volumes, and the increase in interest rates in the U.S. toward the end of 2016 may result in a slowdown in real estate transactions especially to the extent the trend continues.
Historically for firms in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work performed prior to the decline, as well as pressure from investment management clients regarding performance.

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
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has continued to be highly sensitive to market perception of the global economy generally and our industry specifically. This volatility was evident during the significant stock market decline at the beginning of 2016, when JLL’s stock declined significantly even though our underlying business realized record-setting performance in 2015. Real estate markets are also thought to "lag" the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in real estate markets. This may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

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
REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.
We provide a broad range of commercial real estate and investment management services. There is significant competition on international, regional and local levels with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, and firms providing outsourcing of various types (including technology, and building products), any of which may be a global, regional or local firm, and firms that self-provide their real estate services with in-house capabilities.
Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services in order to sell clients products (such as HVAC systems or food services) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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
Our industry has continued to consolidate, as evidenced by alliances in recent history that have resulted in the Grubb Newmark Knight Frank business and the merger first between DTZ and Cassidy Turley and then between DTZ and Cushman & Wakefield, all of which included firms that had previously had significant financial problems but were able to recapitalize and reposition themselves. During 2015, CBRE Group, Inc., acquired the facilities management business of Johnson Controls, Inc., which materially increased CBRE’s revenues. There is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost efficient basis, we expect acquisition opportunities to continue to emerge. For example, in 2011 we completed the significant acquisition of King Sturge in Europe after having considerably slowed our acquisition activity from 2008 through 2010. During 2012, 2013, 2014, 2015, and 2016 we completed four, five, ten, twenty, and twenty-eight acquisitions, respectively. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth. We have found it relatively more challenging to identify appropriate acquisition candidates in our investment management business than we have been able to do in our RES business. In any event, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly as we weigh acquisition opportunities against other potential uses of capital for technology and other investments in systems and human resources.
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
We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete have led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects have continued to moderate through 2016, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States, China, India, Russia or the Middle East, including as a result of volatility in oil and commodity prices, changes in trade policies, and other political and commercial factors over which we have no control.
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
As a result of growth in our property management and integrated facility management businesses and other services related to the growth of outsourcing of corporate real estate services, there has been somewhat less seasonality in our revenue and profits during the past few years than there was historically, but we believe that some level of seasonality will always be inherent in our industry and outside of our control. We continued to experience a level of seasonality in 2016 that was similar to previous years. We are unable to predict whether the dynamic nature of the markets in which we operate, or any change in their economic or political structures, will have a material effect on the historical seasonality of our business in 2017 and beyond.

RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.
From 2005 through 2016, we have completed more than 100 acquisitions as part of our global growth strategy. Acquisitions subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

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

•
Exposure to legal, environmental, employment, professional standards, bribery, money-laundering, ethics, antitrust, and other types of claims for improper activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer;

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
To a much lesser degree, we have occasionally entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and ongoing relationship with the joint venture partner(s), given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Given a particular structure, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interest, it could harm our brand, business, results of operations, and financial condition.
POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.
We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European, and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. During 2016, the results of both the Brexit vote in the United Kingdom and the United States presidential election have created uncertainties about the political and economic future direction of each of those countries. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, regulatory, tax, and business environments can be altered quickly and dramatically. For example, continuing political activities in Russia, Turkey, Brazil, and separately in various Middle Eastern countries, have significantly disrupted business activity in those countries. Also, in recent years there have been significant political changes in a number of countries, including, India, Brazil and the United States as examples, resulting in changes to financial, tax, healthcare, governance, and other laws that may directly affect our business and continue to evolve.

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
In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn significantly added to the deficit spending of certain governments in countries where we do business, and also called into question the creditworthiness of some countries. This issue has still not entirely gone away, Russia and Italy being examples, and more recently has been exacerbated by continuing political issues and other factors such as the significant volatility in oil and commodities prices. While the U.S. Federal Reserve loosened its monetary policies through low interest rates and quantitative easing programs for a number of years, some European governments instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which resulted in social unrest. The social unrest as the result of the implementation of the austerity programs has diminished, and some European countries seem to have emerged successfully as they have also more recently loosened their own monetary policies. There has been some speculation that one or more European countries may stop using the Euro as their currency or that additional countries may exit the European Union in the wake of the Brexit vote. The United States and the European Union have instituted various sanctions against Russia as a result of that country's actions with respect to Ukraine and Crimea, and have more recently loosened sanctions on Iran in the wake of an agreement regarding that country’s nuclear program. The United States has begun to open formal relations with Cuba and has started to ease certain trade sanctions. However, the new U.S. presidential administration may seek to alter some of those policies. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop further.
In addition, terrorist activities have escalated in recent years, have become increasingly unpredictable, and at times have affected cities in which we operate. The 2015 terrorist attack in Paris, France, where we have a presence, is an example; further there have been subsequent serious situations in other cities where we have operations, including Berlin, Brussels, Nice, Istanbul and Orlando. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business. The randomness of these attacks are impacting local economies, especially tourism, and, to a lesser extent, international businesses with U.S. firms in particular canceling events in European cities.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from SARS and influenza, or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services. During 2014, the Ebola epidemic in certain countries in Africa caused significant concern globally, although it was substantially contained within Africa. Outbreaks of the Zika virus in Central and South America, and subsequently in the U.S., raised similar concerns.
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

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, business methods, and technology innovations and platforms that we may create or acquire. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure, and other contractual arrangements, and on patent, copyright, and trademark laws to protect our intellectual property rights. In particular, we hold various trademarks and trade names, including our principal trade names, "JLL" and "LaSalle." If either of our registered trade names were to expire or terminate, our competitive position in certain markets could be materially and adversely affected. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.
We cannot be sure that the intellectual property that we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties, although, in order to mitigate the risk, we do obtain from the licensors representations and warranties, as well as indemnities, which they do not infringe. We may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money, and prevent us from offering some services.
Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, tablets and smartphones, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for a third party with access to our systems, or a third party who gains unauthorized access by "hacking," "phishing," or other type of cyber-attack, to steal information and use it to the disadvantage of our company, our clients, or our people. We believe that the risk from cyber-attacks has increased significantly as major firms and other entities during the past few years reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. We have experienced various types of cyber-attack incidents as a Company, which to-date have been contained and have not been material to the organization as a whole. As a result, we have continued to implement new governance, technical protections, and other procedures.
Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third-party "cloud" servers, as well as the proliferation of social media techniques, tend to exacerbate these risks. On the other hand, cloud capabilities also allow us to conduct more monitoring of our email and other knowledge storing mechanisms to pro-actively detect misuse of our intellectual property. We are also in the process of implementing certain additional monitoring systems, as well as various data analytics designed to detect potential conflicts of interests and other inappropriate behaviors. While we believe these activities are beneficial from the perspective of protecting our assets, including clients' intellectual property to which we may have access, they carry certain risks related to compliance with privacy and other applicable regulations in certain countries.
CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our investment strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2016, we have potential unfunded commitment obligations of $208.6 million to fund future co-investments. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Company capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.
We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks.

Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital that we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $1.7 million, $6.0 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily representing our co-investment share of the impairment charges against individual assets held by our real estate ventures. In contrast, as real estate investments benefited from favorable interest rate environments globally and continuing recovery in many of our markets, for the years ended December 31, 2016, 2015 and 2014 we recognized equity earnings from our co-investments of $33.8 million, $77.4 million and $48.3 million, respectively.

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

•
We make co-investments in real estate in many countries, and this presents risks as described above. This may include changes to tax treaties, tax policy, foreign investment policy, or other local political or legislative changes that may adversely affect the performance of our co-investments. The global economic downturn resulted in some significant changes in government policies generally, for example. We believe that the financial pressures on government entities that have resulted from weak economies and deficit spending led taxing authorities to more aggressively pursue taxes and question tax strategies and positions. More recently, political changes in many countries, including in some of our core countries such as the United States and the United Kingdom, have increased uncertainties about future governmental approaches to trade, tax, immigration, repatriation of funds, and other legislative aspects that may significantly affect our business.

•
We generally make co-investments in the local currency of the country in which the investment asset exists. We will therefore be subject to the risks described below under "Currency Restrictions and Exchange Rate Fluctuations."

In certain situations, although they have been relatively limited historically, we raise funds from outside investors where we are the sponsor of real estate investments, developments, or projects. To the extent we return less than the investors' original investments because the investments, developments, or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors are able to invest may increase this risk.
INFRASTRUCTURE DISRUPTIONS.
Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, information technology, transportation, or other services used by JLL or third parties with which we conduct business. It may also include disruptions as a result of natural disasters such as hurricanes, earthquakes, and floods, whether as a result of climate change or otherwise, political instability, general labor strikes or turmoil, cyber-attacks, or terrorist attacks. These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, Washington, D.C., London, Singapore, Frankfurt, and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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
There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a JLL or LaSalle office, our disaster recovery plans increasingly rely on the availability of the Internet (including cloud-based technology) and mobile phone technology, so the disruption of those systems, such as because of a cyber-attack, would likely affect our ability to recover promptly from a crisis situation. Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York and Florida.
COMPETITION FOR TALENT.
We may experience skills gaps in particular service segments and geographies within the Company if we cannot attract the right talent at the right time, thereby jeopardizing service delivery. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. There may also be an increase in recruitment and compensation costs. We are also challenged to find sufficiently trained staff in emerging markets and, as a result, we may need to provide our own training programs, which increases both our Company costs as well as the risk of performance for clients.
EVOLUTION OF DIGITAL AND INFORMATION TECHNOLOGY.
The dynamic nature of the Internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our brokerage business in the event that principals of transactions prefer to transact directly with each other. In this regard, we face potential disintermediation challenges from firms whose primary business is to aggregate and disseminate for compensation the listing information they obtain from companies like ours that represent commercial landlords offering space to let. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining. The ability to protect our intellectual property electronically becomes more challenging as more information becomes publicly available. Associated with this is the potential decline in demand for commercial real estate as flexible working practices increasingly become the norm.
Mobile technologies and online collaboration tools are transforming how business gets done. Information technology has entered a big data era. Process power and data storage are becoming almost free; networks and the cloud provide global access and a wide range of services; social media is pervasive in the global society, and work and cybersecurity is increasingly important as "hacking" and "phishing" become more sophisticated. The evolution of digital technology and information technology presents significant challenges for businesses and societies, which must find ways to capture the benefits of new IT technologies while dealing with the new threats that those technologies present.

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
TECHNOLOGY AND INFORMATION SYSTEMS; MANAGEMENT OF DATA.
Our business is highly dependent on our ability to process transactions, gather and disseminate information and manage various types of client and other data across numerous and diverse markets in many currencies. If any of our financial, accounting, human resources, or other data processing, e-mail, client accounting, funds processing, or electronic information management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, or problems with the Internet, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of cyber-attack, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of cloud computing, whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.
We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber-attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. During the last few years, some major corporations and other entities have reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. To the extent that our technology systems interact with those of our clients, they may face similar potential problems and losses as the result of cyber-attacks through our systems that then impact their systems. Certain high-profile cyber-attacks at other firms have come through the systems of suppliers.

We have experienced various types of cyber-attack incidents, which to-date have been contained and have not been material to the organization as a whole. As the result of such incidents, we have continued to implement new governance, technical protections, and other procedures. We may incur substantial costs and suffer other negative consequences if we fall victim to other successful cyber-attacks. Such negative consequences could include: remediation costs that may include liability for stolen money and other assets or information and repairing system damage that may have been caused; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation; and reputational damage adversely affecting client or investor confidence.
We are increasingly recognizing both the challenges and opportunities involved in mining the data in our systems so that we "know what we know" and can use that knowledge for the benefit of our clients and our organization in the most sophisticated possible ways.
The development of new software systems used to operate one or more aspects of our business is complicated, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting, or funds processing. Additionally, the effort may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction and/or damages, with our incurring liabilities and/or experiencing lost business as possible results. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts. Privacy regulations vary by jurisdiction (or across a region such as the European Union) and may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology. When we transfer data between countries and continents for the purpose of managing and reporting on our global business, both internally within JLL or LaSalle systems and externally through third-party providers, we are exposed to the risk that our systems and operations may not meet all of the data privacy and protection laws of the countries from which the data originates. Furthermore, third-party providers who previously relied on the EU-U.S. Safe Harbor framework have now had to find alternative methods to meet EU standards for data transfers in the wake of the European Commission’s invalidation of Safe Harbor in late 2015. Although we try to stay abreast of data privacy laws worldwide and keep track of our data flows in order to assess where and what compliance requirements apply, the rapid development and changes in systems and technology, along with corresponding changes in laws and regulations, make this a difficult challenge.
CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS; INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.
While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our Company) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (1) experiences its own financial problems, which can lead to larger individual credit risks; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's securities business and for Jones Lang LaSalle Income Property Trust, Inc., which are both dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.

Additionally, competitive conditions, particularly in connection with increasingly large clients may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations, credit terms, and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
The global economic downturn provided an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that are clients of ours. Some of our largest clients include firms in the financial services industry, such as commercial banks, investment banks, and insurance companies, and firms in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover. Political and financial issues in the European Union have continued to negatively impact the financial condition of firms conducting significant operations in European countries as the result of contractions in government spending, reduced liquidity from banks, and social unrest. More recently, actions taken by Russia with respect to Crimea and Ukraine have led to economic sanctions by the United States and the European Union against Russia, which have impacted the Russian economy and the ability and willingness of global and foreign businesses to continue to conduct business in Russia. Political upheaval in Turkey has precluded some clients from paying us amounts they otherwise acknowledge we are owed.
Where we provide services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier. This dynamic has continued more recently with the privacy and cyber-security requirements within the financial services industry.
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
In certain cases we are subject to fiduciary obligations to our clients, which may result in a higher level of legal obligation compared to basic contractual obligations. These relate to, among other matters, the decisions we make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our Company. Our services may involve handling substantial amounts of client funds in connection with managing their properties.
They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services. The increased potential of the fraudulent diversion of funds from a "hacking" or "phishing" attack exacerbates these risks.
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
Some current and prospective clients, particularly those in heavy industries and commodities, have more recently begun to seek data about the safety records of contractors we hire to do work on construction-related projects (such as electricians) and to impute their results to ours in evaluating our overall approach to safety. Historically, although we have always encouraged high levels of workplace safety by the contractors we have hired, we have not mandated particular protocols or gathered global data on safety incidents on projects being performed by contractors. In light of the more recent client requests, we are evaluating our approach to safety requirements at contractors and have made significant progress during 2016 to gather and report data and otherwise put new policies in place. To the extent that our approach to contractor safety does not satisfy certain clients, we risk losing their business.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to successfully operate under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures over financial reporting in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2016. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance that we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm with respect to our internal control over financial reporting.
CORPORATE CONFLICTS OF INTEREST.
All providers of professional services to clients, including our Company, must manage potential conflicts of interest. This occurs principally where the primary duty of loyalty we owe to one client may potentially be weakened or compromised by a relationship we also maintain with another client or third party. Corporate conflicts of interest arise in the context of the services we provide as a company to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics. The failure or inability of the Company to identify, disclose and resolve potential conflicts of interest in a significant situation could have a material adverse effect.
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
Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established joint ventures or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage, and vendors to those buildings. Although we fully disclose our arrangements and do not require anyone to use the insurance services, JLL has a financial interest in the placement of insurance with such third parties and therefore we may be deemed to have certain conflicts of interest.
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
Our efforts to evaluate clients, vendors and government entities before doing business with them to avoid conducting business with a prohibited party, or within a prohibited country, and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. The ability to conduct diligence is inherently diminished in less developed countries with lower levels of transparency and fewer public records.
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
DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS.
The coordination and management of international operations pose additional costs and difficulties. We must manage operations that are in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively, who will represent the Company with the highest levels of integrity and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade.
Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability. This can be especially difficult where competitors may be aggressively attempting to hire our best people at rates of compensation that are well above the current market level. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not creating incentives to engage in overly risky business pursuits or behaviors. Since compensation is our biggest expense, its management can significantly affect our financial results.

We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they are local, regional, or global. We also consistently attempt to enhance the establishment, organization, and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, or our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect. This is true not only with respect to individuals we employ directly, but also individuals who work for third-party vendors whom we manage on behalf of clients, especially where we are acting in a principal capacity.
We believe these risks may be higher for our company than for others given that the nature of our business requires our people to be spread across numerous corporate offices and client facilities globally, which makes communications and consistency of standards more challenging. Additionally, the nature of our global outsourcing business means that we regularly must on-board significant numbers of new staff at one time as part of the transition into our company of new global accounts, which again makes communications of our policies and driving performance consistency particularly challenging.
Employees we hire may be subject to restrictions under employment agreements with previous employers that can restrict their activities, and therefore their contributions, for a period of time after they join us. For example, they may be prohibited from soliciting business from certain clients, or from soliciting other individuals to join us as employees.
The worldwide credit crisis and economic recession caused us to restructure certain parts of our business in 2009, and to a lesser degree during 2010, in order to size them properly relative to levels of business activity we expect in the markets in which we compete. These types of activities, which may reoccur in the future, present additional risks to the business. In the event that we would have to restructure an organization when faced with a downturn in economic conditions or activity, we would need to take into account the employment laws of the countries in which actions would be contemplated. In some cases, a restructure could result in significant costs, time delays in implementing headcount adjustments and, potentially, litigation regarding allegedly improper employment practices.
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
Similarly, changes in immigration regulations are becoming increasingly hard to predict, most recently in the United States following the 2016 presidential election where the new administration has committed to revisit certain immigration policies. Like any other company with its global headquarters in the United Sates, this may impact JLL’s ability to not only run day-to-day operations with key resources traveling to and from the United States but also in the longer term, its ability to attract and retain some of its key talent working in or in connection with the United States.
EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.
Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with over 77,000 employees, it is not possible to successfully deter all employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in incoming or outgoing bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.
Because we often hire third-party vendors and suppliers to perform services for our own account or for clients, we are also subject to the consequences of fraud, bribery, or misconduct by employees of our vendors, which also can result in significant financial or reputational harm (even if we have been adequately protected from a legal standpoint). We have instituted a Vendor Code of Conduct, which is published in multiple languages on our public website, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with that Vendor Code. In addition, we are investing in technology to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors.

Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of broad economic stress such as we experienced particularly during 2008 and 2009. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, increasingly including cyber-attacks by way of "hacking" or "phishing" methods. We have increasingly experienced both types of attempts in recent years and have realized losses from some of them, although none has caused us material financial loss.
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
BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority ("FCA") regulates the conduct of investment businesses (often by implementing regulation imposed on it by the European Union) and the Royal Institute of Chartered Surveyors ("RICS") regulates the profession of Chartered Surveyors, which is the professional qualification required for certain services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the SEC and in other countries by similar securities regulatory authorities.
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
U.S. laws and regulations govern the provision of products and services to, and other trade-related activities involving, certain targeted countries and parties. These measures include U.S. economic sanctions targeting Iran to which the Company is subject. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries that are subject to embargoes and sanctions or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" ("SDN List") maintained by OFAC.
Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which in turn could negatively affect our business.
CIVIL AND REGULATORY CLAIMS; LITIGATING DISPUTES IN DIFFERENT JURISDICTIONS.
Substantial civil legal liability or a significant regulatory action against our Company could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business prospects. Many legal systems, including in the United States, have fairly significant barriers against recovering legal fees from plaintiffs that file cases we consider frivolous, so the costs to us of defending such cases can be substantial even if we prevail.
While we maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for the liabilities we may incur. Although we place our commercial insurance with only highly-rated firms, the value of otherwise valid claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company.
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

LICENSING AND REGULATORY REQUIREMENTS.
The brokerage of real estate sales and leasing transactions, multifamily real estate lending, servicing and asset management, property management, construction, mobile engineering, conducting valuations, trading in securities for clients, and the operation of the investment advisory business, among other business lines, may require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. We believe that licensing requirements, including protectionist policies which favor local firms over foreign firms, have generally been increasing in recent years. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions or investment capital from investors. We may also have a given license suspended or revoked, meaning that we would need to suspend or cease the business activities for which the license was required. Our acquisition activity increases these risks, because we must successfully transfer licenses of the acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance have increased. To the extent we expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical, scientific and medical laboratories, airports, and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.
With respect to our status as an approved lender for Fannie Mae, Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities (collectively the “Agencies”), we are required to comply with various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements. In addition, we are required to originate and service loans in accordance with the applicable program requirements and guidelines established from time to time by the Agencies. Failure to comply with any of these program requirements may result in the termination or withdrawal of our approval to sell loans to the Agencies and service their loans.
In order to fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2016, we had $1.025 billion of committed loan funding available through three commercial banks. Consistent with industry practice, our existing warehouse facilities are short term, requiring annual renewal. Although we believe that our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.
The regulatory environment facing the investment management industry has also grown significantly more complex in recent years. Countries are expanding the criteria requiring registration of investment advisors and funds, whether based in their country or not, and expanding the rules applicable to those that are registered, all in an effort to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory firms and can conflict with those of their home countries. Although we believe we have good processes, policies, and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility that violations may occur.
These risks also apply separately to the real estate investment trust we launched during 2012 that is managed by LaSalle. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company, albeit not one separately listed on a stock exchange.
Highly publicized accounting and investment management frauds that occurred in various businesses and countries during the most recent financial crisis may result in significant changes in regulations that may affect our investment management business and our broker-dealer entities. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained or renewed. It also may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.

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
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. This includes the potential for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development, and legislation inspired by that initiative. It is also possible that some governments will make significant changes to their tax policies as part of their responses to their budgetary positions. Further, certain of the recent policy proposals concerning the reform of corporate taxation in the United States, such as the potential repeal of the deductibility of both interest expense and the cost of imported goods and services, the potential deemed taxable repatriation of accumulated international income reinvested in our business, and the potential future taxation of international income as it is earned, could materially increase the cost of our operations if enacted into law.
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

ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.
The Company's operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties, or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising fuel prices which make it more expensive to power our corporate offices.
Given that the Company's own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop, as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost to the Company of climate change disclosure and carbon reporting will increase over time.
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

Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Those regulations are likely to become more rigorous over time. Firms also may face several layers of national and regional regulations. In Europe, the EU’s Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees can risk jail time as well as fines in connection with pollution incidents. In April 2014, China passed the biggest changes to its environmental protection laws in 25 years, outlining plans to punish polluters more severely as leaders work to limit contaminated water, air and soil linked to economic growth.
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
WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.
As of December 31, 2016, we had the ability to borrow, from a syndicate of lenders, up to $2.75 billion on an unsecured revolving credit facility that matures in 2021. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 0.95% to 2.05%. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million and outstanding letters of credit of $18.2 million. Our average outstanding borrowings under the Facility were $981.6 million during the year ended December 31, 2016 at an effective interest rate of 1.5%. In addition to the Facility, we also have $275.0 million of unsecured long-term senior notes (the "Notes") that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).
Our outstanding borrowings under the Facility fluctuate during the year primarily due to varying working capital requirements and acquisition activities. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically the Company's seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use the Facility to fund such purchases.
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
VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE.
LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity losses and gains that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable and relates to market and other dynamics in effect at the time. For example, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of client mandates will determine the timing and size of incentive fees or equity earnings or losses from one fund or investment to another. Further, as it relates to portfolio-specific results, the record magnitude of the combined incentive fees and equity earnings realized during 2016, 2015 and 2014 is expected to moderate in future years.

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
VOLATILITY IN CAPITAL MARKETS AND HOTELS FEES.
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
LASALLE'S BANKING AND CLIENT RELATIONSHIPS.
Although not highly leveraged by general industry standards, the investment funds that LaSalle operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties, but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we generally maintain good relationships with our lenders, we were generally successful in renegotiations to retain the management of substantially all fund properties, which provided additional time for values to recover. A similar phenomenon could occur in connection with future economic recessions or liquidity contractions.
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
Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States totaled 57% of our total revenue for both 2016 and 2015. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London, and Singapore, respectively. We have 286 corporate offices worldwide located in most major cities and metropolitan areas as follows: 122 offices in 9 countries in the Americas (including 100 in the United States), 89 offices in 30 countries in EMEA, and 75 offices in 15 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property and facility management offices are generally located within properties we manage and are provided to us without cost.
ITEM 3. LEGAL PROCEEDINGS
We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance (including insurance provided through a captive insurance company), although they may nevertheless be subject to large deductibles or retentions, and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange under the symbol "JLL." As of February 17, 2017, there were approximately 366 shareholders of record of our common stock and more than 40,800 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange and dividends declared by quarter.

	Stock Price Range
	High	Low	Dividends Declared Per Share
2016
Fourth Quarter	$111.86	$88.65	$0.33
Third Quarter	120.53	91.57	—
Second Quarter	124.34	97.45	0.31
First Quarter	160.19	98.58	—

2015
Fourth Quarter	168.70	143.63	0.29
Third Quarter	179.35	142.69	—
Second Quarter	173.92	161.10	0.27
First Quarter	170.40	145.06	—
Dividends
On December 15, 2016, we paid a semi-annual dividend of $0.33 per share of our common stock to holders of record at the close of business on November 15, 2016. JLL also paid a cash dividend of $0.31 per share of its common stock on June 15, 2016, to holders of record at the close of business on May 13, 2016. At JLL's discretion, dividend-equivalents in the same amounts were also paid simultaneously on outstanding but unvested restricted stock units granted under the Company's Stock Award and Incentive Plan.
The Company paid its first cash dividend in October 14, 2005, and has paid semi-annual dividends each year since 2006. There can be no assurance future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by JLL's Board of Directors.
Share Repurchases
We have made no share repurchases under our share repurchase program in 2016 or 2015.
Transfer Agent
Computershare
P.O. Box 358015
Pittsburgh, PA 15252-8015
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group that includes: 1) CBRE Group Inc. (CBG), a global commercial real estate services company publicly traded in the U.S., 2) Colliers International Group Inc. (CIGI), a global commercial real estate services provider, and 3) Savills Plc. (SVS.L), a real estate services firm traded on the London Stock Exchange. The graph below assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2011.

	December 31,
	2011	2012	2013	2014	2015	2016
JLL	$100	$138	$169	$247	$264	$169
S&P 500	100	113	147	164	163	178
Peer Group	100	129	174	220	239	213

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
(in millions, except share and per share data)	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenue	$6,803.8	5,965.7	5,429.6	4,461.6	3,932.8

Operating income	440.6	529.8	465.6	368.9	289.4
Interest expense, net of interest income	45.3	28.1	28.3	34.7	35.2
Equity earnings from real estate ventures	33.8	77.4	48.3	31.3	23.9
Other income	13.3	—	—	—	—
Income before provision for income taxes and noncontrolling interest	442.4	579.1	485.6	365.5	278.1
Provision for income taxes	108.0	132.8	97.6	92.1	69.2
Net income	334.4	446.3	388.0	273.4	208.9
Net income attributable to noncontrolling interest	16.2	7.6	2.0	3.5	0.8
Net income attributable to the Company	318.2	438.7	386.0	269.9	208.1
Dividends on unvested common stock, net of tax	0.4	0.3	0.3	0.4	0.5
Net income attributable to common shareholders	$317.8	438.4	385.7	269.5	207.6

Basic earnings per common share before dividends on unvested common stock	$7.05	9.76	8.64	6.10	4.74
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$7.04	9.75	8.63	6.09	4.73
Basic weighted average shares outstanding (in 000's)	45,154	44,940	44,684	44,259	43,849

Diluted earnings per common share dividends on unvested common stock	$6.99	9.66	8.53	5.99	4.64
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$6.98	9.65	8.52	5.98	4.63
Diluted weighted average shares outstanding (in 000's)	45,528	45,415	45,261	45,072	44,799

Cash dividends declared per common share	$0.64	0.56	0.48	0.44	0.40

	As of and for the Year Ended December 31,
(in millions, except ratios and Assets under management)	2016	2015	2014	2013	2012
Other Data:
EBITDA (1)	$612.9	707.4	606.0	476.1	390.8
Ratio of earnings to fixed charges (2)	5.30X	8.21X	6.93X	5.33X	4.26X

Cash flows provided by (used in):
Operating activities	$214.5	375.8	498.9	295.2	325.9
Investing activities	(802.0)	(584.6)	(188.0)	(164.2)	(151.3)
Financing activities	636.4	191.6	(203.0)	(128.4)	(208.7)

Assets under management (in billions) (3)	$60.1	56.4	53.6	47.6	47.0
Total square feet under management	4,402	3,994	3,440	2,954	2,606

Balance Sheet Data:
Cash and cash equivalents	$258.5	216.6	250.4	152.7	152.2
Total assets	7,629.4	6,187.1	5,075.3	4,597.4	4,351.5
Total debt (4)	1,267.6	561.1	294.6	454.5	476.2
Deferred business acquisition obligations (5)	102.4	97.6	118.1	135.2	213.4
Total liabilities	4,807.9	3,457.7	2,652.8	2,406.5	2,392.2
Total Company shareholders' equity	2,789.7	2,688.8	2,386.8	2,179.7	1,951.2
(1) We define EBITDA attributable to common shareholders ("EBITDA") as Net income attributable to common shareholders before (a) Interest expense, net of interest income, (b) Provision for income taxes, and (c) Depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management in normal business operations to develop budgets and forecasts as well as measure and reward performance against those budgets and forecasts, exclusive of the impact from capital expenditures, reflected through depreciation expense, along with other components of our capital structure. EBITDA is believed to be useful to investors and other external stakeholders as a supplemental measure of performance and is used in the calculation of certain covenants related to our revolving credit facility. However, this measure should not be considered an alternative to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Any measure that eliminates components of a company's capital and investment structure as well as costs associated with operations has limitations as a performance measure. In light of these limitations, management also considers results determined in accordance with U.S. GAAP and does not solely rely on EBITDA. Because EBITDA is not calculated under U.S. GAAP, it may not be comparable to similarly titled measures used by other companies.
Below is a reconciliation of our Net income attributable to common shareholders to EBITDA as presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
($ in millions)	2016	2015	2014	2013	2012
Net income attributable to common shareholders	$317.8	438.4	385.7	269.5	207.6
Interest expense, net of interest income	45.3	28.1	28.3	34.7	35.2
Provision for income taxes	108.0	132.8	97.6	92.1	69.2
Depreciation and amortization	141.8	108.1	94.4	79.8	78.8
EBITDA	$612.9	707.4	606.0	476.1	390.8

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA.

	Year Ended December 31,
($ in millions)	2016	2015	2014	2013	2012
Net cash provided by operating activities	$214.5	375.8	498.9	295.2	325.9
Interest expense, net of interest income	45.3	28.1	28.3	34.7	35.2
Provision for income taxes	108.0	132.8	97.6	92.1	69.2
Change in working capital and non-cash expenses	245.1	170.7	(18.8)	54.1	(39.5)
EBITDA	$612.9	707.4	606.0	476.1	390.8
(2) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of (a) interest expense, net of interest income, (b) amortization of debt discount and financing costs, (c) capitalized interest, and (d) one-third of rental expense, which we believe is representative of the interest component of rental expense.
(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported on a one quarter lag.
(4) Total debt includes long-term borrowings under the Facility and Long-term senior notes (net of debt issuance costs for 2015 and 2016) and Short-term borrowings, primarily local overdraft facilities.
(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2016, with the only condition on these payments being the passage of time. We include these obligations as debt in the calculation of our leverage ratio under the Facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplemental Data included in this Form 10-K. The following discussion and analysis contains certain forward-looking statements generally identified by the words: anticipates, believes, estimates, expects, forecasts, plans, intends, and other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, achievements, plans, and objectives to be materially different from any future results, performance, achievements, plans, and objectives expressed or implied by such forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements after Part IV, Item 15. Exhibits and Financial Statement Schedules.
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
EXECUTIVE SUMMARY
JLL provides comprehensive integrated real estate and investment management expertise on a local, regional, and global level to owner, occupier, and investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 4.4 billion square feet worldwide. We deliver our array of RES product offerings across our three geographic business segments: (1) the Americas, (2) EMEA, and (3) Asia Pacific. LaSalle, our fourth business segment, is one of the world's largest and most diversified real estate investment management firms, with approximately $60.1 billion of global assets under management as of December 31, 2016.
In 2016, we generated revenue of $6.8 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in a variety of other currencies, primarily: British pounds, euros, Australian dollars, Hong Kong dollars, Indian rupees, Japanese yen, Chinese yuan, and Singapore dollars.
The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Project and Development Management / Construction
Capital Markets	Property Management (Investors)
Corporate Finance	Real Estate Investment Banking / Merchant Banking
Energy and Sustainability Services	Research
Facility Management Outsourcing (Occupiers)	Strategic Consulting, Technology Solutions, and Advisory Services
Investment Management	Tenant Representation
Lease Administration	Transaction Management
Logistics and Supply-Chain Management	Valuations
Mortgage Origination and Servicing	Value Recovery and Receivership Services
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
See Part I, Item 1. Business for additional information on the services we provide, as well as our "Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise," our "Global Strategic Priorities," our "Competitive Differentiators," and "Industry Trends." See also Part I, Item 1A. Risk Factors for the various risk factors that impact our business.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity, and trends. The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (1) the stated amount of assets and liabilities, (2) disclosure of contingent assets and liabilities as of the date of the financial statements, and (3) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates discussed below, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8.
Revenue Recognition
We earn revenue from the following principal sources:

•	Transaction commissions;

•	Advisory and management fees;

•	Incentive fees; and

•	Project and development management fees.
Some of the contractual terms related to the process of earning revenue from these sources, including potentially contingent events, can be complex and so require us to make judgments about the timing of when we should recognize revenue.
Business Combinations, Goodwill and Other Intangible Assets
Business Combinations
Historically we have grown, in part, through a series of acquisitions. We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all of the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values as of the acquisition date. Determination of the fair values of the assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available.
For intangible assets, we generally use the income approach to determine fair value, which requires management to make significant estimates and assumptions. These estimates and assumptions primarily include discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, and capital expenditures. The discount rates reflect the risk factors, from the perspective of a market participant, associated with forecasts of cash flows.
In addition, terms for our acquisitions typically include cash paid at closing with provisions for additional consideration as well as earn-out payments subject to certain contract provisions and performance. The additional consideration, recorded as deferred business acquisition obligations on the Consolidated Balance Sheets, represents the current discounted value of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time.
Payment of earn-out consideration related to these acquisitions is contingent upon certain conditions being met. Earn-out liabilities are recorded at the acquisition date fair value. Adjustments to earn-out liabilities during the measurement period related to information known or available as of the acquisition date are reflected within Goodwill in the Consolidated Balance Sheets. Adjustments to earn-out liabilities in periods subsequent to the measurement period or related to information known or available after the acquisition date are reflected within Restructuring and acquisition charges on the Consolidated Statements of Comprehensive Income.
Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the identified intangible assets acquired. Judgment is also required in determining the useful life of a finite-lived intangible asset.

Goodwill and Other Intangible Assets
Consistent with the services nature of the businesses we have acquired, the largest asset on our Consolidated Balance Sheet is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
We also record intangible assets resulting from our acquisitions. These intangible assets are primarily comprised of management contracts and customer backlog and amortize on a straight-line basis over their estimated useful lives. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments under the equity method of accounting or at fair value. We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. For Investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value at the balance sheet date. We reflect these fair value adjustments as gains or losses on our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
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
Our effective tax rates for years ended December 31, 2016, 2015, and 2014 were 24.4%, 22.9%, and 20.1%, respectively. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (20%), and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Cyprus (12.5%), Ireland (12.5%), Poland (19%), and The People's Republic of China (25%).

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As a result, we have not provided deferred taxes on such earnings or the difference between tax rates in the U.S. and the various international jurisdictions where we earn such amounts. Further, there are various limitations on our ability to utilize foreign tax credits on such earnings when we repatriate them. As such, we could incur taxes in the U.S. upon repatriation without credits for foreign taxes paid on such earnings. We have not provided a deferred U.S. tax liability on the unremitted earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we estimate our resulting U.S. tax liability would be approximately $204.0 million, net of the benefits of utilization of foreign tax credits and net operating loss carryovers. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
We have established valuation allowances against deferred tax assets where expected future taxable income does not support their realization on a more-likely-than-not basis. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (1) specific indications the carrying value of the related tax asset is more-likely-than-not recoverable or (2) the implementation of tax planning strategies allowing an asset we previously determined not realizable to be viewed as realizable.
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
($ in millions)	2016	2015
Gross deferred tax assets	$402.3	344.7
Valuation allowance	51.7	51.7
The increase in gross deferred tax assets in 2016 was primarily the result of an increase in accrued expenses.
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
As of December 31, 2016, the amount of unrecognized tax benefits was $37.6 million. We believe it is reasonably possible that matters for which we have recorded $1.4 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2016. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of the Company. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
NEW ACCOUNTING STANDARDS
See New Accounting Standards section of Note 2 of the Notes to Consolidated Financial Statements, included in Item 8.

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
LaSalle Revenue
Our investment management business is in part compensated through the receipt of incentive fees where performance of underlying funds' investments exceed agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons as a result of (1) gains (losses) on investments reported at fair value, (2) gains (losses) on asset dispositions, and (3) impairment charges. The timing of recognition of these items may impact comparability between quarters, within any one year or compared to a prior year, or between years.
The comparability of these items can be seen in Note 3, Business Segments, of the Notes to Consolidated Financial Statements, included in Item 8, and is discussed further in Segment Operating Results included herein.
Transactional-Based Revenue
Transactional-based fees, that are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities, and other services within our RES businesses, and LaSalle, increase the variability of the revenue we earn. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which as of December 31, 2016 had a maximum borrowing capacity of $2.75 billion and consisted of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility were $981.6 million during 2016, with an effective interest rate of 1.5%. We had outstanding borrowings of $925.0 million under the Facility and outstanding letters of credit of $18.2 million as of December 31, 2016. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes") bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit the Company's exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in the prior three years and we had no such agreements outstanding as of December 31, 2016.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 57% of our total revenue for both 2016 and 2015. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (15% of revenue for 2016) and the euro (13% of revenue for 2016).
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2016, we had forward exchange contracts in effect with a gross notional value of $1.90 billion ($1.39 billion on a net basis) and a net fair value loss of $14.2 million. This net carrying loss is generally offset by a carrying gain in associated intercompany loans.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2016	% of Total	2015	% of Total
United States dollar	$2,948.5	43.3%	$2,536.4	42.5%
British pound	1,007.3	14.8	915.5	15.3
Euro	880.7	12.9	748.7	12.6
Australian dollar	345.9	5.1	303.0	5.1
Hong Kong dollar	246.9	3.6	186.7	3.1
Indian rupee	216.2	3.2	189.4	3.2
Japanese yen	199.1	2.9	170.0	2.8
Chinese yuan	196.2	2.9	178.6	3.0
Singapore dollar	104.0	1.5	123.2	2.1
Other currencies	659.0	9.8	614.2	10.3
Total revenue	$6,803.8	100.0%	$5,965.7	100.0%

Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2016, we estimate our reported operating income would have decreased by $5.4 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2016, we estimate our reported operating income would have increased by $11.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). We generally recognize such performance fees and realized co-investment equity earnings or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three year period ended December 31, 2016.
RESULTS OF OPERATIONS
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

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,759.2	1,669.2	90.0	5%	7%
Capital Markets & Hotels	972.1	956.9	15.2	2	4
Capital Markets & Hotels Fee Revenue	948.6	957.7	(9.1)	(1)	2
Property & Facility Management	1,902.5	1,550.6	351.9	23	29
Property & Facility Management Fee Revenue	1,434.0	1,121.4	312.6	28	33
Project & Development Services	1,195.2	882.1	313.1	35	40
Project & Development Services Fee Revenue	640.2	510.0	130.2	26	28
Advisory, Consulting and Other	567.0	509.9	57.1	11	15
LaSalle	407.8	397.0	10.8	3	3
Total revenue	$6,803.8	5,965.7	838.1	14%	17%
Gross contract costs	1,023.5	801.3	222.2	28	34
Net non-cash MSR and mortgage banking derivative activity	23.5	(0.8)	24.3	n.m.	n.m.
Total fee revenue	$5,756.8	5,165.2	591.6	11%	14%
Compensation, operating and administrative expenses excluding gross contract costs	5,129.4	4,492.4	637.0	14	17
Gross contract costs	1,023.5	801.3	222.2	28	34
Depreciation and amortization	141.8	108.1	33.7	31	35
Restructuring and acquisition charges	68.5	34.1	34.4	n.m.	n.m.
Total operating expenses	$6,363.2	5,435.9	927.3	17%	21%
Operating income	$440.6	529.8	(89.2)	(17)%	(19)%
Adjusted EBITDA	$657.9	742.3	(84.4)	(11)%	(12)%
n.m. - not meaningful
Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") represents EBITDA further adjusted for items we do not consider directly indicative of our ongoing performance in the context of certain performance measures, including Restructuring and acquisition charges and Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity. Net non-cash MSR and mortgage banking derivative activity consists of the balances presented within Revenue composed of (a) derivative gains/losses resulting from mortgage banking loan commitment activity and (b) the gains we recognized in conjunction with the origination and sale of mortgage loans with retention of servicing rights, offset by (c) the amortization of the corresponding MSR intangible assets generated upon such gain recognition over the estimated period during which we project net servicing income will be received. We calculate non-cash derivative gains/losses resulting from mortgage banking loan commitment activity as the change in estimated fair value of loan commitments, primarily represented by the estimated net cash flows associated with future servicing rights. We calculate such gains and the corresponding MSR intangible assets as the present value of estimated cash flows over the estimated mortgage servicing periods.

Although EBITDA and Adjusted EBITDA are non-GAAP financial measures, they are used extensively by management in normal business operations to develop budgets and forecasts as well as measure and reward performance against those budgets and forecasts, exclusive of the impact from capital expenditures, reflected through depreciation expense, along with other components of our capital structure. EBITDA and Adjusted EBITDA are believed to be useful to investors and other external stakeholders as supplemental measures of performance and are used in the calculation of certain covenants related to our revolving credit facility. However, these measures should not be considered alternatives to net income determined in accordance with U.S. GAAP. Any measure that eliminates components of a company's capital and investment structure as well as costs associated with operations has limitations as a performance measure. In light of these limitations, management also considers results determined in accordance with U.S. GAAP and does not solely rely on EBITDA and Adjusted EBITDA. Because EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP, our measures may not be comparable to similarly titled measures used by other companies.
Gross contract costs, which are managed on certain client assignments in the Property & Facility Management and Project & Development Services service lines, are presented on a gross basis in both revenue and operating expenses, consistent with U.S. GAAP. Gross contract costs and net non-cash MSR and mortgage banking derivative activity are excluded from revenue in determining “fee revenue.” Gross contract costs are excluded from operating expenses in determining “fee-based operating expenses.” Excluding gross contract costs from both fee revenue and fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and, accordingly, is believed to be useful to investors and other external stakeholders for evaluating performance. Excluding net non-cash MSR and mortgage banking derivative activity in determining fee revenue is useful to investors and other external stakeholders for evaluating performance because the activity is non-cash in nature and reflects how we manage and evaluate performance. However, fee revenue and fee-based operating expenses should not be considered alternatives to revenue and operating expenses, respectively, determined in accordance with U.S. GAAP. Because fee revenue and fee-based operating expenses are not calculated under U.S. GAAP, our measures may not be comparable to similarly titled measures used by other companies.
Below are the reconciliation of revenue and operating expenses to fee revenue and fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2016	2015
Revenue	$6,803.8	5,965.7
Gross contract costs	(1,023.5)	(801.3)
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8
Fee revenue	$5,756.8	5,165.2

Operating expenses	$6,363.2	5,435.9
Gross contract costs	(1,023.5)	(801.3)
Fee-based operating expenses	$5,339.7	4,634.6

Operating income	$440.6	529.8

Net income margin attributable to common shareholders is calculated by dividing Net income attributable to common shareholders by Total revenue. Adjusted EBITDA margin, calculated on a local currency basis, is calculated by dividing Adjusted EBITDA by fee revenue. Below is (a) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (b) the Adjusted EBITDA margin (on a fee revenue basis):

	Year Ended December 31,
($ in millions)	2016	2015
Net income attributable to common shareholders	$317.8	438.4
Add:
Interest expense, net of interest income	45.3	28.1
Provision for income taxes	108.0	132.8
Depreciation and amortization	141.8	108.1
EBITDA	$612.9	707.4
Add:
Restructuring and acquisition charges	68.5	34.1
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8
Adjusted EBITDA	$657.9	742.3

Net income margin attributable to common shareholders	4.7%	7.3

Adjusted EBITDA margin	11.1%	14.4
Operating Results - Local Currency
In discussing our operating results, unless otherwise noted, we report percentage changes and Adjusted EBITDA margins in local currency. Such amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing our performance and operations excluding the effect of foreign currency fluctuations. Because amounts presented on a local currency basis are not calculated under U.S. GAAP, they may not be comparable to similarly titled measures used by other companies. The following table reflects the reconciliation to local currency amounts for consolidated revenue, consolidated fee revenue, consolidated operating income, and consolidated Adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2016	% Change
Revenue:
At current period exchange rates	$6,803.8	14%
Impact of change in exchange rates	198.1	n/a
At comparative period exchange rates	$7,001.9	17%
Fee Revenue:
At current period exchange rates	$5,756.8	11%
Impact of change in exchange rates	143.9	n/a
At comparative period exchange rates	$5,900.7	14%
Operating Income:
At current period exchange rates	$440.6	(17)%
Impact of change in exchange rates	(8.9)	n/a
At comparative period exchange rates	$431.7	(19)%
Adjusted EBITDA:
At current period exchange rates	$657.9	(11)%
Impact of change in exchange rates	(5.1)	n/a
At comparative period exchange rates	$652.8	(12)%

Revenue
For the full-year 2016, consolidated revenue was $6.8 billion, a 17% increase from the prior year, and consolidated fee revenue was $5.8 billion, up 14% from the prior year. Revenue grew in all four reporting segments, driven notably by recent acquisitions, which contributed over $470.0 million of incremental fee revenue in 2016. Revenue growth for the year was led by annuity businesses within our RES services lines, primarily Property & Facility Management, up 29%, and Project & Development Services, up 40%; Leasing, up 7%, also contributed to our annual growth. Geographically, the increase in RES fee revenue, on a local currency basis, was composed of 51% from our Americas segment, 32% from our EMEA segment, and 17% from our Asia Pacific segment. LaSalle revenue grew 3% for the year as increases in advisory fees and transaction fees & other income were substantially offset by a decrease in incentive fees.
Revenue growth in Property & Facility Management was primarily due to incremental revenue from recent acquisitions, most notably in EMEA which benefited from our August 2016 acquisition of Integral UK Ltd. ("Integral"), along with organic growth in Americas. For Project & Development Services, the consolidated revenue increase was driven by EMEA (58% of consolidated revenue growth on a local currency basis) while the consolidated fee revenue increase was primarily due to Americas (53% of consolidated fee revenue growth on a local currency basis). Leasing revenue growth was driven by Americas, partially offset by declines in EMEA. Capital Markets & Hotels revenue increased 4%, with fee revenue growth of 22% in Americas substantially offset by a decline in EMEA, largely attributable to lower transaction volumes in the UK.
Our consolidated revenue increased 14% in U.S. dollars and 17% in local currency for 2016 as compared with 2015. This spread was primarily driven by a weakening of the British pound sterling against the U.S. dollar, partially offset by the strengthening of the Japanese yen and Australian dollar in relation to the U.S. dollar.
Operating Expenses
In 2016, consolidated annual operating expenses increased 21% to $6.4 billion. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $5.3 billion in 2016, an 18% increase from the prior year, reflecting over $420.0 million of incremental fee-based operating expenses from recent acquisitions and nearly $60.0 million of increased data and technology-related expenditures, excluding Depreciation and amortization, aimed at enhancing long-term profitability and competitive positioning. Expense increases commensurate with organic revenue growth also contributed to the overall increase in consolidated annual operating expenses as compared to 2015. In addition, Depreciation and amortization expense increased 35% year-over-year to $141.8 million in 2016. This increase was due to incremental depreciation expense from recent capital expenditures placed into service (approximately 60% of the increase) as well as incremental amortization expense attributable to intangible assets recorded in conjunction with recent acquisition activity (approximately 40% of the increase).
Restructuring and acquisition charges were $68.5 million for the year, compared with $34.1 million in 2015. Charges in 2016 included (a) $28.0 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, (b) $20.5 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent increase in acquisition activity, and (c) $20.0 million of net non-cash fair value adjustments to amounts recorded in purchase accounting, including the $6.5 million write-off of an indefinite-lived intangible asset associated with a legacy LaSalle acquisition. Comparatively, charges in 2015 included (a) $1.7 million of severance and other employment-related charges, (b) $17.2 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration activities, and (c) $15.2 million of net non-cash fair value adjustments and other charges to amounts recorded in purchase accounting, which included a $12.8 million write-off of indemnification assets that arose from prior acquisition activity.
Interest Expense
Interest expense, net of interest income, for 2016 was $45.3 million, up from $28.1 million in 2015, primarily the result of higher average borrowings in 2016. The average outstanding borrowings under our credit facility increased from $335.1 million during 2015 to $981.6 million in 2016, driven by cash outflows for acquisitions and capital expenditures. Deferred acquisition obligations, which are recorded at present value in purchase accounting with subsequent accretion reflected within Interest expense, net of interest income, increased from $97.6 million as of December 31, 2015 to $102.4 million as of December 31, 2016.

Equity Earnings from Real Estate Ventures
The decrease in equity earnings from $77.4 million in 2015 to $33.8 million in 2016 was primarily driven by gains recognized in 2015 from the disposition of legacy investments at a frequency and magnitude that did not recur in the current year. In 2016, equity earnings primarily represented net valuation increases of assets within our co-investment portfolio. In addition to gains on sales, net valuation increases also contributed to 2015 equity earnings.
Provision for Income Taxes
The provision for income taxes was $108.0 million in 2016, which represents an effective tax rate of 24.4%; the effective tax rate for 2015 was 24.6%, excluding the impact related to an indemnification asset write-off. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $317.8 million for 2016, or $6.98 per diluted weighted average share, compared with $438.4 million for 2015, or $9.65 per diluted weighted average share. Net income margin attributable to common shareholders was 4.7% for the year, down from 7.3% in 2015. Adjusted EBITDA, which decreased 12% from the prior year, was $657.9 million in 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.4% in USD (11.1% in local currency) for the current year, compared with 14.4% last year. The decline in profitability reflected strong revenue growth for 2016 which was more than offset by (a) the year-over-year decline in LaSalle revenue, (b) EMEA's change in service mix and decline in capital markets and leasing volumes during 2016, particularly in the UK, and (c) increased data and technology investments.
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
For segment reporting, gross contract costs and Net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our gross and net accounting. Finally, our measure of segment results also excludes Restructuring and acquisition charges.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$1,275.0	1,165.1	109.9	9%	10%
Capital Markets & Hotels	427.3	331.8	95.5	29	29
Capital Markets & Hotels Fee Revenue	403.8	332.6	71.2	21	22
Property & Facility Management	745.7	707.2	38.5	5	8
Property & Facility Management Fee Revenue	571.5	500.4	71.1	14	15
Project & Development Services	349.3	263.3	86.0	33	34
Project & Development Services Fee Revenue	331.5	258.0	73.5	28	30
Advisory, Consulting and Other	168.6	138.1	30.5	22	23
Total revenue	$2,965.9	2,605.5	360.4	14%	15%
Gross contract costs	192.0	212.1	(20.1)	(9)	(3)
Net non-cash MSR and mortgage banking derivative activity	23.5	(0.8)	24.3	n.m.	n.m.
Total fee revenue	$2,750.4	2,394.2	356.2	15%	15%
Compensation, operating and administrative expenses excluding gross contract costs	2,428.6	2,085.0	343.6	16	17
Gross contract costs	192.0	212.1	(20.1)	(9)	(3)
Depreciation and amortization	84.6	63.2	21.4	34	34
Total operating expenses	$2,705.2	2,360.3	344.9	15%	16%
Operating income	$260.7	245.2	15.5	6%	6%
Equity earnings	$1.2	5.9	(4.7)	(80)%	(80)%
Adjusted EBITDA	$322.0	309.3	12.7	4%	4%
n.m. - not meaningful
Americas revenue growth in 2016 was broad-based across all service lines, reflecting a balance of organic and acquisition-driven expansion. The increase in Leasing revenue was led by the Midwest, Northwest, and Florida markets in the U.S., with contributions from legacy teams and recently acquired businesses. Our performance compared favorably to market gross absorption, which declined 5% for the year according to JLL Research.
Capital Markets & Hotels revenue growth of 29% primarily reflected the incremental revenue from our acquisition of Oak Grove Capital, which completed during the fourth quarter of 2015. As compared to 2015, revenue growth for the year included a $24.3 million increase in Net non-cash MSR and mortgage banking derivative activity as a result of increased multi-family loan commitment and origination activity. Excluding the impact of the Oak Grove Capital acquisition, Capital Markets & Hotels fee revenue grew 6%, against a 9% year-over-year decline in market investment volumes according to JLL Research.
Acquisitions, new client wins as well as expanded relationships with long-standing clients and ongoing cross-selling initiatives collectively drove revenue increases for both Project & Development Services and Property & Facility Management revenues. Our January 2016 acquisition of Big Red Rooster, a brand experience and retail design services company, expanded the broad suite of services already offered by our Project & Development Services line. In addition, recent Corporate Solutions acquisitions of Advanced Technologies Group, BRG, and Corrigo added enhanced skills and technology capabilities to Property & Facility Management.
The increase in Operating expenses in 2016 was attributable to (a) direct expenses, together with platform investments and increased infrastructure in support of the increase in revenue discussed above, (b) increased investments in transformative client-facing technology, such as the Corrigo platform and continued roll-out of RED(SM), and (c) recruiting and retention.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.7% in USD and local currency in 2016, compared to 12.9% in 2015. This decline in profitability was driven by continued spend in data, technology, and people, partially offset by the contributions from recent acquisitions.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$268.6	289.4	(20.8)	(7)%	(3)%
Capital Markets & Hotels	386.9	475.2	(88.3)	(19)	(13)
Property & Facility Management	517.5	304.8	212.7	70	92
Property & Facility Management Fee Revenue	405.6	224.4	181.2	81	n.m.
Project & Development Services	659.1	487.1	172.0	35	42
Project & Development Services Fee Revenue	207.7	170.1	37.6	22	27
Advisory, Consulting and Other	245.4	246.6	(1.2)	—	7
Total revenue	$2,077.5	1,803.1	274.4	15%	24%
Gross contract costs	563.3	397.4	165.9	42	51
Total fee revenue	$1,514.2	1,405.7	108.5	8%	16%
Compensation, operating and administrative expenses excluding gross contract costs	1,398.0	1,233.8	164.2	13	23
Gross contract costs	563.3	397.4	165.9	42	51
Depreciation and amortization	37.1	27.2	9.9	36	49
Total operating expenses	$1,998.4	1,658.4	340.0	21%	30%
Operating income	$79.1	144.7	(65.6)	(45)%	(49)%
Equity (losses) earnings	$(0.1)	0.8	(0.9)	n.m.	n.m.
Adjusted EBITDA	$115.7	170.9	(55.2)	(32)%	(33)%
n.m. - not meaningful
EMEA revenue growth in 2016 was driven by Property & Facility Management and Project & Development Services, partially offset by Capital Markets & Hotels and Leasing. Geographically, growth in the region was led by Germany and France, combined with contributions from the Integral acquisition in the UK.
Property & Facility Management revenue expansion was primarily due to $209.4 million of incremental revenue ($175.6 million of fee revenue) from Integral. Project & Development Services annual revenue growth reflected continued expansion of our Tetris brand with contributions from recent acquisitions in the UK and Continental Europe, coupled with organic growth in Middle East, North Africa ("MENA").
The Capital Markets & Hotels revenue decline was driven by a slowdown in capital markets investment volumes in the UK, down nearly 40% as measured in USD, according to JLL Research, in the wake of the UK referendum vote to exit the European Union. Also contributing to the decline was nearly $35.0 million of capital markets performance fees earned in 2015 that did not recur in 2016.
The 3% decline in Leasing revenue was generally consistent with a 2% year-over-year decline in market leasing volumes according to JLL Research. A slowdown in leasing in the UK was partially offset by increases in France and Germany.
The increase in operating expenses was primarily driven by $204.8 million of incremental segment operating expenses ($171.0 million of fee-based segment operating expenses) relating to Integral.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 7.6% in USD (7.0% in local currency) for the year, compared with 12.2% in 2015. The decline in profitability was primarily UK-focused, driven by the decline in capital markets transaction volumes, the decline in performance fees noted above, and $13.0 million of additional contract expenses incurred during the wind-down of operations in a non-core market. The results, particularly margin performance, also reflect a shift in service mix associated with the Integral acquisition.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$215.6	214.7	0.9	—%	2%
Capital Markets & Hotels	157.9	149.9	8.0	5	5
Property & Facility Management	639.3	538.6	100.7	19	20
Property & Facility Management Fee Revenue	456.9	396.6	60.3	15	16
Project & Development Services	186.8	131.7	55.1	42	44
Project & Development Services Fee Revenue	101.0	81.9	19.1	23	25
Advisory, Consulting and Other	153.0	125.2	27.8	22	23
Total revenue	$1,352.6	1,160.1	192.5	17%	18%
Gross contract costs	268.2	191.8	76.4	40	43
Total fee revenue	$1,084.4	968.3	116.1	12%	13%
Compensation, operating and administrative expenses excluding gross contract costs	980.7	866.3	114.4	13	14
Gross contract costs	268.2	191.8	76.4	40	43
Depreciation and amortization	17.3	15.5	1.8	12	13
Total operating expenses	$1,266.2	1,073.6	192.6	18%	19%
Operating income	$86.4	86.5	(0.1)	—%	—%
Equity earnings	$1.1	0.7	0.4	57%	64%
Adjusted EBITDA	$104.8	102.7	2.1	2%	2%
n.m. - not meaningful
Asia Pacific revenue increases, compared with the prior year, were primarily focused in our annuity business service lines, driven by Property & Facility Management, Project & Development Services, and Advisory, Consulting and Other. Geographically, segment annual revenue growth for 2016 was led by Hong Kong, Australia, Japan, and India and reflected a balance between organic expansion and acquisitions of annuity businesses, predominantly property management, facility management, and valuation businesses.
Property & Facility Management growth in revenue was focused in Greater China, Australia, and India and driven by renewals and expansions of existing mandates, along with incremental revenue earned from recent acquisitions. Growth in Project & Development Services revenue was primarily fueled by our August 2016 acquisition of PDM, which expanded our service offerings for design and construction services in several cities across the region. Advisory, Consulting and Other revenue growth was driven by recent acquisitions which expanded our valuations platform in Australia and China.
The increase in operating expenses for the year corresponded with 2016 revenue growth and resulted from increased headcount in conjunction with recent acquisition activity and increases in data and technology investments.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.7% in USD (9.6% in local currency) for 2016, compared with 10.6% in 2015, primarily due to increases in data and technology investments.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Advisory fees	$260.8	242.9	17.9	7%	10%
Transaction fees & other	51.1	30.6	20.5	67	65
Incentive fees	95.9	123.5	(27.6)	(22)	(25)
Total revenue	$407.8	397.0	10.8	3%	3%
Compensation, operating and administrative expenses	322.1	307.3	14.8	5	7
Depreciation and amortization	2.8	2.2	0.6	27	27
Total operating expenses	$324.9	309.5	15.4	5%	7%
Operating income	$82.9	87.5	(4.6)	(5)%	(8)%
Equity earnings	$31.5	70.1	(38.6)	(55)%	(55)%
Adjusted EBITDA	$115.7	159.8	(44.1)	(28)%	(29)%
n.m. - not meaningful
The growth in advisory fees reflected progress toward LaSalle’s strategic objective to expand margins on recurring advisory fees and resulted from an increase in assets under management (“AUM”), which was up 10% in local currency to $60.1 billion, compared to prior year-end. Transaction fees & other income increased primarily as a result of the successful January 2016 launch of the LaSalle Logiport REIT in Japan. Incentive fees in 2015 were driven by mature funds, primarily in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate asset holdings as the funds neared the end of their stated investment periods; comparable activity in 2016 across all geographic regions was notably lower.
The increase in Operating expenses in 2016 was driven by increased investments in data and technology as well as the impact of deferred compensation expense, which largely offset the expense declines resulting from a year-over-year decline in incentive fees.
LaSalle equity earnings in 2016 were primarily due to net valuation increases for investments reported at fair value; equity earnings in 2015 were also driven by net valuation increases, but more prominently by gains recognized from dispositions of legacy investments.
Adjusted EBITDA margin was 28.4% in USD (27.5% in local currency) for 2016, compared with 40.2% in 2015.
In 2016, LaSalle's capital raising momentum continued with $5.1 billion in equity commitments obtained during the year.
The net increase in AUM included $10.7 billion of acquisitions and $5.5 billion of net valuation increases, partially offset by $10.6 billion of dispositions and withdrawals and $1.9 billion of net reductions due to foreign currency movements.

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Revenue
Real Estate Services:
Leasing	$1,669.2	1,540.0	129.2	8%	13%
Capital Markets & Hotels	956.9	822.9	134.0	16	25
Capital Markets & Hotels Fee Revenue	957.7	822.9	134.8	16	25
Property & Facility Management	1,550.6	1,523.7	26.9	2	10
Property & Facility Management Fee Revenue	1,121.4	1,070.6	50.8	5	13
Project & Development Services	882.1	709.3	172.8	24	38
Project & Development Services Fee Revenue	510.0	434.5	75.5	17	26
Advisory, Consulting and Other	509.9	465.6	44.3	10	18
LaSalle	397.0	368.1	28.9	8	16
Total revenue	$5,965.7	5,429.6	536.1	10%	18%
Gross contract costs	801.3	727.9	73.4	10	23
Net non-cash MSR and mortgage banking derivative activity	(0.8)	—	(0.8)	n.m.	n.m.
Total fee revenue	$5,165.2	4,701.7	463.5	10%	17%
Compensation, operating and administrative expenses excluding gross contract costs	4,492.4	4,099.2	393.2	10	17
Gross contract costs	801.3	727.9	73.4	10	23
Depreciation and amortization	108.1	94.3	13.8	15	20
Restructuring and acquisition charges	34.1	42.5	(8.4)	(20)	(15)
Total operating expenses	$5,435.9	4,963.9	472.0	10%	18%
Operating income	$529.8	465.7	64.1	14%	25%
Adjusted EBITDA	$742.3	650.8	91.5	14%	23%
n.m. - not meaningful
Below are reconciliations of revenue and operating expenses to fee revenue and fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2015	2014
Revenue	$5,965.7	5,429.6
Gross contract costs	(801.3)	(727.9)
Net non-cash MSR and mortgage banking derivative activity	0.8	—
Fee revenue	$5,165.2	4,701.7

Operating expenses	$5,435.9	4,963.9
Gross contract costs	(801.3)	(727.9)
Fee-based operating expenses	$4,634.6	4,236.0

Operating Income	$529.8	465.7

Below is a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, as well as the Adjusted EBITDA margin (on a fee revenue basis):

	Year Ended December 31,
($ in millions)	2015	2014
Net income attributable to common shareholders	$438.4	385.7
Add:
Interest expense, net of interest income	28.1	28.3
Provision for income taxes	132.8	97.6
Depreciation and amortization	108.1	94.4
EBITDA	$707.4	606.0
Add:
Restructuring and acquisition charges	34.1	42.5
Net non-cash MSR and mortgage banking derivative activity	0.8	—
Adjusted EBITDA	$742.3	648.5

Net income margin attributable to common shareholders	7.3%	7.1

Adjusted EBITDA margin	14.4%	13.8
Operating Results - Local Currency
The following table reflects the reconciliation to local currency amounts for consolidated revenue, consolidated fee revenue, consolidated operating income, and consolidated Adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2015	% Change
Revenue:
At current period exchange rates	$5,965.7	10%
Impact of change in exchange rates	442.6	n/a
At comparative period exchange rates	$6,408.3	18%
Fee Revenue:
At current period exchange rates	$5,165.2	10%
Impact of change in exchange rates	346.1	n/a
At comparative period exchange rates	$5,511.3	17%
Operating Income:
At current period exchange rates	$529.8	14%
Impact of change in exchange rates	50.3	n/a
At comparative period exchange rates	$580.1	25%
Adjusted EBITDA:
At current period exchange rates	$742.3	14%
Impact of change in exchange rates	57.7	n/a
At comparative period exchange rates	$800.0	23%

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
Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.4% for 2015 as compared with 13.8% in 2014, which reflects increases in transaction-driven activity in our Capital Markets & Hotels and Leasing businesses globally, along with improvements in productivity across our platform.
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

Segment Operating Results: Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$1,165.1	1,039.5	125.6	12%	14%
Capital Markets & Hotels	331.8	266.6	65.2	24	25
Property & Facility Management	707.2	661.9	45.3	7	12
Property & Facility Management Fee Revenue	500.4	454.3	46.1	10	14
Project & Development Services	263.3	225.5	37.8	17	21
Project & Development Services Fee Revenue	258.0	222.7	35.3	16	20
Advisory, Consulting and Other	138.1	125.6	12.5	10	13
Total revenue	$2,605.5	2,319.1	286.4	12%	16%
Gross contract costs	212.1	210.4	1.7	1	11
Net non-cash MSR and mortgage banking derivative activity	0.8	—
Total fee revenue	$2,394.2	2,108.7	285.5	14%	16%
Compensation, operating and administrative expenses excluding gross contract costs	2,085.0	1,834.9	250.1	14	16
Gross contract costs	212.1	210.4	1.7	1	11
Depreciation and amortization	63.2	55.2	8.0	14	15
Total operating expenses	$2,360.3	2,100.5	259.8	12%	15%
Operating income	$245.2	218.6	26.6	12%	16%
Equity earnings	$5.9	0.8	5.1	n.m.	n.m.
Adjusted EBITDA	$309.3	274.6	34.7	13%	17%
n.m. - not meaningful
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
Fee-based operating expenses, excluding restructuring and acquisition charges, were $2.1 billion for the year, up from $1.9 billion in 2014 in support of higher revenue activity and also reflecting increased investments in technology and data management that did not qualify for capitalization to support our clients and our growing platform. Operating income was $245.2 million for 2015, compared with $218.6 million in 2014, up 16%. Adjusted EBITDA was $309.2 million for 2015, compared with $274.1 million in 2014, up 17%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 13.3% for 2015, compared with 13.0% in 2014.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$289.4	295.2	(5.8)	(2)%	11%
Capital Markets & Hotels	475.2	411.8	63.4	15	29
Property & Facility Management	304.8	338.2	(33.4)	(10)	1
Property & Facility Management Fee Revenue	224.4	236.9	(12.5)	(5)	6
Project & Development Services	487.1	354.7	132.4	37	58
Project & Development Services Fee Revenue	170.1	139.6	30.5	22	38
Advisory, Consulting and Other	246.6	232.7	13.9	6	18
Total revenue	$1,803.1	1,632.6	170.5	10%	25%
Gross contract costs	397.4	316.4	81.0	26	45
Total fee revenue	$1,405.7	1,316.2	89.5	7%	20%
Compensation, operating and administrative expenses excluding gross contract costs	1,233.8	1,171.6	62.2	5	18
Gross contract costs	397.4	316.4	81.0	26	45
Depreciation and amortization	27.2	23.8	3.4	14	26
Total operating expenses	$1,658.4	1,511.8	146.6	10%	24%
Operating income	$144.7	120.8	23.9	20%	38%
Equity earnings	$0.8	—	0.8	n.m.	n.m.
Adjusted EBITDA	$170.9	144.6	26.3	18%	36%
n.m. - not meaningful
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
Growth in the region for the year overall was broad-based, led by the U.K., Germany, France, and MENA. EMEA finished the year with fourth-quarter fee revenue of $492.5 million, an increase of 13% over the comparable period in 2014, with double-digit revenue growth in Project & Development Services, up 57%, Property & Facility Management, up 13%, and Capital Markets & Hotels, up 11%.
Fee-based operating expenses, excluding restructuring and acquisition charges, were $1.3 billion for 2015, compared with $1.2 billion in 2014, due to supporting higher revenue activity, including work from new clients and increased incentive compensation due to higher transaction volumes. Operating income was $144.7 million for 2015, compared with $120.8 million for 2014, up 38%. Adjusted EBITDA was $170.9 million for 2015, compared with $143.4 million in 2014, up 36%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 12.4% for 2015, compared with 11.0% for 2014.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Leasing	$214.7	205.3	9.4	5%	13%
Capital Markets & Hotels	149.9	144.5	5.4	4	15
Property & Facility Management	538.6	523.6	15.0	3	13
Property & Facility Management Fee Revenue	396.6	379.4	17.2	5	17
Project & Development Services	131.7	129.1	2.6	2	13
Project & Development Services Fee Revenue	81.9	72.2	9.7	13	25
Advisory, Consulting and Other	125.2	107.3	17.9	17	21
Total revenue	$1,160.1	1,109.8	50.3	5%	14%
Gross contract costs	191.8	201.1	(9.3)	(5)	1
Total fee revenue	$968.3	908.7	59.6	7%	17%
Compensation, operating and administrative expenses excluding gross contract costs	866.3	811.6	54.7	7	17
Gross contract costs	191.8	201.1	(9.3)	(5)	1
Depreciation and amortization	15.5	13.3	2.2	17	27
Total operating expenses	$1,073.6	1,026.0	47.6	5%	14%
Operating income	$86.5	83.8	2.7	3%	17%
Equity earnings	$0.7	0.4	0.3	75%	70%
Adjusted EBITDA	$102.7	97.5	5.2	5%	19%
Fee revenue for Asia Pacific was $968.3 million, an increase of 17% over 2014 results. Revenue growth was driven by Project & Development Services, up 25%, Property & Facility Management, up 17%, and Leasing, up 13%, as compared to 2014.
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
Fee-based operating expenses, excluding restructuring and acquisition charges, were $881.8 million, compared with $824.9 million last year, due to supporting higher revenue activity and costs associated with new clients. Operating income was $86.5 million for 2015, compared with $83.8 million for 2014, up 17%. Adjusted EBITDA was $102.7 million for 2015, compared with $97.5 million for 2014, up 19%. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.0% for 2015, compared with 10.7% for 2014.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2015	2014	U.S. dollars		Currency
Advisory fees	$242.9	235.6	7.3	3%	10%
Transaction fees & other	30.6	27.2	3.4	13	22
Incentive fees	123.5	105.3	18.2	17	27
Total revenue	$397.0	368.1	28.9	8%	16%
Compensation, operating and administrative expenses	307.3	281.0	26.3	9	17
Depreciation and amortization	2.2	2.1	0.1	5	16
Total operating expenses	$309.5	283.1	26.4	9%	17%
Operating income	$87.5	85.0	2.5	3%	13%
Equity earnings	$70.1	47.0	23.1	49%	50%
Adjusted EBITDA	$159.8	134.1	25.7	19%	26%
LaSalle's total segment revenue for 2015 was $397.0 million, up 16% from 2014. Advisory fees were $242.9 million for 2015, up 10% from 2014 and 9% for the fourth quarter. The movement in advisory fees was primarily due to adding new mandates and real estate funds, partially offset by the impact of portfolio sales. Also included in LaSalle’s total segment revenue were incentive fees of $123.5 million, driven by mature funds, primarily in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate holdings as the funds near the end of their stated investment periods. LaSalle equity earnings for 2015 were $70.1 million, a 50% increase as compared to 2014, driven by gains recognized from dispositions of legacy investments and from increases in asset values for investments reported at fair value.
Operating expenses were $309.5 million and $283.1 million for 2015 and 2014, respectively, with increases driven by compensation on increased transaction and incentive fee activity. Operating income was $87.5 million for 2015, compared with $85.0 million for 2014, up 13%. Adjusted EBITDA was $159.8 million for 2015, compared with $134.1 million for 2014, up 26%. Adjusted EBITDA margin was 34.0% for 2015, compared with 32.3% in 2014.
In 2015, LaSalle's capital raising momentum continued with $5.0 billion in equity commitments obtained during the year. Assets under management were $56.4 billion as of December 31, 2015, compared with $53.6 billion as of December 31, 2014. The net increase in assets under management included $13.2 billion of acquisitions and takeovers and $3.6 billion of net valuation increases, partially offset by $11.5 billion of dispositions and withdrawals and $2.5 billion of net reductions due to foreign currency movements. Assets under management decreased by $0.8 billion during the fourth quarter of 2015 as a result of $4.7 billion of dispositions and withdrawals and $0.8 billion of net reductions due to foreign currency movements, partially offset by $3.3 billion of acquisitions and takeovers and $1.4 billion of net valuation increases.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During 2016, cash flows provided by operating activities were $214.5 million, a decrease of $161.3 million from the $375.8 million of cash flows provided by operating activities in 2015. This year-over-year decrease was primarily the result of an increase in working capital required to support our 14% year-over-year revenue growth and the $111.9 million decrease in Net income. A significant portion of this year-over-year decrease was also due to an increase in incentive compensation payments made in 2016 as compared with 2015, driven by our improved performance in 2015 as compared to 2014. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year.

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
Cash Flows from Investing Activities
In 2016, we used $802.0 million for investing activities, a $217.4 million increase from the $584.6 million used in 2015. This increase included a $92.3 million increase in cash consideration paid to fund the 28 business acquisitions in 2016, a $68.4 million increase in capital expenditures, primarily attributable to increases in technology investments and leasehold improvements, and a $98.5 million increase in property acquisitions made by consolidated VIEs, primarily attributable to consolidated VIEs in the United States, England, Singapore and Japan. We discuss these items individually below in further detail. In addition, the year-over-year change in cash used for investing activities was impacted by an increase to restricted cash and other investing activities in 2015 for $52.9 million, compared with a $2.0 million net decrease in 2016.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $636.4 million in 2016, a $444.8 million year-over-year change from the $191.6 million provided financing activities in 2015. This change was driven by a $405.2 million year-over-year increase in net borrowings under the Facility. In addition, financing cash flows in 2016 include net proceeds of $50.0 million related to consolidated VIEs for real estate mortgage loan financing activities and net contributions from noncontrolling interest holders of these VIEs.
Net cash provided by financing activities was $191.6 million in 2015, a $394.6 million year-over-year change from the $203.0 million used for financing activities in 2014. This change was driven by a $447.6 million year-over-year increase in net borrowings under the Facility to finance increased acquisition activity and support the continued growth of our business, including investments in people and technology. Partially offsetting the increase in net borrowings was a $12.5 million increase in payments for deferred business acquisition obligations and earn-outs in 2015 as compared with 2014, for legacy acquisitions. In addition, financing cash flows in 2014 reflected net proceeds of $30.1 million related to the origination of real estate mortgage loans and contributions from noncontrolling interest holders in support of property acquisition activity by a consolidated VIE.
Credit Facility
On June 21, 2016, we amended and expanded our Facility to increase our borrowing capacity from $2.0 billion to $2.75 billion. The Facility is scheduled to mature on June 21, 2021. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million, excluding debt issuance costs, and outstanding letters of credit of $18.2 million. As of December 31, 2015, we had $255.0 million outstanding borrowings under the Facility, excluding debt issuance costs, and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $981.6 million and $335.1 million during the years ended December 31, 2016 and 2015, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.
Short-Term Borrowings
In addition to our Facility, we have the capacity to borrow up to an additional $66.3 million under local overdraft facilities. We had short-term borrowings (including capital lease obligations, overdrawn bank accounts, and local overdraft facilities) of $89.5 million and $49.2 million as of December 31, 2016 and 2015, respectively, of which $31.6 million and $24.6 million as of December 31, 2016 and 2015, respectively, were attributable to local overdraft facilities.

See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on the Facility, short-term borrowings and our Long-term senior notes, included in Item 8.
Co-Investment Activity
As of December 31, 2016, we had total investments of $355.4 million in 52 separate property or fund co-investments. Fundings of co-investments exceeded returns of capital by $38.1 million for the year ended December 31, 2016 and returns of capital exceeded fundings of co-investments by $1.6 million for the year ended December 31, 2015. We expect to continue to pursue co-investment opportunities with our investment management clients in the Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity, included in Item 8.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of December 31, 2016, we have 1,563,100 shares we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and the Company paid total annual dividends and dividend-equivalents of $0.64, $0.56 and $0.48 per common share in 2016, 2015 and 2014, respectively. In the fourth quarter of 2016, the Board declared and the Company paid a semi-annual cash dividend of $0.33 per share. There can be no assurance dividends will be declared in the future since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.
Capital Expenditures
Capital expenditures for the years ended December 31, 2016 and 2015 were $216.2 million and $147.8 million, respectively. Our capital expenditures are primarily for information systems, computer hardware, and improvements to leased office space.
Property acquisitions and capital expenditures made by consolidated VIEs for the years ended December 31, 2016 and 2015 were $99.8 million and $1.3 million, respectively, of which $63.4 million in 2016 was attributable to two consolidated VIEs in which we held equity interests ranging between 20% and 25%, and the remainder is attributable to a consolidated VIE in which we hold no direct equity interest. Refer to Note 5, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments, included in Item 8.
Business Acquisitions
In 2016, we paid $537.8 million for business acquisitions. This included $483.9 million of cash payments relating to 28 new acquisitions in 2016 and $53.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $102.4 million and $97.6 million on our Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2016, we had the potential to make earn-out payments for a maximum of $435.0 million (undiscounted) on 52 acquisitions subject to the achievement of certain performance conditions. We anticipate these earn-outs will come due at various times over the next six years, assuming the achievement of the applicable performance conditions.
We are considering, and will continue to consider, acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2016 and 2015, we had total cash and cash equivalents of $258.5 million and $216.6 million, respectively, of which approximately $162.0 million and $175.4 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 6% and 5% of our total assets as of December 31, 2016 and 2015, respectively.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2016.

	PAYMENTS DUE BY PERIOD
($ in millions)		LESS THAN			MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
1. Debt obligations	$1,283.0	83.0	—	925.0	275.0
2. Interest on debt obligations	132.4	26.2	51.4	44.2	10.6
3. Business acquisition obligations	102.4	28.6	50.0	23.1	0.7
4. Lease obligations	870.4	158.4	273.6	191.5	246.9
5. Deferred compensation	61.6	10.2	38.2	6.2	7.0
6. Defined benefit plan obligations	170.8	15.0	31.3	33.1	91.4
7. Vendor and other purchase obligations	139.6	54.3	71.9	8.8	4.6
8. Other	—	—	—	—	—
Total	$2,760.2	375.7	516.4	1,231.9	636.2
1. Debt Obligations. As of December 31, 2016, we had $925.0 million of borrowings outstanding under our Facility and $31.6 million under local overdraft facilities and $51.4 million related to overdrawn bank accounts. We had the ability to borrow up to $2.75 billion on the Facility with a maturity date in 2021. We had the capacity to borrow up to an additional $66.3 million under local overdraft facilities. In addition, we had $275.0 million of Notes due November 2022.
2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates as of December 31, 2016 and assuming each of our debt obligations is held to maturity. As of December 31, 2016, the annual interest rate on our Notes was 4.4%.
3. Business acquisition obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2016, with the only condition on those payments being the passage of time.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2016, we had the potential to make earn-out payments on 52 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $435.0 million as of December 31, 2016. We anticipate these earn-out payments will come due at various times over the next six years assuming the achievement of the applicable performance conditions.
4. Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2016 was $11.9 million.

5. Deferred compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2016, as well as service conditions expected to be satisfied in future periods. The contractual obligations table above does not include a provision for a deferred compensation plan for certain U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. This plan is recorded on our Consolidated Balance Sheet as of December 31, 2016 as Deferred compensation plan assets of $173.0 million and long-term deferred compensation liabilities of $169.5 million.
6. Defined benefit plan obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $7.6 million to our defined benefit pension plans in 2017.
7. Vendor and other purchase obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
8. Other. We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $208.6 million as of December 31, 2016. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $96.4 million, $47.6 million and $56.4 million in 2016, 2015 and 2014, respectively. Separately, our Consolidated Balance Sheet as of December 31, 2016 reflects $6.8 million of Redeemable noncontrolling interest, representing the noncontrolling interest retained by the seller of a Swedish business we acquired during 2014. The acquisition documents include an option agreement that allows the Company to purchase, and the noncontrolling interest holder to put to the Company, the noncontrolling interest in the acquired company in annual increments during the four years following the acquisition at a price determined by the profit generated by the acquiree post-acquisition.
For additional information on the contractual obligations presented above, see our discussion in Note 4, Business Combinations, Goodwill and Other Intangible Assets, Note 5, Investments in Real Estate Ventures, Note 7, Retirement Plans, Note 10, Debt and Note 11, Leases, in the Notes to Consolidated Financial Statements, included in Item 8.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $208.6 million as of December 31, 2016. See our discussion of these unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements, included in Item 8.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2016, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:

We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Lang LaSalle Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP
Chicago, Illinois
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jones Lang LaSalle Incorporated:

We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Jones Lang LaSalle Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired 28 companies during 2016 (the Acquisitions) as described in Note 4 to the consolidated financial statements, and management excluded from its assessment of the effectiveness of Jones Lang LaSalle Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2016, the Acquisitions’ internal control over financial reporting associated with total assets of $787 million and total revenues of $388 million included in the consolidated financial statements of Jones Lang LaSalle Incorporated and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Chicago, Illinois
February 23, 2017

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in millions, except share and per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$258.5	216.6
Trade receivables, net of allowances of $37.1 and $23.2	1,870.6	1,591.7
Notes and other receivables	326.7	267.3
Warehouse receivables	600.8	265.2
Prepaid expenses	81.7	77.8
Deferred tax assets, net	—	132.9
Other	161.4	99.3
Total current assets	3,299.7	2,650.8
Property and equipment, net of accumulated depreciation of $488.0 and $449.2	501.0	423.3
Goodwill	2,579.3	2,141.5
Identified intangibles, net of accumulated amortization of $180.6 and $139.0	295.0	227.2
Investments in real estate ventures, including $212.7 and $155.2 at fair value	355.4	311.5
Long-term receivables	176.4	135.2
Deferred tax assets, net	180.9	87.2
Deferred compensation plan	173.0	134.3
Other	68.7	76.1
Total assets	$7,629.4	6,187.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$846.2	712.6
Accrued compensation	1,064.7	1,088.9
Short-term borrowings	89.5	49.2
Deferred tax liabilities, net	—	21.1
Deferred income	129.8	114.8
Deferred business acquisition obligations	28.6	54.7
Warehouse facilities	580.1	263.1
Other	227.4	200.8
Total current liabilities	2,966.3	2,505.2
Credit facility, net of debt issuance costs of $19.6 and $15.4	905.4	239.6
Long-term senior notes, net of debt issuance costs of $2.3 and $2.7	272.7	272.3
Deferred tax liabilities, net	21.5	33.0
Deferred compensation	201.1	156.2
Deferred business acquisition obligations	73.8	42.9
Other	367.1	208.5
Total liabilities	4,807.9	3,457.7
Redeemable noncontrolling interest	6.8	11.1
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,213,832 and 45,049,503 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,013.3	986.6
Retained earnings	2,333.0	2,044.2
Shares held in trust	(6.0)	(6.2)
Accumulated other comprehensive loss	(551.1)	(336.3)
Total Company shareholders' equity	2,789.7	2,688.8
Noncontrolling interest	25.0	29.5
Total equity	2,814.7	2,718.3
Total liabilities and equity	$7,629.4	6,187.1
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions, except share and per share data)	2016	2015	2014
Revenue	$6,803.8	5,965.7	5,429.6
Operating expenses:
Compensation and benefits	3,983.1	3,564.6	3,258.7
Operating, administrative and other	2,169.8	1,729.1	1,568.4
Depreciation and amortization	141.8	108.1	94.4
Restructuring and acquisition charges	68.5	34.1	42.5
Total operating expenses	6,363.2	5,435.9	4,964.0
Operating income	440.6	529.8	465.6
Interest expense, net of interest income	45.3	28.1	28.3
Equity earnings from real estate ventures	33.8	77.4	48.3
Other income	13.3	—	—
Income before income taxes and noncontrolling interest	442.4	579.1	485.6
Provision for income taxes	108.0	132.8	97.6
Net income	334.4	446.3	388.0
Net income attributable to noncontrolling interest	16.2	7.6	2.0
Net income attributable to the Company	318.2	438.7	386.0
Dividends on unvested common stock, net of tax benefit	0.4	0.3	0.3
Net income attributable to common shareholders	$317.8	438.4	385.7
Basic earnings per common share	$7.04	9.75	8.63
Basic weighted average shares outstanding (in thousands)	45,154	44,940	44,684
Diluted earnings per common share	$6.98	9.65	8.52
Diluted weighted average shares outstanding (in thousands)	45,528	45,415	45,261
Other comprehensive income:
Net income attributable to the Company	$318.2	438.7	386.0
Change in pension liabilities, net of tax	(32.9)	27.6	(37.1)
Foreign currency translation adjustments	(181.9)	(163.7)	(137.9)
Comprehensive income attributable to the Company	$103.4	302.6	211.0
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

($ in millions, except share and per share data)	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2013	44,447,958	$0.4	945.5	1,267.0	(8.0)	(25.2)	11.1	$2,190.8
Net income	—	—	—	386.0	—	—	0.8	386.8
Shares issued under stock compensation programs	511,508	—	2.4	—	—	—	—	2.4
Shares repurchased for payment of taxes on stock awards	(130,687)	—	(15.9)	—	—	—	—	(15.9)
Tax adjustments due to vestings and exercises	—	—	9.7	—	—	—	—	9.7
Amortization of stock compensation	—	—	20.2	—	—	—	—	20.2
Shares held in trust	—	—	—	—	1.6	—	—	1.6
Dividends paid, $0.48 per share	—	—	—	(21.9)	—	—	—	(21.9)
Change in pension liabilities, net of tax	—	—	—	—	—	(37.1)	—	(37.1)
Foreign currency translation adjustments	—	—	—	—	—	(137.9)	—	(137.9)
Net increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	10.4	10.4
December 31, 2014	44,828,779	$0.4	961.9	1,631.1	(6.4)	(200.2)	22.3	$2,409.1
Net income (1)	—	—	—	438.7	—	—	6.1	444.8
Shares issued under stock compensation programs	280,689	0.1	5.1	—	—	—	—	5.2
Shares repurchased for payment of taxes on stock awards	(59,965)	—	(10.1)	—	—	—	—	(10.1)
Tax adjustments due to vestings and exercises	—	—	6.8	—	—	—	—	6.8
Amortization of stock compensation	—	—	22.7	—	—	—	—	22.7
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Dividends paid, $0.56 per share	—	—	—	(25.6)	—	—	—	(25.6)
Change in pension liabilities, net of tax	—	—	—	—	—	27.6	—	27.6
Foreign currency translation adjustments	—	—	—	—	—	(163.7)	—	(163.7)
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	1.1	1.1
Acquisition of redeemable noncontrolling interest			0.2					0.2
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	$2,718.3
Net income (1)	—	—	—	318.2	—	—	16.1	334.3
Shares issued under stock compensation programs	225,255	—	1.6	—	—	—	—	1.6
Shares repurchased for payment of taxes on stock awards	(60,926)	—	(7.0)	—	—	—	—	(7.0)
Tax adjustments due to vestings and exercises	—	—	1.2	—	—	—	—	1.2
Amortization of stock compensation	—	—	30.1	—	—	—	—	30.1
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Dividends paid, $0.64 per share	—	—	—	(29.4)	—	—	—	(29.4)
Change in pension liabilities, net of tax	—	—	—	—	—	(32.9)	—	(32.9)
Foreign currency translation adjustments	—	—	—	—	—	(181.9)	—	(181.9)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(20.6)	(20.6)
Acquisition of redeemable noncontrolling interest	—	—	0.8	—	—	—	—	0.8
December 31, 2016	45,213,832	$0.5	1,013.3	2,333.0	(6.0)	(551.1)	25.0	$2,814.7
(1) Excludes net income attributable to redeemable noncontrolling interest of $0.1 and $1.6 for the years ended December 31, 2016 and 2015, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2016	2015	2014
Cash flows provided by operating activities:
Net income	$334.4	446.3	388.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	141.8	108.1	94.4
Equity earnings from real estate ventures	(33.8)	(77.4)	(48.3)
(Gain) loss on the disposition of assets	(10.3)	(0.7)	3.1
Distributions of earnings from real estate ventures	30.9	51.2	19.5
Provision for loss on receivables and other assets	21.3	14.5	8.2
Amortization of deferred compensation	30.1	22.7	20.2
(Gains) losses on mortgage servicing rights and derivatives	(23.5)	0.8	—
Other	20.0	2.4	(3.9)
Accretion of interest and amortization of debt issuance costs	7.8	7.0	8.9
Change in:
Receivables	(335.0)	(400.7)	(264.0)
Prepaid expenses and other assets	(68.2)	(44.9)	(48.8)
Deferred tax assets, net	(1.5)	3.4	19.8
Accounts payable, accrued liabilities, and accrued compensation	100.5	243.1	301.8
Net cash provided by operating activities	214.5	375.8	498.9
Cash flows used in investing activities:
Net capital additions – property and equipment	(216.2)	(147.8)	(132.7)
Acquisition of investment properties (less than wholly-owned)	(99.8)	(1.3)	(24.2)
Proceeds from the sale of assets	34.0	7.4	1.2
Business acquisitions, net of cash acquired	(483.9)	(391.6)	(38.2)
Capital contributions to real estate ventures	(96.4)	(47.6)	(56.4)
Distributions of capital from real estate ventures	58.3	49.2	62.4
Restricted cash and other	2.0	(52.9)	—
Net cash used in investing activities	(802.0)	(584.6)	(187.9)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings under credit facility	3,145.0	2,173.0	1,664.0
Repayments of borrowings under credit facility	(2,456.0)	(1,889.2)	(1,827.8)
Payments of deferred business acquisition obligations and earn-outs	(53.9)	(51.8)	(39.3)
Shares repurchased for payment of employee taxes on stock awards	(7.0)	(10.1)	(16.0)
Common stock issued under compensation plans including tax benefit	2.8	12.0	12.1
Payment of dividends	(29.4)	(25.6)	(21.9)
Noncontrolling interest (distributions) contributions, net	11.3	(1.5)	11.4
Other, net	23.6	(15.2)	14.5
Net cash provided by (used in) financing activities	636.4	191.6	(203.0)
Effect of currency exchange rate changes on cash and cash equivalents	(7.0)	(16.6)	(10.3)
Net change in cash and cash equivalents	41.9	(33.8)	97.7
Cash and cash equivalents, beginning of the year	216.6	250.4	152.7
Cash and cash equivalents, end of the year	$258.5	216.6	250.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34.8	21.7	20.2
Income taxes, net of refunds	143.6	155.6	88.5
Non-cash investing activities:
Business acquisitions, contingent consideration	$103.3	105.1	10.3
Capital leases	9.8	6.7	21.2
Deconsolidation of investment properties (less than wholly-owned)	63.4	—	—
Non-cash financing activities:
Deferred business acquisition obligations	$62.7	23.1	21.5
Redeemable noncontrolling interest	—	—	14.2
Deconsolidation of noncontrolling interest and related debt	65.2	—	—
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide with over 77,000 employees, including approximately 38,900 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional, and global level to owner, occupier, and investor clients. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 4.4 billion square feet worldwide as of December 31, 2016. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with approximately $60.1 billion of assets under management (unaudited) as of December 31, 2016.
The following table shows the revenue for the major product categories into which we group these services. Individual regions and markets focus on different property types, depending on local requirements and market conditions.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Real Estate Services:
Leasing	$1,759.2	1,669.2	1,540.0
Capital Markets & Hotels	972.1	956.9	822.9
Property & Facility Management	1,902.5	1,550.6	1,523.7
Project & Development Services	1,195.2	882.1	709.3
Advisory, Consulting and Other	567.0	509.9	465.6
LaSalle Investment Management	407.8	397.0	368.1
Total revenue	$6,803.8	5,965.7	5,429.6
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships, and governmental (public sector) entities. Increasingly, we are offering services to smaller middle-market companies looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through LaSalle. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery, and strong brand are attributes that enhance our services.

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
When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and certain partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" drives the accounting. We identify the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform this analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE under the equity method or at fair value.

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
For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to the Company. The Company evaluates whether noncontrolling interests possess any redemption features outside of the Company's control. If such features are determined to exist, the noncontrolling interests are presented outside of permanent equity on our Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value as of each balance sheet date through a charge to Additional paid-in capital, if necessary. If classification and presentation outside of permanent equity is not considered necessary, noncontrolling interests are presented as a component of permanent equity on our Consolidated Balance Sheets. On our Consolidated Statements of Comprehensive Income, revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests, and the income or loss attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest.
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

($ in millions)
Redeemable noncontrolling interests as of December 31, 2014	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net income	1.6
Impact of exchange rate movements	(1.1)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
Acquisition of redeemable noncontrolling interest (1)	(3.6)
Net income	0.1
Impact of exchange rate movements	(0.8)
Redeemable noncontrolling interests as of December 31, 2016	$6.8
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $0.8 million and $0.2 million representing the difference between the redemption value and the carrying value of the acquired interest as of December 31, 2016 and 2015, respectively.
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, investments in real estate ventures, goodwill, intangible assets, derivative financial instruments, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.
These estimates and assumptions are based on management's best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets, and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Although actual amounts will likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition
We earn revenue from the following principal sources:
•Transaction commissions;
•Advisory and management fees;
•Incentive fees; and
•Project and development management fees.
We recognize transaction commissions related to leasing services and capital markets services as revenue when we provide the related services, unless future contingencies exist. Advisory and management fees related to property and facility management services, valuation services, consulting services, mortgage servicing, and investment management are recognized in the period in which we perform the related services. We recognize incentive fees in the period earned, based on the performance of funds' investments, contractual benchmarks, and other contractual formulas. If future contingencies exist, we defer recognition of the related revenue until the respective contingencies have been satisfied.
We recognize project and development management, including construction management, fees by applying the percentage of completion method of accounting. The costs incurred to total estimated costs method is used to determine the extent of progress towards completion.
Gross and Net Accounting
We follow the guidance of the Financial Accounting Standards Board's ("FASB's") Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, when accounting for reimbursements received from clients. In certain parts of our business, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, for client assignments in property and facility management and in project and development services accounted for on a gross basis, we identify the reimbursable gross contract costs, including vendor and subcontractor costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.
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
We account for the majority of our service contracts on a net basis. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income, or cash flows.

Contracts accounted for on a gross basis resulted in certain reimbursable costs reflected in both revenue and operating expenses (gross contract costs) of $1,023.5 million, $801.3 million, and $727.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Financing Receivables
We account for Trade receivables, Notes and other receivables, Long-term receivables, and Warehouse receivables as financing receivables.
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $402.9 million and $374.6 million as of December 31, 2016 and 2015, respectively.
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
The following table details the changes in the allowance for uncollectible receivables.

($ in millions)	2016	2015	2014
Allowance as of January 1,	$23.2	17.9	18.8
Charged to income	21.3	14.5	8.2
Write-off of uncollectible receivables	(7.6)	(8.7)	(7.8)
Reserves acquired from acquisitions	0.3	0.3	0.9
Impact of exchange rate movements and other	(0.1)	(0.8)	(2.2)
Allowance as of December 31,	$37.1	23.2	17.9
Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the age profile of outstanding balances, the contractual terms of repayment, and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current developments, and the status of our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments result in a determination that payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance considered uncollectible is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on our Consolidated Financial Statements.

Warehouse Receivables
We originate mortgages upon receiving contractual purchase commitments from government-sponsored enterprises ("GSEs") such as the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (Ginnie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). Loans (hereinafter also referred to as Warehouse receivables) are funded directly to borrowers by our warehouse facilities at prevailing market rates and are generally repaid within a 45 day period after origination when the GSEs buy the loans; we retain certain servicing rights upon sale of the mortgage loan. We carry Warehouse receivables at the lower of cost or fair value. Historically, we have not experienced credit quality deterioration or balances considered uncollectible with respect to our warehouse receivables. Upon surrender of control over the warehouse receivables, we account for the transfer as a sale. As of December 31, 2016 and 2015, all of our Warehouse receivables were under commitment to be purchased by a GSE and accordingly are classified as held-for-sale. We typically retain no exposure for credit losses on loans subsequent to sale, except for loans under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program.
See Note 13 for additional information on the risk of loss retained related to DUS program loans.
Contractually specified servicing fees related to sold warehouse receivables were $37.0 million, $7.9 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
We retain certain servicing rights in connection with the origination and sale of mortgage loans. We initially record mortgage servicing rights ("MSR") based on the fair value of these rights on the date the loans are sold, which could result in net gains which we record as Revenue on our Consolidated Statements of Comprehensive Income. As of December 31, 2016 and 2015, we had $160.8 million and $163.0 million, respectively, of MSR carried at the lower of amortized cost or fair value in Identified intangibles on our Consolidated Balance Sheets.
We amortize servicing rights in proportion to and over the estimated period that net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. There have been no instances of impairment during the three-year period ended December 31, 2016; however an increase in loan prepayment activity as well as deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $180.0 million and $167.2 million as of December 31, 2016 and 2015, respectively.
See Note 4 and for additional information on mortgage servicing rights.
Restricted Cash
Restricted cash primarily consists of cash amounts set aside to satisfy legal or contractual requirements arising in the normal course of business. We are restricted in our ability to withdraw these funds other than for their specified use. Restricted cash of $72.2 million and $75.6 million as of December 31, 2016 and 2015, respectively, was included in Other current assets on our Consolidated Balance Sheets.
Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the years ended December 31, 2016, 2015 or 2014.

We calculate depreciation and amortization on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $117.7 million, $97.2 million, and $84.2 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives for each of these asset categories.

	December 31,
($ in millions)	2016	2015	Depreciable Life
Furniture, fixtures and equipment	$100.8	82.8	3 to 10 years
Computer equipment and software	589.9	510.6	2.5 to 7 years
Leasehold improvements	239.2	209.3	1 to 12 years
Automobiles and other	59.1	69.8	4 to 30 years
Total	989.0	872.5
Less: Accumulated depreciation	488.0	449.2
Net property and equipment	$501.0	423.3
Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the majority of businesses we have acquired, we have recorded significant goodwill and intangible assets resulting from these acquisitions. Intangible assets are initially recorded at their respective acquisition date fair value and amortized over their estimated useful lives. They primarily represent management contracts and customer backlogs acquired as part of our acquisitions.
We evaluate goodwill for impairment at least annually. ASC Topic 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We define our four reporting units as the three geographic regions of RES: (1) Americas, (2) Europe, Middle East and Africa ("EMEA"), and (3) Asia Pacific; and (4) LaSalle, which offers investment management services on a global basis.
We have considered qualitative and quantitative factors while performing our annual impairment test of goodwill and determined it is not more-likely-than-not the fair value of the reporting units are less than their carrying values. In performing our assessment, we primarily considered (1) macroeconomic and industry trends, (2) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (3) near term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (4) our market capitalization in relation to the aggregate carrying value of our net assets.
In addition to our annual impairment evaluation, we evaluate whether events or circumstances have occurred in the period subsequent to our annual impairment testing that indicate it is more-likely-than-not an impairment loss has occurred. It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between the Company's market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the carrying values of the net assets of their respective businesses.
We evaluate our Identified intangibles for impairment annually or more frequently if other events or circumstances indicate the carrying value may be impaired.
See Note 4 for additional information on business combinations, goodwill and other intangible assets.

Investments in Real Estate Ventures
We invest in certain ventures that primarily own and operate commercial real estate across a wide array of sectors including retail, residential, and office on a global basis. Historically, these investments have primarily been co-investments in funds our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of equity ownership interests generally ranging from less than 1% to 10% of the respective ventures and based upon investment-specific objectives, are typically formed with anticipated five to nine year investment periods. During the course of investment periods, in many instances the terms of the underlying investment agreements limit the transferability of the Company's ownership interests to distinct events or circumstances, the timing or existence of which cannot be estimated. When in place, such restrictions are a result of the Company's role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments at fair value utilizing information provided by investees, however, as further discussed below, we report certain of our investments under the equity method.
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
For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments as of the balance sheet date is determined generally using net asset value ("NAV") per share (or its equivalent), an unobservable input in the fair value hierarchy, provided by the investee. See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.
For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (1) increased by contributions made and by our share of net income earned by the real estate ventures, and (2) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on our Consolidated Statements of Comprehensive Income as Equity earnings from real estate ventures.
We evaluate our investments in real estate ventures accounted for under the equity method for other-than-temporary impairment on a quarterly basis, or as events or changes in circumstances warrant such an evaluation. Our evaluations consider the existence of impairment indicators in the underlying real estate assets that compose the majority of our investments. We base such evaluations, in regard to both the investment and the investment’s underlying asset levels, on regular updates to future cash flow models, our share of co-investment cash flows, and factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. If an investment is considered other than temporarily impaired, we record the excess of the carrying value over the estimated fair value as an impairment charge.
Impairment charges to write down the carrying value of the real estate assets underlying our investments, our proportionate share of which is recognized within Equity earnings from real estate ventures, are generally the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value.
See Notes 5 and 9 for additional information on investments in real estate ventures.

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
See Note 6 for additional information on our stock-based compensation plans.
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
An increase or decrease in a deferred tax asset or liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is established if we believe it is more-likely-than-not all or some portion of a deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the ability to realize the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.
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
The revaluations of our foreign currency forward contracts resulted in net losses of $14.2 million, $11.7 million, and $7.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2016.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2016, in part due to the short-term nature of these contracts.

In addition, certain loan commitments and forward sales commitments related to our Warehouse receivables meet the definition of a derivative and are recorded at fair value on our Consolidated Balance Sheets. The estimated fair value of loan commitments includes the fair value of the expected net cash flows associated with servicing of the loan, other net cash flows associated with origination and sale of the loan, and the effects of market interest rate movements. The estimated fair value of forward sale commitments includes the effects of market interest rate movements. Market interest rate movements, specifically their effect on estimated fair value, offset between loan commitments and forward sale commitments. Adjustments to the fair value are included within Revenue on the Consolidated Statements of Comprehensive Income.
See Note 9 for additional information on derivative financial instruments.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the U.S. using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of equity on our Consolidated Balance Sheets (Accumulated other comprehensive loss) and on our Consolidated Statements of Comprehensive Income (Other comprehensive income-foreign currency translation adjustments).
See Note 15 for additional information on the components of Accumulated other comprehensive loss.
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the year ended December 31, 2016, we had a net foreign currency gain of $6.2 million. For the years ended December 31, 2015 and 2014, we had net foreign currency losses of $2.0 million and $8.5 million, respectively.
The effect of currency exchange rate changes on Cash and cash equivalents is presented as a separate caption in the Consolidated Statements of Cash Flows.
Cash Held for Others
We manage significant amounts of cash and cash equivalents in our role as agent for certain of our investment and property management clients. We do not include such amounts on our Consolidated Balance Sheets.
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
Earnings Per Share; Net Income Available to Common Shareholders
The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of our common stock equivalents. Common stock equivalents consist of shares to be issued under employee stock-based compensation programs. Anti-dilutive shares were de minimus for all periods presented.
See Note 6 for additional information on our stock-based compensation plans.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is broadly expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018. We are evaluating the effect this guidance will have on our financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), as discussed below, amends and comprises ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. These ASUs, and other related ASUs, will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("GAAP") when effective. The final standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016.
We plan to apply the full retrospective approach to adopt ASC Topic 606. Based upon analyses performed to the date of this report, we anticipate ASC 606 will result in an acceleration of the timing of revenue recognition for certain transaction commissions and advisory fees that include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the existing revenue recognition framework. Additionally, while our analysis is still ongoing, we anticipate implementation of the updated principal versus agent considerations in ASC Topic 606 will result in a notable increase to the proportion of our property and facility management contracts accounted for on a gross basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We anticipate the adoption of this ASU will result in an increase to the Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with our office leases around the world, but have not yet quantified the impact. We continue to evaluate any other effect the guidance will have on our financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this ASU effective January 1, 2016 as a change in accounting principle. We elected prospective application and, therefore, we did not retrospectively adjust the comparative balance sheet information. Had we adopted ASU No. 2015-17 retrospectively, our total Deferred tax assets and total Deferred tax liabilities would have each decreased $41.3 million, as of December 31, 2015. The adoption of ASU No. 2015-17 had no impact on our consolidated statements of comprehensive income or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring them to be presented as a direct deduction from the related debt liability on the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits the presentation of debt issuance costs associated with line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings on the arrangement. ASU No. 2015-03 is effective for annual and interim periods in fiscal years beginning after December 15, 2015, and requires retrospective application, and ASU No. 2015-15 is effective upon the adoption of ASU No. 2015-03. We adopted ASU No. 2015-03 (and therefore ASU No. 2015-15) effective January 1, 2016 as a change in accounting principle. As retrospective application is required, we adjusted the comparative balance sheet information; we have reclassified debt issuance costs of $18.1 million as of December 31, 2015 from Other assets to Credit facility ($15.4 million) and Long-term senior notes ($2.7 million). The adoption of ASU No. 2015-03 had no impact on our consolidated statements of comprehensive income or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted ASU No. 2015-02 effective January 1, 2016 as a change in accounting principle and elected modified retrospective application. The adoption of ASU No. 2015-02 had no material impact on our financial statements and related disclosures.

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
We have reclassified certain prior year amounts to conform to the current presentation. These reclassifications have not been material and have not affected reported net income. For segment reporting, gross contract costs and Net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base and operating margins. See Note 2 for additional information on our gross and net accounting policies. In addition, our measure of segment results excludes Restructuring and acquisition charges.

The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) Net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of December 31, 2016, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following.

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Head of Capital Markets

•	Global Chief Human Resources Officer
Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Real Estate Services
Americas
Revenue	$2,965.9	2,605.5	2,319.1
Gross contract costs	(192.0)	(212.1)	(210.4)
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8	—
Total fee revenue	2,750.4	2,394.2	2,108.7
Operating expenses:
Compensation, operating and administrative expenses	2,620.6	2,297.1	2,045.3
Depreciation and amortization	84.6	63.2	55.2
Total segment operating expenses	2,705.2	2,360.3	2,100.5
Gross contract costs	(192.0)	(212.1)	(210.4)
Total fee-based segment operating expenses	2,513.2	2,148.2	1,890.1
Segment operating income	260.7	245.2	218.6
Equity earnings	1.2	5.9	0.8
Total segment income	$261.9	251.1	219.4

EMEA
Revenue	$2,077.5	1,803.1	1,632.6
Gross contract costs	(563.3)	(397.4)	(316.4)
Total fee revenue	1,514.2	1,405.7	1,316.2
Operating expenses:
Compensation, operating and administrative expenses	1,961.3	1,631.2	1,488.0
Depreciation and amortization	37.1	27.2	23.8
Total segment operating expenses	1,998.4	1,658.4	1,511.8
Gross contract costs	(563.3)	(397.4)	(316.4)
Total fee-based segment operating expenses	1,435.1	1,261.0	1,195.4
Segment operating income	79.1	144.7	120.8
Equity (losses) earnings	(0.1)	0.8	—
Total segment income	$79.0	145.5	120.8

Continued: Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Real Estate Services
Asia Pacific
Revenue	$1,352.6	1,160.1	1,109.8
Gross contract costs	(268.2)	(191.8)	(201.1)
Total fee revenue	1,084.4	968.3	908.7
Operating expenses:
Compensation, operating and administrative expenses	1,248.9	1,058.1	1,012.7
Depreciation and amortization	17.3	15.5	13.3
Total segment operating expenses	1,266.2	1,073.6	1,026.0
Gross contract costs	(268.2)	(191.8)	(201.1)
Total fee-based segment operating expenses	998.0	881.8	824.9
Segment operating income	86.4	86.5	83.8
Equity earnings	1.1	0.7	0.4
Total segment income	$87.5	87.2	84.2

LaSalle
Revenue	$407.8	397.0	368.1
Operating expenses:
Compensation, operating and administrative expenses	322.1	307.3	281.0
Depreciation and amortization	2.8	2.2	2.1
Total segment operating expenses	324.9	309.5	283.1
Segment operating income	82.9	87.5	85.0
Equity earnings	31.5	70.1	47.0
Total segment income	$114.4	157.6	132.0

Segment Reconciling Items
Total revenue	6,803.8	5,965.7	5,429.6
Total segment operating expenses before restructuring and acquisition charges	6,294.7	5,401.8	4,921.5
Operating income before restructuring and acquisition charges	509.1	563.9	508.1
Restructuring and acquisition charges	68.5	34.1	42.5
Operating income	$440.6	529.8	465.6

Identifiable assets by segment are those assets used by or result from each segment's business. Corporate assets are principally cash and cash equivalents, software, and computer hardware. The following table reconciles segment identifiable assets and investments in real estate ventures to consolidated amounts.

	December 31, 2016		December 31, 2015
($ in millions)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$4,001.0	10.7	$3,174.7	9.4
EMEA	1,864.7	2.8	1,486.7	1.0
Asia Pacific	1,065.3	7.5	901.2	3.8
LaSalle	558.6	334.4	513.9	297.3
Corporate	139.8	—	110.6	—
Consolidated	$7,629.4	355.4	$6,187.1	311.5
The table below reconciles segment property and equipment expenditures to consolidated expenditures.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Real Estate Services:
Americas	$141.6	55.5	62.9
EMEA	54.2	42.9	40.4
Asia Pacific	16.1	14.4	16.4
LaSalle	67.9	8.4	2.0
Corporate	36.2	27.9	35.2
Total capital expenditures (1)	316.0	149.1	156.9
(1) Included in total capital expenditures for the years ended December 31, 2016, 2015 and 2014, were $99.8 million, $1.3 million, and $24.2 million, respectively, related to acquisition of investment properties by less than wholly-owned consolidated VIEs.
The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE			TOTAL ASSETS
	Year Ended December 31,			December 31,
($ in millions)	2016	2015	2014	2016	2015
United States dollar	$2,948.5	2,536.4	2,214.1	$4,615.3	3,635.3
British pound	1,007.3	915.5	833.4	1,005.3	839.5
Euro	880.7	748.7	701.8	581.0	497.4
Australian dollar	345.9	303.0	303.1	215.5	212.1
Hong Kong dollar	246.9	186.7	170.5	161.1	129.0
Indian rupee	216.2	189.4	155.1	182.0	150.1
Japanese yen	199.1	170.0	155.1	89.5	53.1
Chinese yuan	196.2	178.6	169.2	147.2	107.2
Singapore dollar	104.0	123.2	157.7	131.8	123.1
Other currencies	659.0	614.2	569.6	500.7	440.3
	$6,803.8	5,965.7	5,429.6	$7,629.4	6,187.1
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries represented approximately 6% and 5% of our total assets as of December 31, 2016 and 2015, respectively.

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2016 Business Combinations Activity
During the year ended December 31, 2016, we completed 28 new acquisitions, as presented in the below table. These acquisitions continued to expand our capabilities and increase our presence in key regional markets.

Acquired Company	Quarter of Acquisition	Primary Country	Primary Service Line
ACREST	Q1	Germany	Property & Facility Management
Big Red Rooster	Q1	United States	Project & Development Services
Bill Goold Realty	Q1	Canada	Capital Markets & Hotels
Cobertura SA	Q1	Portugal	Capital Markets & Hotels
Colliers Baltimore	Q1	United States	Leasing/Property & Facility Management
Huntley, Mullaney, Spargo & Sullivan, Inc.	Q1	United States	Capital Markets & Hotels
Morii Appraisal and Investment Consulting	Q1	Japan	Advisory, Consulting and Other
Strategic Advisory Group	Q1	United States	Advisory, Consulting and Other
Trussard Property Consultants	Q1	South Africa	Leasing
Washington Partners	Q1	United States	Leasing
CTH	Q2	France	Project & Development Services
Dazheng	Q2	China	Advisory, Consulting and Other
Harry K. Moore	Q2	United States	Leasing
Merritt & Harris	Q2	United States	Project & Development Services
Procofin	Q2	Finland	Project & Development Services
Véronique Nocquet	Q2	France	Leasing
BRG	Q3	United States	Property & Facility Management
Integral UK Ltd.	Q3	England	Property & Facility Management
MSCI Global Occupiers	Q3	England	Advisory, Consulting and Other
PDM International	Q3	Greater China	Project & Development Services
Sage Capital Advisors	Q3	United States	Capital Markets & Hotels
Travis Commercial Real Estate Services	Q3	United States	Leasing
Advanced Technologies Group (ATG)	Q4	United States	Advisory, Consulting and Other
Integra Realty Resources - Houston LLC	Q4	United States	Advisory, Consulting and Other
Integra Realty Resources - Dallas LLC	Q4	United States	Advisory, Consulting and Other
Integra Realty Resources - Chicago	Q4	United States	Advisory, Consulting and Other
PMX	Q4	Canada	Project & Development Services
AVS	Q4	Australia	Capital Markets & Hotels
Aggregate terms of these acquisitions included: (1) cash paid at closing of $483.9 million, (2) guaranteed deferred consideration of $62.7 million subject only to the passage of time and (3) contingent earn-out consideration of $103.3 million subject to provisions that will be paid upon certain performance conditions being met which are recorded at their acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $529.8 million, identifiable intangibles of $104.5 million, and other net assets (acquired assets less acquired liabilities) of $15.6 million. As of December 31, 2016, we have not completed our analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocations for these acquisitions have not been completed. These preliminary purchase price allocations will be subject to further refinement and may result in changes to the allocation of consideration and the fair value assigned to all tangible and intangible assets acquired and identified.

These acquisitions are individually immaterial, but deemed material in aggregate. Our Consolidated Statements of Comprehensive Income for the year ending December 31, 2016, includes revenue of $387.6 million for these acquisitions and an immaterial amount of net income.
The following table provides unaudited pro forma results of operations as if all 2016 acquisitions occurred on January 1, 2015.

Unaudited Pro Forma Results of Operations for the Year Ended December 31,
($ in millions)	2016	2015
Revenue	$7,268.0	6,844.1
Net income attributable to common shareholders	341.4	473.2
These unaudited pro forma results of operations include adjustments for intangible amortization based on our current estimate of the fair value of identifiable intangibles acquired and their associated useful lives as well as an interest expense adjustment based on our estimate of interest that would have been incurred had these acquisitions occurred on January 1, 2015. These unaudited pro forma adjustments are subject to change within the measurement period because the fair value assessments these adjustments are based on are not finalized. In addition, these unaudited pro forma results do not reflect the cost of integration activities or benefits that may result from synergies that may be derived from these acquisitions. Accordingly, these unaudited pro forma results of operations are not necessarily indicative of the results which may occur in the future.
During the year ended December 31, 2016, we also paid $53.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. In addition, we paid $2.8 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Of the $539.8 million of total additions to goodwill in 2016, we anticipated being able to amortize and deduct $176.4 million for tax purposes as of December 31, 2016.
2015 Business Combinations Activity
During the year ended December 31, 2015, we completed 20 new acquisitions: 9 located in Americas, 8 located in EMEA, and 3 located in Asia Pacific.
The aggregate terms of these acquisitions included: (1) cash paid at closing of $373.0 million, (2) guaranteed deferred consideration subject only to the passage of time of $23.1 million, (3) contingent earn-out consideration of $105.1 million subject to provisions that will be paid upon certain performance conditions being met which are recorded at their acquisition date fair value.
As of December 31, 2015, a preliminary allocation of this purchase consideration resulted in goodwill of $280.8 million, identifiable intangibles of $200.6 million, and other net assets (acquired assets less acquired liabilities) of $19.8 million. As of December 31, 2015, we had not completed our analysis to assign fair values to all tangible and intangible assets acquired and therefore the purchase price allocations for these acquisitions was not final.
During the year ended December 31, 2016, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2015. These adjustments resulted in a $10.0 million increase to goodwill and related decreases of $4.5 million and $5.5 million to mortgage servicing rights intangible assets and other net assets acquired (assets less acquired liabilities), respectively.
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

Earn-Out Payments
As of December 31, 2016, we had the potential to make a maximum of $435.0 million (undiscounted) in earn-out payments on 52 completed acquisitions, subject to the achievement of certain performance criteria. We have accrued $229.6 million, representing the fair value of these obligations as of December 31, 2016, which is included in Other current and Other long-term liabilities on our Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate these earn-out payments will be made over the next six years. Adjustments to earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Restructuring and acquisition charges in the Consolidated Statements of Comprehensive Income. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. As of December 31, 2016, the goodwill and unamortized intangibles consists of: (1) goodwill of $2,579.3 million with indefinite useful lives that are not amortized, (2) identifiable intangibles of $286.2 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized.
The following table details, by reporting segment, the annual movements in goodwill.

($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2014	$1,008.3	650.4	230.8	18.4	1,907.9
Additions, net of adjustments	153.7	92.7	41.9	—	288.3
Impact of exchange rate movements	(0.9)	(46.9)	(6.1)	(0.8)	(54.7)
Balance as of December 31, 2015	1,161.1	696.2	266.6	17.6	2,141.5
Additions, net of adjustments	244.3	253.8	41.7	—	539.8
Impact of exchange rate movements	0.7	(98.3)	(2.2)	(2.2)	(102.0)
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	2,579.3

The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
($ in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2014	$8.6	94.8	43.8	9.5	7.0	163.7
Additions, net of adjustments	163.0	30.8	6.9	5.3	—	206.0
Impact of exchange rate movements	—	(0.1)	(2.2)	(0.5)	(0.7)	(3.5)
Balance as of December 31, 2015	171.6	125.5	48.5	14.3	6.3	366.2
Additions, net of adjustments	21.5	41.8	52.5	10.2	—	126.0
Impairments (1)	—	—	—	—	(6.5)	(6.5)
Impact of exchange rate movements	—	(0.2)	(9.9)	(0.3)	0.3	(10.1)
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	475.6

Accumulated Amortization
Balance as of December 31, 2014	$(2.8)	(82.1)	(31.0)	(8.9)	(0.1)	(124.9)
Amortization expense	(5.8)	(6.3)	(3.8)	(0.7)	—	(16.6)
Impact of exchange rate movements	—	—	2.2	0.3	—	2.5
Balance as of December 31, 2015	(8.6)	(88.4)	(32.6)	(9.3)	(0.1)	(139.0)
Amortization expense	(23.7)	(10.8)	(11.0)	(2.3)	—	(47.8)
Impact of exchange rate movements	—	0.5	5.6	0.1	—	6.2
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	(180.6)

Net book value as of December 31, 2016	$160.8	68.4	53.1	12.7	—	295.0
(1) In the third quarter of 2016, we fully impaired an indefinite-lived intangible asset related to a 2011 acquisition of an Australian property fund management business.
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their useful lives. The remaining weighted average amortization period of MSRs and other identifiable intangible assets is 4.37 years and 3.30 years, respectively, and the remaining estimated future amortization expense by year as of December 31, 2016 is presented in the following table.

($ in millions)	MSRs	Other Intangibles	Total
2017	$32.1	$26.9	$59.0
2018	25.1	23.7	48.8
2019	21.6	21.7	43.3
2020	18.2	19.2	37.4
2021	14.8	13.1	27.9
Thereafter	49.0	20.8	69.8
Total	$160.8	$125.4	$286.2

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2016 and 2015, we had investments in real estate ventures of $355.4 million and $311.5 million, respectively.
Approximately two-thirds of our investments are direct co-investments in 52 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining one-third of our Investments in real estate ventures as of December 31, 2016 were attributable to investment vehicles that use our capital and outside capital, primarily provided by institutional investors, to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
Typically, our investments in real estate ventures are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life, which is generally five to seven years.
As of December 31, 2016, LIC II had unfunded capital commitments to underlying funds of $61.5 million and a $10.0 million revolving credit facility (the "LIC II Facility"), principally for working capital needs. LIC II's exposure to the liabilities and losses of the underlying real estate ventures in which it has invested is limited to existing capital contributions and remaining unfunded capital commitments. Considering our proportionate share of LIC II's commitments to underlying funds and our exposure to fund our proportionate share of the then outstanding balance on the LIC II Facility, our maximum potential unfunded commitment to LIC II was $68.8 million as of December 31, 2016. We expect LIC II to draw down on our commitment over the next two to four years to satisfy its existing commitments to underlying real estate ventures.
The following table summarizes the above discussion relative to LIC II:

($ in millions)	December 31, 2016
Our effective ownership interest in co-investment vehicle	48.78%
Our maximum potential unfunded commitments in LIC II	$68.8
Our share of LIC II's unfunded capital commitments to underlying funds	30.0
Our share of exposure on LIC II's outstanding borrowings	0.7
Our maximum exposure, assuming LIC II's facility is fully drawn	4.9
Exclusive of our LIC II commitment structure, we have potential unfunded commitment obligations to other similar investment vehicles or direct investments, the aggregate maximum of which is $139.8 million as of December 31, 2016.
Our investments in real estate ventures include investments in entities classified as VIEs, which we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $7.3 million and $2.1 million as of December 31, 2016 and 2015, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL. During the fourth quarter of 2016, we deconsolidated two VIEs due to changes in the decision-making rights of the ownership parties or a reduction in our ownership percentage. The deconsolidation had no material impact on our Consolidated Statement of Comprehensive Income for the year ended December 31, 2016.

Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
($ in millions)	2016	2015
Property and equipment, net	$13.8	32.6
Investments in real estate ventures	10.3	6.6
Other assets (1)	40.7	4.9
Total assets	$64.8	44.1

Mortgage indebtedness	$9.7	25.8
Other liabilities (1)	35.0	—
Total liabilities	44.7	25.8
Members' equity	20.1	18.3
Total liabilities and members' equity	$64.8	44.1
(1) Balances primarily represent investments or properties and their corresponding liabilities, classified as held-for-sale.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Revenue (2)	$6.6	8.5	4.2
Operating and other expenses	(7.1)	(3.9)	(3.9)
Gain on sale of investments	13.3	1.4	—
Net income	$12.8	6.0	0.3
(2) Includes $3.3 million for the year ended December 31, 2015, representing our proportionate share of the gain on the sale of real estate by an investment of one of our consolidated VIE's that was accounted for pursuant to the equity method.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Consolidated Balance Sheets and as Net income attributable to noncontrolling interest on our Consolidated Statements of Comprehensive Income, respectively.
The following tables summarize the combined financial information for our unconsolidated real estate ventures (including those held via LIC II) accounted for under equity method or at fair value.

		December 31,
($ in millions)		2016	2015
Balance Sheets:
Investments in real estate, net of depreciation		$14,780.7	12,216.7
Total assets		16,728.2	13,993.9
Mortgage indebtedness		5,480.6	4,345.9
Other borrowings		502.0	628.2
Total liabilities		6,729.7	5,608.3
Total equity		9,998.5	8,385.6

	Year Ended December 31,
($ in millions)	2016	2015	2014
Statements of Operations:
Revenue	$1,266.8	1,473.6	1,397.6
Net income	874.7	1,179.5	1,099.1

Impairment
Impairment charges on investments which were other than temporarily impaired aggregated to $1.7 million, $6.0 million, and $2.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Fair Value
We report our investments in certain real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the estimated change in fair value and this activity is reflected as gains or losses on our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The table below shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Fair value investments as of January 1,	$155.2	113.6	78.9
Investments	105.8	33.8	35.2
Distributions	(62.1)	(9.0)	(3.1)
Net fair value gains	16.6	21.1	7.1
Foreign currency translation adjustments, net	(2.8)	(4.3)	(4.5)
Fair value investments as of December 31,	$212.7	155.2	113.6
See Note 9 for additional discussion of our investments in real estate ventures reported at fair value.

6.	STOCK-BASED COMPENSATION
Jones Lang LaSalle Amended and Restated Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. Such awards include restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 550 thousand shares available for grant under the SAIP as of December 31, 2016. We also have a stock-based compensation plan for our United Kingdom-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods.
Stock-based compensation expense is included within Compensation and benefits expense on our Consolidated Statements of Comprehensive Income. Stock-based compensation expense consisted of the following.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Restricted stock unit awards	$25.5	20.7	19.3
SAYE	1.4	2.1	1.1
Total	$26.9	22.8	20.4

Restricted Stock Unit Awards
Restricted stock unit activity is presented in the below table.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2013	1,025.3	$73.09
Granted	160.5	119.88
Vested	(426.6)	60.14
Forfeited	(13.9)	80.74
Unvested as of December 31, 2014	745.3	90.43	2.38
Granted	186.3	159.30
Vested	(196.4)	78.45
Forfeited	(29.2)	94.20
Unvested as of December 31, 2015	706.0	111.78	2.03
Granted	299.3	107.74
Vested	(203.6)	96.37
Forfeited	(50.8)	117.48
Unvested as of December 31, 2016	750.9	$113.97	1.71
Unvested shares expected to vest as of December 31, 2016	750.2	$113.99	1.71
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of December 31, 2016, we had $29.6 million of unamortized deferred compensation related to unvested restricted stock units, which is anticipated to be recognized over varying periods into 2020.
Shares vested during the years ended December 31, 2016, 2015 and 2014, had grant date fair values of $19.6 million, $15.4 million, and $25.7 million, respectively. Shares granted during the years ended December 31, 2016, 2015 and 2014 had grant date fair values of $32.2 million, $29.7 million and $19.2 million, respectively.
Other Stock-Based Compensation Programs
As previously discussed, we also maintain the SAYE plan, a stock-based compensation plan for our United Kingdom-based employees. Under this plan, employees make an annual election to contribute to the plan to purchase stock at a 15% discount from the market price at the beginning of the plan's three and five year vesting periods. There were approximately 400 thousand shares available for grant under the SAYE plan as of December 31, 2016.
Options activity under the SAYE plan is presented in the following table.

	Year Ended December 31,
(options in thousands)	2016	2015
Options granted	—	76
Exercise price - options granted	$—	$125.50

Options exercised	20	82
Weighted average exercise price	$70.37	$58.84
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 128 thousand and 156 thousand options outstanding under the SAYE plan as of December 31, 2016 and 2015, respectively.

7.	RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are included in the accompanying Consolidated Statements of Comprehensive Income. For the years ended December 31, 2016, 2015 and 2014 our employer contributions were $23.4 million, $19.3 million and $17.1 million, respectively. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.
We maintain several defined contribution retirement plans for eligible non-U.S. employees. Our contributions to these plans were approximately $27.2 million, $29.0 million and $27.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Defined Benefit Plans
We maintain four defined benefit pension plans in the United Kingdom, Ireland and the Netherlands to provide retirement benefits to eligible employees. It is our policy to fund at least the minimum annual contributions required by applicable regulators. We use a December 31 measurement date for our plans.
Effective December 30, 2015 our Netherlands plan was frozen with no expected future service credit as contributions for plan participants are now made to a defined contribution plan. This transition resulted in a plan curtailment as certain obligations of the defined benefit plan, included in the projected benefit obligations and plan asset tables below, remain with the Company.
The following table provides detail of Net periodic pension cost (benefit) for these four plans.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Employer service cost - benefits earned during the period	$2.0	4.7	3.7
Interest cost on projected benefit obligation	12.3	14.5	16.1
Expected return on plan assets	(19.5)	(20.9)	(24.5)
Net amortization of deferrals	0.7	4.3	1.0
Curtailment gain	—	(0.4)	—
Recognized actuarial loss	0.2	0.2	0.2
Net periodic pension cost (benefit)	$(4.3)	2.4	(3.5)

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which represents our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans.

($ in millions)
Change in benefit obligation:	2016	2015
Projected benefit obligation, January 1,	$358.5	427.2
Service cost	2.0	4.7
Interest cost	12.3	14.5
Curtailments	—	(3.6)
Plan participants' contributions	0.1	0.4
Benefits paid	(16.2)	(10.1)
Actuarial loss (gain)	80.7	(49.6)
Changes in currency translation rates	(62.1)	(23.0)
Other	(1.4)	(2.0)
Projected benefit obligation, December 31,	$373.9	358.5

Change in plan assets:	2016	2015
Fair value of plan assets, January 1,	$384.9	414.3
Actual return on plan assets	52.6	16.3
Plan contributions	8.4	12.2
Benefits paid	(16.2)	(10.1)
Changes in currency translation rates	(63.4)	(23.4)
Other	(1.4)	(24.4)
Fair value of plan assets, December 31,	$364.9	384.9

Funded status and net amount recognized	$(9.0)	26.4

Accumulated benefit obligation, December 31,	$373.9	357.3
The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
($ in millions)	2016	2015
Pension assets - included in Other long-term assets	$11.2	30.5
Pension liabilities - included in Other long-term liabilities	(20.2)	(4.1)
Net (liability) asset recognized	$(9.0)	26.4

Actuarial losses	$90.8	59.0
Prior service costs	0.6	0.6
Accumulated other comprehensive loss	$91.2	59.6

The amounts recognized in Other comprehensive income are presented in the table below.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Current year actuarial losses (gains)	$44.2	(25.2)	57.4
Reclassification adjustments included in Net periodic pension cost	(0.9)	(4.1)	(1.2)
Change in currency translation rates	(11.7)	(3.5)	(2.4)
Total	$31.6	(32.8)	53.8
We estimate $2.4 million will be recognized from AOCI into net periodic pension cost (benefit) during 2017.
The ranges of assumptions we used in developing the projected benefit obligation as of December 31 are presented in the following table.

	2016			2015
Discount rate used in determining present values	2.00%	to	2.70%	2.50%	to	3.90%
Annual increase in future compensation levels	0.00%	to	3.65%	0.00%	to	3.50%
The ranges of assumptions we used in determining net periodic cost (benefit) for the years ended December 31 are presented in the following table.

	2016			2015			2014
Discount rate used in determining present values	2.00%	to	3.90%	2.25%	to	3.70%	4.00%	to	4.65%
Annual increase in future compensation levels	0.00%	to	3.50%	0.00%	to	3.50%	0.00%	to	3.85%
Expected long-term rate of return on assets	2.00%	to	5.90%	2.70%	to	5.80%	4.10%	to	7.00%
The discount rate assumptions used for these pension plans were derived from the expected yield of investment grade bonds with durations consistent with the liabilities of these plans. The change in these discount rates was the primary driver of the actuarial losses and gains recognized in 2016 and 2015.
The expected long-term rate of return on assets is based on the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with various asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.
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

Pension plan assets measured at fair value and cash are presented in the following table with the overall allocation of pension plan assets.

	December 31, 2016					December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Equity securities:
U.K. equities	$26.0	2.5	—	28.5	8%	$46.9	15.8	—	62.7	16%
Non-U.K. equities	89.0	14.5	—	103.5	28	104.7	22.5	—	127.2	33
Debt securities:
Corporate bonds	121.3	32.8	—	154.1	42	91.7	31.7	—	123.4	32
Government and other	14.8	2.7	—	17.5	5	7.4	11.6	—	19.0	5
Cash & cash equivalents	6.6	12.1	—	18.7	5	3.6	15.9	—	19.5	5
Other	3.6	9.8	29.2	42.6	12	1.2	9.4	22.5	33.1	9
Total	$261.3	74.4	29.2	364.9	100%	$255.5	106.9	22.5	384.9	100%
The actual asset allocation as of December 31, 2016 and 2015 approximates each plan's target asset allocation percentages.
The Company's defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payment of vested benefits under this plan. The valuation of these assets was determined based on future benefits expected to be paid under this plan and is a Level 3 measurement. These assets are included in the Other category in the tables above.
Future contributions and payments - We expect to contribute $7.6 million to our defined benefit pension plans in 2017. In addition, pension benefit payments expected to be paid as of December 31, 2016, which reflect expected future service, as appropriate, are presented in the following table.

($ in millions)	Expected future minimum pension benefit payments
2017	$15.0
2018	15.4
2019	15.9
2020	16.3
2021	16.8
2022 to 2026	91.4
Total	$170.8

8.	INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
($ in millions)	2016	2015	2014
U.S. Federal:
Current	$1.3	30.3	11.1
Deferred	(11.1)	17.8	30.3
	$(9.8)	48.1	41.4
State and Local:
Current	$8.2	5.3	6.5
Deferred	(4.0)	1.9	0.3
	$4.2	7.2	6.8
International:
Current	$105.4	81.9	66.3
Deferred	8.2	(4.4)	(16.9)
	$113.6	77.5	49.4

Total	$108.0	132.8	97.6
In 2016, our current tax expense increased by $21.8 million, and our deferred tax expense was reduced by a corresponding amount, due to the generation of net operating loss carryovers. In 2015 and 2014, our current tax expense was reduced by $16.8 million and $23.5 million, respectively, due to the utilization of prior years' net operating loss carryovers.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2016		2015		2014
Income tax expense at statutory rates	$154.8	35.0%	$202.7	35.0%	$170.0	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	2.8	0.6	5.9	1.0	5.1	1.0
Amortization of goodwill and other intangibles	(5.7)	(1.3)	(5.1)	(0.9)	(5.2)	(1.1)
Nondeductible expenses	6.7	1.5	5.4	0.9	5.1	1.0
International earnings taxed at various rates	(59.1)	(13.4)	(57.0)	(9.8)	(59.1)	(12.2)
Valuation allowances	8.3	1.9	(4.7)	(0.8)	7.4	1.5
Recognition of tax benefit, net of nondeductible indemnification asset write-off	—	—	(8.3)	(1.4)	(22.4)	(4.6)
Other, net	0.2	0.1	(6.1)	(1.1)	(3.3)	(0.5)
Total	$108.0	24.4%	$132.8	22.9%	$97.6	20.1%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 94 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. All of those countries had income tax rates lower than the combined U.S. federal and state income tax rate in 2016.
With respect to jurisdictions in which we operate with very low tax rates (those with effective national and local combined tax rates of 25% or lower), income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (20%), and the Netherlands (25%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation include Cyprus (12.5%), Ireland (12.5%), Poland (19%), and The People's Republic of China (25%). In the aggregate, these very low rate jurisdictions contributed over two-thirds of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. statutory rate in 2016. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.
In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2016 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, which represents a difference of 10% or more from the U.S. federal statutory income tax rate.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Domestic	$57.2	132.1	111.2
International	385.2	447.0	374.4
Total	$442.4	579.1	485.6
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
($ in millions)	2016	2015	2014
Deferred tax assets attributable to:
Accrued expenses	$224.2	170.5	153.0
U.S. federal and state loss and credit carryovers	21.7	6.6	14.6
Allowances for uncollectible accounts	12.7	7.1	6.8
International loss carryovers	118.1	121.0	136.9
Investments in real estate ventures	—	26.9	33.6
Pension liabilities	18.2	12.6	20.0
Other	7.4	—	—
Deferred tax assets	402.3	344.7	364.9
Less: valuation allowances	(51.7)	(51.7)	(62.0)
Net deferred tax assets	$350.6	293.0	302.9

Deferred tax liabilities attributable to:
Property and equipment	$24.3	0.6	1.6
Intangible assets	152.8	123.9	101.7
Income deferred for tax purposes	2.1	2.2	1.6
Investment in real estate ventures	11.9	—	—
Other	0.1	0.4	5.5
Deferred tax liabilities	$191.2	127.1	110.4
Net deferred taxes	$159.4	165.9	192.5
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we estimate our resulting U.S. federal and state tax liability would be approximately $204.0 million, net of the benefits of utilization of foreign tax credits.

As of December 31, 2016, we had an available U.S. net operating loss carryover of $27.1 million, which expires in 2036, U.S. state net operating loss carryovers with an aggregate benefit of $12.3 million, which expire at various dates through 2036, and international net operating loss carryovers of $535.7 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2015 to 2016 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2016, we believe it is more-likely-than-not the net deferred tax assets of $159.4 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends, and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2016, we reduced valuation allowances by $9.5 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $17.3 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of the movement in valuation allowances comparing December 31, 2016 to December 31, 2015 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2016, our net current receivable for income tax was $40.7 million, consisting of a current receivable of $121.1 million and current payable of $80.4 million, and our net noncurrent liability was $24.3 million, consisting of a noncurrent payable. As of December 31, 2015, our net current receivable for income tax was $2.3 million, consisting of a current receivable of $90.4 million and a current payable of $88.1 million.
JLL or one or more of our subsidiaries files income tax returns in the U.S. (including 47 states, 25 cities, the District of Columbia, and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, The Netherlands, Spain, and 80 other countries. Generally, the Company's open tax years include those from 2012 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2016, JLL was under examination in the United Kingdom, France, India, Indonesia, Thailand, the Philippines, and Taiwan. In the United States, JLL was under examination in the States of Massachusetts and New York.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

($ in millions)	2016	2015
Balance as of January 1	$28.3	48.5
Additions based on tax positions related to the current year	10.8	7.8
Decrease for the reversals of tax positions of prior years	(1.5)	(11.2)
Lapse of statute of limitations	—	(16.8)
Balance as of December 31	$37.6	28.3
We believe it is reasonably possible matters for which we have recorded $1.4 million of gross unrecognized tax benefits will be resolved within twelve months after December 31, 2016. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of the Company. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the year ended December 31, 2016, we recognized no interest expense or penalties. During the years ended December 31, 2015 and 2014, we recognized approximately $0.1 million and $0.5 million, respectively, in interest expense and no penalties. We had approximately $1.7 million and $1.8 million of accrued interest related to income taxes as of December 31, 2016 and 2015, respectively.

9.	FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurements date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
We had no transfers among levels of valuations during the years ended December 31, 2016 and 2015. Our policy is to recognize transfers at the end of quarterly reporting periods.
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
We estimated the fair value of our Long-term senior notes as $284.9 million and $282.0 million as of December 31, 2016 and 2015, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $272.7 million and $272.3 million as of December 31, 2016 and 2015, and includes debt issuance costs of $2.3 million and $2.7 million, respectively.
We record Warehouse receivables at the lower of cost or fair value based on the commitment purchase price. When applicable, we determine the fair value of Warehouse receivables based on readily observable Level 2 inputs.
Investments in Real Estate Ventures at Fair Value
We report certain direct investments in real estate ventures at fair value, for which we increase or decrease our investment each reporting period by the change in the fair value of these investments. We report these fair value adjustments on our Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each ventures, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2016 and 2015, investments in real estate ventures at fair value were $212.7 million and $155.2 million. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2016		2015
($ in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$8.7	—	9.5	—
Deferred compensation plan assets	173.0	—	134.3	—
Mortgage banking derivative assets	—	31.4	—	—
Total assets at fair value	$181.7	31.4	143.8	—
Liabilities
Foreign currency forward contracts payable	$22.9	—	21.2	—
Deferred compensation plan liabilities	169.5	—	129.4	—
Earn-out liabilities	—	229.6	—	127.3
Mortgage banking derivative liabilities	—	15.9	—	—
Total liabilities at fair value	$192.4	245.5	150.6	127.3
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Consolidated Balance Sheet as current assets and current liabilities. We determine the fair value of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of December 31, 2016 and 2015, these contracts had a gross notional value of $1.90 billion ($1.39 billion on a net basis) and $2.28 billion ($1.26 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $8.7 million asset as of December 31, 2016 was comprised of gross contracts with receivable positions of $8.9 million and payable positions of $0.2 million. The $22.9 million liability position as of December 31, 2016 was comprised of gross contracts with receivable positions of $1.3 million and payable positions of $24.2 million. As of December 31, 2015, the $9.5 million asset was comprised of gross contracts with receivable positions of $10.0 million and payable positions of $0.5 million. The $21.2 million liability position as of December 31, 2015, was comprised of gross contracts with receivable positions of $0.9 million and payable positions of $22.1 million.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Consolidated Balance Sheet as of December 31, 2016 as Deferred compensation plan assets of $173.0 million, long-term deferred compensation liabilities of $169.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million. We recorded this plan on our Consolidated Balance Sheet as of December 31, 2015 as Deferred compensation plan assets of $134.3 million, long-term deferred compensation liabilities of $129.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million.

Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include significant unobservable inputs. We base the fair value of our earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria are determined based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. See Note 4, Business Combinations, Goodwill and Other Intangibles, for additional discussion of our earn-out liabilities.
Mortgage Banking Derivatives
In the normal course of business, we enter into simultaneous contractual commitments to originate and sell multi-family mortgage loans at fixed prices with fixed expiration dates. Commitments to borrowers become effective when the borrowers "lock-in" a specified interest rate and maximum principal balance for an established time frame (hereinafter referred to as an interest rate lock commitment or "IRLC"). All mortgagors are evaluated for creditworthiness prior to execution of an IRLC.
We are exposed to market interest risk (the risk of movement in market interest rates following the execution of an IRLC) until a loan is funded and onwards through delivery. To mitigate the effect of the interest rate risk inherent in providing IRLCs to borrowers, we simultaneously enter into a forward commitment to sell the eventual loan associated with the IRLC to a GSE or other investor. Similar to the IRLC, the forward sale commitment locks in an interest rate, maximum principal balance, and price for the sale of the loan. Ultimately, the terms of the forward sale commitment and the IRLC are matched in substantially all respects, with the objective of eliminating market interest rate and other balance sheet risk to the extent practical. As an additional element of protection, forward sale commitments extend for a longer period of time as compared to IRLCs to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan in accordance with the terms of the sale commitment.
The fair value of our rate lock commitments to borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan (Level 3) and the effects of interest rate movements between the date of the IRLC and the balance sheet date based on applicable published US Treasury prices (Level 2).
The fair value of our forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Consolidated Statements on Comprehensive Income and are considered Level 3.

The tables below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2015	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of December 31, 2016
Earn-out liabilities	$127.3	13.5	(8.7)	103.3	(5.8)	229.6
Mortgage banking derivative assets and liabilities, net	—	6.2	—	22.6	(13.3)	15.5

(in millions)	Balance as of December 31, 2014	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of December 31, 2015
Earn-out liabilities	$25.1	2.4	(1.8)	105.1	(3.5)	127.3
Net change in fair value, included in the tables above, are reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Other current liabilities/Other liabilities - Earn-out liabilities	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may not be able to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the years ended December 31, 2016, 2015 or 2014. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

	December 31,
($ in millions)	2016	2015
Short-term borrowings:
Local overdraft facilities	$31.6	24.6
Other short-term borrowings	57.9	24.6
Total short-term borrowings	89.5	49.2
Credit facility, net of debt issuance costs of $19.6 and $15.4	905.4	239.6
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.3 and $2.7	272.7	272.3
Total debt	$1,267.6	561.1
Credit Facility
On June 21, 2016, we amended and expanded our credit facility (the "Facility"), which resulted in: (1) an increase in our borrowing capacity from $2.0 billion to $2.75 billion, (2) an extension of the maturity date from February 25, 2020 to June 21, 2021, (3) modifications to certain add-backs to adjusted EBITDA (as defined in the Facility) for the calculation of the leverage ratio to provide additional operating flexibility, (4) a range of pricing from LIBOR plus 0.95% to 2.05%, with pricing as of December 31, 2016 at LIBOR plus 1.05%, (5) an increase in the permitted amount for certain new indebtedness, and (6) the removal of limitations on the amount of Investments in real estate ventures. Consistent with our prior agreement, our leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters. Other key terms and conditions of the Facility were unchanged as part of the current amendment and expansion.
The average outstanding borrowings under the Facility were $981.6 million and $335.1 million for the years ended December 31, 2016 and 2015, respectively. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $18.2 million as of December 31, 2016 and 2015. The effective interest rates on our Facility were 1.5% and 1.1% during the years ended December 31, 2016 and 2015, respectively.
We remained in compliance with all covenants under our Facility as of December 31, 2016, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio discussed above.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Notes
In addition to our Facility, we have the capacity to borrow up to an additional $66.3 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of December 31, 2016, our issuer and senior unsecured ratings are investment grade: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

Warehouse Facilities

	December 31, 2016		December 31, 2015
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 25, 2017	135.2	275.0	—	—
LIBOR plus 1.4%, expires September 22, 2017[1]	314.7	650.0	—	—
LIBOR plus 1.6%, expires March 31, 2017	15.0	100.0	18.4	100.0
LIBOR plus 1.5%, expired October 17, 2016	—	—	63.4	175.0
LIBOR plus 1.5%, expired September 22, 2016	—	—	38.0	175.0
Variable rate, non-committed	—	—	128.7	200.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	116.1	n/a	14.6	n/a
Gross warehouse facilities	581.0	1,025.0	263.1	650.0
Debt issuance costs	(0.9)	n/a	—	n/a
Total warehouse facilities	580.1	1,025.0	263.1	650.0
1 JLL entered into an additional temporary agreement from December 1, 2016 through February 28, 2017 that increased the commitment balance to $650.0 million. Once this temporary agreement expires, the commitment balance will revert back to $250.0 million.
We have lines of credit established for the sole purpose of funding our Warehouse receivables, which we sell to GSEs. These lines of credit exist with multiple financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of December 31, 2016.
As a supplement to our lines of credit, we have an uncommitted facility with Fannie Mae under its As Soon As Pooled ("ASAP") funding program. After origination, we sell certain warehouse receivables to Fannie Mae; the proceeds are used to repay the original lines of credit used to fund the loan. The ASAP funding program requires us to repurchase these loans, generally within 45 days, followed by an immediate sale back to Fannie Mae. The difference between the price paid upon the original sale to Fannie Mae and the ultimate sale reflects a discount representative of borrowing costs.

11.	LEASES
We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements.
Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years and thereafter, as of December 31, 2016, are presented in the below table.

($ in millions)
2017	$158.4
2018	146.8
2019	126.8
2020	102.8
2021	88.7
Thereafter	246.9
Total	$870.4
As of December 31, 2016, we have accrued liabilities related to excess lease space of $1.6 million. The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases was $11.9 million as of December 31, 2016.
Total rent expense, including office space and other rentals, was $170.4 million, $141.1 million and $141.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $251.3 million, $195.1 million, and $143.3 million for 2016, 2015 and 2014, respectively, as well as receivables of $20.3 million and $32.9 million as of December 31, 2016 and 2015, respectively, related to transactions with affiliates primarily a result of transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table.

	December 31,
($ in millions)	2016	2015
Loans related to co-investments (1)	$16.0	13.4
Advances, travel and other (2)	169.5	126.7
Total	$185.5	140.1
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the related cost in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $1.3 million and $9.0 million as of December 31, 2016 and 2015, respectively, and are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

($ in millions)
December 31, 2013	$6.2
New claims	7.4
Prior year claims adjustments	(0.8)
Claims paid	(3.6)
December 31, 2014	9.2
New claims	2.9
Prior year claims adjustments	7.8
Claims paid	(0.7)
December 31, 2015	19.2
New claims	8.0
Prior year claims adjustments	—
Claims paid	(19.9)
December 31, 2016	$7.3
As a lender in the Fannie Mae DUS program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of December 31, 2016, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $5.8 billion.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of December 31, 2016 and 2015, loan loss accruals were $12.2 million and $11.2 million, respectively, and are included in Other liabilities on our Consolidated Balance Sheets.

14.	RESTRUCTURING AND ACQUISITION CHARGES
For the years ended December 31, 2016, 2015 and 2014, we recognized Restructuring and acquisition charges of $68.5 million, $34.1 million and $42.5 million, respectively.
For the year-ended December 31, 2016, we recognized a $6.5 million charge related to the write-off of an indefinite-lived intangible asset and $13.5 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2015, $12.8 million related to the write-off of an indemnification asset that arose from prior period acquisition activity and $2.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2014, $34.5 million related to the write-off of an indemnification asset that arose from prior period acquisition activity, offset by $3.9 million of net decreases to earn-out liabilities that arose from prior period acquisition activity.
In all periods, the remaining charges primarily consisted of (1) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (2) lease exit charges, and (3) other acquisition and integration-related charges. The following table shows the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments individually noted above.

($ in millions)	Severance & Employment-Related	Retention Bonuses	Lease Exit	Other Acquisition Costs	Total
December 31, 2013	$3.8	0.4	5.9	0.4	10.5
Accruals	5.2	—	3.2	3.5	11.9
Payments made	(6.0)	(0.4)	(4.9)	(3.5)	(14.8)
December 31, 2014	3.0	—	4.2	0.4	7.6
Accruals	1.7	—	1.6	15.6	18.9
Payments made	(2.0)	—	(0.1)	(15.8)	(17.9)
December 31, 2015	2.7	—	5.7	0.2	8.6
Accruals	28.0	—	0.3	20.2	48.5
Payments made	(11.0)	—	(0.5)	(14.6)	(26.1)
December 31, 2016	$19.7	—	5.5	5.8	31.0
We expect the majority of accrued severance and other accrued acquisition costs as of December 31, 2016 will be paid during the first half of 2017. Lease exit payments depend on the terms of various leases, which extend as far out as 2020.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

($ in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$(63.4)	(136.8)	(200.2)
Other comprehensive income (loss) before reclassification	24.3	(163.7)	(139.4)
Amounts reclassified from AOCI after tax expense of $0.8, $- and $0.8	3.3	—	3.3
Other comprehensive income (loss) after tax expense of $5.2, $- and $5.2	27.6	(163.7)	(136.1)
Balance as of December 31, 2015	(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	(33.6)	(181.9)	(215.5)
Amounts reclassified from AOCI after tax expense of $0.2, $- and $0.2	0.7	—	0.7
Other comprehensive loss after tax benefit of $10.4, $- and $10.4	(32.9)	(181.9)	(214.8)
Balance as of December 31, 2016	$(68.7)	(482.4)	(551.1)
For pension and postretirement benefits, amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Compensation and benefits within the Consolidated Statements of Comprehensive Income.

16.	SUBSEQUENT EVENTS
Subsequent to December 31, 2016, we announced the completion of the following additional business acquisitions:

•	Maloney Field Services - an Australian-based valuation and property firm,

•	Meridian Immobilier SA - a Switzerland-based real estate consulting firm,

•	Urbis Partners, LLC - a Seattle-based commercial real estate firm, and

•	Zabel Property AG - a German-based residential real estate brokerage and advisory firm.
Total consideration payable for these acquisitions could be up to $25.0 million.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables on the following pages set forth certain unaudited consolidated statements of operations data for each of our past eight quarters. In our opinion, this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments and accruals, we consider necessary for a fair presentation. The unaudited consolidated quarterly information should be read in conjunction with our Consolidated Financial Statements and the notes thereto as well as the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The operating results for any quarter are not necessarily indicative of the results for any future period.
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

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2016 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Revenue:
Real Estate Services:
Americas	$603.5	672.9	771.1	918.4	2,965.9
EMEA	369.4	481.3	522.7	704.1	2,077.5
Asia Pacific	263.4	322.4	331.1	435.7	1,352.6
LaSalle Investment Management	100.5	127.0	80.3	100.0	407.8
Total revenue	1,336.8	1,603.6	1,705.2	2,158.2	6,803.8

Operating expenses:
Real Estate Services:
Americas	573.5	625.8	709.8	796.1	2,705.2
EMEA	381.3	461.3	519.6	636.2	1,998.4
Asia Pacific	265.6	304.0	314.4	382.2	1,266.2
LaSalle Investment Management	79.4	88.3	72.4	84.8	324.9
Plus:
Restructuring charges	7.6	10.3	18.0	32.6	68.5
Total operating expenses	1,307.4	1,489.7	1,634.2	1,931.9	6,363.2

Operating income	29.4	113.9	71.0	226.3	440.6

Net income attributable to common shareholders	$25.7	78.8	48.0	165.3	317.8

Basic earnings per common share (1)	$0.57	1.75	1.06	3.66	7.04

Diluted earnings per common share (1)	$0.56	1.73	1.05	3.62	6.98
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. As a result, quarterly earnings per common share do not sum to the total for the full year.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2015 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenue:
Real Estate Services:
Americas	$554.2	597.5	639.4	814.5	2,605.6
EMEA	325.8	416.3	447.0	613.9	1,803.0
Asia Pacific	237.8	279.6	280.7	362.0	1,160.1
LaSalle Investment Management	85.7	80.1	134.2	97.0	397.0
Total revenue	1,203.5	1,373.5	1,501.3	1,887.4	5,965.7

Operating expenses:
Real Estate Services:
Americas	519.1	552.0	582.3	706.9	2,360.3
EMEA	328.3	385.2	420.6	524.3	1,658.4
Asia Pacific	233.3	263.5	268.0	308.8	1,073.6
LaSalle Investment Management	69.3	68.0	92.0	80.2	309.5
Plus:
Restructuring charges	0.8	1.8	18.1	13.4	34.1
Total operating expenses	1,150.8	1,270.5	1,381.0	1,633.6	5,435.9

Operating income	52.7	103.0	120.3	253.8	529.8

Net income attributable to common shareholders	$41.9	90.1	110.5	195.9	438.4

Basic earnings per common share (1)	$0.93	2.01	2.45	4.35	9.75

Diluted earnings per common share (1)	$0.92	1.98	2.43	4.31	9.65
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
Based on management's evaluation as of December 31, 2016, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2016.
Management elected to exclude all businesses acquired in 2016 from the Company's assessment of the effectiveness of internal control over financial reporting as permitted under SEC rules. As of and for the year ended December 31, 2016, these acquisitions represented total assets of $787 million and total revenues of $388 million included on our Consolidated Financial Statements. Refer to Note 4 of the Notes to Consolidated Financial Statements for the list of acquired businesses in 2016, included in Item 8. Financial Statements and Supplementary Data.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2017 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Directors and Corporate Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I, Item 1 of this Annual Report on Form 10-K.
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

	December 31, 2016
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	750	$113.99	546
ESPP (2)	n/a	n/a	113
Subtotal	750		659
Equity compensation plans not approved by security holders
SAYE (3)	119	107.70	405
Total	869		1,064

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

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
We discuss those risks, uncertainties and other factors in this report in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements; and elsewhere, and the other reports we file with the United States Securities and Exchange Commission. Important factors that could cause actual results to differ from those in our forward-looking statements include (without limitation):

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
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christian Ulbrich, Christie B. Kelly and Louis F. Bowers its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2017.

JONES LANG LASALLE INCORPORATED

By	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2017.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Colin Dyer	Director
Colin Dyer

/s/ Dame DeAnne Julius	Director
Dame DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

/s/ Bridget Macaskill	Director
Bridget Macaskill

Director
Martin H. Nesbitt

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Shailesh Rao	Director
Shailesh Rao

/s/ Christie B. Kelly	Executive Vice President and Chief Financial Officer
Christie B. Kelly	(Principal Financial Officer)

/s/ Louis F. Bowers	Global Controller
Louis F. Bowers	(Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2
Second Amended and Restated Bylaws of the Registrant effective as of November 3, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145)

10.1
Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2
Amended and Restated Stock Award and Incentive Plan dated as of April 15, 2012 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2012 and incorporated by reference to Schedule 14A filed on April 20, 2012 (File No. 001-13145))

10.3
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.4
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement (Under the Amended and Restated Stock Award and Incentive Plan) used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

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

10.7
Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of July 16, 2004 and accepted July 19, 2004 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated July 21, 2004 (File No. 001-13145))

10.8
Amendment No. 1 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of August 30, 2004 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.9
Amendment No. 2 to Letter Agreement between Colin Dyer and Jones Lang LaSalle Incorporated dated as of December 1, 2005 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13145))

10.10
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated January 10, 2005 (File No. 001-13145))

10.11
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.12
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.13
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.14
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of May 28, 2016 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.15
Jones Lang LaSalle Incorporated Stock Ownership Program, effective as of March 31, 2011 (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.16
Jones Lang LaSalle Incorporated GEB 2010-2014 Long-Term Incentive Compensation Program effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

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

EXHIBIT
NUMBER	DESCRIPTION

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

10.21
Letter Agreement dated February 25, 2016 between Jones Lang LaSalle Incorporated and Alastair Hughes (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2015 (File 001-13145))

10.22
Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Colin Dyer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.23
Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

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

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	13	Integrated Reporting
1.17-1.18	Application of the Framework	161	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	14	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	10, 11	Global Strategic Priorities; Thinking Beyond: Our Strategic Vision
3.6	Connectivity of information	18	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.10	Stakeholder relationships	18	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.17	Materiality	9	Value Drivers for Providing Superior Client Service and Prospering as a Sustainable Enterprise
3.36	Conciseness		Throughout
3.39	Reliability and completeness	3, 42	Company Overview; Part I, Item 1A: Risk Factors
3.54	Consistency and comparability	73	Part II, Item 6: Selected Financial Data
		76	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	3, 30, 35	Company Overview; Competition; Competitive Differentiators; Industry Trends
4.8	Governance	9, 39	Global Governance Structure; Corporate Governance; Code of Business Ethic, Corporate Sustainability and other matters
4.10	Business model	18	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
4.23	Risks and opportunities	42	Part I, Item 1A: Risk Factors
4.27	Strategy and resource allocation	10, 11	Global Strategic Priorities; Thinking Beyond: Our Strategic Vision
4.30	Performance	73	Part II, Item 6: Selected Financial Data
		76	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	10, 11, 42	Global Strategic Priorities; Thinking Beyond: Our Strategic Vision; Part I, Item 1A: Risk Factors
4.40	Basis of preparation and presentation	13	Integrated Reporting: Responsibility for Integrated Reporting