Form 10-Q
period 2017-03-31
JONES LANG LASALLE INC
filed 2017-05-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
Or
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
Registrant's telephone number, including area code: 312-782-5800
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 1, 2017 was 45,287,030.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in millions, except share and per share data) (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$223.1	258.5
Trade receivables, net of allowances of $43.7 and $37.1	1,723.8	1,870.6
Notes and other receivables	347.4	326.7
Warehouse receivables	250.8	600.8
Prepaid expenses	93.5	81.7
Other	157.6	161.4
Total current assets	2,796.2	3,299.7
Property and equipment, net of accumulated depreciation of $518.6 and $488.0	507.0	501.0
Goodwill	2,624.3	2,579.3
Identified intangibles, net of accumulated amortization of $129.5 and $180.6	308.2	295.0
Investments in real estate ventures, including $214.0 and $212.7 at fair value	352.1	355.4
Long-term receivables	187.5	176.4
Deferred tax assets, net	188.5	180.9
Deferred compensation plan	198.5	173.0
Other	73.7	68.7
Total assets	$7,236.0	7,629.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$806.2	846.2
Accrued compensation	736.2	1,064.7
Short-term borrowings	62.5	89.5
Deferred income	131.9	129.8
Deferred business acquisition obligations	27.2	28.6
Short-term earn-out liabilities	30.3	23.8
Warehouse facilities	237.3	580.1
Other	199.3	203.6
Total current liabilities	2,230.9	2,966.3
Credit facility, net of debt issuance costs of $18.5 and $19.6	1,156.5	905.4
Long-term senior notes, net of debt issuance costs of $2.2 and $2.3	272.8	272.7
Deferred tax liabilities, net	24.6	21.5
Deferred compensation	213.0	201.1
Deferred business acquisition obligations	71.3	73.8
Long-term earn-out liabilities	202.5	205.8
Other	162.5	161.3
Total liabilities	4,334.1	4,807.9
Redeemable noncontrolling interest	6.9	6.8
Company shareholders' equity:
Common stock, $.01 par value per share, 100,000,000 shares authorized; 45,286,447 and 45,213,832 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,019.5	1,013.3
Retained earnings	2,342.5	2,333.0
Shares held in trust	(6.2)	(6.0)
Accumulated other comprehensive loss	(490.0)	(551.1)
Total Company shareholders’ equity	2,866.3	2,789.7
Noncontrolling interest	28.7	25.0
Total equity	2,895.0	2,814.7
Total liabilities and equity	$7,236.0	7,629.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2017	2016
Revenue	$1,615.2	1,336.8
Operating expenses:
Compensation and benefits	965.3	810.4
Operating, administrative and other	583.8	458.2
Depreciation and amortization	39.3	31.2
Restructuring and acquisition charges	4.5	7.6
Total operating expenses	1,592.9	1,307.4
Operating income	22.3	29.4
Interest expense, net of interest income	13.0	8.9
Equity earnings from real estate ventures	5.6	13.0
Income before income taxes and noncontrolling interest	14.9	33.5
Provision for income taxes	3.6	8.3
Net income	11.3	25.2
Net income (loss) attributable to noncontrolling interest	0.5	(0.5)
Net income attributable to the Company	10.8	25.7
Net income attributable to common shareholders	$10.8	25.7
Basic earnings per common share	$0.24	0.57
Basic weighted average shares outstanding (in thousands)	45,258	45,095
Diluted earnings per common share	$0.24	0.56
Diluted weighted average shares outstanding (in thousands)	45,689	45,483
Other comprehensive income:
Net income attributable to the Company	$10.8	25.7
Foreign currency translation adjustments	61.1	13.8
Comprehensive income attributable to the Company	$71.9	39.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2016	45,213,832	$0.5	1,013.3	2,333.0	(6.0)	(551.1)	25.0	$2,814.7
Net income (1)	—	—	—	10.8	—	—	0.6	11.4
Shares issued under stock-based compensation programs	106,633	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(34,018)	—	(3.8)	—	—	—	—	(3.8)
Amortization of stock-based compensation	—	—	8.4	—	—	—	—	8.4
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Shares held in trust	—	—	—	—	(0.2)	—	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	61.1	—	61.1
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	3.1	3.1
March 31, 2017	45,286,447	$0.5	1,019.5	2,342.5	(6.2)	(490.0)	28.7	$2,895.0
(1) Excludes net loss attributable to redeemable noncontrolling interest of $0.1 million for three months ended March 31, 2017.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2017	2016
Cash flows used in operating activities:
Net income	$11.3	25.2
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	11.8	6.4
Other adjustments, net	51.6	37.9
Changes in working capital, net	(287.6)	(406.4)
Net cash used in operating activities	(212.9)	(336.9)
Cash flows used in investing activities:
Net capital additions – property and equipment	(31.6)	(33.3)
Acquisition of investment properties (less than wholly-owned)	—	(34.4)
Business acquisitions, net of cash acquired	(16.6)	(76.5)
Capital contributions to real estate ventures	(9.5)	(60.3)
Distributions of capital from real estate ventures	10.2	22.8
Other, net	4.0	(2.6)
Net cash used in investing activities	(43.5)	(184.3)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,157.0	1,064.0
Repayments of borrowings under credit facility	(907.0)	(544.8)
Payments of deferred business acquisition obligations and earn-outs	(10.1)	(2.1)
Noncontrolling interest contributions, net	3.4	25.6
Other, net	(26.4)	(2.4)
Net cash provided by financing activities	216.9	540.3
Effect of currency exchange rate changes on cash and cash equivalents	4.1	4.7
Net change in cash and cash equivalents	(35.4)	23.8
Cash and cash equivalents, beginning of the period	258.5	216.6
Cash and cash equivalents, end of the period	$223.1	240.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8.0	4.4
Income taxes, net of refunds	30.8	31.3
Non-cash investing activities:
Business acquisitions, including contingent consideration	$9.6	32.3
Capital leases	0.1	4.3
Non-cash financing activities:
Deferred business acquisition obligations	$1.8	23.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year-end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns and co-investment equity gains when assets are sold, the timing of which is geared toward the benefit of our clients. Within our Real Estate Services ("RES") segments, revenue from capital markets activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period.
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
As a result of the items mentioned above, the results for the periods ended March 31, 2017 and 2016 are not fully indicative of what our results will be for the full fiscal year.
Our Warehouse receivables are classified as held-for-sale as they represent originated mortgage loans for which we have executed commitments to sell to third-parties. Warehouse receivables have historically been carried at the lower of cost or fair value. Effective January 1, 2017, we elected the fair value option to measure and report new Warehouse receivables on an instrument-by-instrument basis. Increases or decreases in the fair value of these loans following origination are recognized in Revenue in the Condensed Consolidated Statements of Comprehensive Income. Our Warehouse receivables balance as of March 31, 2017 did not include any loans reported within our December 31, 2016 balance as all warehoused loans were sold during the three months ended March 31, 2017.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which was intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One primary effect of adoption was our election to account for forfeitures as they occur, rather than estimate forfeitures in our determination of periodic compensation cost; we adopted this portion of the standard on a modified retrospective basis. The second primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes, rather than Additional paid-in capital, which also results in reclassification of cash flows related to excess tax benefits from a financing activity to an operating activity on the statement of cash flows for periods beginning January 1, 2017; we adopted this portion of the standard on a prospective basis with the effect of adoption reflected for the interim periods beginning this year.
As a result of the adoption, we recorded a $1.3 million cumulative-effect decrease to beginning retained earnings to recognize the impact of share-based compensation expense previously estimated to be forfeited; there was no material impact to our provision for income taxes in the three months ended March 31, 2017.
Recently issued accounting guidance, not yet adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost (Topic 715), which amends the requirements for presentation of service costs and other components of net benefit costs on the Income Statement. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual goodwill impairment test will require companies to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge when the carrying amount exceeds the fair value of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests beginning after December 15, 2019, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses appropriate presentation and classification of certain cash receipts and cash payments within the statement of cash flows under Topic 230. Specifically, this ASU provides clarification guidance on eight cash flow issues intended to improve comparability across financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), as discussed below, amends and comprises Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. These ASUs, and other related ASUs, will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP") when effective. The final standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted for annual and interim periods in fiscal years beginning after December 15, 2016.

We plan to apply the full retrospective approach to adopt ASC Topic 606. Based upon analyses performed to the date of this report, we anticipate ASC 606 will result in an acceleration of the timing of revenue recognition for certain transaction commissions and advisory fees that include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the existing revenue recognition framework. Additionally, we anticipate implementation of the updated principal versus agent considerations in ASC Topic 606 will result in a significant increase to the proportion of our property and facility management contracts accounted for on a gross basis. While our analysis is still ongoing, this expected increase is based on a change in principal versus agent evaluation criteria. Specifically, ASC Topic 606 focuses on the concept of control and the identification of the party to a contract that retains performance risk. Under the existing model, principal versus agent evaluations do not specifically consider the concept of control and include both performance and payment risk.
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
Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets and hotels, property management, facilities management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. We define "property management" to mean services we provide to non-occupying property investors and "facilities management" to represent services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
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
For segment reporting, (a) gross contract costs and (b) net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margins, and performance. In addition, our measure of segment results excludes Restructuring and acquisition charges.
We have reclassified certain prior year amounts to conform to the current presentation. Specifically during 2017, we revised our methodology for allocating overhead expenses and certain costs associated with our facilities management platform in EMEA to our reporting segments. Prior year amounts have been reclassified to conform to the current presentation. Reclassifications have not been material and have not affected reported net income or consolidated results.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) Net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of March 31, 2017, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following:

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Head of Capital Markets

•	Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2017	2016
Real Estate Services
Americas
Revenue	$722.8	603.5
Gross contract costs	(47.1)	(48.8)
Net non-cash MSR and mortgage banking derivative activity	2.7	3.3
Total fee revenue	678.4	558.0
Operating expenses:
Compensation, operating and administrative expenses	661.8	552.3
Depreciation and amortization	23.5	18.8
Total segment operating expenses	685.3	571.1
Gross contract costs	(47.1)	(48.8)
Total fee-based segment operating expenses	638.2	522.3
Segment operating income	$37.5	32.4
Equity earnings	0.2	0.3
Total segment income	$37.7	32.7

EMEA
Revenue	$499.5	369.4
Gross contract costs	(139.8)	(112.9)
Total fee revenue	359.7	256.5
Operating expenses:
Compensation, operating and administrative expenses	518.6	377.5
Depreciation and amortization	10.3	7.7
Total segment operating expenses	528.9	385.2
Gross contract costs	(139.8)	(112.9)
Total fee-based segment operating expenses	389.1	272.3
Segment operating loss	$(29.4)	(15.8)
Equity losses	—	(0.1)
Total segment loss	$(29.4)	(15.9)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2017	2016
Real Estate Services
Asia Pacific
Revenue	$304.7	263.4
Gross contract costs	(71.1)	(57.6)
Total fee revenue	233.6	205.8
Operating expenses:
Compensation, operating and administrative expenses	295.6	260.5
Depreciation and amortization	4.8	4.1
Total segment operating expenses	300.4	264.6
Gross contract costs	(71.1)	(57.6)
Total fee-based segment operating expenses	229.3	207.0
Segment operating income (loss)	$4.3	(1.2)
Equity earnings	0.8	0.1
Total segment income (loss)	$5.1	(1.1)

LaSalle
Revenue	$88.2	100.5
Operating expenses:
Compensation, operating and administrative expenses	73.1	78.3
Depreciation and amortization	0.7	0.6
Total segment operating expenses	73.8	78.9
Segment operating income	$14.4	21.6
Equity earnings	4.6	12.7
Total segment income	$19.0	34.3

Segment Reconciling Items
Total fee revenue	$1,359.9	1,120.8
Gross contract costs	258.0	219.3
Net non-cash MSR and mortgage banking derivative activity	(2.7)	(3.3)
Total revenue	$1,615.2	1,336.8
Total segment operating expenses before restructuring and acquisition charges	1,588.4	1,299.8
Operating income before restructuring and acquisition charges	$26.8	37.0
Restructuring and acquisition charges	4.5	7.6
Operating income	$22.3	29.4

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2017 Business Combinations Activity
During the three months ended March 31, 2017, we completed four new strategic acquisitions, as presented in the table below. These acquisitions reflect continued efforts to grow scale in key regional markets across all business lines.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Maloney Field Services	Q1	Australia	Capital Markets & Hotels
Meridian Immobilier SA	Q1	Switzerland	Leasing
Urbis Partners, LLC	Q1	United States	Leasing
Zabel Property AG	Q1	Germany	Capital Markets & Hotels
Aggregate terms of these acquisitions included: (1) cash paid at closing of $20.3 million (exclusive of $5.6 million in cash acquired), (2) guaranteed deferred consideration of $1.8 million subject only to the passage of time, and (3) contingent earn-out consideration of $9.6 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $23.0 million, identifiable intangibles of $9.5 million, and other net liabilities (acquired assets less assumed liabilities) of $0.8 million. As of March 31, 2017, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2017 acquisitions during their open measurement periods.
During the three months ended March 31, 2017, we paid $10.1 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2016 Business Combination Activity
During the three months ended March 31, 2017, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2016. These adjustments resulted in a $3.0 million increase to goodwill, which included a $1.9 million net working capital adjustment payment for a 2016 acquisition. As of March 31, 2017, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2016 acquisitions with open measurement periods.
Earn-Out Payments
As of March 31, 2017, we had the potential to make a maximum of $442.4 million (undiscounted) in earn-out payments on 56 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $232.8 million, representing the fair value of these obligations as of March 31, 2017, which is included in Short-term earn-out liabilities and Long-term earn-out liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years.
As of December 31, 2016, we had the potential to make a maximum of $435.0 million (undiscounted) in earn-out payments on 52 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $229.6 million, representing the fair value of these obligations as of December 31, 2016. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. Goodwill and unamortized intangibles of $2,932.5 million as of March 31, 2017 consisted of: (1) goodwill of $2,624.3 million, (2) identifiable intangibles of $299.4 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following tables detail, by reporting segment, movements in goodwill with indefinite useful lives.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	2.8	17.7	5.5	—	26.0
Impact of exchange rate movements	0.1	12.2	6.5	0.2	19.0
Balance as of March 31, 2017	$1,409.0	881.6	318.1	15.6	$2,624.3

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	$2,141.5
Additions, net of adjustments	87.4	26.9	4.3	—	118.6
Impact of exchange rate movements	0.8	(2.2)	5.9	(0.3)	4.2
Balance as of March 31, 2016	$1,249.3	720.9	276.8	17.3	$2,264.3
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments(1)	20.0	0.2	2.4	6.9	—	29.5
Adjustment for fully amortized intangibles	(3.4)	(50.0)	(7.7)	(8.0)	(0.1)	(69.2)
Impact of exchange rate movements	—	—	1.2	0.6	—	1.8
Balance as of March 31, 2017	$209.7	117.3	87.0	23.7	—	$437.7

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization, net (2)	(9.8)	(3.5)	(3.5)	(0.6)	—	(17.4)
Adjustment for fully amortized intangibles	3.4	50.0	7.7	8.0	0.1	69.2
Impact of exchange rate movements	—	0.1	(0.7)	(0.1)	—	(0.7)
Balance as of March 31, 2017	$(38.7)	(52.1)	(34.5)	(4.2)	—	$(129.5)

Net book value as of March 31, 2017	$171.0	65.2	52.5	19.5	—	$308.2
(1) Included in this amount for MSRs was $2.6 million relating to prepayments/write-offs related to prepayments of sold warehouse receivables.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2015	$171.6	125.5	48.5	14.3	6.3	$366.2
Additions, net of adjustments	(1.8)	14.3	4.5	0.2	—	17.2
Impact of exchange rate movements	—	(0.2)	(0.8)	0.4	0.4	(0.2)
Balance as of March 31, 2016	$169.8	139.6	52.2	14.9	6.7	$383.2

Accumulated Amortization
Balance as of December 31, 2015	$(8.6)	(88.4)	(32.6)	(9.3)	(0.1)	$(139.0)
Amortization, net (1)	(6.0)	(2.1)	(2.0)	(0.4)	—	(10.5)
Impact of exchange rate movements	—	0.1	0.8	(0.2)	—	0.7
Balance as of March 31, 2016	$(14.6)	(90.4)	(33.8)	(9.9)	(0.1)	$(148.8)

Net book value as of March 31, 2016	$155.2	49.2	18.4	5.0	6.6	$234.4
(1) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
We amortize our identifiable intangible assets with finite lives on a straight-line basis over their estimated useful lives. The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of March 31, 2017, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2017 (9 months)	$22.1	22.5	$44.6
2018	27.8	24.6	52.4
2019	24.3	22.3	46.6
2020	20.8	19.7	40.5
2021	17.3	13.4	30.7
2022	14.4	13.5	27.9
Thereafter	44.3	12.4	56.7
Total	$171.0	128.4	$299.4

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2017 and December 31, 2016, we had Investments in real estate ventures of $352.1 million and $355.4 million, respectively.
Approximately two-thirds of our investments are direct co-investments in 50 separate property or commingled funds for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining one-third of our Investments in real estate ventures, as of March 31, 2017, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $217.3 million as of March 31, 2017, of which $68.4 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2017	December 31, 2016
Property and equipment, net	$13.7	13.8
Investment in real estate ventures	10.3	10.3
Other assets (1)	39.5	40.7
Total assets	$63.5	64.8
Mortgage indebtedness	$9.6	9.7
Other liabilities (1)	25.4	35.0
Total liabilities	35.0	44.7
Members' equity	28.5	20.1
Total liabilities and members' equity	$63.5	64.8
(1) Balances primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue	$1.6	1.9
Operating and other expenses	(1.2)	(1.9)
Net income	$0.4	—
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporarily impairment charges on Investments in real estate ventures for the three months ended March 31, 2017 and 2016, respectively.
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

(in millions)	2017	2016
Fair value investments as of January 1,	$212.7	155.2
Investments	9.0	50.9
Distributions	(9.6)	(16.2)
Change in fair value	(1.7)	10.3
Foreign currency translation adjustments, net	3.6	2.1
Fair value investments as of March 31,	$214.0	202.3

6.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of our compensation program. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	140.9	116.42
Vested	(103.2)	89.44
Forfeited	(2.9)	115.93
Unvested as of March 31, 2017	785.7	117.62	1.82
Unvested shares expected to vest as of March 31, 2017	785.7	$117.62	1.82

Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	200.8	107.12
Vested	(84.9)	91.06
Forfeited	(1.5)	87.86
Unvested as of March 31, 2016	820.4	$112.83	2.21
Unvested shares expected to vest as of March 31, 2016	799.0	$112.97	2.22
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of March 31, 2017, we had $33.5 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.

7.	FAIR VALUE MEASUREMENTS
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
We had no transfers among levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, restricted cash, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term senior notes and foreign currency exchange contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, restricted cash, Accounts payable, and the Warehouse facility approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.

We estimated the fair value of our Long-term senior notes as $287.1 million and $284.9 million as of March 31, 2017 and December 31, 2016, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term senior notes was $272.8 million and $272.7 million as of March 31, 2017 and December 31, 2016, respectively, and included debt issuance costs of $2.2 million and $2.3 million, respectively.
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
We estimate fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2017 and December 31, 2016, investments in real estate ventures at fair value were $214.0 million and $212.7 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2017		December 31, 2016
(in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency forward contracts receivable	$15.9	—	8.7	—
Warehouse receivables	250.8	—	n/a	n/a
Deferred compensation plan assets	198.5	—	173.0	—
Mortgage banking derivative assets	—	27.4	—	31.4
Total assets at fair value	$465.2	27.4	181.7	31.4
Liabilities
Foreign currency forward contracts payable	$0.3	—	22.9	—
Deferred compensation plan liabilities	192.9	—	169.5	—
Earn-out liabilities	—	232.8	—	229.6
Mortgage banking derivative liabilities	—	20.2	—	15.9
Total liabilities at fair value	$193.2	253.0	192.4	245.5
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2017 and December 31, 2016, these contracts had a gross notional value of $1.88 billion ($1.33 billion on a net basis) and $1.90 billion ($1.39 billion on a net basis), respectively.
The revaluations of foreign currency forward contracts resulted in a net gain of $15.6 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively. We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three months ended March 31, 2017 or 2016.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $15.9 million asset as of March 31, 2017, was composed of gross contracts with receivable positions of $17.9 million and payable positions of $2.0 million. The $0.3 million liability as of March 31, 2017, was composed of gross contracts with receivable positions of $0.2 million and payable positions of $0.5 million. As of December 31, 2016, the $8.7 million asset was composed of gross contracts with receivable positions of $8.9 million and payable positions of $0.2 million. The $22.9 million liability as of December 31, 2016, was composed of gross contracts with receivable positions of $1.3 million and payable positions of $24.2 million.
Warehouse Receivables
The fair value of the Warehouse receivables is determined based on already locked-in security-buy prices. See Note 1, Interim Information, for additional discussion on our election of the fair value option for Warehouse receivables. As of March 31, 2017 and December 31, 2016, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by a U.S. government corporation or by government-sponsored enterprises ("GSEs"). The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2017, as Deferred compensation plan assets of $198.5 million, long-term deferred compensation plan liabilities of $192.9 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2016, as Deferred compensation plan assets of $173.0 million, long-term deferred compensation plan liabilities of $169.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million.
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our Earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. An increase to the probabilities of achievement would result in a higher fair value measurement. See Note 4, Business Combinations, Goodwill and Intangibles, for additional discussion of our Earn-out liabilities.
Mortgage Banking Derivatives
The fair value of our rate lock commitments to borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan and the effects of interest rate movements between the date of the interest rate lock commitment ("IRLC") and the balance sheet date based on applicable published US Treasury prices.
The fair value of our forward sales contracts to investors considers the market price movement of a similar security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Condensed Consolidated Statements on Comprehensive Income.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of March 31, 2017
Earn-out liabilities	$229.6	(2.6)	1.2	9.6	(5.0)	232.8
Mortgage banking derivative assets and liabilities, net	$15.5	0.1	—	11.9	(20.3)	7.2

(in millions)	Balance as of December 31, 2015	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of March 31, 2016
Earn-out liabilities	$127.3	0.2	0.7	32.3	(1.7)	158.8
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2017 or 2016. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

8.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	March 31, 2017	December 31, 2016
Short-term borrowings:
Local overdraft facilities	$40.8	31.6
Other short-term borrowings	21.7	57.9
Total short-term borrowings	62.5	89.5
Credit facility, net of debt issuance costs of $18.5 and $19.6	1,156.5	905.4
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.2 and $2.3	272.8	272.7
Total debt	$1,491.8	1,267.6
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on June 21, 2021. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $11.9 million and $18.2 million as of March 31, 2017 and December 31, 2016, respectively. The average outstanding borrowings under the Facility were $1,117.5 million and $554.3 million during the three months ended March 31, 2017 and 2016, respectively.
The pricing on the Facility ranges from LIBOR plus 0.95% to 2.05%, with pricing as of March 31, 2017, at LIBOR plus 1.05%. The effective interest rates on our Facility were 1.7% and 1.4% during the three months ended March 31, 2017 and 2016, respectively.
We remained in compliance with all covenants under our Facility as of March 31, 2017, including a minimum cash interest coverage ratio of 3.00 to 1 and the maximum leverage ratio cannot exceed 3.50 to 1, except immediately following a material acquisition, in which case, the leverage ratio maximum is 4.00 to 1 for up to four consecutive quarters.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Notes
In addition to our Facility, we have the capacity to borrow up to an additional $94.8 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of March 31, 2017, our issuer and senior unsecured ratings are investment grade: BBB+ (negative outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.

Warehouse Facilities

	March 31, 2017		December 31, 2016
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 25, 2017	$125.8	275.0	135.2	275.0
LIBOR plus 1.4%, expires September 22, 2017[1]	77.0	400.0	314.7	650.0
LIBOR plus 1.5%, expires August 31, 2018[2]	—	100.0	15.0	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	35.2	n/a	116.1	n/a
Gross warehouse facilities	$238.0	775.0	581.0	1,025.0
Debt issuance costs	(0.7)	n/a	(0.9)	n/a
Total warehouse facilities	$237.3	775.0	580.1	1,025.0
1 JLL entered into an additional temporary agreement from March 1, 2017 through April 30, 2017 that increased the commitment balance to $400.0 million. Once this temporary agreement expires, the commitment balance will revert back to $250.0 million.
2 In the first quarter of 2017, JLL extended the Warehouse facility; the facility originally had an interest rate of LIBOR plus 1.6% and an expiration date of March 31, 2017.
We have lines of credit established for the sole purpose of funding our Warehouse receivables, which we sell to a U.S. government corporation or GSEs. These lines of credit exist with multiple financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of March 31, 2017.
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

9.	COMMITMENTS AND CONTINGENCIES
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $1.5 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2016	$7.3
New claims	0.3
Prior year claims adjustments	0.3
Claims paid	(2.3)
March 31, 2017	$5.6

December 31, 2015	$19.2
New claims	0.2
Prior year claims adjustments	0.2
Claims paid	(3.0)
March 31, 2016	$16.6
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of March 31, 2017 and December 31, 2016, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $6.4 billion and $5.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of March 31, 2017 and December 31, 2016, loan loss accruals were $13.7 million and $12.2 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

10.	RESTRUCTURING AND ACQUISITION CHARGES
For the three months ended March 31, 2017 and 2016, we recognized Restructuring and acquisition charges of $4.5 million and $7.6 million, respectively.
For the three months ended March 31, 2017 and 2016, we recognized $2.8 million related to net decreases and $0.2 million, related to net increases to earn-out liabilities that arose from prior period acquisition activity.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition Costs	Total
December 31, 2016	$19.7	5.5	5.8	31.0
Accruals	3.5	1.1	2.7	7.3
Payments made	(6.9)	—	(2.5)	(9.4)
March 31, 2017	$16.3	6.6	6.0	28.9

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition Costs	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	3.2	—	4.2	7.4
Payments made	(3.2)	(0.4)	(0.9)	(4.5)
March 31, 2016	$2.7	5.3	3.5	11.5
We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2017 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

11.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2016	$6.8
Net loss	(0.1)
Impact of exchange rate movements	0.2
Redeemable noncontrolling interests as of March 31, 2017	$6.9

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.4)	(551.1)
Other comprehensive income before reclassification	—	61.1	61.1
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	61.1	61.1
Balance as of March 31, 2017	$(68.7)	(421.3)	(490.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive income before reclassification	—	13.8	13.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	13.8	13.8
Balance as of March 31, 2016	$(35.8)	(286.7)	(322.5)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

13.	SUBSEQUENT EVENTS
On May 5, 2017, we announced a semi-annual cash dividend of $0.35 per share of common stock. The dividend payment will be made on June 15, 2017, to holders of record at the close of business on May 15, 2017. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2017, and our audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2017.
The following are the critical accounting policies and estimates discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016:

•	Revenue Recognition;

•	Business Combinations, Goodwill and Other Intangible Assets;

•	Investments in Real Estate Ventures; and

•	Income Taxes.
In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Condensed Consolidated Financial Statements in Item 1.

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the three months ended March 31, 2017 and our forecasted effective tax rate for 2017 is 24.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19.25%), and the Netherlands (25%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2017 global effective tax rate.
On March 29, 2017, the UK formally notified the European Union (“EU”) of its intent to withdraw from the EU pursuant to Article 50 of the Treaty of Lisbon. We believe this notification is not itself a change in tax law requiring any changes in the computation of income tax expense in the first quarter of 2017. We have subsidiary operations in the UK and we are presently studying the potential changes in tax expense provision requirements that may be necessary upon the UK’s ultimate exit from the EU, particularly with respect to all types of cross-border payments. Because these consequences will be based, in part, upon potential substitute treaties that may enter into force before or concurrent with that exit occurring, the impact of the UK’s exit from the EU, while potentially significant, is uncertain at this time.
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
LaSalle Revenue
Our investment management business is, in part, compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
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
The comparability of these items can be seen in Note 3, Business Segments, of the Notes to Condensed Consolidated Financial Statements and is discussed further in Segment Operating Results included herein.

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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2017 and 2016, are not fully indicative of the results we expect to realize for the full fiscal year.
RESULTS OF OPERATIONS
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Reclassifications
We have reclassified certain prior year amounts to conform to the current presentation. Specifically during 2017, we revised our methodology for allocating overhead expenses and certain costs associated with our facilities management platform in EMEA to our reporting segments. Prior year amounts have been reclassified to conform to the current presentation. Reclassifications have not been material and have not affected reported net income or consolidated results.

Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Revenue
Real Estate Services:
Leasing	$375.1	319.8	55.3	17%	18%
Capital Markets & Hotels	190.8	169.7	21.1	12	16
Capital Markets & Hotels Fee Revenue	193.5	173.0	20.5	12	15
Property & Facility Management	542.9	391.0	151.9	39	46
Property & Facility Management Fee Revenue	413.2	286.2	127.0	44	51
Project & Development Services	282.8	245.9	36.9	15	19
Project & Development Services Fee Revenue	154.5	131.4	23.1	18	19
Advisory, Consulting and Other	135.4	109.9	25.5	23	27
LaSalle	88.2	100.5	(12.3)	(12)	(9)
Total revenue	$1,615.2	1,336.8	278.4	21%	25%
Gross contract costs	(258.0)	(219.3)	(38.7)	18	24
Net non-cash MSR and mortgage banking derivative activity	2.7	3.3	(0.6)	(18)	(18)
Total fee revenue	$1,359.9	1,120.8	239.1	21%	25%
Compensation, operating and administrative expenses excluding gross contract costs	1,291.1	1,049.3	241.8	23	27
Gross contract costs	258.0	219.3	38.7	18	24
Depreciation and amortization	39.3	31.2	8.1	26	30
Restructuring and acquisition charges	4.5	7.6	(3.1)	(41)	(36)
Total operating expenses	$1,592.9	1,307.4	285.5	22%	26%
Operating income	$22.3	29.4	(7.1)	(24%)	(40%)
Adjusted EBITDA	$73.9	85.0	(11.1)	(13%)	(17%)
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
Below are the reconciliations of revenue to fee revenue and operating expenses to fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue	$1,615.2	1,336.8
Adjustments:
Gross contract costs	(258.0)	(219.3)
Net non-cash MSR and mortgage banking derivative activity	2.7	3.3
Fee revenue	$1,359.9	1,120.8

Operating expenses	$1,592.9	1,307.4
Less: Gross contract costs	(258.0)	(219.3)
Fee-based operating expenses	$1,334.9	1,088.1

Operating income	$22.3	29.4

Net income margin attributable to common shareholders is calculated by dividing Net income attributable to common shareholders by Total revenue. Adjusted EBITDA margin, calculated on a local currency basis, is calculated by dividing Adjusted EBITDA by fee revenue. Below is (a) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (b) the Adjusted EBITDA margin (on a fee-revenue basis):

	Three Months Ended March 31,
(in millions)	2017	2016
Net income attributable to common shareholders	$10.8	25.7
Add:
Interest expense, net of interest income	13.0	8.9
Provision for income taxes	3.6	8.3
Depreciation and amortization	39.3	31.2
EBITDA	$66.7	74.1
Adjustments:
Restructuring and acquisition charges	4.5	7.6
Net non-cash MSR and mortgage banking derivative activity	2.7	3.3
Adjusted EBITDA	$73.9	85.0

Net income margin attributable to common shareholders	0.7%	1.9

Adjusted EBITDA margin	5.0%	7.6

Operating Results - Local Currency
In discussing our operating results, unless otherwise noted, we report Adjusted EBITDA margins and refer to percentage changes from prior year amounts in local currency. Such amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing our performance and operations excluding the effect of foreign currency fluctuations. Because amounts presented on a local currency basis are not calculated under U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
The following table reflects the reconciliation to local currency amounts for consolidated revenue, consolidated fee revenue, consolidated operating income, and consolidated adjusted operating income.

	Three Months Ended March 31,
($ in millions)	2017	% Change
Revenue:
At current period exchange rates	$1,615.2	21%
Impact of change in exchange rates	53.0	n/a
At comparative period exchange rates	$1,668.2	25%

Fee Revenue:
At current period exchange rates	$1,359.9	21%
Impact of change in exchange rates	39.1	n/a
At comparative period exchange rates	$1,399.0	25%

Operating Income:
At current period exchange rates	$22.3	(24)%
Impact of change in exchange rates	(4.8)	n/a
At comparative period exchange rates	$17.5	(40)%

Adjusted EBITDA:
At current period exchange rates	$73.9	(13)%
Impact of change in exchange rates	(3.3)	n/a
At comparative period exchange rates	$70.6	(17)%

Revenue
For the first quarter of 2017, consolidated revenue was $1.6 billion, up 25% over the prior-year quarter, and consolidated fee revenue was $1.4 billion, up 25% over 2016. We achieved year-over-year double-digit revenue growth in all three RES segments and across all RES service lines. Growth by service line was led by Property & Facility Management, up 46%, Leasing, up 18%, and Project & Development Services, up 19%. Geographically, the increase in RES fee revenue, on a local currency basis, was composed of 49% from our EMEA segment, 42% from our Americas segment, and 9% from our Asia Pacific segment. Partially offsetting the revenue growth in our RES reporting segments was LaSalle, down 9%, due to a decline in transaction fees and incentive fees against a robust prior-year quarter that benefited from the successful launch of the LaSalle Logiport REIT.
Property & Facility Management represented over 50% of our consolidated total revenue growth and was led by EMEA (86% of consolidated Property & Facility Management revenue growth on a local currency basis), primarily due to incremental revenue from our August 2016 acquisition of Integral UK Ltd. ("Integral"). Asia Pacific represented 12% of the consolidated Property & Facility Management revenue growth on a local currency basis. The increase in Leasing revenue was driven by the Americas (80% of consolidated Leasing revenue growth on a local currency basis) and EMEA (14%). Consolidated revenue growth in both Project & Development Services and Advisory, Consulting and Other was led by Americas; the segment represented 56% and 71%, respectively, of the consolidated revenue growth for these service lines on a local currency basis.
Our consolidated revenue increased 21% in U.S. dollars and 25% in local currency for the first three months of 2017 as compared with 2016. This spread was driven by strengthening of the U.S. dollar against the British pound sterling as well as strengthening of the U.S. dollar against the euro, partially offset by weakening of the U.S. dollar against the Australian dollar.
Operating Expenses
In the first quarter of 2017, consolidated operating expenses increased 26% to $1.6 billion as compared with 2016. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.3 billion in 2017, an increase of 27% over 2016. The increase reflected continued expansion of annuity businesses, most notably from the acquisition of Integral, and included over $138 million of fee-based operating expenses, excluding depreciation and amortization, from acquisitions completed since the first quarter of 2016. It also included nearly $5.3 million of technology and data expenditures, excluding depreciation and amortization, incremental to the first quarter of 2016.
Restructuring and acquisition charges were $4.5 million and $7.6 million for the first quarter of 2017 and 2016, respectively. Charges in 2017 included (a) $3.5 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations and (b) $3.8 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent elevated acquisition activity, partially offset by (c) $(2.8) million of net non-cash fair value adjustments relating to net decreases to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2016 included (a) $3.2 million of severance and other employment-related charges, (b) $4.2 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, and (c) $0.2 million of net non-cash fair value adjustments relating to net increases to earn-out liabilities that arose from prior period acquisition activity.
Interest Expense
Net interest expense for the first quarter of 2017 was $13.0 million, up from $8.9 million in the first quarter of 2016. Approximately half of the year-over-year increase was the result of higher average borrowings under our Facility, driven by nearly $490 million in acquisition-related payments over the last twelve months, with a higher effective interest rate on our Facility also contributing to the increase. The average outstanding borrowings under the Facility were $1,117.5 million and $554.3 million and the effective interest rate was 1.7% and 1.4% during the three months ended March 31, 2017 and 2016, respectively.
Equity Earnings from Real Estate Ventures
For the three months ended March 31, 2017, we recognized equity earnings of $5.6 million, with over 80% attributable to LaSalle's investments in real estate ventures, as compared with $13.0 million, nearly all of which was attributable to LaSalle, during the three months ended March 31, 2016. Net valuation increases were the primary driver of equity earnings activity in both periods; refer to the LaSalle segment results discussion for additional details.

Provision for Income Taxes
The provision for income taxes was $3.6 million for the three months ended March 31, 2017, which represented an effective tax rate of 24.4%, consistent with the effective tax rate for the year ended December 31, 2016.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the first quarter was $10.8 million, compared with $25.7 million last year. Net income margin attributable to common shareholders was 0.7% in the first quarter of 2017, down from 1.9% in the first quarter of 2016. Adjusted EBITDA, which decreased 17% from the first quarter of 2016, was $73.9 million in the first quarter of 2017. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the first quarter of 2017 was 5.4% in USD (5.0% in local currency) as compared with 7.6% for the prior year quarter. The decline in profitability reflected (a) the year-over-year decline in LaSalle transaction fees and equity earnings, (b) a decline in EMEA results, and (c) an increase in investments in technology and data globally, partially offset by an increase in Asia Pacific profitability.
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
For segment reporting, gross contract costs and Net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." In addition, our measure of segment results also excludes Restructuring and acquisition charges.

Americas - Real Estate Services

	Three Months Ended March 31,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Leasing	$296.1	249.0	47.1	19%	19%
Capital Markets & Hotels	99.2	78.6	20.6	26	26
Capital Markets & Hotels Fee Revenue	101.9	81.9	20.0	24	24
Property & Facility Management	181.8	177.3	4.5	3	3
Property & Facility Management Fee Revenue	142.4	131.3	11.1	8	8
Project & Development Services	93.0	67.0	26.0	39	38
Project & Development Services Fee Revenue	85.3	64.2	21.1	33	32
Advisory, Consulting and Other	52.7	31.6	21.1	67	66
Total revenue	$722.8	603.5	119.3	20%	20%
Gross contract costs	(47.1)	(48.8)	1.7	(3)	(2)
Net non-cash MSR and mortgage banking derivative activity	2.7	3.3	(0.6)	(18)	(18)
Total fee revenue	$678.4	558.0	120.4	22%	21%
Compensation, operating and administrative expenses excluding gross contract costs	614.6	503.5	111.1	22	22
Gross contract costs	47.1	48.8	(1.7)	(3)	(2)
Depreciation and amortization	23.5	18.8	4.7	25	26
Total operating expenses	$685.3	571.1	114.2	20%	20%
Operating income	$37.5	32.4	5.1	16%	16%
Equity earnings	$0.2	0.3	(0.1)	(33%)	(33%)
Adjusted EBITDA	$63.6	54.6	9.0	16%	16%
Americas had broad-based revenue growth across all services lines in 2017, reflecting primarily organic expansion. The increase in Leasing revenue reflected strong transactional performance, which outpaced the 8% growth in gross absorption compared to 2016 as reported by JLL research, led by the New York, Houston and Seattle markets in the U.S. The revenue increase in Project & Development Services was led by organic growth in the U.S. Midwest market together with contributions from recent acquisitions. Capital Markets & Hotels revenue performance reflects growth in multifamily as well as transaction activity in the New York and Virginia/Washington D.C. markets. Advisory, Consulting and Other revenue growth was driven primarily by acquisitions of U.S.-based valuation businesses during the fourth quarter of 2016.
The increase in operating expenses, as compared with 2016, generally corresponded with the increase in revenue discussed above.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 9.4% in USD and local currency in 2017, compared with 9.8% last year. This decline was primarily driven by continued investments in data, technology, and people, partially offset by the notable revenue growth discussed above.

EMEA - Real Estate Services

	Three Months Ended March 31,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Leasing	$48.3	43.5	4.8	11%	19%
Capital Markets & Hotels	63.0	64.6	(1.6)	(2)	7
Property & Facility Management	198.2	72.3	125.9	n.m.	n.m.
Property & Facility Management Fee Revenue	157.1	52.2	104.9	n.m.	n.m.
Project & Development Services	141.6	140.1	1.5	1	8
Project & Development Services Fee Revenue	42.9	47.3	(4.4)	(9)	(4)
Advisory, Consulting and Other	48.4	48.9	(0.5)	(1)	8
Total revenue	$499.5	369.4	130.1	35%	49%
Gross contract costs	(139.8)	(112.9)	(26.9)	24	36
Total fee revenue	$359.7	256.5	103.2	40%	55%
Compensation, operating and administrative expenses excluding gross contract costs	378.9	264.6	114.3	43	59
Gross contract costs	139.8	112.9	26.9	24	36
Depreciation and amortization	10.3	7.7	2.6	34	48
Total operating expenses	$528.9	385.2	143.7	37%	52%
Operating loss	$(29.4)	(15.8)	(13.6)	86%	n.m.
Equity losses	$—	(0.1)	0.1	n.m.	n.m.
Adjusted EBITDA	$(19.2)	(7.6)	(11.6)	n.m.	n.m.
n.m. - not meaningful
EMEA total revenue growth was most notable in Property & Facility Management, driven by $129.3 million of incremental revenue from Integral ($105.2 million of fee revenue). Leasing performance during the quarter primarily reflected organic growth in office agency and tenant representation across a number of EMEA countries against a market gross absorption decline of 2% as reported by JLL research. In addition to Integral-related expansion, revenue performance in the UK reflected growth in both our Leasing and Capital Markets & Hotels business lines as transaction markets continued to reset following Brexit.
The increase in operating expenses year-over-year was substantially due to incremental operating expenses relating to Integral (over 85% of the increase in USD).
Adjusted EBITDA margin, calculated on a fee-revenue basis, was negative 5.3% in USD (negative 5.5% in local currency), compared with negative 3.0% last year. This decline reflected $12.1 million of (a) incremental investments in technology and our facilities management platform, (b) costs associated with the continued wind-down of operations in a non-core UK market, (c) deal timing and facilities management revenue delays, and (d) provisions for losses on receivables. In addition, profitability was impacted by the shift in service mix associated with Integral.

Asia Pacific - Real Estate Services

	Three Months Ended March 31,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Leasing	$30.7	27.3	3.4	12%	13%
Capital Markets & Hotels	28.6	26.5	2.1	8	8
Property & Facility Management	162.9	141.4	21.5	15	15
Property & Facility Management Fee Revenue	113.7	102.7	11.0	11	10
Project & Development Services	48.2	38.8	9.4	24	24
Project & Development Services Fee Revenue	26.3	19.9	6.4	32	32
Advisory, Consulting and Other	34.3	29.4	4.9	17	16
Total revenue	$304.7	263.4	41.3	16%	15%
Gross contract costs	(71.1)	(57.6)	(13.5)	23	24
Total fee revenue	$233.6	205.8	27.8	14%	13%
Compensation, operating and administrative expenses excluding gross contract costs	224.5	202.9	21.6	11	10
Gross contract costs	71.1	57.6	13.5	23	24
Depreciation and amortization	4.8	4.1	0.7	17	17
Total operating expenses	$300.4	264.6	35.8	14%	13%
Operating income (loss)	$4.3	(1.2)	5.5	n.m.	n.m.
Equity earnings	$0.8	0.1	0.7	n.m.	n.m.
Adjusted EBITDA	$9.9	3.0	6.9	n.m.	n.m.
n.m. - not meaningful
Asia Pacific revenue increased in all five service lines in 2017, primarily the result of organic expansion. Service line revenue increases were led by Property & Facility Management and Project & Development Services, which experienced double-digit revenue growth, driven primarily by new contract wins and expansions of existing mandates. Geographically, growth in the segment was led by Greater China, India, and Singapore.
The increase in operating expenses year-over-year was primarily driven by increased headcount from recent acquisitions and corresponded with the increase in revenues, partially offset by enhanced expense control initiatives.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 4.2% in USD (4.0% in local currency), compared with 1.5% last year, and primarily reflected the expense drivers discussed above as well as collections on previously provided receivables.

LaSalle

	Three Months Ended March 31,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Advisory fees	$62.6	62.2	0.4	1%	5%
Transaction fees & other	13.7	24.2	(10.5)	(43)	(43)
Incentive fees	11.9	14.1	(2.2)	(16)	(11)
Total revenue	$88.2	100.5	(12.3)	(12%)	(9%)
Compensation, operating and administrative expenses	73.1	78.3	(5.2)	(7)	(3)
Depreciation and amortization	0.7	0.6	0.1	17	17
Total operating expenses	$73.8	78.9	(5.1)	(6%)	(3%)
Operating income	$14.4	21.6	(7.2)	(33%)	(30%)
Equity earnings	$4.6	12.7	(8.1)	(64%)	(65%)
Adjusted EBITDA	$19.6	35.1	(15.5)	(44%)	(42%)
LaSalle's decline in total revenue year-over-year was primarily due to a reduction in transaction fees as 2016 results reflected the successful launch of the LaSalle Logiport REIT in Japan.
The decrease in operating expenses in 2017 was due to lower variable compensation expense associated with the year-over-year decline in transaction and incentive fees, partially offset by deferred compensation expense and increased investments in technology and data.
Equity earnings in both periods were primarily driven by net valuation increases; the year-over-year decline reflects last year's substantial valuation increase related to our investment in LaSalle Logiport REIT.
Adjusted EBITDA margin was 22.2% in USD and local currency for the first quarter of 2017, compared with 34.9% in 2016. The reduction was due to lower transaction and incentive fee revenue as well as the impact of deferred compensation expenses.
Assets under management ("AUM") was $58.0 billion as of March 31, 2017, a decrease of 1% in local currency from $60.1 billion as of December 31, 2016. The net decrease in assets under management during the first quarter of 2017 resulted from $3.5 billion of dispositions and withdrawals and $1.4 billion of foreign currency decreases, partially offset by $2.5 billion of acquisitions and $0.3 billion of net valuation increases.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During the first three months of 2017 and 2016, cash flows used for operating activities were $212.9 million and $336.9 million, respectively. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year. This was the primary driver of cash used for operating activities for the first three months of both years and the reduction in incentive compensation paid to employees during 2017 as compared with 2016, reflecting the Company's performance in the previous annual periods, directly impacted the comparative cash flows used for operating activities year-over-year. Also contributing to the decrease in cash flows used for operating activities year-over-year was improved working capital management. Partially offsetting the above drivers was the $13.9 million decrease in Net income for the first three months of 2017 as compared with 2016.

Cash Flows from Investing Activities
We used $43.5 million of cash for investing activities during the first three months of 2017, a decrease of $140.8 million from the $184.3 million used during the same period in 2016. The year-over-year decrease was primarily driven by (a) payments for business acquisitions, (b) capital contribution and distribution activity related to co-investments, and (c) acquisitions by investment properties for consolidated less-than-wholly-owned subsidiaries. We discuss these three key drivers as well as property and equipment net capital additions individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $216.9 million of cash in the first three months of 2017, as compared to $540.3 million provided in the first three months of 2016. This $323.4 million decrease was primarily due to (a) a year-over-year decrease in net borrowings under our Facility of $269.2 million, a result of the declines in cash flows used by operating and investing activities discussed above, and (b) a $22.2 million decrease in net noncontrolling interest contributions as compared with 2016. The 2016 net contributions funded the noncontrolling interest holders' proportionate share of investment property acquisitions completed during the three months ended March 31, 2016 by a consolidated VIE discussed below.
Credit Facility
Our $2.75 billion Facility matures on June 21, 2021. As of March 31, 2017, we had outstanding borrowings under the Facility of $1,175.0 million and outstanding letters of credit of $11.9 million. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $1,117.5 million and $554.3 million during the three months ended March 31, 2017 and 2016, respectively, with the year-over-year increase driven by nearly $490 million in acquisition-related payments over the last twelve months.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $94.8 million under local overdraft facilities as of March 31, 2017. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $62.5 million and $89.5 million as of March 31, 2017 and December 31, 2016, respectively, of which $40.8 million and $31.6 million as of March 31, 2017 and December 31, 2016, respectively, were attributable to local overdraft facilities.
See Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements for additional information on our Facility and Short-term borrowings.
Co-Investment Activity
As of March 31, 2017, we had total investments of $352.1 million in 50 separate property or fund co-investments, primarily related to LaSalle. For the three months ended March 31, 2017, return of capital exceeded funding of co-investments by $0.7 million, as compared with the three months ended March 31, 2016 funding of co-investments exceeded return of capital by $37.5 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific. Co-investment remains important to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of March 31, 2017, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2016 or in the first three months of 2017 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.

On May 5, 2017, we announced a semi-annual cash dividend of $0.35 per share of common stock. The dividend payment will be made on June 15, 2017, to holders of record at the close of business on May 15, 2017. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Total capital expenditures for the three months ended March 31, 2017 and 2016, were $31.6 million and $33.3 million, respectively. Our capital expenditures are primarily for information technology systems, computer hardware, and improvements to leased office spaces.
Capital expenditures for the three months ended March 31, 2016, included $34.4 million of property acquisitions and capital expenditures made by consolidated VIEs, of which $34.1 million for the first quarter of 2016 was attributable to a then-consolidated VIE in which we held a 25% equity interest. Refer to Note 6, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the three months ended March 31, 2017, we paid $30.4 million for business acquisitions. This included $20.3 million of payments relating to four new acquisitions in 2017 and $10.1 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract requirements and performance. Deferred business acquisition obligations totaled $98.5 million on our Condensed Consolidated Balance Sheets as of March 31, 2017. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2017, we had the potential to make earn-out payments for a maximum of $442.4 million on 56 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2017 and December 31, 2016, we had total cash and cash equivalents of $223.1 million and $258.5 million, respectively, of which approximately $132.0 million and $162.0 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of March 31, 2017 and December 31, 2016, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $217.3 million as of March 31, 2017. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this filing and elsewhere (such as in reports, other filings with the SEC, press releases, presentations and communications by JLL or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, and dividend payments may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives, and dividends to be materially different from any of the future results, performance, achievements, plans and objectives, and dividends expressed or implied by such forward-looking statements.
We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2016 in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission.
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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of March 31, 2017. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility were $1,117.5 million, with an effective interest rate of 1.7% for the three months ended March 31, 2017. We had $1,175.0 million outstanding under the Facility and outstanding letters of credit of $11.9 million as of March 31, 2017. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes"), excluding debt issuance costs, due in November 2022 bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). The issuance of these Notes at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2016 or the first three months of 2017, and we had no such agreements outstanding as of March 31, 2017.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during the first quarter of 2017, our results would reflect an increase of $1.4 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 56% and 54% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (18% and 13% of revenue for both the three months ended March 31, 2017 and 2016, respectively) and the euro (12% and 13% of revenue for the three months ended March 31, 2017 and 2016, respectively).
We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies back into U.S. dollars reduces the impact of translating revenue earned in foreign currencies back into U.S. dollars. In addition, Polish zloty and Singapore dollar expenses incurred as a result of our regional headquarters being located in Warsaw and Singapore, respectively, have historically acted as partial operational hedges against our translation exposures to Polish zloty and Singapore dollars.
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended March 31, 2017, our total revenue increased 21% in U.S. dollars and 25% in local currency, and our operating income decreased 24% in U.S. dollars and 40% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of March 31, 2017, we had forward exchange contracts in effect with a gross notional value of $1.88 billion ($1.33 billion on a net basis) and a net gain of $15.6 million for the three months ended March 31, 2017. This net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2017, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Corporate Officers
The names and titles of our corporate executive officers, as of March 31, 2017, were as follows:
Global Executive Board
Christian Ulbrich
Chief Executive Officer and President
Christie B. Kelly
Executive Vice President and Chief Financial Officer
Richard Bloxam
Global Head of Capital Markets
Anthony Couse
Chief Executive Officer, Asia Pacific
John Forrest
Chief Executive Officer, Global & Americas Corporate Solutions
Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa
Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management
Patricia Maxson
Chief Human Resources Officer
Gregory P. O'Brien
Chief Executive Officer, Americas
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	David A. Johnson
Corporate Finance and Investor Relations	Chief Information Officer

Bryan J. Duncan	Mark J. Ohringer
Treasurer	General Counsel and Corporate Secretary

Allan Frazier	Parikshat Suri
Chief Data Officer and Global Head of Data and Information Management	Chief Audit Executive
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2017.

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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith