Form 10-Q
period 2017-06-30
JONES LANG LASALLE INC
filed 2017-08-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
Or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on July 31, 2017 was 45,335,040.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share and per share data) (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$250.3	258.5
Trade receivables, net of allowances of $47.0 and $37.1	1,718.2	1,870.6
Notes and other receivables	366.4	326.7
Warehouse receivables	798.5	600.8
Prepaid expenses	102.0	81.7
Other	163.9	161.4
Total current assets	3,399.3	3,299.7
Property and equipment, net of accumulated depreciation of $531.6 and $488.0	512.9	501.0
Goodwill	2,668.9	2,579.3
Identified intangibles, net of accumulated amortization of $145.6 and $180.6	302.0	295.0
Investments in real estate ventures, including $228.0 and $212.7 at fair value	364.2	355.4
Long-term receivables	174.2	176.4
Deferred tax assets, net	189.1	180.9
Deferred compensation plan	208.0	173.0
Other	79.3	68.7
Total assets	$7,897.9	7,629.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$802.0	846.2
Accrued compensation	740.8	1,064.7
Short-term borrowings	69.5	89.5
Deferred income	158.7	129.8
Deferred business acquisition obligations	29.0	28.6
Short-term earn-out liabilities	27.3	23.8
Warehouse facilities	791.0	580.1
Other	233.5	203.6
Total current liabilities	2,851.8	2,966.3
Credit facility, net of debt issuance costs of $17.4 and $19.6	657.6	905.4
Long-term debt, net of debt issuance costs of $4.6 and $2.3	669.5	272.7
Deferred tax liabilities, net	24.4	21.5
Deferred compensation	222.5	201.1
Deferred business acquisition obligations	69.6	73.8
Long-term earn-out liabilities	198.3	205.8
Other	166.5	161.3
Total liabilities	4,860.2	4,807.9
Redeemable noncontrolling interest	3.9	6.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,290,277 and 45,213,832 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,027.2	1,013.3
Retained earnings	2,404.8	2,333.0
Shares held in trust	(6.2)	(6.0)
Accumulated other comprehensive loss	(421.2)	(551.1)
Total Company shareholders’ equity	3,005.1	2,789.7
Noncontrolling interest	28.7	25.0
Total equity	3,033.8	2,814.7
Total liabilities and equity	$7,897.9	7,629.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,834.7	1,603.6	$3,449.9	2,940.4
Operating expenses:
Compensation and benefits	1,049.0	928.0	2,014.3	1,738.4
Operating, administrative and other	634.8	520.0	1,218.6	978.2
Depreciation and amortization	41.2	31.4	80.5	62.6
Restructuring and acquisition charges	5.4	10.3	9.9	17.9
Total operating expenses	1,730.4	1,489.7	3,323.3	2,797.1
Operating income	104.3	113.9	126.6	143.3
Interest expense, net of interest income	14.6	10.9	27.6	19.8
Equity earnings from real estate ventures	14.5	9.2	20.1	22.2
Other income	—	13.3	—	13.3
Income before income taxes and noncontrolling interest	104.2	125.5	119.1	159.0
Provision for income taxes	25.5	31.1	29.1	39.4
Net income	78.7	94.4	90.0	119.6
Net income attributable to noncontrolling interest	0.3	15.4	0.8	14.9
Net income attributable to the Company	78.4	79.0	89.2	104.7
Dividends on unvested common stock, net of tax benefit	0.2	0.2	0.2	0.2
Net income attributable to common shareholders	$78.2	78.8	$89.0	104.5
Basic earnings per common share	$1.73	1.75	$1.97	2.32
Basic weighted average shares outstanding (in 000's)	45,288	45,121	45,273	45,108
Diluted earnings per common share	$1.71	1.73	$1.95	2.30
Diluted weighted average shares outstanding (in 000s)	45,782	45,574	45,728	45,498
Dividends declared per share	$0.35	0.31	$0.35	0.31
Net income attributable to the Company	$78.4	79.0	$89.2	104.7
Change in pension liabilities, net of tax	0.8	—	0.8	—
Foreign currency translation adjustments	68.0	(49.7)	129.1	(35.9)
Comprehensive income attributable to the Company	$147.2	29.3	$219.1	68.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2016	45,213,832	$0.5	1,013.3	2,333.0	(6.0)	(551.1)	25.0	$2,814.7
Net income (1)	—	—	—	89.2	—	—	0.9	90.1
Shares issued under stock-based compensation programs	110,616	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(34,171)	—	(3.8)	—	—	—	—	(3.8)
Amortization of stock-based compensation	—	—	15.0	—	—	—	—	15.0
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Dividends paid, $0.35 per share	—	—	—	(16.1)	—	—	—	(16.1)
Shares held in trust	—	—	—	—	(0.2)	—	—	(0.2)
Change in pension liabilities, net of tax	—	—	—	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	129.1	—	129.1
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	2.8	2.8
Acquisition of redeemable noncontrolling interest	—	—	1.1	—	—	—	—	1.1
June 30, 2017	45,290,277	$0.5	1,027.2	2,404.8	(6.2)	(421.2)	28.7	$3,033.8
(1) Excludes net loss attributable to redeemable noncontrolling interest of $0.1 million for six months ended June 30, 2017.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2017	2016
Cash flows used in operating activities:
Net income	$90.0	119.6
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	17.1	18.0
Other adjustments, net	88.7	60.1
Changes in working capital, net	(210.6)	(480.5)
Net cash used in operating activities	(14.8)	(282.8)
Cash flows used in investing activities:
Net capital additions – property and equipment	(63.2)	(79.8)
Acquisition of investment properties (less than wholly-owned)	—	(34.4)
Business acquisitions, net of cash acquired	(18.5)	(93.0)
Capital contributions to real estate ventures	(21.8)	(63.0)
Distributions of capital from real estate ventures	21.9	29.3
Other, net	(2.9)	41.8
Net cash used in investing activities	(84.5)	(199.1)
Cash flows provided by financing activities:
Proceeds from issuance of senior notes	395.7	—
Proceeds from borrowings under credit facility	1,856.0	1,693.0
Repayments of borrowings under credit facility	(2,106.0)	(1,118.0)
Payments of deferred business acquisition obligations and earn-outs	(23.2)	(30.6)
Payment of dividends	(16.1)	(14.2)
Noncontrolling interest contributions, net	0.7	5.0
Other, net	(22.9)	(57.7)
Net cash provided by financing activities	84.2	477.5
Effect of currency exchange rate changes on cash and cash equivalents	6.9	1.5
Net change in cash and cash equivalents	(8.2)	(2.9)
Cash and cash equivalents, beginning of the period	258.5	216.6
Cash and cash equivalents, end of the period	$250.3	213.7
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24.9	16.5
Income taxes, net of refunds	70.4	75.1
Non-cash investing activities:
Business acquisitions, including contingent consideration	$10.7	47.2
Capital leases	2.0	5.7
Non-cash financing activities:
Deferred business acquisition obligations	$1.8	29.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation.
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
As a result of the items mentioned above, the results for the periods ended June 30, 2017 and 2016 are not fully indicative of what our results will be for the full fiscal year.
Our Warehouse receivables are classified as held-for-sale as they represent originated mortgage loans for which we have executed commitments to sell to third-parties. Warehouse receivables have historically been carried at the lower of cost or fair value. Effective January 1, 2017, we elected the fair value option to measure and report new Warehouse receivables on an instrument-by-instrument basis. Increases or decreases in the fair value of these loans following origination are recognized in Revenue in the Condensed Consolidated Statements of Comprehensive Income. Our Warehouse receivables balance as of June 30, 2017 did not include any loans reported within our December 31, 2016 balance as all warehoused loans were sold during the three months ended March 31, 2017.

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
As a result of the adoption, we recorded a $1.3 million cumulative-effect decrease to beginning retained earnings to recognize the impact of share-based compensation expense previously estimated to be forfeited; there was no material impact to our provision for income taxes in the six months ended June 30, 2017.
Recently issued accounting guidance, not yet adopted
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost (Topic 715), which amends the requirements for presentation of service costs and other components of net benefit costs on the Income Statement. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
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

We plan to apply the full retrospective approach to adopt ASC Topic 606. Based upon analyses performed to the date of this report, we anticipate ASC 606 will result in an acceleration of the timing of revenue recognition for certain transaction commissions and advisory fees that include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the existing revenue recognition framework. Additionally, we anticipate implementation of the updated principal versus agent considerations in ASC Topic 606 will result in a significant increase to the proportion of our property and facility management contracts accounted for on a gross basis. While our analysis is still ongoing, this expected increase is based on a change in principal versus agent evaluation criteria. Specifically, ASC Topic 606 focuses on the concept of control and the identification of the party to a contract that retains performance risk. Under the existing model, principal versus agent evaluations do not specifically consider the concept of control, but rather contemplate both performance and payment risk. Finally, we expect our disclosures related to revenue from contracts to notably expand as a result of the adoption of ASC Topic 606.
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
We have reclassified certain prior year amounts to conform to the current presentation. Specifically during the first quarter of 2017, we revised our methodology for allocating overhead expenses and certain costs associated with our facilities management platform in EMEA to our reporting segments. Prior year amounts have been reclassified to conform to the current presentation. Reclassifications have not been material and have not affected reported net income or consolidated results.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) Net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of June 30, 2017, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following:

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Head of Capital Markets

•	Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Real Estate Services
Americas
Revenue	$791.8	672.9	$1,514.6	1,276.4
Gross contract costs	(43.9)	(43.4)	(91.0)	(92.2)
Net non-cash MSR and mortgage banking derivative activity	(6.7)	(2.7)	(4.0)	0.6
Total fee revenue	741.2	626.8	1,419.6	1,184.8
Operating expenses:
Compensation, operating and administrative expenses	693.1	604.1	1,354.9	1,156.4
Depreciation and amortization	23.7	18.2	47.2	37.0
Total segment operating expenses	716.8	622.3	1,402.1	1,193.4
Gross contract costs	(43.9)	(43.4)	(91.0)	(92.2)
Total fee-based segment operating expenses	672.9	578.9	1,311.1	1,101.2
Segment operating income	$75.0	50.6	$112.5	83.0
Equity earnings	0.2	0.4	0.4	0.7
Total segment income	$75.2	51.0	$112.9	83.7

EMEA
Revenue	$592.4	481.3	$1,091.9	850.7
Gross contract costs	(153.3)	(148.2)	(293.1)	(261.1)
Total fee revenue	439.1	333.1	798.8	589.6
Operating expenses:
Compensation, operating and administrative expenses	572.3	457.5	1,090.9	835.0
Depreciation and amortization	11.1	8.3	21.4	16.0
Total segment operating expenses	583.4	465.8	1,112.3	851.0
Gross contract costs	(153.3)	(148.2)	(293.1)	(261.1)
Total fee-based segment operating expenses	430.1	317.6	819.2	589.9
Segment operating income (loss)	$9.0	15.5	$(20.4)	(0.3)
Equity losses	—	—	—	(0.1)
Total segment income (loss)	$9.0	15.5	$(20.4)	(0.4)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Real Estate Services
Asia Pacific
Revenue	$377.7	322.4	$682.4	585.8
Gross contract costs	(98.1)	(66.6)	(169.2)	(124.2)
Total fee revenue	279.6	255.8	513.2	461.6
Operating expenses:
Compensation, operating and administrative expenses	354.5	299.1	650.1	559.7
Depreciation and amortization	5.7	4.2	10.5	8.2
Total segment operating expenses	360.2	303.3	660.6	567.9
Gross contract costs	(98.1)	(66.6)	(169.2)	(124.2)
Total fee-based segment operating expenses	262.1	236.7	491.4	443.7
Segment operating income	$17.5	19.1	$21.8	17.9
Equity earnings (losses)	0.6	(0.1)	1.4	—
Total segment income	$18.1	19.0	$23.2	17.9

LaSalle
Revenue	$72.8	127.0	$161.0	227.5
Operating expenses:
Compensation, operating and administrative expenses	63.9	87.4	137.0	165.7
Depreciation and amortization	0.7	0.7	1.4	1.3
Total segment operating expenses	64.6	88.1	138.4	167.0
Segment operating income	$8.2	38.9	$22.6	60.5
Equity earnings	13.7	8.9	18.3	21.6
Total segment income	$21.9	47.8	$40.9	82.1

Segment Reconciling Items
Total fee revenue	$1,532.7	1,342.7	$2,892.6	2,463.5
Gross contract costs	295.3	258.2	553.3	477.5
Net non-cash MSR and mortgage banking derivative activity	6.7	2.7	4.0	(0.6)
Total revenue	$1,834.7	1,603.6	$3,449.9	2,940.4
Total segment operating expenses before restructuring and acquisition charges	1,725.0	1,479.4	3,313.4	2,779.2
Operating income before restructuring and acquisition charges	$109.7	124.2	$136.5	161.2
Restructuring and acquisition charges	5.4	10.3	9.9	17.9
Operating income	$104.3	113.9	$126.6	143.3

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2017 Business Combinations Activity
During the six months ended June 30, 2017, we completed four new strategic acquisitions, as presented in the table below. These acquisitions reflect continued efforts to grow scale in key regional markets across various business lines.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Maloney Field Services	Q1	Australia	Capital Markets & Hotels
Meridian Immobilier SA	Q1	Switzerland	Leasing
Urbis Partners, LLC	Q1	United States	Leasing
Zabel Property AG	Q1	Germany	Capital Markets & Hotels
Aggregate terms of these acquisitions included: (1) cash paid at closing of $22.2 million (exclusive of $5.6 million in cash acquired), (2) guaranteed deferred consideration of $1.8 million subject only to the passage of time, and (3) contingent earn-out consideration of $10.7 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $24.0 million, identifiable intangibles of $9.5 million, and other net assets (acquired assets less assumed liabilities) of $1.2 million. As of June 30, 2017, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2017 acquisitions during their open measurement periods.
During the six months ended June 30, 2017, we paid $23.2 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.4 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
2016 Business Combination Activity
During the six months ended June 30, 2017, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2016. These adjustments resulted in a $5.2 million increase to goodwill, which included a $3.2 million net working capital adjustment payment for a 2016 acquisition, and a $0.4 million reduction to identifiable intangibles. As of June 30, 2017, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2016 acquisitions with open measurement periods.
Earn-Out Payments
As of June 30, 2017, we had the potential to make a maximum of $436.0 million (undiscounted) in earn-out payments on 55 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $225.6 million, representing the fair value of these obligations as of June 30, 2017, which is included in Short-term earn-out liabilities and Long-term earn-out liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years.
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
Goodwill and Other Intangible Assets
Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates. The tables below detail the foreign exchange impact on our goodwill and intangible balances. Goodwill and unamortized intangibles of $2,970.9 million as of June 30, 2017 consisted of: (1) goodwill of $2,668.9 million, (2) identifiable intangibles of $293.2 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized.

The following tables detail, by reporting segment, movements in goodwill with indefinite useful lives.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	4.5	18.2	6.5	—	29.2
Impact of exchange rate movements	0.4	52.1	7.2	0.7	60.4
Balance as of June 30, 2017	$1,411.0	922.0	319.8	16.1	$2,668.9

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	$2,141.5
Additions, net of adjustments	102.7	36.6	13.2	—	152.5
Impact of exchange rate movements	0.9	(34.7)	3.6	(1.1)	(31.3)
Balance as of June 30, 2016	$1,264.7	698.1	283.4	16.5	$2,262.7
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments(1)	29.0	0.2	3.1	5.8	—	38.1
Adjustment for fully amortized intangibles	(6.0)	(50.0)	(7.7)	(8.0)	(0.1)	(71.8)
Impact of exchange rate movements	—	—	4.8	0.9	—	5.7
Balance as of June 30, 2017	$216.1	117.3	91.3	22.9	—	$447.6

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization, net (2)	(18.9)	(6.9)	(7.6)	(1.2)	—	(34.6)
Adjustment for fully amortized intangibles	6.0	50.0	7.7	8.0	0.1	71.8
Impact of exchange rate movements	—	0.2	(2.2)	(0.2)	—	(2.2)
Balance as of June 30, 2017	$(45.2)	(55.4)	(40.1)	(4.9)	—	$(145.6)

Net book value as of June 30, 2017	$170.9	61.9	51.2	18.0	—	$302.0
(1) Included in this amount for MSRs was $4.3 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2015	$171.6	125.5	48.5	14.3	6.3	$366.2
Additions, net of adjustments	6.3	13.0	6.6	1.2	—	27.1
Impact of exchange rate movements	—	(0.2)	(3.3)	0.3	0.2	(3.0)
Balance as of June 30, 2016	$177.9	138.3	51.8	15.8	6.5	$390.3

Accumulated Amortization
Balance as of December 31, 2015	$(8.6)	(88.4)	(32.6)	(9.3)	(0.1)	$(139.0)
Amortization, net (1)	(11.4)	(4.2)	(4.0)	(0.7)	—	(20.3)
Impact of exchange rate movements	—	0.3	2.6	(0.2)	—	2.7
Balance as of June 30, 2016	$(20.0)	(92.3)	(34.0)	(10.2)	(0.1)	$(156.6)

Net book value as of June 30, 2016	$157.9	46.0	17.8	5.6	6.4	$233.7
(1) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of June 30, 2017, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2017 (6 months)	$14.9	17.4	$32.3
2018	28.4	24.2	52.6
2019	25.1	22.2	47.3
2020	21.8	19.5	41.3
2021	18.2	13.3	31.5
2022	15.2	13.5	28.7
Thereafter	47.3	12.2	59.5
Total	$170.9	122.3	$293.2

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2017 and December 31, 2016, we had Investments in real estate ventures of $364.2 million and $355.4 million, respectively.
Approximately two-thirds of our investments are in 49 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining one-third of our Investments in real estate ventures, as of June 30, 2017, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $215.3 million as of June 30, 2017, of which $68.0 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2017	December 31, 2016
Property and equipment, net	$13.6	13.8
Investment in real estate ventures	10.4	10.3
Other assets (1)	40.2	40.7
Total assets	$64.2	64.8
Mortgage indebtedness	$9.3	9.7
Other liabilities (1)	31.3	35.0
Total liabilities	40.6	44.7
Members' equity	23.6	20.1
Total liabilities and members' equity	$64.2	64.8
(1) Balances primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue	$1.0	1.1	$2.6	3.0
Operating and other expenses	(0.8)	(0.1)	(2.0)	(2.0)
Gain on sale of investment	—	13.3	—	13.3
Net income	$0.2	14.3	$0.6	14.3
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three and six months ended June 30, 2017 and 2016, respectively.
Fair Value
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The table below shows the movement in our investments in real estate ventures reported at fair value.

(in millions)	2017	2016
Fair value investments as of January 1,	$212.7	155.2
Investments	19.2	52.0
Distributions	(18.6)	(21.9)
Change in fair value	10.7	12.2
Foreign currency translation adjustments, net	4.0	6.3
Fair value investments as of June 30,	$228.0	203.8

6.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of compensation to our employees. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2017	785.7	$117.62	1.82
Granted	11.1	118.00
Vested	(3.3)	117.81
Forfeited	(17.6)	112.71
Unvested as of June 30, 2017	775.9	$117.74	1.61
Unvested shares expected to vest as of June 30, 2017	775.9	$117.74	1.61

Unvested as of March 31, 2016	820.4	$112.83	2.21
Granted	49.7	108.75
Vested	(9.7)	92.60
Forfeited	(43.1)	117.52
Unvested as of June 30, 2016	817.3	$112.58	2.00
Unvested shares expected to vest as of June 30, 2016	796.1	$112.69	2.00

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	151.9	116.54
Vested	(106.4)	90.32
Forfeited	(20.5)	113.16
Unvested as of June 30, 2017	775.9	$117.74	1.61
Unvested shares expected to vest as of June 30, 2017	775.9	$117.74	1.61

Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	250.6	107.45
Vested	(94.6)	91.22
Forfeited	(44.7)	116.50
Unvested as of June 30, 2016	817.3	$112.58	1.99
Unvested shares expected to vest as of June 30, 2016	796.1	$112.69	2.00
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of June 30, 2017, we had $30.7 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.

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
We had no transfers among levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Warehouse receivables, restricted cash, Accounts payable, Short-term borrowings, Warehouse facility, Credit facility, Long-term debt and foreign currency exchange contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, restricted cash, Accounts payable, and the Warehouse facility approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt as $689.4 million and $284.9 million as of June 30, 2017 and December 31, 2016, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $669.5 million and $272.7 million as of June 30, 2017 and December 31, 2016, respectively, and included debt issuance costs of $4.6 million and $2.3 million, respectively.
Investments in Real Estate Ventures at Fair Value - Net Asset Value ("NAV")
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2017 and December 31, 2016, investments in real estate ventures at fair value using NAV were $181.4 million and $169.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2017			December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$46.6	—	—	43.7	—	—
Foreign currency forward contracts receivable	—	13.8	—	—	8.7	—
Warehouse receivables	—	798.5	—	n/a	n/a	n/a
Deferred compensation plan assets	—	208.0	—	—	173.0	—
Mortgage banking derivative assets	—	—	26.5	—	—	31.4
Total assets at fair value	$46.6	1,020.3	26.5	43.7	181.7	31.4
Liabilities
Foreign currency forward contracts payable	$—	7.9	—	—	22.9	—
Deferred compensation plan liabilities	—	200.3	—	—	169.5	—
Earn-out liabilities	—	—	225.6	—	—	229.6
Mortgage banking derivative liabilities	—	—	12.4	—	—	15.9
Total liabilities at fair value	$—	208.2	238.0	—	192.4	245.5
Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as quoted prices are readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2017 and December 31, 2016, these contracts had a gross notional value of $1.80 billion ($1.29 billion on a net basis) and $1.90 billion ($1.39 billion on a net basis), respectively.
The revaluations of foreign currency forward contracts resulted in a net gain of $5.9 million and a net loss of $5.0 million as of June 30, 2017 and 2016, respectively. We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or six months ended June 30, 2017 or 2016.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $13.8 million asset as of June 30, 2017, was composed of gross contracts with receivable positions of $15.2 million and payable positions of $1.4 million. The $7.9 million liability as of June 30, 2017, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $8.7 million. As of December 31, 2016, the $8.7 million asset was composed of gross contracts with receivable positions of $8.9 million and payable positions of $0.2 million. The $22.9 million liability as of December 31, 2016, was composed of gross contracts with receivable positions of $1.3 million and payable positions of $24.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. See Note 1, Interim Information, for additional discussion on our election of the fair value option for Warehouse receivables. As of June 30, 2017 and December 31, 2016, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2017, as Deferred compensation plan assets of $208.0 million, long-term deferred compensation plan liabilities of $200.3 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.2 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2016, as Deferred compensation plan assets of $173.0 million, long-term deferred compensation plan liabilities of $169.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million.
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our Earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probability of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. An increase to the probability of achievement would result in a higher fair value measurement. See Note 4, Business Combinations, Goodwill and Intangibles, for additional discussion of our Earn-out liabilities.
Mortgage Banking Derivatives
The fair value of our rate lock commitments to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan and the effects of interest rate movements between the date of the interest rate lock commitment ("IRLC") and the balance sheet date based on applicable published U.S. Treasury prices.
The fair value of our forward sales contracts to prospective investors considers the market price movement of a similar security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Both the rate lock commitments to prospective borrowers and the forward sale contracts to prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Condensed Consolidated Statements on Comprehensive Income.

The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of March 31, 2017	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of June 30, 2017
Earn-out liabilities	$232.8	0.7	3.0	1.2	(12.1)	$225.6
Mortgage banking derivative assets and liabilities, net	7.2	8.3	—	19.2	(20.6)	14.1

(in millions)	Balance as of March 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of June 30, 2016
Earn-out liabilities	$158.8	(1.1)	(1.9)	14.9	(1.1)	$169.6

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of June 30, 2017
Earn-out liabilities	$229.6	(2.1)	4.5	10.7	(17.1)	$225.6
Mortgage banking derivative assets and liabilities, net	15.5	8.4	—	31.1	(40.9)	14.1

(in millions)	Balance as of December 31, 2015	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of June 30, 2016
Earn-out liabilities	$127.3	(0.9)	(1.2)	47.2	(2.8)	$169.6
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or six months ended June 30, 2017 or 2016. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

8.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	June 30, 2017	December 31, 2016
Short-term borrowings:
Local overdraft facilities	$29.6	31.6
Other short-term borrowings	39.9	57.9
Total short-term borrowings	$69.5	89.5
Credit facility, net of debt issuance costs of $17.4 and $19.6	657.6	905.4
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.1 and $2.3	272.9	272.7
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.3 and $0.0	198.3	—
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.2 and $0.0	198.3	—
Total debt	$1,396.6	1,267.6
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on June 21, 2021. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $11.9 million and $18.2 million as of June 30, 2017 and December 31, 2016, respectively. The average outstanding borrowings under the Facility were $1,302.8 million and $941.5 million during the three months ended June 30, 2017 and 2016, respectively, and $1,210.6 million and $747.9 million during the six months ended June 30, 2017 and 2016, respectively.
The pricing on the Facility ranges from LIBOR plus 0.95% to 2.05%, with pricing as of June 30, 2017, at LIBOR plus 1.25%. The effective interest rates on our Facility were 2.0% and 1.5% during the three months ended June 30, 2017 and 2016, respectively, and 1.9% and 1.5% during the six months ended June 30, 2017 and 2016, respectively.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $95.3 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
On June 29, 2017, we issued and sold an aggregate principal amount of €350.0 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The fixed-rate Euro Notes have 10-year and 12-year maturities as reported in the table above. The proceeds, net of debt issuance costs, were $393.2 million, using June 29, 2017 exchange rates, and were used to reduce outstanding borrowings on our Facility.
The Euro Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility.
As of July 31, 2017, our issuer and senior unsecured ratings are investment grade: BBB (stable outlook) from Standard & Poor’s Ratings Services and Baa2 (positive outlook) from Moody’s Investors Service, Inc.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2017.

Warehouse Facilities

	June 30, 2017		December 31, 2016
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 25, 2017[1]	$314.3	525.0	135.2	275.0
LIBOR plus 1.35%, expires September 22, 2017[2]	357.2	500.0	314.7	650.0
LIBOR plus 1.5%, expires August 31, 2018	77.4	100.0	15.0	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	42.8	n/a	116.1	n/a
Gross warehouse facilities	$791.7	1,125.0	581.0	1,025.0
Debt issuance costs	(0.7)	n/a	(0.9)	n/a
Total warehouse facilities	$791.0	1,125.0	580.1	1,025.0
1 JLL entered into an additional temporary agreement from April 17, 2017 through July 14, 2017 that increased the maximum capacity to $525.0 million. Once this temporary agreement expires, the maximum capacity will revert to $275.0 million.
2 In the second quarter of 2017, JLL negotiated a change to the interest rate on the Warehouse facility; the facility previously had an interest rate of LIBOR plus 1.4%. In addition, JLL entered into a temporary agreement that increased the maximum capacity to $500.0 million from June 29, 2017 through July 30, 2017, and to $1.3 billion from July 31, 2017 through September 11, 2017. Once the temporary agreement expires, the maximum capacity will revert to $250.0 million.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of June 30, 2017.
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $2.4 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2016	$7.3
New claims	0.2
Prior year claims adjustments	1.7
Claims paid	(2.3)
June 30, 2017	$6.9

December 31, 2015	$19.2
New claims	5.7
Prior year claims adjustments	(1.7)
Claims paid	(5.4)
June 30, 2016	$17.8
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of June 30, 2017 and December 31, 2016, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $6.7 billion and $5.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of June 30, 2017 and December 31, 2016, loan loss accruals were $13.9 million and $12.2 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

10.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and six months ended June 30, 2017, we recognized Restructuring and acquisition charges of $5.4 million and $9.9 million, respectively. For the three and six months ended June 30, 2016, we recognized Restructuring and acquisition charges of $10.3 million and $17.9 million, respectively.
For the three and six months ended June 30, 2017, we recognized $0.7 million related to net increases and $2.1 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity, respectively. For the six months ended June 30, 2016, we recognized $0.2 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. Additionally, there was a $2.3 million gain for the three and six months ended June 30, 2016, included in Restructuring and acquisition charges for a foreign currency derivative relating to an acquisition payment.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2016	$19.7	5.5	5.8	31.0
Accruals	6.4	1.3	4.3	12.0
Payments made	(15.3)	(0.4)	(5.7)	(21.4)
June 30, 2017	$10.8	6.4	4.4	21.6

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	11.1	—	8.9	20.0
Payments made	(3.6)	(0.4)	(7.8)	(11.8)
June 30, 2016	$10.2	5.3	1.3	16.8
We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2017 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

11.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2016	$6.8
Acquisition of redeemable noncontrolling interest (1)	(3.5)
Net loss	(0.1)
Impact of exchange rate movements	0.7
Redeemable noncontrolling interests as of June 30, 2017	$3.9
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $1.1 million representing the difference between the redemption value and the carrying value of the acquired interest.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2017	$(68.7)	(421.3)	(490.0)
Other comprehensive income before reclassification	—	68.0	68.0
Amounts reclassified from AOCI after tax expense of $0.2, $ - and $0.2	0.8	—	0.8
Other comprehensive income after tax expense of $0.2, $ - and $0.2	0.8	68.0	68.8
Balance as of June 30, 2017	$(67.9)	(353.3)	(421.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2016	$(35.8)	(286.7)	(322.5)
Other comprehensive loss before reclassification	—	(49.7)	(49.7)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(49.7)	(49.7)
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.4)	(551.1)
Other comprehensive income before reclassification	—	129.1	129.1
Amounts reclassified from AOCI after tax expense of $0.2, $ - and $0.2	0.8	—	0.8
Other comprehensive income after tax expense of $0.2, $ - and $0.2	0.8	129.1	129.9
Balance as of June 30, 2017	$(67.9)	(353.3)	(421.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	—	(35.9)	(35.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(35.9)	(35.9)
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2017, and our audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2017.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the six months ended June 30, 2017 and our forecasted effective tax rate for 2017 is 24.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
On March 29, 2017, the UK formally notified the European Union (“EU”) of its intent to withdraw from the EU pursuant to Article 50 of the Treaty of Lisbon. We believe this notification is not itself a change in tax law requiring any changes in the computation of income tax expense for the six months ended June 30, 2017. We have subsidiary operations in the UK and we are presently studying the potential changes in tax expense provision requirements that may be necessary upon the UK’s ultimate exit from the EU, particularly with respect to all types of cross-border payments. Because these consequences will be based, in part, upon potential substitute treaties that may enter into force before or concurrent with that exit occurring, the impact of the UK’s exit from the EU, while potentially significant, is uncertain at this time.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2017 and 2016, are not fully indicative of the results we expect to realize for the full fiscal year.
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

Consolidated Operating Results

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue
Leasing	$475.7	415.4	60.3	15%	15%
Capital Markets & Hotels	235.1	220.0	15.1	7	10
Capital Markets & Hotels Fee Revenue	228.4	217.3	11.1	5	8
Property & Facility Management	572.0	405.2	166.8	41	47
Property & Facility Management Fee Revenue	420.6	295.0	125.6	43	49
Project & Development Services	318.5	303.5	15.0	5	7
Project & Development Services Fee Revenue	174.6	155.5	19.1	12	14
Advisory, Consulting and Other	160.6	132.5	28.1	21	24
Real Estate Services ("RES") revenue	$1,761.9	1,476.6	285.3	19%	22%
LaSalle	72.8	127.0	(54.2)	(43)	(41)
Total revenue	$1,834.7	1,603.6	231.1	14%	17%
Gross contract costs	(295.3)	(258.2)	(37.1)	14	18
Net non-cash MSR and mortgage banking derivative activity	(6.7)	(2.7)	(4.0)	n.m.	n.m.
Total fee revenue	$1,532.7	1,342.7	190.0	14%	17%
RES fee revenue	$1,459.9	1,215.7	244.2	20%	23%
Compensation, operating and administrative expenses excluding gross contract costs	1,388.5	1,189.8	198.7	17	20
Gross contract costs	295.3	258.2	37.1	14	18
Depreciation and amortization	41.2	31.4	9.8	31	35
Restructuring and acquisition charges	5.4	10.3	(4.9)	(48)	(48)
Total operating expenses	$1,730.4	1,489.7	240.7	16%	20%
Operating income	$104.3	113.9	(9.6)	(8)%	(10)%
Equity earnings	$14.5	9.2	5.3	58%	58%
Adjusted EBITDA	$158.2	159.8	(1.6)	(1)%	(2)%
n.m. - not meaningful

Consolidated Operating Results (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue
Leasing	$850.8	735.2	115.6	16%	17%
Capital Markets & Hotels	425.9	389.7	36.2	9	13
Capital Markets & Hotels Fee Revenue	421.9	390.3	31.6	8	11
Property & Facility Management	1,114.9	796.2	318.7	40	47
Property & Facility Management Fee Revenue	833.8	581.2	252.6	43	50
Project & Development Services	601.3	549.4	51.9	9	12
Project & Development Services Fee Revenue	329.1	286.9	42.2	15	16
Advisory, Consulting and Other	296.0	242.4	53.6	22	25
Real Estate Services ("RES") revenue	$3,288.9	2,712.9	576.0	21%	25%
LaSalle	161.0	227.5	(66.5)	(29)	(27)
Total revenue	$3,449.9	2,940.4	509.5	17%	21%
Gross contract costs	(553.3)	(477.5)	(75.8)	16	21
Net non-cash MSR and mortgage banking derivative activity	(4.0)	0.6	(4.6)	n.m.	n.m.
Total fee revenue	$2,892.6	2,463.5	429.1	17%	21%
RES fee revenue	$2,731.6	2,236.0	495.6	22%	25%
Compensation, operating and administrative expenses excluding gross contract costs	2,679.6	2,239.1	440.5	20	23
Gross contract costs	553.3	477.5	75.8	16	21
Depreciation and amortization	80.5	62.6	17.9	29	32
Restructuring and acquisition charges	9.9	17.9	(8.0)	(45)	(42)
Total operating expenses	$3,323.3	2,797.1	526.2	19%	23%
Operating income	$126.6	143.3	(16.7)	(12)%	(17)%
Equity earnings	$20.1	22.2	(2.1)	(9)%	(9)%
Adjusted EBITDA	$232.1	244.8	(12.7)	(5)%	(7)%
n.m. - not meaningful

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following:
(i)Fee revenue and Fee-based operating expenses,
(ii)Adjusted EBITDA and Adjusted EBITDA margin, and
(iii)Percentage changes against prior periods, presented on a local currency basis.
However, non-GAAP financial measures should not be considered alternatives to measures determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Any measure that eliminates components of a company’s capital structure, cost of operations or investment, or other results has limitations as a performance measure. In light of these limitations, management also considers GAAP financial measures and does not rely solely on non-GAAP financial measures. Because our non-GAAP financial measures are not calculated in accordance with GAAP, they may not be comparable to similarly titled measures used by other companies.
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross Contract Costs
Consistent with GAAP, certain vendor and subcontractor costs (“gross contract costs”) which we manage on certain client assignments in the Property & Facility Management and Project & Development Services business lines are presented on a gross basis in Revenue and Operating expenses. We generally earns little to no margin on the reimbursement of gross contract costs, obtaining reimbursement only for costs incurred. Excluding gross contract costs from both Revenue and Operating expenses more accurately reflects how we manage our expense base and its operating margins.
Net Non-Cash MSR and Mortgage Banking Derivative Activity
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets & Hotels business line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluates performance because the excluded activity is non-cash in nature.
Restructuring and Acquisition Charges
Restructuring and acquisition charges primarily consist of: (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes; (ii) acquisition and integration-related charges, including non-cash fair value adjustments to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets; and (iii) lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. As noted within Note 5, Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of Revenue to fee revenue and Operating expenses to fee-based operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue	$1,834.7	1,603.6	$3,449.9	2,940.4
Adjustments:
Gross contract costs	(295.3)	(258.2)	(553.3)	(477.5)
Net non-cash MSR and mortgage banking derivative activity	(6.7)	(2.7)	(4.0)	0.6
Fee revenue	$1,532.7	1,342.7	$2,892.6	2,463.5

Operating expenses	$1,730.4	1,489.7	$3,323.3	2,797.1
Less: Gross contract costs	(295.3)	(258.2)	(553.3)	(477.5)
Fee-based operating expenses	$1,435.1	1,231.5	$2,770.0	2,319.6

Operating income	$104.3	113.9	$126.6	143.3
To conform to current presentation, 2016 amounts were recast for fee revenue to reflect the adjustment associated with Net non-cash MSR and mortgage banking derivative activity.
Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") represents EBITDA attributable to common shareholders (“EBITDA”) further adjusted for certain items we do not consider directly indicative of our ongoing performance in the context of certain performance measurements. Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income attributable to common shareholders	$78.2	78.8	$89.0	104.5
Add:
Interest expense, net of interest income	14.6	10.9	27.6	19.8
Provision for income taxes	25.5	31.1	29.1	39.4
Depreciation and amortization	41.2	31.4	80.5	62.6
EBITDA	$159.5	152.2	$226.2	226.3
Adjustments:
Restructuring and acquisition charges	5.4	10.3	9.9	17.9
Net non-cash MSR and mortgage banking derivative activity	(6.7)	(2.7)	(4.0)	0.6
Adjusted EBITDA	$158.2	159.8	$232.1	244.8

Net income margin attributable to common shareholders	4.3%	4.9	2.6%	3.6

Adjusted EBITDA margin	10.0%	11.9	7.7%	9.9

In discussing our operating results, we report Adjusted EBITDA margins and refer to percentage changes in local currency, unless otherwise noted. Amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing performance and operations excluding the effect of foreign currency fluctuations. The following table reflects the reconciliation to local currency amounts for consolidated (i) Revenue, (ii) fee revenue, (iii) Operating income, and (iv) Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	% Change	2017	% Change
Revenue:
At current period exchange rates	$1,834.7	14%	$3,449.9	17%
Impact of change in exchange rates	48.0	n/a	101.1	n/a
At comparative period exchange rates	$1,882.7	17%	$3,551.0	21%

Fee Revenue:
At current period exchange rates	$1,532.7	14%	$2,892.6	17%
Impact of change in exchange rates	38.0	n/a	77.1	n/a
At comparative period exchange rates	$1,570.7	17%	$2,969.7	21%

Operating Income:
At current period exchange rates	$104.3	(8)%	$126.6	(12)%
Impact of change in exchange rates	(2.2)	n/a	(7.0)	n/a
At comparative period exchange rates	$102.1	(10)%	$119.6	(17)%

Adjusted EBITDA:
At current period exchange rates	$158.2	(1)%	$232.1	(5)%
Impact of change in exchange rates	(1.1)	n/a	(4.4)	n/a
At comparative period exchange rates	$157.1	(2)%	$227.7	(7)%

Revenue
For the second quarter of 2017, consolidated revenue was $1.8 billion and consolidated fee revenue was $1.5 billion, both up 17% over the prior-year quarter. For the first half of 2017, consolidated revenue was $3.4 billion and consolidated fee revenue was $2.9 billion, both up 21% over 2016. We achieved year-over-year double-digit revenue growth in all three RES segments for the three and six months ended June 30, 2017, with all RES service lines reflecting growth on a consolidated basis compared to last year. Second quarter and year-to-date revenue growth by service line was led by Property & Facility Management, up 47% in both periods, and Leasing, up 15% for the quarter and 17% year-to-date. Geographically, the increase in RES fee revenue for the second quarter, on a local currency basis, was composed of 50% from EMEA, 41% from Americas, and 9% from Asia Pacific. Partially offsetting the revenue growth in our RES reporting segments was LaSalle, down 41% due to a decline in incentive fees for the second quarter.
Property & Facility Management represented nearly 60% of our consolidated second quarter RES revenue growth and was led by EMEA, which contributed over 75% of the consolidated service line growth on a local currency basis. The performance in EMEA was primarily a result of incremental revenue from our August 2016 acquisition of Integral UK Ltd. ("Integral"). Asia Pacific represented nearly 20% of the consolidated Property & Facility Management revenue growth on a local currency basis. The increase in Leasing revenue, on a local currency basis, was nearly entirely driven by the Americas. The increase in consolidated revenue growth, on a local currency basis, in Project & Development Services was led by Asia Pacific and the Americas, partially offset by EMEA. Consolidated revenue growth in Advisory, Consulting and Other was led by Americas, representing over 60% of the growth on a local currency basis. Refer to segment operating results for further discussion.
Our consolidated revenue increased 14% in U.S. dollars and 17% in local currency for the second quarter of 2017 as compared with 2016. This spread was driven by strengthening of the U.S. dollar against the British pound sterling, partially offset by weakening of the U.S. dollar against the euro.
Operating Expenses
In the second quarter of 2017, consolidated operating expenses were $1.7 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.4 billion, both an increase of 20% as compared with 2016. For the first half 2017, consolidated operating expenses were $3.3 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $2.8 billion, an increase of 23% and 24%, respectively, over 2016. The second quarter and year-to-date increases reflected continued expansion of annuity businesses, most notably from the acquisition of Integral, as well as continued increases to investments in data, technology, and people.
Restructuring and acquisition charges were $5.4 million and $10.3 million for the second quarter of 2017 and 2016, respectively. Charges in 2017 included (a) $2.9 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, (b) $1.8 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent elevated acquisition activity, and (c) $0.7 million of net non-cash fair value adjustments to amounts relating to net increases to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2016 included (a) $7.9 million of severance and other employment-related charges, (b) $4.7 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, partially offset by a $2.3 million gain on a foreign currency derivative relating to an acquisition payment.
Interest Expense
Net interest expense for the second quarter of 2017 was $14.6 million, up from $10.9 million in 2016. Nearly half of the year-over-year increase was due to a higher effective interest rate on our Facility, 2.0% this quarter as compared with 1.5% last year. An increase in average borrowings from $941.5 million in the second quarter of 2016 to $1,302.8 million in current quarter, driven by nearly $460 million in acquisition-related payments over the last 12 months, also contributed to the increase in net interest expense.

Equity Earnings from Real Estate Ventures
For the three and six months ended June 30, 2017, we recognized equity earnings of $14.5 million and $20.1 million, respectively, as compared with $9.2 million and $22.2 million during the three and six months ended June 30, 2016, respectively. Nearly all of the activity in each period was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $25.5 million and $29.1 million for the second quarter and first half of 2017, respectively, which represented an effective tax rate of 24.4% in both periods, consistent with the effective tax rate for the year ended December 31, 2016.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the second quarter and first half of 2017 was $78.2 million and $89.0 million, respectively, compared with $78.8 million and $104.5 million in the respective prior-year periods. Net income margin attributable to common shareholders was 4.3% in the second quarter of 2017, down from 4.9% in the second quarter of 2016. Adjusted EBITDA was $158.2 million and $232.1 million for the second quarter and first half of 2017, respectively, down 2% and 7%, from the respective prior-year periods. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the second quarter of 2017 was 10.3% in USD (10.0% in local currency) as compared with 11.9% for the prior-year quarter. Our results reflected organic business growth which was more than offset by the decline in LaSalle incentive fees as well as ongoing M&A integration.
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

Americas - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$361.9	300.0	61.9	21%	21%
Capital Markets & Hotels	104.3	91.2	13.1	14	15
Capital Markets & Hotels Fee Revenue	97.6	88.5	9.1	10	11
Property & Facility Management	173.2	167.4	5.8	3	4
Property & Facility Management Fee Revenue	134.5	127.4	7.1	6	6
Project & Development Services	94.9	79.2	15.7	20	20
Project & Development Services Fee Revenue	89.7	75.8	13.9	18	18
Advisory, Consulting and Other	57.5	35.1	22.4	64	64
Total revenue	$791.8	672.9	118.9	18%	18%
Gross contract costs	(43.9)	(43.4)	(0.5)	1	3
Net non-cash MSR and mortgage banking derivative activity	(6.7)	(2.7)	(4.0)	n.m.	n.m.
Total fee revenue	$741.2	626.8	114.4	18%	18%
Compensation, operating and administrative expenses excluding gross contract costs	649.2	560.7	88.5	16	16
Gross contract costs	43.9	43.4	0.5	1	3
Depreciation and amortization	23.7	18.2	5.5	30	30
Total operating expenses	$716.8	622.3	94.5	15%	15%
Operating income	$75.0	50.6	24.4	48%	48%
Equity earnings	$0.2	0.4	(0.2)	(50)%	(50)%
Adjusted EBITDA	$91.8	66.2	25.6	39%	39%
n.m. - not meaningful

Americas - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$658.0	549.0	109.0	20%	20%
Capital Markets & Hotels	203.5	169.8	33.7	20	20
Capital Markets & Hotels Fee Revenue	199.5	170.4	29.1	17	17
Property & Facility Management	355.0	344.7	10.3	3	3
Property & Facility Management Fee Revenue	276.9	258.7	18.2	7	7
Project & Development Services	187.9	146.2	41.7	29	28
Project & Development Services Fee Revenue	175.0	140.0	35.0	25	25
Advisory, Consulting and Other	110.2	66.7	43.5	65	65
Total revenue	$1,514.6	1,276.4	238.2	19%	19%
Gross contract costs	(91.0)	(92.2)	1.2	(1)	—
Net non-cash MSR and mortgage banking derivative activity	(4.0)	0.6	(4.6)	n.m.	n.m.
Total fee revenue	$1,419.6	1,184.8	234.8	20%	20%
Compensation, operating and administrative expenses excluding gross contract costs	1,263.9	1,064.2	199.7	19	19
Gross contract costs	91.0	92.2	(1.2)	(1)	—
Depreciation and amortization	47.2	37.0	10.2	28	28
Total operating expenses	$1,402.1	1,193.4	208.7	17%	18%
Operating income	$112.5	83.0	29.5	36%	36%
Equity earnings	$0.4	0.7	(0.3)	(43)%	(43)%
Adjusted EBITDA	$155.4	120.8	34.6	29%	29%
n.m. - not meaningful
Americas had broad-based revenue and fee revenue growth across all services lines in the second quarter and first six months of 2017, reflecting primarily organic expansion. The increase in Leasing revenue in the second quarter reflected strong transactional performance in comparison to market gross absorption metrics for the same period (as reported by JLL research); our performance was led by the New York, Northwest, and Florida markets in the U.S. and highlighted by certain larger transactions. The increase in Project & Development Services revenue as compared with the second quarter 2016 was Corporate Solutions-focused, a result of expansion of existing client mandates with corporate occupiers together with new client wins. Second quarter growth in Advisory, Consulting and Other was a result of recent acquisitions, including our new U.S. valuations platform and Technology Solutions from BRG.
The increase in operating expenses and fee-based operating expenses for the three and six months ended June 30, 2017, as compared with the same periods in 2016, generally corresponded with the increase in segment revenue discussed above.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 12.4% in USD and local currency for the second quarter of 2017, as compared with 10.6% last year. This improvement was primarily driven by the notable revenue growth discussed above. The margin expansion, driven by the growth in leasing revenues, was partially offset by continued increases to investments in data, technology, and people.

EMEA - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$65.7	64.6	1.1	2%	7%
Capital Markets & Hotels	96.2	93.4	2.8	3	10
Property & Facility Management	208.1	80.0	128.1	n.m.	n.m.
Property & Facility Management Fee Revenue	161.4	59.3	102.1	n.m.	n.m.
Project & Development Services	160.0	183.8	(23.8)	(13)	(10)
Project & Development Services Fee Revenue	53.4	56.3	(2.9)	(5)	(1)
Advisory, Consulting and Other	62.4	59.5	2.9	5	11
Total revenue	$592.4	481.3	111.1	23%	32%
Gross contract costs	(153.3)	(148.2)	(5.1)	3	10
Total fee revenue	$439.1	333.1	106.0	32%	42%
Compensation, operating and administrative expenses excluding gross contract costs	418.9	309.3	109.6	35	46
Gross contract costs	153.3	148.2	5.1	3	10
Depreciation and amortization	11.1	8.3	2.8	34	46
Total operating expenses	$583.4	465.8	117.6	25%	35%
Operating income	$9.0	15.5	(6.5)	(42)%	(55)%
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$20.1	23.2	(3.1)	(13)%	(18)%
n.m. - not meaningful

EMEA - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$114.0	108.1	5.9	5%	12%
Capital Markets & Hotels	159.2	158.0	1.2	1	9
Property & Facility Management	406.3	152.3	254.0	n.m.	n.m.
Property & Facility Management Fee Revenue	318.5	111.5	207.0	n.m.	n.m.
Project & Development Services	301.6	323.9	(22.3)	(7)	(2)
Project & Development Services Fee Revenue	96.3	103.6	(7.3)	(7)	(2)
Advisory, Consulting and Other	110.8	108.4	2.4	2	10
Total revenue	$1,091.9	850.7	241.2	28%	39%
Gross contract costs	(293.1)	(261.1)	(32.0)	12	21
Total fee revenue	$798.8	589.6	209.2	35%	48%
Compensation, operating and administrative expenses excluding gross contract costs	797.8	573.9	223.9	39	52
Gross contract costs	293.1	261.1	32.0	12	21
Depreciation and amortization	21.4	16.0	5.4	34	47
Total operating expenses	$1,112.3	851.0	261.3	31%	42%
Operating loss	$(20.4)	(0.3)	(20.1)	n.m.	n.m.
Equity losses	$—	(0.1)	0.1	100%	100%
Adjusted EBITDA	$0.9	15.6	(14.7)	(94)%	n.m.
n.m. - not meaningful
EMEA total revenue growth for the second quarter and first half of 2017 was driven by Property & Facility Management, reflecting incremental revenue from Integral. Revenue increases in both Leasing and Capital Markets & Hotels were supported by favorable real estate market fundamentals and reflect notable contributions from our teams in Continental Europe, particularly Germany.
The increase in operating expenses and fee-based operating expenses for the second quarter and first half of 2017 were also driven by incremental operating expenses relating to Integral.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 4.6% in USD (4.0% in local currency) for the second quarter of 2017, as compared with 7.0% last year. The decline in profitability primarily reflects a shift in service mix associated with the continued integration of Integral together with continued increases to investments in data, technology and people.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$48.1	50.8	(2.7)	(5)%	(5)%
Capital Markets & Hotels	34.6	35.4	(0.8)	(2)	(2)
Property & Facility Management	190.7	157.8	32.9	21	21
Property & Facility Management Fee Revenue	124.7	108.3	16.4	15	16
Project & Development Services	63.6	40.5	23.1	57	58
Project & Development Services Fee Revenue	31.5	23.4	8.1	35	35
Advisory, Consulting and Other	40.7	37.9	2.8	7	8
Total revenue	$377.7	322.4	55.3	17%	18%
Gross contract costs	(98.1)	(66.6)	(31.5)	47	47
Total fee revenue	$279.6	255.8	23.8	9%	10%
Compensation, operating and administrative expenses excluding gross contract costs	256.4	232.5	23.9	10	11
Gross contract costs	98.1	66.6	31.5	47	47
Depreciation and amortization	5.7	4.2	1.5	36	38
Total operating expenses	$360.2	303.3	56.9	19%	19%
Operating income	$17.5	19.1	(1.6)	(8)%	(10)%
Equity earnings (losses)	$0.6	(0.1)	0.7	n.m.	n.m.
Adjusted EBITDA	$23.8	23.2	0.6	3%	1%
n.m. - not meaningful

Asia Pacific - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$78.8	78.1	0.7	1%	2%
Capital Markets & Hotels	63.2	61.9	1.3	2	2
Property & Facility Management	353.6	299.2	54.4	18	18
Property & Facility Management Fee Revenue	238.4	211.0	27.4	13	13
Project & Development Services	111.8	79.3	32.5	41	41
Project & Development Services Fee Revenue	57.8	43.3	14.5	33	33
Advisory, Consulting and Other	75.0	67.3	7.7	11	11
Total revenue	$682.4	585.8	96.6	16%	17%
Gross contract costs	(169.2)	(124.2)	(45.0)	36	36
Total fee revenue	$513.2	461.6	51.6	11%	11%
Compensation, operating and administrative expenses excluding gross contract costs	480.9	435.5	45.4	10	11
Gross contract costs	169.2	124.2	45.0	36	36
Depreciation and amortization	10.5	8.2	2.3	28	28
Total operating expenses	$660.6	567.9	92.7	16%	17%
Operating income	$21.8	17.9	3.9	22%	16%
Equity earnings	$1.4	—	1.4	n.m.	n.m.
Adjusted EBITDA	$33.7	26.2	7.5	29%	25%
n.m. - not meaningful
Asia Pacific revenue growth for the three and six months ended June 30, 2017, as compared with the prior-year periods, was primarily the result of organic expansion. Growth for the quarter and first six months was most prominent in our Property & Facility Management and Project & Development Services annuity businesses, reflecting new client wins, and was geographically led by Greater China, Australia, and India.
The increase in operating expenses and fee-based operating expenses over the prior-year periods correlated with the growth in revenue.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 8.5% in USD (8.3% in local currency) for the second quarter of 2017, compared with 9.1% last year, and primarily reflects the service mix shift towards annuity businesses as described above.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Advisory fees	$64.4	66.4	(2.0)	(3)%	—%
Transaction fees & other	5.0	8.7	(3.7)	(43)	(41)
Incentive fees	3.4	51.9	(48.5)	(93)	(93)
Total revenue	$72.8	127.0	(54.2)	(43)%	(41)%
Compensation, operating and administrative expenses	63.9	87.3	(23.4)	(27)	(25)
Depreciation and amortization	0.7	0.7	—	—	—
Total operating expenses	$64.6	88.0	(23.4)	(27)%	(24)%
Operating income	$8.2	38.9	(30.7)	(79)%	(78)%
Equity earnings	$13.7	8.9	4.8	54%	55%
Adjusted EBITDA	$22.6	47.4	(24.8)	(52)%	(51)%

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Advisory fees	$127.0	128.6	(1.6)	(1)%	2%
Transaction fees & other	18.7	32.9	(14.2)	(43)	(42)
Incentive fees	15.3	66.0	(50.7)	(77)	(76)
Total revenue	$161.0	227.5	(66.5)	(29)%	(27)%
Compensation, operating and administrative expenses	137.0	165.7	(28.7)	(17)	(15)
Depreciation and amortization	1.4	1.3	0.1	8	8
Total operating expenses	$138.4	167.0	(28.6)	(17)%	(14)%
Operating income	$22.6	60.5	(37.9)	(63)%	(60)%
Equity earnings	$18.3	21.6	(3.3)	(15)%	(15)%
Adjusted EBITDA	$42.2	82.5	(40.3)	(49)%	(47)%
LaSalle's second quarter revenue decreased from 2016, which benefited from substantial incentive fees generated from asset sales within maturing funds. For the first half of 2017, the decline in revenue as compared with 2016 also reflected a reduction in transaction fees as prior year results included fees earned from the successful launch of the LaSalle Logiport REIT in Japan. Advisory fees for the three and six months ended June 30, 2017, while historically strong, were largely flat as compared with the prior-year periods.
The decrease in operating expenses for the three and six months ended June 30, 2017, as compared with the prior-year periods, was due to lower variable compensation expense associated with the year-over-year decline in transaction and incentive fees.
For the quarter and year-to-date, Equity earnings in 2017 were primarily driven by net valuation increases related to investments in Europe and Asia. In 2016, gains recognized on dispositions of legacy investments drove the quarter's results. For the six months ended June 30, 2016, net valuation increases of investments in real estate ventures represented the most substantial driver of reported activity.
Adjusted EBITDA margin was 31.1% in USD (30.8% in local currency) for the second quarter of 2017, compared with 37.3% in 2016. This reduction was due to lower transaction and incentive fee revenue partially offset by decreased compensation expense.
Assets under management ("AUM") was $57.6 billion as of June 30, 2017, a decrease of 1% in USD (2% in local currency) from $58.0 billion as of March 31, 2017. The net decrease in AUM during the second quarter resulted from $4.0 billion of dispositions and withdrawals, partially offset by $2.2 billion of acquisitions, $0.8 billion of net valuation increases, and $0.6 billion of foreign currency increases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
During the first six months of 2017 and 2016, cash flows used in operating activities were $14.8 million and $282.8 million, respectively. Cash (used in) provided by operating activities has been a net cash outflow position for the first six months of the calendar year for the past several years, primarily because we pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year. The reduction in incentive compensation paid to employees during 2017 as compared with 2016, reflecting the Company's performance in the previous annual periods, together with the implementation of enhanced working capital management processes during the first six months of 2017, directly impacted the comparative cash flows used for operating activities year-over-year. Partially offsetting these improvements to cash used in operating activities was the $29.6 million decrease in Net income for the first half of 2017 as compared with 2016.
Cash Flows from Investing Activities
We used $84.5 million of cash for investing activities during the first six months of 2017, a decrease of $114.6 million from the $199.1 million used during the same period in 2016. The year-over-year decrease was primarily driven by decreases in cash used for (a) payments for business acquisitions, (b) net capital contribution and distribution activity related to co-investments, (c) property and equipment net capital additions, and (d) acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $84.2 million of cash in the first six months of 2017, as compared to $477.5 million provided in the first six months of 2016. The $393.3 million decrease was primarily due to an over $420 million net decrease in cash provided by borrowings, inclusive of cash outflows for debt issuance costs, a result of the year-over-year decline in cash used in operating and investing activities. This decline was partially offset by (a) a net decrease of $21.6 million in net cash used for consolidated VIE activity, and (b) a $7.4 million decrease in payments of deferred acquisition obligations and earn-out payments.
Credit Facility
Our $2.75 billion Facility matures on June 21, 2021. As of June 30, 2017, we had outstanding borrowings under the Facility of $675.0 million and outstanding letters of credit of $11.9 million. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $1,302.8 million and $941.5 million during the three months ended June 30, 2017 and 2016, respectively, and $1,210.6 million and $747.9 million during the six months ended June 30, 2017 and 2016, respectively. The year-over-year increase in average outstanding borrowings was driven by nearly $460 million in acquisition-related payments over the last 12 months.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $95.3 million under local overdraft facilities as of June 30, 2017. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $69.5 million and $89.5 million as of June 30, 2017 and December 31, 2016, respectively, of which $29.6 million and $31.6 million as of June 30, 2017 and December 31, 2016, respectively, were attributable to local overdraft facilities.
Long-Term Debt
On June 29, 2017, we issued and sold an aggregate principal amount of €350.0 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors. The proceeds, net of debt issuance costs, were $393.2 million, using June 29, 2017 exchange rates, and were used to reduce outstanding borrowings on our Facility.
See Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.

Co-Investment Activity
As of June 30, 2017, we had total investments of $364.2 million in 49 separate property or fund co-investments, primarily related to LaSalle. For the six months ended June 30, 2017, return of capital exceeded funding of co-investments by $0.1 million, as compared with the six months ended June 30, 2016 where funding of co-investments exceeded return of capital by $33.7 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of June 30, 2017, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2016 or in the first half of 2017 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On June 15, 2017, we paid a semi-annual cash dividend of $0.35 per share of common stock to holders of record at the close of business on May 15, 2017. A dividend-equivalent in the same per share amount was also paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Total capital expenditures for the six months ended June 30, 2017 and 2016, were $63.2 million and $79.8 million, respectively. Our capital expenditures are primarily for information technology systems, computer hardware, and improvements to leased office spaces.
Capital expenditures for the six months ended June 30, 2016 included $34.4 million of property acquisitions and capital expenditures made by consolidated VIEs, of which $34.1 million for the six months of 2016 was attributable to a then-consolidated VIE in which we held a 25% equity interest. Refer to Note 5, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the six months ended June 30, 2017, we paid $45.4 million for business acquisitions. This included $22.2 million of payments relating to four new acquisitions in 2017 and $23.2 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract requirements and performance. Deferred business acquisition obligations totaled $98.6 million on our Condensed Consolidated Balance Sheets as of June 30, 2017. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2017, we had the potential to make earn-out payments for a maximum of $436.0 million on 55 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2017 and December 31, 2016, we had total cash and cash equivalents of $250.3 million and $258.5 million, respectively, of which approximately $150.0 million and $162.0 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of June 30, 2017 and December 31, 2016, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $215.3 million as of June 30, 2017. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of June 30, 2017. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and six months ended June 30, 2017 were $1,302.8 million and $1,210.6 million, respectively, with an effective interest rate of 2.0% and 1.9% for the three and six months ended June 30, 2017. We had $675.0 million outstanding under the Facility and outstanding letters of credit of $11.9 million as of June 30, 2017. The Facility bears a variable rate of interest based on market rates.
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
On June 29, 2017, we issued and sold an aggregate principal amount of €350 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors at a fixed interest rate. The Euro Notes, €175 million due in June 2027 and €175 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of this Debt at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2016 or the first six months of 2017, and we had no such agreements outstanding as of June 30, 2017.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during 2017, our results would reflect an increase of $6.1 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 57% and 56% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (17% and 13% of revenue for both the six months ended June 30, 2017 and 2016, respectively) and the euro (12% and 13% of revenue for the six months ended June 30, 2017 and 2016, respectively).
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

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended June 30, 2017, our total revenue increased 14% in U.S. dollars and 17% in local currency, and our operating income decreased 8% in U.S. dollars and 10% in local currency. On a year-over-year basis, for the six months ended June 30, 2017, our total revenue increased 17% in U.S. dollars and 21% in local currency, and our operating income decreased 12% in U.S. dollars and 17% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of June 30, 2017, we had forward exchange contracts in effect with a gross notional value of $1.80 billion ($1.29 billion on a net basis) and a net gain of $5.9 million for the three months ended June 30, 2017. This net carrying gain is generally offset by a carrying loss in associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2017, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corporate Officers
The names and titles of our corporate executive officers, as of June 30, 2017, were as follows:
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

Juud Tempelman
Global Head of Corporate Development
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2017.

JONES LANG LASALLE INCORPORATED

By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith