Form 10-Q
period 2017-09-30
JONES LANG LASALLE INC
filed 2017-11-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
Or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 2, 2017 was 45,366,426.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions, except share and per share data) (unaudited)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$277.9	258.5
Trade receivables, net of allowances of $51.8 and $37.1	1,779.1	1,870.6
Notes and other receivables	346.4	326.7
Warehouse receivables	337.8	600.8
Prepaid expenses	96.1	81.7
Other	149.0	161.4
Total current assets	2,986.3	3,299.7
Property and equipment, net of accumulated depreciation of $544.0 and $488.0	516.6	501.0
Goodwill	2,701.3	2,579.3
Identified intangibles, net of accumulated amortization of $159.0 and $180.6	307.4	295.0
Investments in real estate ventures, including $234.2 and $212.7 at fair value	372.5	355.4
Long-term receivables	168.6	176.4
Deferred tax assets, net	190.9	180.9
Deferred compensation plan	218.5	173.0
Other	92.2	68.7
Total assets	$7,554.3	7,629.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$793.6	846.2
Accrued compensation	930.8	1,064.7
Short-term borrowings	64.2	89.5
Deferred income	179.3	129.8
Deferred business acquisition obligations	33.5	28.6
Short-term earn-out liabilities	33.2	23.8
Warehouse facilities	331.9	580.1
Other	215.9	203.6
Total current liabilities	2,582.4	2,966.3
Credit facility, net of debt issuance costs of $16.4 and $19.6	433.6	905.4
Long-term debt, net of debt issuance costs of $4.5 and $2.3	684.2	272.7
Deferred tax liabilities, net	24.4	21.5
Deferred compensation	232.3	201.1
Deferred business acquisition obligations	54.3	73.8
Long-term earn-out liabilities	190.3	205.8
Other	177.5	161.3
Total liabilities	4,379.0	4,807.9
Redeemable noncontrolling interest	3.9	6.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,361,956 and 45,213,832 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,032.0	1,013.3
Retained earnings	2,491.4	2,333.0
Shares held in trust	(5.8)	(6.0)
Accumulated other comprehensive loss	(374.4)	(551.1)
Total Company shareholders’ equity	3,143.7	2,789.7
Noncontrolling interest	27.7	25.0
Total equity	3,171.4	2,814.7
Total liabilities and equity	$7,554.3	7,629.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,947.0	1,705.2	$5,396.9	4,645.6
Operating expenses:
Compensation and benefits	1,132.3	1,012.0	3,146.6	2,750.4
Operating, administrative and other	651.4	568.3	1,870.0	1,546.5
Depreciation and amortization	41.8	35.9	122.3	98.5
Restructuring and acquisition charges	3.4	18.0	13.3	35.9
Total operating expenses	1,828.9	1,634.2	5,152.2	4,431.3
Operating income	118.1	71.0	244.7	214.3
Interest expense, net of interest income	15.0	12.4	42.6	32.2
Equity earnings from real estate ventures	12.6	5.5	32.7	27.7
Other income	—	—	—	13.3
Income before income taxes and noncontrolling interest	115.7	64.1	234.8	223.1
Provision for income taxes	28.2	15.9	57.3	55.3
Net income	87.5	48.2	177.5	167.8
Net income attributable to noncontrolling interest	0.9	0.2	1.7	15.1
Net income attributable to the Company	86.6	48.0	175.8	152.7
Dividends on unvested common stock, net of tax benefit	—	—	0.2	0.2
Net income attributable to common shareholders	$86.6	48.0	$175.6	152.5
Basic earnings per common share	$1.91	1.06	$3.88	3.38
Basic weighted average shares outstanding (in 000's)	45,349	45,188	45,299	45,135
Diluted earnings per common share	$1.89	1.05	$3.84	3.35
Diluted weighted average shares outstanding (in 000s)	45,814	45,612	45,729	45,515
Dividends declared per share	$—	—	$0.35	0.31
Net income attributable to the Company	$86.6	48.0	$175.8	152.7
Change in pension liabilities, net of tax	1.2	—	2.0	—
Foreign currency translation adjustments	45.6	(15.0)	174.7	(50.9)
Comprehensive income attributable to the Company	$133.4	33.0	$352.5	101.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2016	45,213,832	$0.5	1,013.3	2,333.0	(6.0)	(551.1)	25.0	$2,814.7
Net income (1)	—	—	—	175.8	—	—	1.8	177.6
Shares issued under stock-based compensation programs	203,073	—	3.1	—	—	—	—	3.1
Shares repurchased for payment of taxes on stock-based compensation	(54,949)	—	(6.4)	—	—	—	—	(6.4)
Amortization of stock-based compensation	—	—	19.6	—	—	—	—	19.6
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Dividends paid, $0.35 per share	—	—	—	(16.1)	—	—	—	(16.1)
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	2.0	—	2.0
Foreign currency translation adjustments	—	—	—	—	—	174.7	—	174.7
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.9	0.9
Acquisition of redeemable noncontrolling interest	—	—	1.1	—	—	—	—	1.1
September 30, 2017	45,361,956	$0.5	1,032.0	2,491.4	(5.8)	(374.4)	27.7	$3,171.4
(1) Excludes net loss attributable to redeemable noncontrolling interest of $0.1 million for nine months ended September 30, 2017.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$177.5	167.8
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	24.2	24.4
Other adjustments, net	122.5	111.3
Changes in working capital, net	(28.5)	(455.4)
Net cash provided by (used in) operating activities	295.7	(151.9)
Cash flows used in investing activities:
Net capital additions – property and equipment	(98.1)	(139.4)
Acquisition of investment properties (less than wholly-owned)	—	(63.7)
Business acquisitions, net of cash acquired	(18.7)	(418.6)
Capital contributions to real estate ventures	(27.0)	(78.5)
Distributions of capital from real estate ventures	24.9	43.3
Other, net	(0.8)	39.5
Net cash used in investing activities	(119.7)	(617.4)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	395.7	—
Proceeds from borrowings under credit facility	2,478.0	2,530.0
Repayments of borrowings under credit facility	(2,953.0)	(1,680.0)
Payments of deferred business acquisition obligations and earn-outs	(41.2)	(46.6)
Payment of dividends	(16.1)	(14.2)
Noncontrolling interest contributions, net	0.7	7.7
Other, net	(29.5)	(17.6)
Net cash (used in) provided by financing activities	(165.4)	779.3
Effect of currency exchange rate changes on cash and cash equivalents	8.8	1.8
Net change in cash and cash equivalents	19.4	11.8
Cash and cash equivalents, beginning of the period	258.5	216.6
Cash and cash equivalents, end of the period	$277.9	228.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33.6	24.3
Income taxes, net of refunds	112.6	111.8
Non-cash investing activities:
Business acquisitions, including contingent consideration	$11.5	90.5
Capital leases	2.2	7.9
Non-cash financing activities:
Deferred business acquisition obligations	$1.8	53.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior year amounts to conform to the current year presentation.
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
As a result of the items mentioned above, the results for the periods ended September 30, 2017 and 2016 are not fully indicative of what our results will be for the full fiscal year.
Our Warehouse receivables are classified as held-for-sale as they represent originated mortgage loans for which we have executed commitments to sell to third-parties. Warehouse receivables have historically been carried at the lower of cost or fair value. Effective January 1, 2017, we elected the fair value option to measure and report new Warehouse receivables at fair value on an instrument-by-instrument basis. Increases or decreases in the fair value of these loans following origination are recognized in Revenue in the Condensed Consolidated Statements of Comprehensive Income. Our Warehouse receivables balance as of September 30, 2017 did not include any loans reported within our December 31, 2016 balance as all warehoused loans were sold during the three months ended March 31, 2017.

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
As a result of the adoption, we recorded a $1.3 million cumulative-effect decrease to beginning retained earnings to recognize the impact of share-based compensation expense previously estimated to be forfeited; there was no material impact to our provision for income taxes in the nine months ended September 30, 2017.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses appropriate presentation and classification of certain cash receipts and cash payments within the statement of cash flows under Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows. Specifically, this ASU provides clarification guidance on eight cash flow issues intended to improve comparability across financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
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

We plan to apply the full retrospective approach to adopt ASC Topic 606. Based upon analyses performed, we anticipate ASC Topic 606 will result in an acceleration of the timing of revenue recognition for certain transaction commissions and advisory services. These items include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the existing revenue recognition framework. We do not expect the acceleration of the timing of revenue recognition to have a material impact to our Consolidated Financial Statements.
In addition, we anticipate implementation of the updated principal versus agent considerations in ASC Topic 606 will result in a significant increase to the proportion of our Property & Facility Management and Project & Development Services contracts accounted for on a gross basis. Under the legacy principal versus agent framework, our evaluations for presentation of a service contract contemplated both performance and payment risk. Contractual provisions with clients and vendors, such as “pay-when-paid”, that substantially mitigate payment risk to us with respect to on-site personnel and other expenses incurred on our clients’ behalf have historically resulted in the majority of our service contracts being accounted for on a net basis. However, within ASC Topic 606, payment risk is not an evaluation factor; instead, control of the service before transfer to the customer is the focal point of principal versus agent assessments.
Within certain Property & Facility Management and Project & Development Services contracts, we have concluded that we control the services provided by a third party on behalf of clients. Therefore upon adoption of ASC Topic 606, for these service contracts, we will present the expenses incurred on behalf of clients along with the corresponding reimbursement revenue on a gross basis. Based upon evaluations which are ongoing, we estimate our application of the full retrospective approach will result in our full-year 2016 Consolidated Statements of Comprehensive Income reflecting approximately $5.5 billion to $6.5 billion of additional Revenue and an equal amount of Operating expenses. The estimated increase is anticipated to be most impacted by service contracts in the U.S. We expect the impact for 2017 to be generally consistent with 2016; however, we have not yet completed these assessments.
We do not anticipate a material impact to our other revenue streams beyond what is discussed above.
We expect the adoption of ASC Topic 606 to result in a material increase to total assets and total liabilities to reflect (i) contract assets and accrued commissions payable recognized upon acceleration of the timing of revenue recognition for certain transaction commissions and advisory services and (ii) nearly balanced receivables and payables relating to Property & Facility Management and Project & Development Services contracts to be reported on a gross basis. Our assessment with respect to the quantitative impact of ASC Topic 606 on our Consolidated Balance Sheets is ongoing.
Finally, we expect the adoption of ASC Topic 606 to have a notable increase to the level of detail provided by our disclosures, including further disaggregation of revenue, quantitative and qualitative information about performance obligations, as well as additional balance sheet disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We anticipate the adoption of this ASU will result in an increase to the Condensed Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with our office leases around the world. However, we have not yet quantified this impact nor the impact associated with non-real estate leases. We continue to evaluate any other effect the guidance will have on our financial statements and related disclosures.

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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of September 30, 2017, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following:

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Head of Capital Markets

•	Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Real Estate Services
Americas
Revenue	$796.7	771.1	$2,311.3	2,047.5
Gross contract costs	(40.4)	(52.6)	(131.4)	(144.8)
Net non-cash MSR and mortgage banking derivative activity	(7.1)	(2.9)	(11.1)	(2.3)
Total fee revenue	749.2	715.6	2,168.8	1,900.4
Operating expenses:
Compensation, operating and administrative expenses	699.1	686.0	2,054.0	1,842.2
Depreciation and amortization	24.2	21.3	71.4	58.4
Total segment operating expenses	723.3	707.3	2,125.4	1,900.6
Gross contract costs	(40.4)	(52.6)	(131.4)	(144.8)
Total fee-based segment operating expenses	682.9	654.7	1,994.0	1,755.8
Segment operating income	$73.4	63.8	$185.9	146.9
Equity earnings	0.1	0.1	0.5	0.8
Total segment income	$73.5	63.9	$186.4	147.7

EMEA
Revenue	$635.2	522.7	$1,727.1	1,373.4
Gross contract costs	(171.6)	(146.2)	(464.7)	(407.3)
Total fee revenue	463.6	376.5	1,262.4	966.1
Operating expenses:
Compensation, operating and administrative expenses	621.4	513.9	1,712.3	1,348.9
Depreciation and amortization	11.6	9.6	33.0	25.6
Total segment operating expenses	633.0	523.5	1,745.3	1,374.5
Gross contract costs	(171.6)	(146.2)	(464.7)	(407.3)
Total fee-based segment operating expenses	461.4	377.3	1,280.6	967.2
Segment operating income (loss)	$2.2	(0.8)	$(18.2)	(1.1)
Equity losses	—	—	—	(0.1)
Total segment income (loss)	$2.2	(0.8)	$(18.2)	(1.2)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Real Estate Services
Asia Pacific
Revenue	$413.0	331.1	$1,095.4	916.9
Gross contract costs	(103.3)	(59.2)	(272.5)	(183.4)
Total fee revenue	309.7	271.9	822.9	733.5
Operating expenses:
Compensation, operating and administrative expenses	383.6	309.3	1,033.7	869.0
Depreciation and amortization	5.2	4.2	15.7	12.4
Total segment operating expenses	388.8	313.5	1,049.4	881.4
Gross contract costs	(103.3)	(59.2)	(272.5)	(183.4)
Total fee-based segment operating expenses	285.5	254.3	776.9	698.0
Segment operating income	$24.2	17.6	$46.0	35.5
Equity earnings	0.9	0.5	2.3	0.5
Total segment income	$25.1	18.1	$48.3	36.0

LaSalle
Revenue	$102.1	80.3	$263.1	307.8
Operating expenses:
Compensation, operating and administrative expenses	79.6	71.1	216.6	236.8
Depreciation and amortization	0.8	0.8	2.2	2.1
Total segment operating expenses	80.4	71.9	218.8	238.9
Segment operating income	$21.7	8.4	$44.3	68.9
Equity earnings	11.6	4.9	29.9	26.5
Total segment income	$33.3	13.3	$74.2	95.4

Segment Reconciling Items
Total fee revenue	$1,624.6	1,444.3	$4,517.2	3,907.8
Gross contract costs	315.3	258.0	868.6	735.5
Net non-cash MSR and mortgage banking derivative activity	7.1	2.9	11.1	2.3
Total revenue	$1,947.0	1,705.2	$5,396.9	4,645.6
Total segment operating expenses before restructuring and acquisition charges	1,825.5	1,616.2	5,138.9	4,395.4
Operating income before restructuring and acquisition charges	$121.5	89.0	$258.0	250.2
Restructuring and acquisition charges	3.4	18.0	13.3	35.9
Operating income	$118.1	71.0	$244.7	214.3

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2017 Business Combinations Activity
During the nine months ended September 30, 2017, we completed five new strategic acquisitions, as presented in the table below. These acquisitions reflect continued efforts to grow scale in key regional markets across various business lines.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Maloney Field Services	Q1	Australia	Capital Markets & Hotels
Meridian Immobilier SA	Q1	Switzerland	Leasing
Urbis Partners, LLC	Q1	United States	Leasing
Zabel Property AG	Q1	Germany	Capital Markets & Hotels
Integra Realty Resources - Orange County	Q3	United States	Advisory, Consulting and Other
Aggregate terms of these acquisitions included: (1) cash paid at closing of $22.4 million (exclusive of $5.6 million in cash acquired), (2) guaranteed deferred consideration of $1.8 million subject only to the passage of time, and (3) contingent earn-out consideration of $11.5 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $24.3 million, identifiable intangibles of $9.7 million, and other net assets (acquired assets less assumed liabilities) of $1.7 million. As of September 30, 2017, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2017 acquisitions during their open measurement periods.
During the nine months ended September 30, 2017, we paid $41.2 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.4 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
2016 Business Combination Activity
During the nine months ended September 30, 2017, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2016. These adjustments resulted in a $5.3 million increase to goodwill, which included a $1.9 million net working capital adjustment payment for a 2016 acquisition, and a $0.4 million reduction to identifiable intangibles. As of September 30, 2017, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2016 acquisitions with open measurement periods.
Earn-Out Payments
As of September 30, 2017, we had the potential to make a maximum of $436.9 million (undiscounted) in earn-out payments on 56 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $223.5 million, representing the fair value of these obligations, as of September 30, 2017, which is included in Short-term earn-out liabilities and Long-term earn-out liabilities within our Condensed Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years.
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles of $3,008.7 million as of September 30, 2017 consisted of: (1) goodwill of $2,701.3 million, (2) identifiable intangibles of $298.6 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	5.2	17.9	6.5	—	29.6
Impact of exchange rate movements	0.9	80.5	10.0	1.0	92.4
Balance as of September 30, 2017	$1,412.2	950.1	322.6	16.4	$2,701.3

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	$2,141.5
Additions, net of adjustments	174.2	239.8	36.6	—	450.6
Impact of exchange rate movements	0.8	(50.8)	6.2	(1.5)	(45.3)
Balance as of September 30, 2016	$1,336.1	885.2	309.4	16.1	$2,546.8
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments (1)	50.7	0.4	3.1	5.8	—	60.0
Adjustment for fully amortized intangibles	(12.5)	(50.0)	(7.7)	(8.0)	(0.1)	(78.3)
Impact of exchange rate movements	—	0.2	7.6	1.3	—	9.1
Balance as of September 30, 2017	$231.3	117.7	94.1	23.3	—	$466.4

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization, net (2)	(29.8)	(10.3)	(11.2)	(1.9)	—	(53.2)
Adjustment for fully amortized intangibles	12.5	50.0	7.7	8.0	0.1	78.3
Impact of exchange rate movements	—	0.3	(3.6)	(0.2)	—	(3.5)
Balance as of September 30, 2017	$(49.6)	(58.7)	(45.1)	(5.6)	—	$(159.0)

Net book value as of September 30, 2017	$181.7	59.0	49.0	17.7	—	$307.4
(1) Included in this amount for MSRs was $7.7 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2015	$171.6	125.5	48.5	14.3	6.3	$366.2
Additions, net of adjustments	17.0	38.6	51.8	5.7	—	113.1
Impairments (1)	—	—	—	—	(6.5)	(6.5)
Impact of exchange rate movements	—	(0.3)	(4.7)	0.5	0.3	(4.2)
Balance as of September 30, 2016	$188.6	163.8	95.6	20.5	0.1	$468.6

Accumulated Amortization
Balance as of December 31, 2015	$(8.6)	(88.4)	(32.6)	(9.3)	(0.1)	$(139.0)
Amortization, net (2)	(17.8)	(7.7)	(7.0)	(1.3)	—	(33.8)
Impact of exchange rate movements	—	0.4	3.5	(0.2)	—	3.7
Balance as of September 30, 2016	$(26.4)	(95.7)	(36.1)	(10.8)	(0.1)	$(169.1)

Net book value as of September 30, 2016	$162.2	68.1	59.5	9.7	—	$299.5
(1) In the third quarter of 2016, we fully impaired an indefinite-lived intangible asset related to a 2011 acquisition of an Australian property fund management business.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of September 30, 2017, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2017 (3 months)	$7.7	11.9	$19.6
2018	30.0	24.2	54.2
2019	26.9	22.2	49.1
2020	24.2	19.5	43.7
2021	20.4	13.3	33.7
2022	17.4	13.5	30.9
Thereafter	55.1	12.3	67.4
Total	$181.7	116.9	$298.6

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2017 and December 31, 2016, we had Investments in real estate ventures of $372.5 million and $355.4 million, respectively.
Approximately 70% of our investments are in 46 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 30% of our Investments in real estate ventures, as of September 30, 2017, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $222.2 million as of September 30, 2017, of which $65.4 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2017	December 31, 2016
Property and equipment, net	$13.5	13.8
Investment in real estate ventures	9.1	10.3
Other current assets (1)	40.0	40.7
Total assets	$62.6	64.8
Other current liabilities (1)	$31.2	35.0
Mortgage indebtedness (included in Other liabilities)	9.3	9.7
Total liabilities	40.5	44.7
Members' equity (included in Noncontrolling interest)	22.1	20.1
Total liabilities and members' equity	$62.6	64.8
(1) Balances primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue	$1.8	2.6	$4.4	5.6
Operating and other expenses	(1.6)	(3.7)	(3.6)	(5.7)
Gain on sale of investment	—	—	—	13.3
Net income	$0.2	(1.1)	$0.8	13.2
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three and nine months ended September 30, 2017 and 2016, respectively.
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

(in millions)	2017	2016
Fair value investments as of January 1,	$212.7	155.2
Investments	21.2	59.8
Distributions	(22.5)	(32.6)
Change in fair value	17.9	14.2
Foreign currency translation adjustments, net	4.9	7.4
Fair value investments as of September 30,	$234.2	204.0

6.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of compensation to our employees. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2017	775.9	$117.74	1.61
Granted	5.1	115.47
Vested	(70.9)	112.64
Forfeited	(0.8)	130.32
Unvested as of September 30, 2017	709.3	$118.22	1.43
Unvested shares expected to vest as of September 30, 2017	709.3	$118.22	1.43

Unvested as of June 30, 2016	817.3	$112.58	2.00
Granted	27.0	112.75
Vested	(96.2)	101.71
Forfeited	(2.4)	107.79
Unvested as of September 30, 2016	745.7	$114.00	1.91
Unvested shares expected to vest as of September 30, 2016	726.0	$114.10	1.92

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	157.0	116.50
Vested	(177.3)	99.24
Forfeited	(21.3)	113.18
Unvested as of September 30, 2017	709.3	$118.22	1.43
Unvested shares expected to vest as of September 30, 2017	709.3	$118.22	1.43

Unvested as of December 31, 2015	706.0	$111.78	2.03
Granted	277.6	107.96
Vested	(190.8)	96.51
Forfeited	(47.1)	116.07
Unvested as of September 30, 2016	745.7	$114.00	1.91
Unvested shares expected to vest as of September 30, 2016	726.0	$114.10	1.92
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of September 30, 2017, we had $25.1 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2020.

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
We had no transfers among levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016. Our policy is to recognize transfers at the end of quarterly reporting periods.
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
We estimated the fair value of our Long-term debt as $704.5 million and $284.9 million as of September 30, 2017 and December 31, 2016, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $684.2 million and $272.7 million as of September 30, 2017 and December 31, 2016, respectively, and included debt issuance costs of $4.5 million and $2.3 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2017 and December 31, 2016, investments in real estate ventures at fair value using NAV were $189.2 million and $169.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2017			December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$45.0	—	—	43.7	—	—
Foreign currency forward contracts receivable	—	3.0	—	—	8.7	—
Warehouse receivables	—	337.8	—	n/a	n/a	n/a
Deferred compensation plan assets	—	218.5	—	—	173.0	—
Mortgage banking derivative assets	—	—	22.8	—	—	31.4
Total assets at fair value	$45.0	559.3	22.8	43.7	181.7	31.4
Liabilities
Foreign currency forward contracts payable	$—	11.6	—	—	22.9	—
Deferred compensation plan liabilities	—	208.8		—	169.5	—
Earn-out liabilities	—	—	223.5	—	—	229.6
Mortgage banking derivative liabilities	—	—	11.3	—	—	15.9
Total liabilities at fair value	$—	220.4	234.8	—	192.4	245.5
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2017 and December 31, 2016, these contracts had a gross notional value of $2.00 billion ($1.41 billion on a net basis) and $1.90 billion ($1.39 billion on a net basis), respectively.
The revaluations of foreign currency forward contracts resulted in a net loss of $8.6 million as of September 30, 2017 and no net gain as of September 30, 2016. We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or nine months ended September 30, 2017 or 2016.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $3.0 million asset as of September 30, 2017, was composed of gross contracts with receivable positions of $5.2 million and payable positions of $2.2 million. The $11.6 million liability as of September 30, 2017, was composed of gross contracts with receivable positions of $1.4 million and payable positions of $13.0 million. As of December 31, 2016, the $8.7 million asset was composed of gross contracts with receivable positions of $8.9 million and payable positions of $0.2 million. The $22.9 million liability as of December 31, 2016, was composed of gross contracts with receivable positions of $1.3 million and payable positions of $24.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. See Note 1, Interim Information, for additional discussion on our election of the fair value option for Warehouse receivables. As of September 30, 2017 and December 31, 2016, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2017, as Deferred compensation plan assets of $218.5 million, long-term deferred compensation plan liabilities of $208.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2016, as Deferred compensation plan assets of $173.0 million, long-term deferred compensation plan liabilities of $169.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million.
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
Mortgage Banking Derivatives
The fair value of our rate lock commitments to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan and the effects of interest rate movements between the date of the interest rate lock commitment ("IRLC") and the balance sheet date based on applicable published U.S. Treasury rates.
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

(in millions)	Balance as of June 30, 2017	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of September 30, 2017
Mortgage banking derivative assets and liabilities, net	$14.1	3.4	—	25.5	(31.5)	$11.5
Earn-out liabilities	$225.6	(0.6)	2.9	0.7	(5.1)	$223.5

(in millions)	Balance as of June 30, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of September 30, 2016
Earn-out liabilities	$169.6	(0.6)	0.2	43.3	(2.4)	$210.1

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of September 30, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	11.8	—	56.6	(72.4)	$11.5
Earn-out liabilities	229.6	(2.7)	7.4	11.4	(22.2)	223.5

(in millions)	Balance as of December 31, 2015	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of September 30, 2016
Earn-out liabilities	$127.3	(1.5)	(1.0)	90.5	(5.2)	$210.1
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or nine months ended September 30, 2017 or 2016. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

8.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	September 30, 2017	December 31, 2016
Short-term borrowings:
Local overdraft facilities	$28.2	31.6
Other short-term borrowings	36.0	57.9
Total short-term borrowings	$64.2	89.5
Credit facility, net of debt issuance costs of $16.4 and $19.6	433.6	905.4
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.0 and $2.3	273.0	272.7
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.3 and $0.0	205.6	—
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.2 and $0.0	205.6	—
Total debt	$1,182.0	1,267.6
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on June 21, 2021. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $12.0 million and $18.2 million as of September 30, 2017 and December 31, 2016, respectively. The average outstanding borrowings under the Facility were $712.3 million and $1,211.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1,042.7 million and $904.2 million during the nine months ended September 30, 2017 and 2016, respectively.
The pricing on the Facility ranges from LIBOR plus 0.95% to 2.05%, with pricing as of September 30, 2017, at LIBOR plus 1.25%. The effective interest rates on our Facility were 2.3% and 1.4% during the three months ended September 30, 2017 and 2016, respectively, and 2.0% and 1.4% during the nine months ended September 30, 2017 and 2016, respectively.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $97.2 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
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
As of September 30, 2017, our issuer and senior unsecured ratings are investment grade: BBB (stable outlook) from Standard & Poor’s Ratings Services and Baa1 (stable outlook) from Moody’s Investors Service, Inc.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2017.

Warehouse Facilities

	September 30, 2017		December 31, 2016
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 24, 2018[1]	$179.0	375.0	135.2	275.0
LIBOR plus 1.35%, expires September 29, 2018[2]	122.5	375.0	314.7	650.0
LIBOR plus 1.5%, expires August 31, 2018	—	100.0	15.0	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	32.0	n/a	116.1	n/a
Gross warehouse facilities	$333.5	850.0	581.0	1,025.0
Debt issuance costs	(1.6)	n/a	(0.9)	n/a
Total warehouse facilities	$331.9	850.0	580.1	1,025.0
1 In the third quarter of 2017, we extended the Warehouse facility; the facility originally had a maximum capacity of $275.0 million and a maturity date of September 25, 2017.
2 In the third quarter of 2017, we extended the Warehouse facility; the facility originally had a maximum capacity of $250.0 million and a maturity date of September 22, 2017.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of September 30, 2017.
As a supplement to our lines of credit, we have an uncommitted facility with Fannie Mae under its As Soon As Pooled ("ASAP") funding program. After origination, we sell certain warehouse receivables to Fannie Mae; the proceeds are used to repay the original lines of credit used to fund the loan. The ASAP funding program requires us to repurchase these loans, generally within 45 days, followed by an immediate, ultimate, sale back to Fannie Mae. The difference between the price paid upon the original sale to Fannie Mae and the ultimate sale reflects a discount representative of borrowing costs.

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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $2.4 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2016	$7.3
New claims	0.7
Prior year claims adjustments	1.5
Claims paid	(3.0)
September 30, 2017	$6.5

December 31, 2015	$19.2
New claims	7.5
Prior year claims adjustments	(1.6)
Claims paid	(15.2)
September 30, 2016	$9.9
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of September 30, 2017 and December 31, 2016, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $7.6 billion and $5.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of September 30, 2017 and December 31, 2016, loan loss accruals were $14.7 million and $12.2 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

10.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and nine months ended September 30, 2017, we recognized Restructuring and acquisition charges of $3.4 million and $13.3 million, respectively. For the three and nine months ended September 30, 2016, we recognized Restructuring and acquisition charges of $18.0 million and $35.9 million, respectively.
For the three and nine months ended September 30, 2017, we recognized $0.6 million and $2.7 million related to net decreases to earn-out liabilities that arose from prior-period acquisition activity, respectively. For the three and nine months ended September 30, 2016, we recognized $1.7 million and $1.5 million related to net decreases to earn-out liabilities that arose from prior-period acquisition activity. For the three and nine months ended September 30, 2016, we recognized a $6.5 million charge related to the write-off of an indefinite-lived intangible asset. In addition, there was a $2.3 million loss for the three months ended September 30, 2016, included in Restructuring and acquisition charges for a foreign currency derivative relating to an acquisition payment which fully offset the corresponding $2.3 million gain recognized in the second quarter of 2016.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2016	$19.7	5.5	5.8	31.0
Accruals	10.6	0.7	4.7	16.0
Payments made	(19.0)	(0.6)	(6.5)	(26.1)
September 30, 2017	$11.3	5.6	4.0	20.9

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2015	$2.7	5.7	0.2	8.6
Accruals	16.0	—	14.9	30.9
Payments made	(5.1)	(0.4)	(11.4)	(16.9)
September 30, 2016	$13.6	5.3	3.7	22.6
We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2017 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

11.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2016	$6.8
Acquisition of redeemable noncontrolling interest (1)	(3.5)
Net loss	(0.1)
Impact of exchange rate movements	0.7
Redeemable noncontrolling interests as of September 30, 2017	$3.9
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $1.1 million representing the difference between the redemption value and the carrying value of the acquired interest.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2017	$(67.9)	(353.3)	(421.2)
Other comprehensive income before reclassification	—	45.6	45.6
Amounts reclassified from AOCI after tax expense of $0.3, $ - and $0.3	1.2	—	1.2
Other comprehensive income after tax expense of $0.3, $ - and $0.3	1.2	45.6	46.8
Balance as of September 30, 2017	$(66.7)	(307.7)	(374.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2016	$(35.8)	(336.4)	(372.2)
Other comprehensive loss before reclassification	—	(15.0)	(15.0)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(15.0)	(15.0)
Balance as of September 30, 2016	$(35.8)	(351.4)	(387.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.4)	(551.1)
Other comprehensive income before reclassification	—	174.7	174.7
Amounts reclassified from AOCI after tax expense of $0.5, $ - and $0.5	2.0	—	2.0
Other comprehensive income after tax expense of $0.5, $ - and $0.5	2.0	174.7	176.7
Balance as of September 30, 2017	$(66.7)	(307.7)	(374.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	—	(50.9)	(50.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(50.9)	(50.9)
Balance as of September 30, 2016	$(35.8)	(351.4)	(387.2)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income.

13.	SUBSEQUENT EVENTS
On November 6, 2017, we announced a semi-annual cash dividend of $0.37 per share of common stock. The dividend payment will be made on December 15, 2017, to holders of record at the close of business on November 16, 2017. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2017, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com).You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2017.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the nine months ended September 30, 2017 and our forecasted effective tax rate for 2017 is 24.4%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
On March 29, 2017, the UK formally notified the European Union (“EU”) of its intent to withdraw from the EU pursuant to Article 50 of the Treaty of Lisbon. We believe this notification is not itself a change in tax law requiring any changes in the computation of income tax expense for the nine months ended September 30, 2017. We have subsidiary operations in the UK and we are presently studying the potential changes in tax expense provision requirements that may be necessary upon the UK’s ultimate exit from the EU, particularly with respect to all types of cross-border payments. The impact of the UK’s exit from the EU, while potentially significant, is uncertain at this time because these consequences will be based, in part, upon potential substitute treaties that may enter into force before or concurrent with that exit occurring.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2017 and 2016, are not fully indicative of the results we expect to realize for the full fiscal year.
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

Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2017	2016	U.S. dollars
Revenue
Leasing	$468.5	448.7	19.8	4%	4%
Capital Markets & Hotels	276.3	240.9	35.4	15	13
Capital Markets & Hotels Fee Revenue	269.2	238.0	31.2	13	12
Property & Facility Management	601.1	503.0	98.1	20	19
Property & Facility Management Fee Revenue	433.3	383.6	49.7	13	13
Project & Development Services	333.7	294.0	39.7	14	11
Project & Development Services Fee Revenue	186.2	155.4	30.8	20	18
Advisory, Consulting and Other	165.3	138.3	27.0	20	18
Real Estate Services ("RES") revenue	$1,844.9	1,624.9	220.0	14%	13%
LaSalle	102.1	80.3	21.8	27	28
Total revenue	$1,947.0	1,705.2	241.8	14%	13%
Gross contract costs	(315.3)	(258.0)	(57.3)	22	20
Net non-cash MSR and mortgage banking derivative activity	(7.1)	(2.9)	(4.2)	n.m.	n.m.
Total fee revenue	$1,624.6	1,444.3	180.3	12%	12%
RES fee revenue	$1,522.5	1,364.0	158.5	12%	11%
Compensation, operating and administrative expenses excluding gross contract costs	1,468.4	1,322.3	146.1	11	10
Gross contract costs	315.3	258.0	57.3	22	20
Depreciation and amortization	41.8	35.9	5.9	16	16
Restructuring and acquisition charges	3.4	18.0	(14.6)	(81)	(82)
Total operating expenses	$1,828.9	1,634.2	194.7	12%	11%
Operating income	$118.1	71.0	47.1	66%	65%
Equity earnings	$12.6	5.5	7.1	n.m.	n.m.
Adjusted EBITDA	$167.9	127.3	40.6	32%	31%
n.m. - not meaningful

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2017	2016	U.S. dollars
Revenue
Leasing	$1,319.3	1,183.9	135.4	11%	12%
Capital Markets & Hotels	702.2	630.6	71.6	11	13
Capital Markets & Hotels Fee Revenue	691.1	628.3	62.8	10	12
Property & Facility Management	1,716.0	1,299.2	416.8	32	36
Property & Facility Management Fee Revenue	1,267.1	964.8	302.3	31	35
Project & Development Services	935.0	843.4	91.6	11	12
Project & Development Services Fee Revenue	515.3	442.3	73.0	17	17
Advisory, Consulting and Other	461.3	380.7	80.6	21	23
Real Estate Services ("RES") revenue	$5,133.8	4,337.8	796.0	18%	20%
LaSalle	263.1	307.8	(44.7)	(15)	(13)
Total revenue	$5,396.9	4,645.6	751.3	16%	18%
Gross contract costs	(868.6)	(735.5)	(133.1)	18	21
Net non-cash MSR and mortgage banking derivative activity	(11.1)	(2.3)	(8.8)	n.m.	n.m.
Total fee revenue	$4,517.2	3,907.8	609.4	16%	17%
RES fee revenue	$4,254.1	3,600.0	654.1	18%	20%
Compensation, operating and administrative expenses excluding gross contract costs	4,148.0	3,561.4	586.6	16	19
Gross contract costs	868.6	735.5	133.1	18	21
Depreciation and amortization	122.3	98.5	23.8	24	26
Restructuring and acquisition charges	13.3	35.9	(22.6)	(63)	(62)
Total operating expenses	$5,152.2	4,431.3	720.9	16%	18%
Operating income	$244.7	214.3	30.4	14%	11%
Equity earnings	$32.7	27.7	5.0	18%	18%
Adjusted EBITDA	$400.0	372.1	27.9	7%	6%
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
Consistent with GAAP, certain vendor and subcontractor costs (“gross contract costs”) which we manage on certain client assignments in the Property & Facility Management and Project & Development Services business lines are presented on a gross basis in Revenue and Operating expenses. We generally earn little to no margin on the reimbursement of gross contract costs, obtaining reimbursement only for costs incurred. Excluding gross contract costs from both Revenue and Operating expenses more accurately reflects how we manage our expense base and operating margins.
Net Non-Cash MSR and Mortgage Banking Derivative Activity
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets & Hotels business line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of Revenue to fee revenue and Operating expenses to fee-based operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue	$1,947.0	1,705.2	$5,396.9	4,645.6
Adjustments:
Gross contract costs	(315.3)	(258.0)	(868.6)	(735.5)
Net non-cash MSR and mortgage banking derivative activity	(7.1)	(2.9)	(11.1)	(2.3)
Fee revenue	$1,624.6	1,444.3	$4,517.2	3,907.8

Operating expenses	$1,828.9	1,634.2	$5,152.2	4,431.3
Less: Gross contract costs	(315.3)	(258.0)	(868.6)	(735.5)
Fee-based operating expenses	$1,513.6	1,376.2	$4,283.6	3,695.8

Operating income	$118.1	71.0	$244.7	214.3
To conform to current presentation, 2016 amounts were recast for fee revenue to reflect the adjustment associated with Net non-cash MSR and mortgage banking derivative activity.
Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") represents EBITDA attributable to common shareholders (“EBITDA”) further adjusted for certain items we do not consider directly indicative of our ongoing performance in the context of certain performance measurements. Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis), on a local currency basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income attributable to common shareholders	$86.6	48.0	$175.6	152.5
Add:
Interest expense, net of interest income	15.0	12.4	42.6	32.2
Provision for income taxes	28.2	15.9	57.3	55.3
Depreciation and amortization	41.8	35.9	122.3	98.5
EBITDA	$171.6	112.2	$397.8	338.5
Adjustments:
Restructuring and acquisition charges	3.4	18.0	13.3	35.9
Net non-cash MSR and mortgage banking derivative activity	(7.1)	(2.9)	(11.1)	(2.3)
Adjusted EBITDA	$167.9	127.3	$400.0	372.1

Net income margin attributable to common shareholders	4.4%	2.8	3.3%	3.3

Adjusted EBITDA margin	10.3%	8.8	8.6%	9.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	% Change	2017	% Change
Revenue:
At current period exchange rates	$1,947.0	14%	$5,396.9	16%
Impact of change in exchange rates	(15.5)	n/a	85.6	n/a
At comparative period exchange rates	$1,931.5	13%	$5,482.5	18%

Fee Revenue:
At current period exchange rates	$1,624.6	12%	$4,517.2	16%
Impact of change in exchange rates	(9.6)	n/a	67.5	n/a
At comparative period exchange rates	$1,615.0	12%	$4,584.7	17%

Operating Income:
At current period exchange rates	$118.1	66%	$244.7	14%
Impact of change in exchange rates	(0.7)	n/a	(7.7)	n/a
At comparative period exchange rates	$117.4	65%	$237.0	11%

Adjusted EBITDA:
At current period exchange rates	$167.9	32%	$400.0	7%
Impact of change in exchange rates	(1.0)	n/a	(5.5)	n/a
At comparative period exchange rates	$166.9	31%	$394.5	6%

Revenue
For the third quarter of 2017, consolidated revenue was $1.9 billion and consolidated fee revenue was $1.6 billion, up 13% and 12%, respectively, over the prior-year quarter, reflecting expansion of transactional and annuity businesses. Revenue growth was generated across RES services lines, led by Property & Facility Management, up 19%, and Capital Markets & Hotels, up 13%. Geographically, the increase in RES fee revenue for the third quarter, on a local currency basis, was 53% from EMEA, 25% from Asia Pacific, and 22% from Americas. Additionally, LaSalle revenue grew 28% for the quarter, driven by incentive fees earned for performance on behalf of clients.
Property & Facility Management represented half of our consolidated third quarter 2017 RES revenue growth, led by EMEA and Asia Pacific, which generated 63% and 40%, respectively, of the consolidated business line growth on a local currency basis; near flat revenue performance in Americas partially offset the growth in EMEA and Asia Pacific. The contribution from EMEA was primarily a result of incremental revenue from our August 2016 acquisition of Integral UK Ltd. ("Integral"). The increase in Capital Markets & Hotels revenue, on a local currency basis, was primarily driven by investment sales performance in EMEA (53%) and Asia Pacific (42%). The consolidated revenue growth, on a local currency basis, in Project & Development Services was led by Asia Pacific (69%) and EMEA (29%). Consolidated revenue growth in Advisory, Consulting and Other was most notable in Americas, representing over 60% of the growth on a local currency basis. Refer to segment operating results for further discussion.
For the first nine months of 2017, consolidated revenue was $5.4 billion and consolidated fee revenue was $4.5 billion, up 18% and 17%, respectively, over 2016. We achieved year-over-year double-digit revenue growth in all three RES segments, with all RES business lines reflecting double-digit revenue growth on a consolidated basis compared to last year. Year-to-date revenue growth by business line was led by Property & Facility Management, up 36%, and Leasing, up 12%. Geographically, the increase in RES year-to-date fee revenue, on a local currency basis, was 50% from EMEA, 37% from Americas and 13% from Asia Pacific. Partially offsetting the revenue growth in our RES reporting segments was LaSalle, down 13%, due to a decline in incentive and transaction fees year-to-date.
Operating Expenses
In the third quarter of 2017, consolidated operating expenses, excluding restructuring and acquisition charges, were $1.8 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.5 billion, increases of 12% and 11%, respectively, as compared with 2016. For the first nine months of 2017, consolidated operating expenses were $5.2 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $4.3 billion, both an increase of 19% over 2016. The third quarter and year-to-date increases were due to revenue growth, including from recent acquisitions, as well as continued increases to investments in data, technology and people.
Restructuring and acquisition charges were $3.4 million and $18.0 million for the third quarter of 2017 and 2016, respectively. Charges in 2017 included $4.2 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, partially offset by immaterial amounts for pre-acquisition due diligence and post-acquisition integration activities as well as net non-cash fair value adjustments to earn-out liabilities related to acquisitions completed in previous periods. Comparatively, charges in 2016 included (a) $4.9 million of severance and other employment-related charges, (b) $6.0 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, (c) a $2.3 million loss on a foreign currency derivative relating to an acquisition payment, which fully offset the corresponding $2.3 million gain recognized in the second quarter and (d) a $6.5 million charge related to the write-off of an indefinite-lived intangible asset, partially offset by (e) $1.7 million of net non-cash fair value adjustments to amounts relating to net decreases to earn-out liabilities that arose from prior period acquisition activity.
Interest Expense
Net interest expense for the third quarter of 2017 was $15.0 million, up from $12.4 million in 2016. The increase was driven by a higher effective interest rate on our debt, partially offset by a net period-over-period decrease in our average borrowings, attributable to an over $180 million year-over-year improvement in operating cash flows for the third quarter.

Net interest expense for the nine months ended September 30, 2017, was $42.6 million, up from $32.2 million in the prior-year period. Nearly half of this increase was due to a higher effective interest rate on our debt. An increase in average outstanding year-to-date borrowings, driven by acquisition-related payment activity and partially offset by improved operating performance this year, also contributed to the increase in net interest expense.
Equity Earnings from Real Estate Ventures
For the three and nine months ended September 30, 2017, we recognized equity earnings of $12.6 million and $32.7 million, respectively, as compared with $5.5 million and $27.7 million during the three and nine months ended September 30, 2016, respectively. Substantially all of the activity in each period was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $28.2 million and $57.3 million for the third quarter and first nine months of 2017, respectively, which represented an effective tax rate of 24.4% in both periods, consistent with the effective tax rate for the year ended December 31, 2016.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the third quarter and first nine months of 2017 was $86.6 million and $175.6 million, respectively, compared with $48.0 million and $152.5 million in the respective prior-year periods. Net income margin attributable to common shareholders was 4.4% in the third quarter of 2017, up from 2.8% in the third quarter of 2016. Adjusted EBITDA was $167.9 million and $400.0 million for the third quarter and first nine months of 2017, respectively, up 31% and 6%, from the respective prior-year periods. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the third quarter of 2017 was 10.3% in USD and local currency as compared with 8.8% for the prior-year quarter. Our results reflected the increased performance across all segments, with notable contributions from transactional businesses and LaSalle incentive fees, along with management initiatives to contain controllable expenses.
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

Americas - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$345.1	335.3	9.8	3%	3%
Capital Markets & Hotels	114.6	112.5	2.1	2	2
Capital Markets & Hotels Fee Revenue	107.5	109.6	(2.1)	(2)	(2)
Property & Facility Management	181.3	184.1	(2.8)	(2)	(2)
Property & Facility Management Fee Revenue	144.9	142.2	2.7	2	2
Project & Development Services	97.8	96.8	1.0	1	1
Project & Development Services Fee Revenue	93.8	86.1	7.7	9	8
Advisory, Consulting and Other	57.9	42.4	15.5	37	37
Total revenue	$796.7	771.1	25.6	3%	3%
Gross contract costs	(40.4)	(52.6)	12.2	(23)	(23)
Net non-cash MSR and mortgage banking derivative activity	(7.1)	(2.9)	(4.2)	n.m.	n.m.
Total fee revenue	$749.2	715.6	33.6	5%	5%
Compensation, operating and administrative expenses excluding gross contract costs	658.7	633.4	25.3	4	4
Gross contract costs	40.4	52.6	(12.2)	(23)	(23)
Depreciation and amortization	24.2	21.3	2.9	14	14
Total operating expenses	$723.3	707.3	16.0	2%	2%
Operating income	$73.4	63.8	9.6	15%	15%
Equity earnings	$0.1	0.1	—	—%	100%
Adjusted EBITDA	$90.5	82.2	8.3	10%	10%
n.m. - not meaningful

Americas - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$1,003.1	884.3	118.8	13%	13%
Capital Markets & Hotels	318.1	282.3	35.8	13	13
Capital Markets & Hotels Fee Revenue	307.0	280.0	27.0	10	10
Property & Facility Management	536.3	528.8	7.5	1	2
Property & Facility Management Fee Revenue	421.8	400.9	20.9	5	5
Project & Development Services	285.7	243.0	42.7	18	17
Project & Development Services Fee Revenue	268.8	226.1	42.7	19	19
Advisory, Consulting and Other	168.1	109.1	59.0	54	54
Total revenue	$2,311.3	2,047.5	263.8	13%	13%
Gross contract costs	(131.4)	(144.8)	13.4	(9)	(8)
Net non-cash MSR and mortgage banking derivative activity	(11.1)	(2.3)	(8.8)	n.m.	n.m.
Total fee revenue	$2,168.8	1,900.4	268.4	14%	14%
Compensation, operating and administrative expenses excluding gross contract costs	1,922.6	1,697.4	225.2	13	13
Gross contract costs	131.4	144.8	(13.4)	(9)	(8)
Depreciation and amortization	71.4	58.4	13.0	22	22
Total operating expenses	$2,125.4	1,900.6	224.8	12%	12%
Operating income	$185.9	146.9	39.0	27%	27%
Equity earnings	$0.5	0.8	(0.3)	(38)%	(38)%
Adjusted EBITDA	$245.9	203.0	42.9	21%	21%
n.m. - not meaningful
Americas revenue growth for the third quarter, as compared with 2016, was led by Advisory, Consulting and Other, reflecting contributions from Technology Solutions and our recently acquired U.S. valuations platform. Leasing continued its strong year-to-date performance, specifically in our U.S. Northwest, New York, and New England markets. Favorable market conditions contributed to the growth; according to JLL Research, third quarter 2017 market office leasing volumes in the U.S. were 4% higher than the comparative period. On a year-to-date basis, Americas revenue grew primarily from organic sources in all services lines, highlighted by strong Leasing performance in various U.S. markets and bolstered by leasing transactions executed on behalf of Corporate Solutions clients. In addition, the aforementioned performance of Advisory, Consulting and Other together with growth in Capital Markets & Hotels from our multifamily business made notable contributions to our year-to-date revenue growth.
The increase in operating expenses and fee-based operating expenses for the three and nine months ended September 30, 2017, as compared with the same periods in 2016, generally corresponded with the increase in segment revenue discussed above.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 12.1% in USD and local currency for the third quarter of 2017, as compared with 11.5% last year. The margin expansion was driven by changes in service mix, augmented by management initiatives to contain controllable expenses, partially offset by continued increases to investments in data, technology, and people.

EMEA - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$70.4	63.2	7.2	11%	9%
Capital Markets & Hotels	107.3	87.4	19.9	23	19
Property & Facility Management	222.2	161.7	60.5	37	37
Property & Facility Management Fee Revenue	161.0	127.0	34.0	27	27
Project & Development Services	170.1	154.1	16.0	10	6
Project & Development Services Fee Revenue	59.7	42.6	17.1	40	36
Advisory, Consulting and Other	65.2	56.3	8.9	16	13
Total revenue	$635.2	522.7	112.5	22%	19%
Gross contract costs	(171.6)	(146.2)	(25.4)	17	14
Total fee revenue	$463.6	376.5	87.1	23%	21%
Compensation, operating and administrative expenses excluding gross contract costs	449.8	367.8	82.0	22	21
Gross contract costs	171.6	146.2	25.4	17	14
Depreciation and amortization	11.6	9.6	2.0	21	20
Total operating expenses	$633.0	523.5	109.5	21%	19%
Operating income (loss)	$2.2	(0.8)	3.0	n.m.	n.m.
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$13.9	8.5	5.4	64%	47%
n.m. - not meaningful

EMEA - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$184.4	171.3	13.1	8%	11%
Capital Markets & Hotels	266.5	245.4	21.1	9	13
Property & Facility Management	628.5	314.0	314.5	100	n.m.
Property & Facility Management Fee Revenue	479.5	238.5	241.0	n.m.	n.m.
Project & Development Services	471.7	478.0	(6.3)	(1)	1
Project & Development Services Fee Revenue	156.0	146.2	9.8	7	9
Advisory, Consulting and Other	176.0	164.7	11.3	7	11
Total revenue	$1,727.1	1,373.4	353.7	26%	32%
Gross contract costs	(464.7)	(407.3)	(57.4)	14	18
Total fee revenue	$1,262.4	966.1	296.3	31%	37%
Compensation, operating and administrative expenses excluding gross contract costs	1,247.6	941.6	306.0	32	40
Gross contract costs	464.7	407.3	57.4	14	18
Depreciation and amortization	33.0	25.6	7.4	29	37
Total operating expenses	$1,745.3	1,374.5	370.8	27%	33%
Operating loss	$(18.2)	(1.1)	(17.1)	n.m.	n.m.
Equity losses	$—	(0.1)	0.1	100%	100%
Adjusted EBITDA	$14.8	24.1	(9.3)	(39)%	(61)%
n.m. - not meaningful
EMEA revenue for the third quarter grew in all service lines over 2016, primarily due to incremental Property & Facility Management revenue from our August 2016 acquisition of Integral. Strong growth in Capital Markets & Hotels reflects notable contributions from investment sales in Finland, the UK, and Germany, while Project & Development Services fee revenue growth was most prominent in MENA (Middle East, North Africa) and France. For the nine months ended September 30, 2017, incremental revenue from Integral contributed over 80% of EMEA revenue growth over 2016 (nearly 90% of EMEA fee revenue growth), supplemented by the growth in Capital Markets & Hotels noted above.
For the three and nine months ended September 30, 2017, the increase in operating expenses and fee-based operating expenses as compared with the same periods in 2016 was due to Integral and continued increases to investments in data, technology, and people.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 3.0% in USD (2.7% in local currency) for the third quarter of 2017, as compared with 2.3% last year. The increase in profitability primarily reflects revenue performance for the quarter and management initiatives to contain expenses, partially offset by the continued integration of Integral and increased investments as noted above.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$53.0	50.2	2.8	6%	5%
Capital Markets & Hotels	54.4	41.0	13.4	33	33
Property & Facility Management	197.6	157.2	40.4	26	25
Property & Facility Management Fee Revenue	127.4	114.4	13.0	11	11
Project & Development Services	65.8	43.1	22.7	53	52
Project & Development Services Fee Revenue	32.7	26.7	6.0	22	22
Advisory, Consulting and Other	42.2	39.6	2.6	7	6
Total revenue	$413.0	331.1	81.9	25%	24%
Gross contract costs	(103.3)	(59.2)	(44.1)	74	73
Total fee revenue	$309.7	271.9	37.8	14%	13%
Compensation, operating and administrative expenses excluding gross contract costs	280.3	250.1	30.2	12	12
Gross contract costs	103.3	59.2	44.1	74	73
Depreciation and amortization	5.2	4.2	1.0	24	23
Total operating expenses	$388.8	313.5	75.3	24%	23%
Operating income	$24.2	17.6	6.6	38%	36%
Equity earnings	$0.9	0.5	0.4	80%	80%
Adjusted EBITDA	$30.3	22.3	8.0	36%	35%
n.m. - not meaningful

Asia Pacific - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$131.8	128.3	3.5	3%	3%
Capital Markets & Hotels	117.6	102.9	14.7	14	15
Property & Facility Management	551.2	456.4	94.8	21	20
Property & Facility Management Fee Revenue	365.8	325.4	40.4	12	12
Project & Development Services	177.6	122.4	55.2	45	45
Project & Development Services Fee Revenue	90.5	70.0	20.5	29	29
Advisory, Consulting and Other	117.2	106.9	10.3	10	9
Total revenue	$1,095.4	916.9	178.5	19%	19%
Gross contract costs	(272.5)	(183.4)	(89.1)	49	48
Total fee revenue	$822.9	733.5	89.4	12%	12%
Compensation, operating and administrative expenses excluding gross contract costs	761.2	685.6	75.6	11	11
Gross contract costs	272.5	183.4	89.1	49	48
Depreciation and amortization	15.7	12.4	3.3	27	27
Total operating expenses	$1,049.4	881.4	168.0	19%	19%
Operating income	$46.0	35.5	10.5	30%	26%
Equity earnings	$2.3	0.5	1.8	n.m.	n.m.
Adjusted EBITDA	$64.0	48.5	15.5	32%	30%
n.m. - not meaningful
Asia Pacific revenue growth for the third quarter of 2017 reflected strong organic performance in Capital Markets & Hotels, a result of increased transaction activity in numerous jurisdictions, including Japan and Australia. Property & Facility Management also contributed notable revenue growth during the quarter, primarily through new client wins and expansions of existing mandates. Geographically, the third quarter’s overall revenue growth was led by Australia, Greater China, and Japan. For the nine months ended September 30, 2017, as compared with 2016, revenue expansion was most notable in our Property & Facility Management and Project & Development Services annuity businesses, reflecting new client wins, as well as the Capital Markets & Hotels performance noted above.
The increase in operating expenses and fee-based operating expenses over the prior-year periods correlated with the growth in revenue.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 9.8% in USD and local currency for the third quarter of 2017, compared with 8.2% last year, and reflects strong organic growth and higher margin transactional businesses during the quarter coupled with ongoing cost containment initiatives.

LaSalle

	Three Months Ended September 30,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Advisory fees	$63.3	66.4	(3.1)	(5)%	(5)%
Transaction fees & other	5.6	7.9	(2.3)	(29)	(29)
Incentive fees	33.2	6.0	27.2	n.m.	n.m.
Total revenue	$102.1	80.3	21.8	27%	28%
Compensation, operating and administrative expenses	79.6	71.1	8.5	12	12
Depreciation and amortization	0.8	0.8	—	—	—
Total operating expenses	$80.4	71.9	8.5	12%	12%
Operating income	$21.7	8.4	13.3	n.m.	n.m.
Equity earnings	$11.6	4.9	6.7	n.m.	n.m.
Adjusted EBITDA	$33.3	14.1	19.2	n.m.	n.m.

	Nine Months Ended September 30,		Change in		% Change in
($ in millions)	2017	2016	U.S. dollars		Local Currency
Advisory fees	$190.3	195.0	(4.7)	(2)%	—%
Transaction fees & other	24.3	40.8	(16.5)	(40)	(40)
Incentive fees	48.5	72.0	(23.5)	(33)	(31)
Total revenue	$263.1	307.8	(44.7)	(15)%	(13)%
Compensation, operating and administrative expenses	216.6	236.8	(20.2)	(9)	(7)
Depreciation and amortization	2.2	2.1	0.1	5	10
Total operating expenses	$218.8	238.9	(20.1)	(8)%	(7)%
Operating income	$44.3	68.9	(24.6)	(36)%	(33)%
Equity earnings	$29.9	26.5	3.4	13%	12%
Adjusted EBITDA	$75.5	96.6	(21.1)	(22)%	(20)%
LaSalle's third quarter revenue increased from the prior-year quarter due to incentive fees earned on opportunistic dispositions of real estate assets on behalf of clients in Asia. For the first nine months of 2017, the decline in revenue as compared with 2016 reflected (i) substantial incentive fees generated in the second quarter of 2016 from asset sales within maturing funds that did not recur to the same extent during 2017 and (ii) one-time transaction fees in the first quarter of 2016 earned from the successful launch of the LaSalle Logiport REIT in Japan.
Variable compensation expense driven by the recognition of transaction and incentive fees was the primary driver of the change in operating expenses for both the three and nine months ended September 30, 2017 as compared with the same periods in 2016. Higher transaction and incentive fees result in greater variable compensation expense in the same period the associated revenue is recognized. The increase was partially offset by management initiatives to contain controllable expenses.
For the three and nine months ended September 30, equity earnings in both 2017 and 2016 were primarily driven by net valuation increases related to investments in Europe and Asia.
Adjusted EBITDA margin was 32.6% in USD (32.9% in local currency) for the third quarter of 2017, compared with 17.6% in 2016. This improvement was driven by the increase in incentive fees net of variable compensation expense for the quarter, noted above.
Assets under management were $59.0 billion as of September 30, 2017, an increase of 2% in USD (1% in local currency) from $57.6 billion as of June 30, 2017. The net increase in assets under management during the third quarter resulted from $1.4 billion of acquisitions, $0.9 billion of net valuation increases and $0.9 billion of foreign currency increases, partially offset by $1.8 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities provided $295.7 million of cash in the first nine months of 2017, as compared to $151.9 million used during the same period in 2016. The year-over-year improvement in cash provided by (used in) operating activities primarily reflects enhanced working capital management processes implemented in 2017 as well as lower incentive compensation paid to employees in 2017 as compared with 2016, reflecting the Company’s performance in the previous annual periods. The $9.7 million increase in Net income for the first nine months of 2017 as compared with 2016 also contributed to the improvement in operating cash flows year-over-year.
Cash Flows from Investing Activities
We used $119.7 million of cash for investing activities during the first nine months of 2017, a decrease of $497.7 million from the $617.4 million used during the same period in 2016. The year-over-year decrease was primarily driven by decreases in cash used for (a) payments for business acquisitions, (b) property and equipment net capital additions (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries), and (c) net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $165.4 million of cash during the first nine months of 2017, as compared to providing $779.3 million during the same period in 2016. The net change of $944.7 million is substantially driven by $475.0 million of net payments on our Facility during 2017 compared with net borrowings on our Facility of $850.0 million in 2016. Partially offsetting this change was the receipt of $395.7 million of proceeds from the issuance of the Euro Notes in the second quarter of 2017.
Credit Facility
Our $2.75 billion Facility matures on June 21, 2021. As of September 30, 2017, we had outstanding borrowings under the Facility of $450.0 million and outstanding letters of credit of $12.0 million. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $712.3 million and $1,211.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1,042.7 million and $904.2 million during the nine months ended September 30, 2017 and 2016, respectively. The third quarter decrease in average borrowings, as compared with the prior-year quarter, was driven by improved working capital discipline together with higher net income in 2017. The year-over-year increase in average outstanding borrowings was driven by acquisition-related payment activity, partially offset by the issuance of the Euro Notes in June of 2017 and improved operating cash flows this year.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $97.2 million under local overdraft facilities as of September 30, 2017. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $64.2 million and $89.5 million as of September 30, 2017 and December 31, 2016, respectively, of which $28.2 million and $31.6 million as of September 30, 2017 and December 31, 2016, respectively, were attributable to local overdraft facilities.
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

Co-Investment Activity
As of September 30, 2017, we had total investments of $372.5 million in 46 separate property or fund co-investments, primarily related to LaSalle. For the nine months ended September 30, 2017, and 2016, funding of co-investments exceeded return of capital by $2.1 million and $35.2 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of September 30, 2017, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2016 or in the first nine months of 2017 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On November 6, 2017, we announced a semi-annual cash dividend of $0.37 per share of common stock. The dividend payment will be made on December 15, 2017, to holders of record at the close of business on November 16, 2017. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2017 and 2016, were $98.1 million and $139.4 million, respectively. Our capital expenditures in 2017 were primarily for information technology systems (software), improvements to leased office spaces, and computer hardware.
Additional capital expenditures for the nine months ended September 30, 2016 included $63.7 million of property acquisitions and capital expenditures made by consolidated VIEs, of which $63.4 million in 2016 was attributable to two then-consolidated VIEs in which we held equity interests ranging between 20% and 25%. Refer to Note 5, Investment in Real Estate Ventures, of the Notes to the Condensed Consolidated Financial Statements for further information on our consolidated VIE investments.
Business Acquisitions
During the nine months ended September 30, 2017, we paid $63.6 million for business acquisitions. This included $22.4 million of payments relating to five new acquisitions in 2017 and $41.2 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract requirements and performance. Deferred business acquisition obligations totaled $87.8 million on our Condensed Consolidated Balance Sheets as of September 30, 2017. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2017, we had the potential to make earn-out payments for a maximum of $436.9 million on 56 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2017 and December 31, 2016, we had total cash and cash equivalents of $277.9 million and $258.5 million, respectively, of which approximately $186.8 million and $162.0 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of September 30, 2017 and December 31, 2016, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $222.2 million as of September 30, 2017. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of September 30, 2017. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and nine months ended September 30, 2017 were $712.3 million and $1,042.7 million, respectively, with an effective interest rate of 2.3% and 2.0% in each respective period. We had $450.0 million outstanding under the Facility and outstanding letters of credit of $12.0 million as of September 30, 2017. The Facility bears a variable rate of interest based on market rates.
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
On June 29, 2017, we issued and sold an aggregate principal amount of €350.0 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors at a fixed interest rate. The Euro Notes, €175.0 million due in June 2027 and €175.0 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Euro Notes at a fixed interest rate has helped to limit our exposure to future movements in interest rates.
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2016 or the first nine months of 2017, and we had no such agreements outstanding as of September 30, 2017.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during 2017, our results would reflect an increase of $5.2 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 58% and 56% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (17% and 15% of revenue for the nine months ended September 30, 2017 and 2016, respectively) and the euro (13% of revenue for both the nine months ended September 30, 2017 and 2016).

We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies back into U.S. dollars reduces the impact of translating revenue earned in foreign currencies back into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, have historically acted as partial operational hedges against our translation exposures to British pound and Singapore dollars.
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended September 30, 2017, our total revenue increased 14% in U.S. dollars and 13% in local currency, and our operating income increased 66% in U.S. dollars and 65% in local currency. On a year-over-year basis, for the nine months ended September 30, 2017, our total revenue increased 16% in U.S. dollars and 18% in local currency, and our operating income increased 14% in U.S. dollars and 11% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of September 30, 2017, we had forward exchange contracts in effect with a gross notional value of $2.00 billion ($1.41 billion on a net basis) and a net loss of $8.6 million. This net carrying gain is generally offset by a carrying loss in associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2017, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corporate Officers
The names and titles of our corporate executive officers, as of September 30, 2017, were as follows:
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
Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa
Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management
Patricia Maxson
Chief Human Resources Officer
Gregory P. O'Brien
Chief Executive Officer, Americas
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	Mark J. Ohringer
Corporate Finance and Investor Relations	General Counsel and Corporate Secretary

Bryan J. Duncan	Parikshat Suri
Treasurer	Chief Audit Executive

Allan Frazier	Juud Tempelman
Chief Information Officer	Global Head of Corporate Development
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2017.

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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith