Form 10-K
period 2017-12-31
JONES LANG LASALLE INC
filed 2018-02-23
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2017	Commission File Number 1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 312-782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on July 1, 2017 was $5,609,158,875.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 20, 2018 was 45,409,077.
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

JONES LANG LASALLE INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Jones Lang LaSalle Incorporated is a Maryland corporation that was incorporated in 1997. References to “JLL,” “the Company,” “we,” “us” and “our” refer to Jones Lang LaSalle Incorporated and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise. Our common stock is listed on The New York Stock Exchange under the symbol “JLL.”
We are a leading professional services firm that specializes in real estate and investment management. A Fortune 500 company, we help real estate owners, occupiers and investors achieve their business ambitions. In 2017, we had revenue of $7.9 billion and fee revenue of $6.7 billion; managed 4.6 billion square feet of space, or 423 million square meters; and completed investment sales, acquisitions and finance transactions of approximately $170 billion. At the end of 2017, we had nearly 300 corporate offices, operations in over 80 countries and a global workforce of 82,000. We work for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities looking to outsource real estate services. Through LaSalle, we invest for clients on a global basis in both private assets and publicly traded real estate securities. We provide services to approximately half of the Fortune 500 companies and approximately 88% of the Fortune 100 companies.
Our issuer and senior unsecured ratings are investment grade: Baa1 (stable outlook) from Moody’s Investors Service, Inc. ("Moody’s") and BBB (stable outlook) from Standard & Poor’s Ratings Services ("S&P").
We use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. JLL is a registered trademark in the countries in which we do business, as is our logo:
In 2017, we generated revenue and fee revenue increases, across our four business segments, of 17% and 16%, respectively, over 2016. Over the ten years ended December 31, 2017, our revenue and fee revenue have both grown at a 12% compound annual growth rate. We believe we remain well-positioned to take advantage of the opportunities in a consolidating industry and to successfully navigate the dynamic and challenging markets in which we compete worldwide.
We deliver an array of services across four business segments. We manage our Real Estate Services (“RES”) offerings across three geographic business segments: (i) the Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific, and we manage our investment management business globally as (iv) LaSalle Investment Management. In our Americas, EMEA and Asia Pacific operating segments, we provide a full range of leasing, capital markets, integrated property and facility management, project management, advisory, and transaction services locally, regionally and globally.
LaSalle Investment Management, which uses LaSalle as its principal trading name, is a wholly-owned member of the Jones Lang LaSalle Incorporated group. LaSalle is one of the world's largest and most diversified real estate investment management companies. As of December 31, 2017, LaSalle's assets under management were $58.1 billion. LaSalle is a registered trademark in the countries in which we conduct business, as is the logo:

For a detailed discussion of our segment results, please see "Results of Operations" and "Market Risks" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, in the Notes to Consolidated Financial Statements.
OUR HISTORY
We began to establish our network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968 and incorporated in 1997). We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of acquisitions and mergers in alignment with our strategy. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs.
From 2005 through 2017, we have completed more than 110 acquisitions as part of our global growth strategy. These acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service offerings, and further broadened the global platform we make available to our clients.
For information on recent acquisitions, refer to Note 4, Business Combinations, Goodwill and Other Intangibles of the Notes to the Consolidated Financial Statements, included in Item 8.

OUR SERVICES AND BUSINESS SEGMENTS
To address the needs of real estate owners, occupiers, and investors, we leverage our deep real estate expertise and experience to provide clients with a full range of innovative integrated property and facility management, project management, investment management, and advisory and transaction services locally, regionally, and globally.
The following reflects our revenue and fee revenue by service line:
To calculate fee revenue, we exclude from revenue (i) net non-cash mortgage servicing rights and mortgage banking derivative activity and (ii) gross contract costs for vendor and subcontract costs. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of fee revenue, a non-GAAP measure, and reconciliation from the most comparable U.S. GAAP measure.
The broad range of services we offer includes:

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
Mortgage Origination and Servicing

We offer these services locally, regionally and globally to real estate owners, occupiers, investors, and developers for a variety of property types, including:

Critical Environments and Data Centers	Hotels and Hospitality Facilities	Residential (Individual and Multifamily)
Cultural Facilities	Industrial and Warehouse	Retail and Shopping Malls
Educational Facilities	Infrastructure Projects	Sort & Fulfillment Centers
Government Facilities	Military Housing	Sports Facilities
Healthcare and Laboratory Facilities	Office	Transportation Centers
Individual segments and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions, and client needs.
During 2017, we expanded our technology innovation capabilities with the launch of JLL Spark, a global business focused on creating technology-driven products and investments, and supporting startups in the real estate technology industry.
We believe our market reach and depth of service offerings strengthen the long-term value of the enterprise in a number of ways, including: (i) reducing the potential impact of episodic volatility or disruption in any specific region; (ii) enhancing the expertise of our people through knowledge sharing among colleagues across the globe; and (iii) allowing us to identify and react to emerging trends and risks quickly.
Real Estate Services: Americas, EMEA, and Asia Pacific
We organize our RES offerings into five major product service lines: (1) Leasing; (2) Capital Markets & Hotels; (3) Property & Facility Management; (4) Project & Development Services; and (5) Advisory, Consulting and Other Services.
For the year ended December 31, 2017, our RES revenue and fee revenue was generated as follows:

In the Americas, our RES revenue for 2017 was $3.4 billion, earned geographically as follows:
In EMEA, our RES revenue for 2017 was $2.6 billion, earned geographically as follows:
In Asia Pacific, our RES revenue for 2017 was $1.6 billion, earned geographically as follows:

Our service lines, and the services we provide within them, include:
1. Leasing
Agency Leasing executes leasing programs, including marketing, on behalf of investors, developers, property companies, and public entities to secure tenants and negotiate leases with terms that reflect our clients' best interests. In 2017, we completed approximately 17,700 agency leasing transactions representing 259 million square feet of space. Our agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a dollar amount per square foot leased.
Tenant Representation establishes strategic alliances with clients to help them by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords, and reducing real estate costs through analyzing, structuring, and negotiating business and economic incentives. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients' core business objectives.
Tenant Representation realizes revenue on a negotiated fee basis which, in many cases, landlords are responsible for paying. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and we may be awarded incentive fees for superior performance. In 2017, we completed more than 16,000 tenant representation transactions representing 525 million square feet of space.
2. Capital Markets & Hotels
Capital Markets & Hotels includes property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. We provide these services for substantially all types of properties, including hotel and hospitality assets. In the United States, we operate a multifamily lending and commercial loan servicing platform with Freddie Mac, Fannie Mae and HUD/GNMA multifamily lending services capabilities. Real Estate Investment Banking includes sourcing capital, both equity and debt, derivatives structuring, and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing real estate assets internationally and investing outside of their home markets, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing, and introducing innovative new financial products and strategies, Capital Markets is also integral to the business development efforts of our other businesses.
Clients typically compensate Capital Markets units on the basis of the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction. During 2017, we provided capital markets services for $169.8 billion of client transactions, a 25% increase from 2016, outperforming the market over the same period.
3. Property & Facility Management
Property Management provides on-site management services to real estate owners for office, industrial, retail, multifamily residential, and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to our clients. We provide services through our own employees or through contracts with third-party providers, striving to maintain high levels of occupancy and tenant satisfaction while lowering property operating costs. During 2017, we provided on-site property management services for properties totaling approximately 3.1 billion square feet.
We typically provide property management services through an on-site general manager and staff. Our general managers are responsible for property management activities, client satisfaction, and financial results. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing, and human resources. We are generally compensated based upon a percentage of cash collections on behalf of our clients or square footage managed; however, in some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry.

Integrated Facility Management ("IFM") provides comprehensive portfolio and facility management services to corporations and institutions that outsource the management of the real estate they occupy. Technology is the backbone of our IFM delivery platform, leveraging advanced products from cloud-based work order management to advanced business intelligence tools that empower clients in their space optimization assessments. Facilities under management range from corporate headquarters to industrial complexes. During 2017, IFM managed approximately 1.5 billion square feet of real estate for our clients. Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing, and off-shoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We tailor our service delivery to individual client needs utilizing our large global platform combined with substantial local expertise. Performance measures included in client agreements quantify the progress we make toward mutually determined goals and objectives. Depending on client needs, our IFM personnel, either alone or as partners with other business units or third-party providers, also provide services including portfolio planning, agency leasing, tenant representation, acquisition, finance, disposition, development management, energy and sustainability services, technology solutions, and land advisory services.
IFM earns fees from clients that typically include a base fee and a performance bonus. Performance bonus compensation results from quantitative evaluation of progress toward performance measures and regularly scheduled client satisfaction surveys. IFM agreements are typically three to seven years in duration, although most contracts can be terminated at will by the client upon a short notice period, usually 30 to 60 days, as is typical in the industry.
In the United States, the UK and selected other countries, we provide Mobile Engineering services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. Rather than using multiple vendors to perform facility services, clients hire us to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and taking ownership of the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services, leveraging resources across multiple accounts, and reducing travel time between sites.
4. Project & Development Services
Project & Development Services provides a variety of services to tenants of leased space, owners in self-occupied buildings, and owners of real estate investments. These include conversion management, move management, design and construction management, and strategic occupancy planning services. Project & Development Services frequently manages relocation and build-out initiatives for clients of our other service lines. Project & Development Services also manages all aspects of development and renovation of commercial projects for our clients, in some cases serving as a general contractor. We also provide these services to public-sector clients, particularly to military and government entities and educational institutions, primarily in the United States and to a growing extent in other countries.
Our Project & Development Services business is generally compensated on the basis of negotiated fees. Individual projects are generally completed in less than one year, but client contracts may extend multiple years in duration and govern a number of discrete projects.
In a growing number of countries, we provide fit-out and refurbishment services on a principal basis under the Tetris brand.
5. Advisory, Consulting and Other
Advisory and Consulting delivers innovative, results-driven real estate solutions that align with client business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as technology implementation and optimization, mergers and acquisitions, asset management, occupier portfolio strategy, workplace solutions, location advisory, industry research, financial optimization strategies, organizational strategy, and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients across asset classes.
We typically negotiate compensation for Consulting and Advisory based on developed work plans that vary based on the scope and complexity of projects.

Valuation helps clients determine market values for office, retail, industrial, mixed-use, and other types of properties. These services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings), and privatization initiatives. Clients include occupiers, investors, and financing sources from the public and private sectors. We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
We provide Energy and Sustainability Services to occupiers and investors to help them develop their corporate sustainability strategies, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design ("LEED") construction or retrofits, provide sustainable building operations management, and prepare corporate social responsibility and sustainability reports. We have more than 1,500 energy and sustainability accredited professionals worldwide. Refer to our latest Global Sustainability Report, available on jll.com, for metrics on documented energy savings, reduction in greenhouse gas emissions, and the work of our sustainability teams.
We generally negotiate compensation for Energy and Sustainability Services for each assignment based on shared savings or the scale and complexity of the project.
Corporate Solutions
Our Corporate Solutions business partners with clients across industry sectors to maximize the value of their real estate portfolios from a local to global level. Through a client-centric model and with an ambitious technology agenda, we deliver strategy, services, and technology. Solutions are tailored to specialist industry requirements across multiple real estate asset classes.
Rapid and complex change, including digitization, increasing regulation, globalization, and evolving workforce demographics is creating a new world of work and as a result, a new mandate for corporate real estate with significant opportunities for growth. We provide a broad range of services through our comprehensive global platform that address the entire real estate cycle, including technology consulting and system implementation, workplace strategy, space and occupancy planning, portfolio strategy, lease administration, transaction management, project and development management, relocation management, energy and sustainability advice, smart building consulting, and facility management.
We leverage our advanced data, analytics, and technology tools to help clients achieve goals such as improved financial performance and operational efficiency, enhanced workplace experiences, and digital transformation of their corporate real estate portfolios supporting overall business performance.
Historically, demand for Corporate Solutions services has been counter-cyclical, strengthening when the economy has weakened.
During 2017, we provided corporate facility management services for 1.5 billion square feet of clients' real estate. Over the same period, our Corporate Solutions business continued to expand its client base as follows:

FY 2017 JLL Client Wins
Total Wins	Expansions	New Business	Renewals
305	70	185	50

LaSalle
Complementing our real estate services capabilities, our global real estate investment management business, LaSalle, has three priorities:

•	Deliver superior investment performance;

•	Develop and execute investment strategies that meet the specific investment objectives of our clients; and

•	Deliver uniformly high levels of client service globally.
We are one of the world's largest managers of institutional capital invested in real estate assets and securities, providing investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge.
LaSalle provides clients with a broad range of real estate investment products and services in the private and public capital markets. We design these products and services to meet the differing strategic, asset allocation, risk/return, and liquidity requirements of clients. The range of investment solutions includes private investments in multiple real estate property types, including office, retail, industrial, health care, and multifamily residential, as well as investments in debt. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer indirect public investments, primarily in publicly traded real estate investment trusts ("REITs") and other real estate equities.
LaSalle's assets under management of $58.1 billion, as of December 31, 2017, by geographic distribution and fund type are as follows ($ in billions):
We believe LaSalle's success comes from our strong investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge, and strong client focus. Research and strategy are integrated throughout the investment management process from portfolio strategy formulation to property acquisition through ongoing asset management and disposition.
The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 21 countries around the globe, as well as in public real estate companies traded on all major stock exchanges.
Where consistent with client requirements and market terms and conditions, LaSalle from time to time retains JLL to provide services to assets in LaSalle funds in the ordinary course of business.

Direct Investments in Real Estate Properties (Separate Accounts and Commingled Funds)
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management, and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including eight funds that invest in assets in the Americas, eight funds that invest in assets located in Europe, and five funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for which we manage private real estate investments.
LaSalle is the advisor to Jones Lang LaSalle Income Property Trust, Inc. ("JLL IPT"), a non-listed U.S. real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments. As of December 31, 2017, JLL IPT had $2.4 billion in assets under management.
Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside the investments of our clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. As of December 31, 2017, we had a total of $376.2 million of co-investments in real estate ventures, the majority of which are included in LaSalle's total assets under management.
We may engage in merchant banking activities in appropriate circumstances. These may involve making investments of our capital or providing loan capital to acquire properties in order to seed investment management funds before they are offered to clients.
LaSalle is generally compensated for investment management services for private equity investments based on capital committed, invested, and managed (advisory fees), with additional fees (incentive fees) tied to investment performance above benchmark levels. In some cases, LaSalle also receives fees tied to acquisitions. Our investment funds have various life spans, typically ranging between five and nine years, but in some cases they are open-ended. Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements that are linked to the market value of the assets under management, plus in some cases incentive fees.
Investments in Public Securities
LaSalle also offers clients the ability to invest in separate accounts focused on public real estate securities. We invest the capital of these clients principally in publicly traded securities of real estate investment trusts and property companies. As of December 31, 2017, LaSalle had approximately $10.0 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.
INDUSTRY TRENDS
We are focused on four major macroeconomic trends affecting the real estate sector today, each with a multi-year estimated lifespan:
Rising investment allocations and globalization of capital flows to real estate
Ten years ago, real estate was part of the alternative asset class. Today, is it widely seen as a uniquely defined class of its own with investment allocations on a long-term upward trend. Investors continue to allocate significant portions of their investment capital to real estate. Supporting that, we are seeing a sustained growth trajectory in transaction volumes and in capital flows across borders and between continents. Our real estate investment expertise, linking seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
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
Growth in corporate outsourcing
As a proportion of the total commercial built estate worldwide, corporate outsourcing of real estate services is still at a relatively early stage, but it is a trend that continues to move steadily upward as more businesses look to drive efficiency and returns by partnering with dedicated real estate service providers. In recent years, outsourcing of professional real estate services has increased substantially, as corporations focus resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, medium to large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate seamlessly from a local to global level. The ability to offer a full range of services on this scale requires significant infrastructure investment, including information technology applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there continue to be significant growth opportunities for companies like ours that can provide integrated real estate services across many geographic markets and types of clients.
Many such clients are striving to control costs by outsourcing or off-shoring non-core business activities. Both trends have increased the demand for global real estate services, including facility management, tenant representation and leasing, and property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services - and consistently high service levels - in multiple markets around the world. The highly competitive marketplace for the services we provide has, however, continued to put negative pressure on fees within some of our service lines. Our diverse outsourcing services, shown below, address clients' needs across the real estate life cycle.

Urbanization
Urbanization continues to be a powerful global trend. The World Health Organization estimates 2% overall growth per year. More specifically, the international hub cities where we and our clients do a substantial majority of our business are thriving. This is another sustained trend that successfully overrides national and global political changes and uncertainties.
4th Industrial Revolution
Technology and data will change everything. However, there is currently no single tech disruptor positioned to dominate the real estate field. Instead, there are thousands of start-ups and ideas out there, and the challenge to innovate and maximize the potential benefits of new tech and data uses is constant. At the very heart of our Beyond strategy (discussed in detail below), supported by major ongoing investments, we are determined to be the widely recognized leading user of technology and data in real estate.
SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES CAPITALS TO CREATE STAKEHOLDER VALUE
Our global sustainability commitment - Building A Better Tomorrow
Our vision is to make JLL a world-leading, sustainable professional services firm by creating spaces, buildings, and cities where everyone can thrive. The world’s financial, social, and environmental challenges demand a bolder response from businesses around the globe. This is why we are committed to new ways of partnering with our stakeholders to achieve shared ambitions for a sustainable future. From serving our clients and engaging our people, to respecting natural resources in our workplaces and building community relationships, we are focused on what is good for business and for a sustainable future. This progressive approach leads to responsible investment decisions with healthier, safer, more engaged people, and increased value for all our stakeholders. We are Building a Better Tomorrow everywhere we can.
Creating sustainable value for all our stakeholders
We have designed our business model to (i) create value for our clients, shareholders, and employees, (ii) establish high-quality relationships with the suppliers we engage and the communities in which we operate, and (iii) respond to macroeconomic trends impacting the real estate sector. Based on our intimate knowledge of local real estate and capital markets worldwide, as well as our investments in thought leadership and technology, we create value for clients by addressing their real estate needs as well as their broader business, strategic, operating, and longer-term sustainability goals.
We strive to create a healthy and dynamic balance between activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities and investments in people (such as new hires), acquisitions, technologies, and systems designed to produce sustainable returns over the long term.
The following diagram summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources - or inputs - we need to do business. We use these resources to deliver services - or outputs - for our clients through a number of business activities we manage.
Our financial strength and our reputation for integrity, strong governance, and transparency, which we believe are among the strongest in our industry, give our clients confidence in our long-term ability to meet our obligations to them. It also positions us to be trusted extensions for the ways in which they seek to do business for the benefit of their own stakeholders. In February 2018, we were named to Ethisphere Institute's list of The World's Most Ethical Companies for the 11th year in a row. In 2017, we were listed #27 on CR Magazine's list of the 100 Best Corporate Citizens, including #1 in the Financial Services/Real Estate/Insurance sector. We were also listed for the second time on the Dow Jones Sustainability Index (North America) and we were named in the top 50 of the Best Managed Companies by the Drucker Institute, Claremont Graduate University.
The ability to create and deliver value to our clients drives our revenue and profits, which in turn allows us to invest in our business and our people, improving productivity and shareholder value. In doing so, we enable our people to advance their careers by taking on new and increased responsibilities within a dynamic environment as our business expands geographically, adds adjacent service offerings, and develops new competencies. By expanding employment both internally and to outsourced providers, we stimulate economically the locations in which we operate, and we increase the opportunities for those we directly or indirectly employ to engage in community service and other activities beneficial to society.

We apply our business model to the resources and capitals that we employ to provide services. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, through the management of third-party contractors. The revenue and profits we earn from those efforts are allocated among further investments in our business, employee compensation, and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees, and the global community of which JLL is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally, and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

"Thinking Beyond"

The Value Creation Model

Inputs

- Financial resources
- Client relationships and connectivity
- Skilled and diverse people
- Intelligence, brand and information technology
- Buildings and infrastructure

Mission and Vision

STRATEGY
ENTERPRISE RISK MANAGEMENT
GOVERNANCE
Clients
People
Digital
Values
Brand
Growth

Clients:	Relationship Management and Trust
People:	High Engagement and Innovation
Digital:	Technology and Research
Values:	Sustainability and Ethics
Brand:	Reputation
Growth:	Global Business Model with Local Market Knowledge

Output
How we deliver our service

- Leasing
- Capital Markets & Hotels
- Property & Facility Management
- Project & Development Services
- Advisory, Consulting & Other
- Investment Management

Desired outcomes

- Consistent and high shareholder return
- Long-term client relationships
- Talented employees
- Enhanced intelligence, brand and information technology
- New and improved real estate
- Increased employment, education and wealth distribution
- Conserving the depleting natural environment

External environment

- Market, political and social stability
- Stable natural environment

STRATEGIC FRAMEWORK
In December 2016, our Global Executive Board (“GEB”) set out the broad framework for Beyond, a new and ambitious strategic vision to drive long-term sustainable and profitable global growth, incorporating transformational enhancements to our digital and data capabilities. Through 2017, the GEB developed and agreed specific initiatives, goals, and investment priorities supporting this Beyond strategic vision. Following endorsement by our Board of Directors, the broad strategic vision was communicated to a meeting of our senior leadership tier in Vienna, Austria, in September 2017; to shareholders and analysts at our inaugural Investor Day in New York in December 2017; and, in an ongoing engagement program, to all our employees worldwide.
"Beyond": Our Strategic Vision for Long-Term Sustainable and Profitable Growth
Clients
We are a global leader in providing seamlessly integrated services and advice to international corporate and investor clients in all parts of the world. Our Beyond strategic vision sets ambitious goals for continued enhancements to our comprehensive service offering, attracting new talents and skills to our business, marshalling the best new technology and data analytics, and focusing our teams on truly understanding each client’s broader strategic needs. Our service offerings span the whole real estate life cycle, being consistently delivered to the highest quality and creating real value for our clients. Within our Beyond plan, we are making significant ongoing investments in advanced client relationship management processes and tools, always with a core commitment to ensuring that our own systems and structures never become an obstacle to assembling international and multidisciplinary teams tailored to meet each client’s requirements.
People
Directly supporting our goals to constantly enhance our client services, we continually invest in new talent and capabilities, innovation, training, and development. We are committed to encouraging diversity and inclusion, seeking to enable new and more flexible work styles, and supporting our people in their career planning and progression, including through formal mentoring and coaching programs. As part of our Beyond strategic vision, during 2017 we introduced our new employee value proposition - Achieve Your Ambitions - which articulates the key attractions and advantages of a career with JLL. We also refreshed and updated our career development and management tools, launching MyPerformance worldwide as our new performance management platform. Our people, their skills and aspirations, and their commitment to a consistently high-performance culture and JLL’s core values are central to our ongoing success and sustained profitable growth.

Digital
Technology has transformed the world, but we are only at the beginning of the wave of change that digitalization and data analytics will bring to the real estate sector. We continue our substantial multi-year program of investment in leading-edge technology and data capabilities. These include specialist technology company acquisitions such as Corrigo, major in-house data-led innovations such as our RED platform, and a strong focus on continued technology-enabled innovation in all our business lines. Complementing all of this, in July 2017 we launched JLL Spark, a new business focused on creating new property technology products, related strategic investments, and incubating technology startups. We are committed to maintaining and expanding our position as a leader in technology and data within the real estate sector.
Values
All our people are committed to the same core values of teamwork, ethics, and excellence. These values are the foundation of our organization. Clients, employees, business partners, and potential recruits are strongly attracted to these values and to our commitments to a sustainable future and Building a Better Tomorrow. This has earned us repeated recognition from organizations such as the Ethisphere Institute, which in February 2018 named JLL as one of the World’s Most Ethical Companies for the 11th consecutive year.
Brand
We continue to strengthen and grow awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond vision to reach more CEOs and other senior decision makers. Supporting this goal, we are an active strategic partner of the World Economic Forum and regular participant in its annual meeting in Davos and at other events. In January 2018, Fortune magazine again named JLL as one of the World’s Most Admired Companies (see below for further awards and recognition during the past year). In February 2017, as part of our Beyond vision, we launched a new visual identity and brand positioning strategy centered on our Achieve Ambitions theme, which is relevant to all our clients and other stakeholders.
Growth
Our Beyond priorities for clients, people, values, digital, and brand combine to provide an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity in all operations, building margin, and creating the basis for long-term sustainable and profitable growth, which rewards all our stakeholders, helping to achieve their ambitions.
Consistent with this overarching aim, our Beyond vision overlays and complements additional longstanding strategic priorities for JLL including:

•	Employing a growth-oriented investment philosophy that best meets client needs while focusing resources on the services, markets, and cities generating the highest margin opportunities

•	Establishing charters for internal business boards to promote more interconnected global approaches to client services and delivery

•	Leveraging our market-leading research capabilities and data analytics to better inform and advise our clients, enabling them to maximize the value of their real estate portfolios

•	Deploying additional digital tools, data and metrics to help our people become progressively more productive and efficient

•	Determining how best to marshal, train, recruit, motivate, and retain the human resources that will have the skill sets, diversity, and other abilities necessary to accomplish our strategic objectives

•	Continuing to develop our brand and reputation for high quality client service, integrity, excellence, and in-depth local and global market knowledge

•	Building our brand in digital and social media channels

•
Continuing to promote best-in-class governance, compliance, enterprise risk management, and professional standards to operate a sustainable organization which meets the significant challenges and risks inherent in global markets and minimizes disruptions to, and distractions from, the accomplishment of our corporate mission

•	Translating our Beyond vision to best-in-class total shareholder returns

We regularly re-evaluate our strategic priorities to optimize sustainable and profitable long-term growth and on-going value creation for all our stakeholders. Our Beyond vision and priorities for strategic growth are built upon our closely integrated platform, which combines deep local market knowledge with seamless advice and services tailored to each client’s specific needs.
COMPETITION
We compete across a wide variety of highly competitive business lines within the commercial real estate industry globally. Our significant growth over the last decade, and our ability to take advantage of the substantial consolidation that has taken place in our industry, have made us one of the largest global real estate services and investment management providers on a global basis.
Since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional, and local levels. We also face competition from companies who may not traditionally be thought of as real estate service providers, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, software-as-a-service companies, firms providing co-working space, firms providing outsourcing services of various types (including technology, food service, and building products), and companies that self-provide their real estate services with in-house capabilities.
Competitors generally do not have the same level of business coordination or consistency of delivery across geographies that we can provide through our network of wholly-owned offices, directly-employed personnel, and integrated information technology, human resources, and financial systems. That network also permits us to promote high levels of governance, enterprise risk management, and integrity throughout the organization, and to leverage our diverse and welcoming culture as a competitive advantage in developing clients, recruiting employees, and acquiring businesses.
DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
Our mission is to deliver exceptional strategic, fully-integrated services, best practices, and innovative solutions for real estate owners, occupiers, investors, and developers worldwide. We deliver a combination of services, expertise, and technology applications via an integrated global platform that we own (and do not franchise), the totality of which we believe distinguishes us from our competitors and contributes to service excellence and customer loyalty. In their totality, these aspects affirm our commitment to sustaining our business over the long term. We seek to successfully manage the financial, environmental, and social risks and opportunities our complex organization faces, and help our clients do the same. While we face high-quality competition in individual markets, we believe the following attributes make us the best choice for clients seeking real estate and investment management services on a worldwide basis:

•	Our focus on client relationship management as a means to provide superior client service on a highly coordinated basis

•	Our integrated global platform, including a highly diverse set of service offerings

•	Our ability to deliver innovative solutions and technology applications to help our clients maximize the value of their real estate portfolios

•	Our ability to organize and analyze the significant data about real estate that we collect in the course of our business

•	Our size and scale of resources necessary to deliver our expertise wherever clients need it

•	The quality and worldwide reach of our industry-leading research function, enhanced by applications of technology and our ability to synthesize complex information into practical advice for clients

•
Our reputation for consistent and trustworthy service delivery worldwide, as the result of our creation of best practices and from the skills, experience, collaborative nature, and integrity of our people

•	Our local market knowledge

•	The strength of our brand and reputation, including our reputation as an ethical organization

•	The strength of our financial position

•	Our high staff engagement levels

•	The quality of our internal governance and enterprise risk management, which clients can rely on over the long term

•	Our history of delivering strong investment performance for LaSalle clients

•	The management of our supply chain for the benefit of the project management, property and facility management, and other services we provide to clients

•	Our sustainability leadership agenda, which addresses long-term financial, environmental, and social risks and opportunities for ourselves and our clients

•	Our culture of client service, teamwork, and integrity, which allows us to marshal those resources to deliver the greatest possible value and results

•	Our "client first" and ethical orientation, which enables our people to focus on how to best provide what our clients need and want, with integrity and transparency

•
Our strong intellectual capital, our long-term approach to business, and our ability to anticipate, interpret, and respond to the trends influencing our industry sector mean that we are quick and nimble in adapting to new challenges and opportunities in a fast-changing world and in helping our clients to do the same

The following is a detailed discussion on select distinguishing attributes and competitive differentiators noted above.
Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. As an example, CapForce, a sophisticated new CRM tool which will link all our capital markets business lines and activities around the world, is currently being implemented. Our goal is to provide each client with a single point of contact at our company, an individual responsive to and accountable for all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, the practice of seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence.
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
Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly-owned offices with directly employed personnel, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we have secured an established business presence in the world's principal real estate markets, with the result that we can grow revenue without a proportionate increase in infrastructure costs. With operations on six continents and nearly 300 corporate offices, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the globe. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage the flow of investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources which we will enhance by continuing to expand our services via complementary or adjacent offerings.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With over 450 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics and market dynamics of commercial real estate. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We are also devising and investing in new approaches through data science techniques and other technology, including the use of the Internet and social media, to make our research, services, and property offerings more readily available to our people and clients.
We believe that our investments in research, technology, data science and analytics, people, and thought leadership position our Company as a leading innovator in our industry. Our various research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients, which in turn help us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors, and developers.

Delivery of Innovative Solutions and Consistent Worldwide Service (including through applications of technology and data science). We believe that our globally-coordinated investments in research, technology, data science and analytics, people, quality control, and innovation, combined with the fact that our offices are wholly-owned (rather than franchised), and our professionals are directly employed, enable us to develop, share, and continually evaluate best practices across our global organization. As a result, we are able to deliver the same consistently high levels of client service and operational excellence substantially wherever our clients' real estate investment and services needs exist.
Based on our general industry knowledge and on specific client feedback, we believe we are recognized as an industry leader in technology and business intelligence. We possess the capability to provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, FutureView (sm), our global portfolio optimization tool, allows corporate real estate teams with geographically diverse portfolios to identify potential rent savings by comparing their lease obligations to our sophisticated local market forecasts. OneView by JLL (sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate, and the services we provide to them.
Connect (sm), our intranet technology, offers our employees access to our policies, news, and collective thinking regarding our experience, skills, and best practices. We are also working towards more globally integrated systems for finance, human resources, and client relationship management, as well as securities management and trading systems for our investment management business.
We expect that we will continue to seek and implement additional ways in which we can develop and deploy technology platforms, use the Internet and employ social media applications as business tools that will make our services and the real estate properties we list on the Internet increasingly efficient and useful to our constituencies, and will support our marketing and client development activities.
Maximizing the Value of Real Estate Portfolios. Our global strategic perspective and presence allow us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantageous perspective on implementing strategies for acquisitions and dispositions of properties.
During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our clients' assets based on an informed opinion of rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance.
Strong Brand and Reputation. Based on evidence provided by marketing surveys we have commissioned, the extensive coverage we receive in top-tier business publications, the major awards we receive in many categories of real estate, sustainability, and ethics, as well as our significant, long-standing client relationships, we believe that large corporations and institutional investors and occupiers of real estate recognize our ability to create value reliably in changing market conditions. Our reputation is based on our deep industry knowledge, excellence in service delivery, integrity, and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the JLL and LaSalle brands represents a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join us around the world.
The JLL name, which is also our New York Stock Exchange ticker symbol, is our primary trading name. Jones Lang LaSalle remains our legal name. Using the shorter JLL name facilitates its adaptation to different communication styles in different countries, languages, and channels, and especially to the use of digital and online channels for marketing and communications.
We believe we hold the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" trademarks and the related logos, which we expect to continue to renew, as necessary, to conduct the material aspects of our business globally. We have obtained the right to use the top level domain names of each of ".jll" and ".lasalle" from the Internet Corporation for Assigned Names and Numbers.
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

We also believe that our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing the overall inherent volatility of operating a real estate services business. This creates an additional measure of financial stability relative to other firms with more limited service offerings or that are only local or regional and therefore must rely on the strength of fewer markets and services.
For a number of years, we have maintained investment grade ratings from Moody's and S&P: our issuer and senior unsecured ratings as of December 31, 2017 are Baa1 (stable outlook) from Moody’s and BBB (stable outlook) from S&P.
Our primary source of credit is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2017 had a maximum borrowing capacity of $2.75 billion and a maturity date of June 21, 2021. In June 2017, we issued €350.0 million of fixed-rate notes increasing the balance of our fixed to variable-rate debt and extending our maturity profile. The debt issuance included €175.0 million of 1.96 percent, 10-year notes due 2027 and €175.0 million of 2.21 percent, 12-year notes due 2029. Proceeds were used to reduce outstanding borrowings on our Facility. During 2012, both to diversify our sources of credit and take advantage of historically low interest rates, we issued $275 million of long-term senior notes with a ten-year maturity and a fixed interest rate of 4.4% per annum.
History of Strong Investment Performance. Our LaSalle business has a history of delivering strong investment performance for clients who entrust them with investing their capital in real estate and real estate securities.
Strong Governance, Enterprise Risk Management, and Integrity. Our overlapping and communicative senior management and Board of Directors structure promotes an environment of best practices in corporate governance and controls. We believe that these attributes allow us to infuse a culture of internal communication and connectivity throughout the organization.
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
Sustainability Leadership. We employ more than 280 professionals dedicated to sustainability services for our clients. Beyond this, we are increasingly integrating sustainability into our own operations as well as to the core real estate services we deliver. One example is our sustainability experts in Project & Development Services who manage green building certifications and the creation of central sustainability roles to embed sustainability throughout the advice we give to clients and within our own operations. Another example is the effort that LaSalle is making to solidify our leadership role in responsible investing and sustainable best practices with the assets it acquires and manages for clients. Our overall leadership in sustainability is evidenced by our significant thought leadership, technology, awards, and industry involvement.
Internally, we have undertaken a materiality assessment to identify the key impacts underlying the four pillars of Building a Better Tomorrow (sm): People, Clients, Workplaces and Communities. Our most material environmental objectives are energy reduction for ourselves and our clients, improving the energy efficiency of our buildings, and reducing the impact of our business travel activities. In terms of our social impact, our most material objectives are (i) the ethics and integrity of our business (ii) the health, safety, and well-being of our employees, and (iii) the impact of our supply chain. Addressing these areas not only reduces potential problems, but also provides business benefits through reduced operating costs, employee well-being and retention, and reduced supply chain risk. We provide additional information in our latest Global Sustainability Report on our website, jll.com.
With sustainability as a key focus, we invest heavily in our research and thought leadership to guide our clients' real estate investment and occupation strategies. We continue to develop influential sustainability research that supports our clients and contributes to the wider industry. Our global publications serve as good examples of our progress, including the Global Sustainability Perspective, the Real Estate Sustainability Transparency Index, and the Green Blog. We also maintain partnerships with nearly 50 sustainability organizations and initiatives to further both our own and our clients' sustainability commitments. These include global efforts such as the World Green Building Council as well as numerous local green building councils. Considering that buildings account for approximately 40% of global energy use, the real estate sector has a key role in helping make the transition to a low-carbon future. We understand we play a significant role in making this vision a reality.

In our Energy and Sustainability Services business, we have developed industry leading technology platforms designed to help our clients reduce their environmental footprint and energy costs: (i) OneView Energy and Sustainability Analytics help us manage an ever-increasing volume of sustainability data on behalf of our clients around the globe; (ii) Portfolio Energy and Environmental Reporting System ("PEERS"), provides a web-based platform for ongoing energy and environmental measurement and reporting including carbon footprint assessment; (iii) Environmental Sustainability Platform is a real-time metering and monitoring program that enables on-line, real-time monitoring of building energy consumption; and (iv) IntelliCommand is a powerful platform that combines smart technology with building operations expertise and execution to provide 24/7 real-time remote monitoring and control of facilities. These platforms demonstrate our global expertise and advance our role in addressing such global challenges and opportunities as climate change and smart buildings. Using our proprietary sustainability platforms, we helped our clients measure and improve their environmental impact for more than 190,000 buildings as of 2017.
Our sustainability consulting services benefit a wide range of clients, including Leasing clients who commission green leases, green interior design, and green assessments of prospective buildings; Capital Markets and Hotels, and Investment Management clients who want green building valuation assessments; and Project & Development Services clients who request green retrofits to existing buildings.
Employee Engagement. In 2016, we undertook research and asked employees from across our global business to articulate what our work culture is and what makes us stand out in the job market. We conducted 36 interviews and seven focus groups with employees and more than 5,000 employees completed a company-wide survey. Our colleagues told us what they enjoy most about working at JLL and what they are most proud of. Throughout those conversations, we heard several common themes. These themes - based on real employee experiences - are the foundation of the Employee Value Proposition that we announced in April 2017.
For the first time, we have a shared framework to inspire talent to join us, engage our employees, and celebrate the values and culture of JLL around the world. An integral part of our brand, it is our promise to our people - employees and candidates alike.
In addition, we introduced a goal-setting framework across the organization that uses three categories of goals (clients, growth and people) that are:

•	Aligning our people’s efforts with firm-wide strategy throughout all levels of the organization;

•	Simplifying and streamlining the goal-setting process for all our people; and

•	Building focus and attention on our priorities by introducing a process of cascading manager goals to team members.

Awards
We won numerous awards and recognitions in 2017 that reflect the quality of the services we provide to our clients, the integrity of our people, and our desirability as a place to work. As examples, we were named:

•	For the second consecutive year, member of the Dow Jones Sustainability Index North America

•	For the tenth consecutive year, one of the World's Most Ethical Companies, the Ethisphere Institute

•	A LinkedIn Top Company for the second consecutive year

•
For the third consecutive year, one of the 100 Best Corporate Citizens in the United States (#27), CR Magazine, and #1 in the Financial Services / Insurance /Real Estate sector (for second consecutive year)

•	For Excellence in Global Sustainability by the India Institute of Directors
•100 Best Companies, Working Mother

•	For the second consecutive year, Top 60 Companies for Executive Women, National Association for Female Executives

•	For the second consecutive year, America’s most JUST company in the real estate industry, Forbes’ “JUST 100” list

•	For the ninth consecutive year, one of the Global Outsourcing 100 - International Association of Outsourcing Professionals

•	World’s Most Admired Companies, Fortune Magazine

•	For the third consecutive year, one of the 50 Out Front for Diversity Leadership: Best Places for Women & Diverse Managers to Work, Diversity MBA Magazine

•
For the fourth consecutive year, as having a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBT workplace equality

•	For the sixth consecutive year, Energy Star Sustained Excellence Award by the U.S. Environmental Protection Agency
INTEGRATED REPORTING
As a part of the Business Network and Framework Panel of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and integrated thinking about how an organization's strategy, governance, and financial and non-financial performance lead to the creation of value over the short, medium, and long term.
Components of Our Integrated Report. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Global Sustainability Report.
Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Transparency Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Business Ethics and our Vendor Code of Conduct. Our Corporate Facts document is intended to provide an overall summary of the information we believe will be of primary interest to our different stakeholders.
We intend this Annual Report to satisfy the requirements of the International <IR> Framework issued by the IIRC in December 2013 (www.theiirc.org). Following the Exhibit Index, we present a tie-out sheet that cross-references the requirements in the Framework and the locations of our responses within this Annual Report. In 2015, we first launched an electronic Integrated Report on our website which provides access to all our information embedded in the documents discussed above through one access portal.

Responsibility for Integrated Reporting. Our Finance and Legal Services functions are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged the members of our Global Operating Board ("GOB"), which consists of the leaders of our corporate staff functions, in addition to others, and is described below in more detail in Item 1. Business and Item 1A. Risk Factors. In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily and continues to evolve, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.
Alignment with the Integrated Reporting Framework. Building on our Beyond strategy and as an important part of our aim to align more closely with the Integrated Reporting Framework, in 2017 we began to identify the medium- to long-term global megatrends with the greatest potential to materially impact our business. To do this, we used the 'six capitals' model advocated by the IIRC: financial, human, intellectual, manufactured, social, and natural capitals.
While we are most heavily dependent on the financial, human, and intellectual capitals to execute our own operations successfully, we identified significant trends with implications for our business across all six capitals. Furthermore, changes in the availability of all six capitals impact our clients’ businesses, and by extension, our service provision.
Through internal consultation, we have identified a number of global trends as significant for our business in the medium to long term. All of these, which we are tracking and/or actively managing, are illustrated below. The "JLL Activities," which address these trends, are summarized in the table below primarily via a combination of references to sections within Items 1 and 1A in this Annual Report on Form 10-K and resources we publish on our website, where we discuss relevant points in more detail.
Driving improvements in Integrated Reporting. We recognize Integrated Reporting is a journey rather than a destination. We are constantly seeking to enhance the way we disclose our corporate information, striving to convey our value-creation story in the fullest way possible. To support these efforts, we have established an Integrated Reporting Working Group made up of representatives of key business functions. The group is tasked not only with furthering efforts to improve our reporting processes and increase our alignment with the <IR> Framework, but also to foster a culture of integrated thinking within the business.

Type of Capital	Global Trends	JLL Activities
Financial	Continued risk of financial crises	• Maintaining our financial strength as a differentiator; Financial Risk Factors
	Potential increase in disruptive market cycles	• Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors
	Shift towards emerging markets	• Building our Leading Local and Regional Service Operations • Strategic focus on potential growth markets and cities
	Regulatory reform in banking & other sectors	• Enterprise Risk Management; Operational Risk Factors; Legal and Compliance Risk Factors
	Global push against tax avoidance	• Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors; Legal and Compliance Risk Factors
Human	Changing demographics affects workplace profiles	• Enterprise Risk Management; Operational Risk Factors
Shift of business model to technology-based which demands:
· digital capabilities of who we hire, who we train, needs to appeal to a younger generation,
· drives different needs in leadership, demands a truly global way of leading, more flexibility, a focus on social values
• Leadership development programs • Acquisitions of technology platforms • Data & technology and social media programs • Yammer platform encouraging employees to share and exchange online
Diversity is equated with "good business"
• Business leaders as diversity champions in all our business segments
• Annual Diversity and Inclusion Report (on our website)
• Global Diversity and Inclusion Website
• Annual Global Sustainability Report (on our website)

Intellectual	Increased risk of cyber-attacks and data theft	• Enterprise Risk Management; Operational Risk Factors
	Intellectual capital becomes increasingly disseminated	• Strategic focus on technology, digital and social media • Enterprise Risk Management; Operational Risk Factors
	Digital technology transforms how people live and work	• Launch of JLL Spark • Strategic focus on technology, digital and social media
Manufactured	Rapid urbanization and ‘megacities' trends	• Build our Leading Local and Regional Service Operations • Strategic focus on potential growth markets and cities • JLL Cities Research Centre (on our website)
	Changing levels of demand for different types of real estate	• Strategic focus on most lucrative potential services • JLL Research
	Expansion of the global investable real estate universe	• Strategic goal to capture the leading share of global real estate capital flows • Strengthen LaSalle Investment Management's leadership position
Social	Unprecedented levels of transparency	• Code of Business Ethics and Corporate Sustainability • Transparency Report (on our website) • Enterprise Risk Management; Strategic Risk Factors • Introduction of global career framework
	Increasing political instability and conflict	• Enterprise Risk Management; Strategic Risk Factors
	Businesses need to demonstrate social contribution	• Annual Global Sustainability Report (on our website)
Natural	Increase in extreme weather events	• Enterprise Risk Management; Strategic Risk Factors • Global Sustainability & Cities Research • Enhanced disaster recovery protocols
	Natural resources in increasingly short supply	• Enterprise Risk Management; Operational Risk Factors • Global Sustainability Report (on our website)

Our Materiality Process. We actively identify our long-term risks and opportunities specifically with a view to furthering our integrated reporting journey. This effort complements the Enterprise Risk Management processes we conduct and has enabled further engagement with internal executives; prioritized our long-term risks and opportunities to generate further business value based on the IIRC’s guidance; and helped us articulate how to manage and take advantage of long-term risks and opportunities in reports like this and in our sustainability reporting.
We used the ‘six capitals’ model from the IR Framework to identify and investigate a number of global trends with the potential to impact our business. This process helped us identify where and how different trends interact with one another. Using this model, we created an initial list of 36 trends and their potential implications for us. We then undertook one-on-one engagements with around 30 executives from different disciplines and geographies across JLL to present the six capitals model; discuss the trends identified; and understand, based on these trends, what the potential risks and opportunities are to JLL and how we are, or should be, responding to them. We then developed comprehensive qualitative and quantitative analyses based on these internal engagements and aligned with our existing risk-management matrix. We scored the long-term trends according to likelihood and magnitude, taking account of potential impact on different areas of the business. The result of this scoring is the six capitals risks and opportunities materiality matrices, shown below, which allowed us to identify the most material long-term risks and opportunities for our company.
Since 2014, our Global Executive Board and Global Operating Board have continued to monitor the evolution of both our opportunities and risks. On a macro basis, they have remained broadly consistent, with some changes in relative significance as, for example, threats of cyber attacks and data theft have continued to rise. For additional discussion of our risks and ways we mitigate our risks, refer to Item 1A. Risk Factors.
SEASONALITY
A large portion of our revenue is seasonal, which investors should keep in mind when comparing our financial condition and results of operations from quarter to quarter. Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses, each of which is inherently unpredictable. We generally recognize such performance fees and realized co-investment equity earnings or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
EMPLOYEES
As of December 31, 2017, we employed nearly 82,000 employees worldwide of whom approximately 39,600 employees, or 48% of total employees, had costs which were fully reimbursed by clients and primarily in our Corporate Solutions line of business. Specifically, reimbursable employees include our property and integrated facility management professionals and our building maintenance employees. Our employees do not report being members of any labor unions, with the exception of nearly 2,000 directly reimbursable property maintenance employees in the United States. As of both December 31, 2017, and 2016, nearly 70% of our employees were based in countries other than the United States.
The following table reflects our headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2017	December 31, 2016
Professional non-reimbursable employees	42.3	38.4
Directly reimbursable employees	39.6	38.9
Total employees	81.9	77.3

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
In addition to our trademarks and trade names, we also have proprietary technologies for the provision of complex services and analysis. Consistent with our belief that we are recognized as an industry leader in technology as discussed above, we currently have a patented process in the United States for a "System and Method for Evaluating Real Estate Financing Structures" that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure. In addition, we have patented an electrical panel in the United States entitled, “Energized Parts Guard,” which consists of a device to prevent contact with exposed energized electrical conductors during electrical maintenance. We also have a number of pending United States patent applications to further enable us to provide high levels of client service and operational excellence. Our products that have pending patent applications include Blackbird (sm), a geospatial intelligence tool, and CRC Website, a cities comparison tool, as examples. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.
CORPORATE GOVERNANCE; CODE OF BUSINESS ETHICS; CORPORATE SUSTAINABILITY AND RELATED MATTERS
We are committed to the values of effective corporate governance, operating our business to the highest ethical standards and conducting ourselves in an environmentally and socially responsible manner. We believe that these values promote the best long-term performance of JLL for the benefit of our shareholders, clients, staff and other constituencies.
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
Our Board of Directors regularly reviews corporate governance developments and modifies our By-Laws, Guidelines and Committee Charters accordingly. As a result, we have adopted the following corporate governance policies and approaches that are considered to be best practices in corporate governance:

•	Annual elections of all members of our Board of Directors;

•	Annual "say on pay" votes by shareholders with respect to executive compensation;

•	Right of shareholders owning 30% of the outstanding shares of our Common Stock to call a special meeting of shareholders for any purpose;

•	Majority voting in Director elections;

•	Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director;

•	Required approval by the Nominating and Governance Committee of any related-party transactions;

•	Executive session among the Non-Executive Directors at each in-person meeting;

•	Annual self-assessment by the Board of Directors and each of its Committees; and

•	Annual assessment by our senior executive management of the operation of our Board of Directors.
During 2017, we were recognized for gender diversity on our Board of Directors by the 2020 Women on Boards.
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of JLL, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board of Directors. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. In February 2018, for the 11th consecutive year, we were named to Ethisphere Institute’s list of the World's Most Ethical Companies. In 2017, we placed #27 on the list of the 100 Best Corporate Citizens by CR Magazine, #1 on its Financial Services / Real Estate / Insurance sector list. We also were recertified under the Ethics Inside program by the Ethisphere Institute.
We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given that our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.
Vendor Code of Conduct. We expect each of our vendors, meaning any firm or individual providing a product or service to us, or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation, and our brand. Accordingly, we expect all vendors to adhere to the JLL Vendor Code of Conduct, which we publish in multiple languages on our website, www.jll.com. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain, including developing means to efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers that we engage both for our own company and on behalf of clients.
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
We also work to foster an environment that values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our performance, the communities in which we operate, and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds, and embrace the varied experiences of all our employees.
Corporate Political Activities. Given the diversity of our clients, shareholders, staff, and other constituencies, our general approach is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, our use of corporate funds or other resources for political activities has been negligible. From time to time, we may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders. We may also belong to industry trade associations that do become involved in attempts to influence legislation in the interests of the industry generally.
Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION
JLL's website address is www.jll.com. We use our website as a channel of distribution for company, financial and other information.
On the Investor Relations page on our website, we make available, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC) our Annual Report on Form 10-K, our Proxy Statement on Schedule14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Any document we file with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC's Website address is www.sec.gov.
Our website includes information about our corporate governance. We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this Annual Report on Form 10-K:

Code of Business Ethics	Vendor Code of Conduct	Corporate Facts	Annual Health and Safety Report

		Transparency Report	Business Continuity	Slavery and Trafficking	Sustainability Report

In addition to the above, the following are also available:
●	Disaster Recovery Report	●	Bylaws and Corporate Governance Guidelines		●	Charters for our Audit, Compensation, and Nominating and Governance Committees
●	Statement of Qualifications for Members of the Board of Directors	●	Compliant procedures for Accounting and Auditing Matters		●	Statements of Beneficial Ownership of our Equity Securities by our Directors and Officers
We intend to post on its website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board of Directors or any of the executive officers named in our proxy statement.
Our Global Sustainability Report is available at www.jll.com/sustainability. Our latest report documents our achievements and challenges within both our services and operations. We take this seriously and are on a journey to embed sustainability deeply into our business. The report demonstrates how our approach aligns with our clients, adds value for shareholders, and benefits our workforce and the wider community. We support our key sustainability focus areas: Clients, People, Workplaces and Communities. Overall, we seek to adhere to best practice sustainability standards, including CDP (formerly the Carbon Disclosure Project), the Global Reporting Initiative Standards, and the International Integrated Reporting Council's Integrated Reporting Framework.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following risks and factors that could materially adversely affect our business, financial condition and results of operations, including revenues, profitability and/or stock price. However, the risks and uncertainties we face are not limited to those described below. Our business is also subject to general risks and uncertainties that may broadly affect companies. Furthermore, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial (but that later become material) may also adversely affect our business.
General Overview. Our business environment is complex, dynamic, and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation, and/or financial condition could be materially and adversely affected.
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
Governance over Enterprise Risk Management. We attempt to approach enterprise risk issues in a coordinated way across the globe. We govern our enterprise risk program primarily through our Global Operating Board (“GOB”), which includes our Global Chief Financial Officer, our business segment Chief Operating and Financial Officers, and the leaders of our principal corporate staff groups: Finance, Legal Services, Accounting, Insurance, Human Resources, Tax, Marketing, Information Technology, Business Continuity, Professional Standards, Communications, and Corporate Sustainability. The GOB coordinates its enterprise risk activities with our Internal Audit function, whose leader attends GOB meetings and facilitates quarterly risk assessments of our business to consider where to focus auditing and advisory efforts. In particular, the Enterprise Risk Assessment Committee, a new GOB subcommittee, maintains an ongoing framework and methodology to (i) assess risks inherent the Company’s business, (ii) categorize the most significant risks through a consistent, probability-adjusted formula, (iii) decide on what actions to take to lessen the likelihood that the risks that significant risks will result in financial or reputational harm to the Company, and (iv) assign priorities and ownership for purposes of executing those actions. Based on the execution of the risk assessment framework, the Enterprise Risk Assessment Committee communicates the identified risks to the Global Executive Board (GEB), the Company’s other business boards, the GOB and its subcommittees and, as appropriate, the Audit Committee and the full Board of Directors.
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
Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include: (i) quarterly reviews by our GOB of operational errors and litigation events so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (ii) monthly reviews by our global team of Ethics Officers of internal ethics matters (starting in 2014, including the cost of investigating and resolving them) and general external ethics issues as well as consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to proactively address them; (iii) the activities by our Director of Professional Standards to coordinate enterprise risk mitigation and prevention among the business, our internal auditors and our other corporate staff functions; (iv) monthly reviews by our Global Safety and Governance Committee of safety events and incidents along with ensuring JLL has appropriate safety programs and protocols across regions and platforms; and (v) monthly reviews by our Cyber Committee to evaluate and adapt current prevention efforts and risk mitigation strategies against ever-changing cyber threats.
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
Categorization of Enterprise Risks. This section reflects our current views, as of the issuance of this report, concerning the most significant risks we believe our business faces, both in the short term and the long term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

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
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS CAN HAVE A NEGATIVE IMPACT ON OUR BUSINESS.
The success of our business is significantly related to general economic conditions, and our business and financial conditions correlate strongly to local and national economic and political conditions or, at least, to the perceptions and confidence of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic or political environment. Corporations that are under individual financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (i) reduce the size of their workforces, (ii) reduce spending on capital expenditures, including with respect to their offices, (iii) permit more of their staff to work from home offices, and/or (iv) seek corresponding reductions in office space and related management services.
We have previously experienced, and expect in the future that we will be negatively impacted by, periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. From 2011 through the first part of 2016, core real estate markets in the major urban centers of most countries were supported by the low interest rates promoted by central banks. While interest rates in certain countries have rebounded to an extent throughout 2017, the interest rate environment across the globe is quite low in a historical context. These dynamics have been favorable to our LaSalle business, particularly as they have helped us raise new capital to invest and sell properties into strong markets, which benefits our clients and generates incentive fees and equity earnings. However, many of our markets were also affected generally by various geo-political and economic uncertainties, among them: the vote in June 2016 by the United Kingdom to leave the European Union; a slowdown in the growth of the China economy, particularly driven by its Tier 2 cities; instability in the Middle East that has exacerbated the randomness in other parts of the world (such as France and Germany) of terrorism and caused pressures from an immigration perspective (such as in the European Union countries); continued significant volatility in oil and commodity prices; the developing effects of climate change and severe weather; the continued uncertainty on the direction of global tax policy; and the continuing uncertainty about the direction of the political environment in many countries.
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

Negative economic conditions and declines in demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our performance as a result of the following factors:

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

•	Decline in Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (i) investment management fees, a significant portion of which are generally based on the performance of investments and net asset values, and (ii) the value of the co-investments we make with our investment management clients or merchant banking investments we have made for our own account. Additionally, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties with respect to which we provide services. This may include fees and commissions (i) for property management and valuations, (ii) generated by our Capital Markets & Hotels service line and other businesses for arranging acquisitions, dispositions, and financings, and (iii) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to employ capital for new investments in current funds or establish new funds.
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
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets, as we experienced throughout 2017, can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds may be negatively impacted. Offsetting these factors, a low interest rate environment, such as we have experienced in recent years, can make yields from real estate more attractive compared to bonds, which has supported REIT stocks.
REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.
We provide a broad range of commercial real estate and investment management services. There is significant competition on international, regional, and local levels with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, co-locating providers, temporary space providers, and firms providing outsourcing of various types (including technology and building products), any of which may be a global, regional, or local firm, and firms that self-provide their real estate services with in-house capabilities.
Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services in order to sell clients products (such as HVAC systems or food services) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical, and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological changes, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies, aggressively recruit our people at above-market compensation, develop a descriptive technology that captures market share, or provide services that gain greater market acceptance than the services we offer. Some of these may come from non-traditional sources, such as information aggregators or digital technology firms. To respond to increased competition and pricing pressure, we may have to lower our prices, loosen contractual terms (such as liability limitations), develop our own innovative approaches to mining data and using information, develop our own disruptive technologies, or increase compensation, which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.
Our industry has continued to consolidate, as evidenced by alliances in recent history that have resulted in the Newmark Knight Frank business and the merger first between DTZ and Cassidy Turley and then between DTZ and Cushman & Wakefield, all of which included firms that had previously had significant financial problems but were able to recapitalize and reposition themselves. During 2015, CBRE Group, Inc., acquired the facility management business of Johnson Controls, Inc., which materially increased CBRE’s revenues. In mid-December 2017, Newmark Group, Inc., a subsidiary of BGC Partners, Inc. (“BGC”) which acquired Newmark Grubb Knight Frank, announced the closing of its initial public offering dropping the name Grubb in preparation for the public offering. There is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost-efficient basis, we expect acquisition opportunities to continue to emerge. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth. We have found it relatively more challenging to identify appropriate acquisition candidates in our investment management business than we have been able to do in our RES business. In any event, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly as we weigh acquisition opportunities against other potential uses of capital for technology and other investments in systems and human resources, as well as returning capital to shareholders.
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
We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which they themselves compete led to additional pricing pressure from clients as they themselves came under financial pressure, participated in governmental bail-out programs or filed for bankruptcy or insolvency protection, as some significant clients did. These effects declined as economic conditions across the globe improved 2017, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States, China, India, Russia, or the Middle East, including as a result of volatility in oil and commodity prices, changes in trade policies, and other political and commercial factors over which we have no control.
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
The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to budget and to adjust to changes in expectations. Additionally, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies, may have a more pronounced impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact the fourth quarter of a calendar year, we could experience a material adverse effect on our financial performance.
Growth in our property management and integrated facility management businesses and other services related to the growth of outsourcing of corporate real estate services has lessened, to an extent, the seasonality in our revenue and profits during the past few years. However, we believe that some level of seasonality will always be inherent in our industry and outside of our control, as was the case in 2017. We are unable to predict whether the dynamic nature of the markets in which we operate, or any change in their economic or political structures, will have a material effect on the historical seasonality of our business in 2018 and beyond.
RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.
Historically, a significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisitions at favorable prices and upon advantageous terms and conditions, which may not be available to us. From 2005 through 2016, we completed more than 100 acquisitions as part of our global growth strategy, with 48 acquisitions completed in 2015 and 2016. In 2017, we intentionally slowed down the pace of acquisitions to focus on the continued integration of companies we previously acquired.

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

•	Failure to identify potential liabilities during the due diligence process;

•	Failure to identify improper accounting practices during the due diligence process;

•	Inability to retain the management, key personnel, and other employees of the acquired business;

•	Inability to retain clients of the acquired business;

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

•
Addition of business lines in which we have not previously engaged (for example, general contractor services for "ground-up" construction development projects) or geographical locations where we have not previously conducted business; and

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
POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.
We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European, and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. During 2016 and continuing during 2017, the results of both the Brexit vote in the United Kingdom and the United States presidential election created uncertainties about the political and economic future direction of each of those countries. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or what the implications of such a change will be on our operations given that legislative, regulatory, tax, and business environments can be altered quickly and dramatically. For example, continuing political activities in Russia, Turkey, Brazil, and separately in various Middle Eastern countries, have significantly disrupted business activity in those countries. Also, in recent years there have been significant political changes in a number of countries, including, India, Brazil and the United States as examples, resulting in changes to financial, tax, healthcare, governance, immigration, and other laws that may directly affect our business and continue to evolve.

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
In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global downturn significantly added to the deficit spending of certain governments in countries where we do business, and also called into question the creditworthiness of some countries. This issue has still not entirely gone away, Russia, Greece and Venezuela being examples, and more recently has been exacerbated by continuing political issues and other factors such as the significant volatility in oil and commodities prices. While the U.S. Federal Reserve loosened its monetary policies through low interest rates and quantitative easing programs for a number of years, some European governments instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which resulted in social unrest. The social unrest resulting from the implementation of the austerity programs has diminished, and some European countries seem to have emerged successfully as they have also more recently loosened their own monetary policies. There has been some speculation that one or more European countries may stop using the Euro as their currency or that additional countries may exit the European Union in the wake of the Brexit vote. The United States and the European Union have instituted various sanctions against Russia as a result of that country's actions with respect to Ukraine and Crimea, and have more recently loosened sanctions on Iran in the wake of an agreement regarding that country’s nuclear program. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop further.
In addition, terrorist activities have escalated in recent years, have become increasingly unpredictable, and at times have affected cities in which we operate. The 2015 terrorist attack in Paris, France, where we have a presence, is an example; further there have been subsequent serious situations in other cities where we have operations, including Barcelona, Berlin, Brussels, Nice, Istanbul, Orlando, Las Vegas, and Stockholm. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business. The randomness of these attacks are impacting local economies, especially tourism, and, to a lesser extent, international businesses with U.S. firms in particular canceling events in some European cities.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from influenza, or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services. Outbreaks of the Zika virus in Central and South America, and subsequently in the U.S., raised significant concerns globally.
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
Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, tablets, and smartphones, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for a third party with access to our systems, or a third party who gains unauthorized access by "hacking," "phishing," or other type of cyber-attack, to steal information and use it to the disadvantage of our company, our clients, or our people. We believe that the risk from cyber-attacks has increased significantly as major firms and other entities during the past few years reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. We have experienced various types of cyber-attack incidents, which to-date have been contained and have not been material to the organization as a whole. As a result, we have continued to implement new governance, technical protections, and other procedures.
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
CO-INVESTMENT, INVESTMENT, MERCHANT BANKING AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2017, we have potential unfunded commitment obligations of $216.5 million to fund future co-investments. In order to remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use Company capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients. A strategy that we have not pursued vigorously, but that still has potential, is to further engage in certain real estate investment banking activities in which we, either solely or with one or more joint venture partners, would employ capital to assist our clients in maximizing the value of their real estate. For example, we might acquire a property from a client that wishes to dispose of it within a certain time frame, after which we would market it for sale as the principal and therefore assume any related market risk.
We also operate business lines that have as part of their strategy the acquisition, development, management and sale of real estate. Investing in any of these types of situations exposes us to a number of risks.
Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital that we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets throughout the world declined generally as the result of the significant tightening of the credit markets and the effects of recessionary economies and significant unemployment. We recognized impairment charges of $1.2 million, $1.7 million and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily representing our co-investment share of the impairment charges against individual assets held by our real estate ventures. In contrast, as real estate investments benefited from favorable interest rate environments globally and continuing recovery in many of our markets, for the years ended December 31, 2017, 2016 and 2015 we recognized equity earnings from our co-investments of $44.4 million, $33.8 million and $77.4 million, respectively.

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

•
We make co-investments in real estate in many countries, and this presents risks as described above. This may include changes to tax treaties, tax policy, foreign investment policy, or other local political or legislative changes that may adversely affect the performance of our co-investments. Countries’ efforts to lessen legal tax avoidance through changes in their domestic tax laws and treaties and to reform their tax laws to broaden the bases of income which are subject to taxation have increased in recent years and may continue at a rapid pace, which could produce adverse effects.

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
INFRASTRUCTURE DISRUPTIONS.
Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, information technology, transportation, or other services used by JLL or third parties with which we conduct business. It may also include disruptions as a result of political instability, general labor strikes or turmoil, cyber-attacks, or terrorist attacks, and also as a result of natural disasters such as hurricanes, earthquakes, and floods, whether as a result of climate change or otherwise. In 2017, the impact of such natural disasters was significant. In September alone there was a litany of natural disasters, including four hurricanes and two earthquakes affecting portions of the U.S. and Mexico. The infrastructure disruptions we experience as a result of such disasters also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients.
These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires or targeted terrorist attacks), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, Washington, D.C., London, Singapore, Frankfurt, and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.
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

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our staff is increasingly mobile and less reliant on physical presence in a JLL or LaSalle office, our disaster recovery plans increasingly rely on the availability of the Internet (including cloud-based technology) and mobile phone technology, so the disruption of those systems, such as because of a cyber attack, would likely affect our ability to recover promptly from a crisis situation.
Additionally, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in states with coastal exposure, such as New York and Florida.
COMPETITION FOR TALENT.
Our business depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our business and operating results could suffer. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks and transparency of employment information, such as through Glassdoor. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. There may also be an increase in recruitment and compensation costs. We and our competitors use equity incentives and bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. We are also challenged to find sufficiently trained staff in emerging markets and, as a result, we may need to provide our own training programs, which increases both our Company costs as well as the risk of performance for clients. In particular in successful emerging markets, such as India, attrition by highly informed and mobile staff, is a challenge for all companies.
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
The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us. As such, any negative media, allegations or litigation against us, irrespective of the final outcome, could potentially harm our professional reputation and damage our business. We are also subject to misappropriation of one of the names or trademarks we own by third parties that do not have the right to use them so that they can trade off of the goodwill we have built up in our intellectual property, and our efforts to police usage of our intellectual property may not be successful in all situations.
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
We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber-attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. During the last few years, some major corporations and other entities have reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. To the extent that our technology systems interact with those of our clients (including by way of the “internet of things”), they may face similar potential problems and losses as the result of cyber-attacks through our systems that then impact their systems. Certain high-profile cyber-attacks at other firms have come through the systems of suppliers.

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
Privacy regulations vary by jurisdiction (or across a region such as the European Union) and may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology. When we transfer data between countries and continents for the purpose of managing and reporting on our global business, both internally within JLL or LaSalle systems and externally through third-party providers, we are exposed to the risk that our systems and operations may not meet all of the data privacy and protection laws of the countries from which the data originates. Furthermore, third-party providers who previously relied on the EU-U.S. Safe Harbor framework have now had to find alternative methods to meet EU standards for data transfers in the wake of the European Commission’s invalidation of Safe Harbor in late 2015. Although we try to stay abreast of data privacy laws worldwide and keep track of our data flows in order to assess where and what compliance requirements apply, the rapid development and changes in systems and technology, along with corresponding changes in laws and regulations, make this a difficult challenge. As one example, effective, May 25, 2018, the European General Data Protection Regulation (GDPR) will be officially passed and the GDPR will replace the UK’s Data Protection Act 1998 (DPA). The GDPR has a greater territorial reach than existing laws and so will apply to many of our contracts and agreement around the world. We will be forced to update all our agreements, which may take significant time and cost.

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSES INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS; INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.
While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and our Company) that can result from developing repeat business from the same client and from performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (i) experiences its own financial problems, which can lead to larger individual credit risks; (ii) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (iii) decides to reduce its operations or its real estate facilities; (iv) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (v) decides to change its providers of real estate services; or (vi) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's securities business and for Jones Lang LaSalle Income Property Trust, Inc., which are both dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.
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
The global economic downturn provided an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that are clients of ours. Some of our largest clients include firms in the financial services industry, such as commercial banks, investment banks, and insurance companies, and firms in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover. More recently, economic sanctions by the United States and the European Union against Russia have impacted the Russian economy and the ability and willingness of global and foreign businesses to continue to conduct business in Russia. Political upheaval in Turkey delayed some clients from paying us amounts they otherwise acknowledge we were owed.
Where we provide services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier. This dynamic has continued more recently with the privacy and cyber-security requirements within the financial services industry. We expect that Brexit may also result in changes in the dynamics of the financial industry in Europe, which will have consequences on the uses of real estate that we cannot yet foresee.
CONTRACTUAL LIABILITIES AS PRINCIPAL AND FOR WARRANTED PRICING.
We may, on behalf of our clients, hire and supervise third-party contractors to provide construction, engineering, maintenance, and various other services for properties we are managing or developing on behalf of clients. Depending upon (i) the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or (ii) the responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subjected to, or become liable for, claims for construction defects, negligent performance of work, or other similar actions by third parties who we engage.

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
In the event we perform services for clients without executing sufficient contractual documentation, we may be unable to realize our full compensation potential or recognize revenue for accounting and reporting purposes, and we may not be able to effectively limit our liability in the event of client disputes. If we perform services for clients that are beyond, or different from, what were originally contemplated in the governing contracts (known as "scope creep"), we may not be fully reimbursed for the services provided, or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

If we make a large insurance claim on our professional indemnity policy due to a situation involving our negligence, we would expect subsequent premiums to increase materially, the size of deductibles we are required to retain could increase substantially, and the availability of future coverage could be negatively impacted.
Some current and prospective clients, particularly those in heavy industries and commodities, have more recently begun to seek data about the safety records of contractors we hire to do work on construction-related projects (such as electricians) and to impute their results to ours in evaluating our overall approach to safety. Historically, although we have always encouraged high levels of workplace safety by the contractors we have hired, we have not mandated particular protocols or gathered global data on safety incidents on projects being performed by contractors. In light of the more recent client requests, we have evaluated our approach to safety requirements at contractors and have made significant progress during 2017 to gather and report data and otherwise put new policies in place. To the extent that our approach to contractor safety does not satisfy certain clients, we risk losing their business.
ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to successfully operate under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures over financial reporting in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2017. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance that we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm with respect to our internal control over financial reporting.
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
CLIENT AND VENDOR DUE DILIGENCE.
There are circumstances where the conduct or identity of our clients could cause us reputational damage or financial harm or could lead to our non-compliance with certain laws. An example would be the attempt by a client to "launder" funds through its relationship with us, namely to disguise the illegal source of funds that are put into otherwise legitimate real estate investments. Additional examples are (i) our inadvertently doing business with a client that has been listed on one of the "prohibited persons" lists now issued by many governments around the world and (ii) our inadvertently doing business with a private client or governmental entity within a country that is prohibited under applicable regulations such as those published in the United States by the Office of Foreign Asset Control ("OFAC"). We may also from time to time legally invest the sovereign wealth funds of a government entity client which is subsequently deemed to be inappropriate either from a reputational or legal standpoint.
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
DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS.
The coordination and management of international operations pose additional costs and difficulties. We must manage operations that are in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people capable of dealing with these challenges effectively, who will represent the Company with the highest levels of integrity, and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade.

Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability. This can be especially difficult where competitors may be aggressively attempting to hire our best people at rates of compensation that are well above the current market level. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not creating incentives to engage in overly risky business pursuits or behaviors. Since compensation is our biggest expense, how we manage it can significantly affect our financial results.
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
Similarly, changes in immigration regulations are becoming increasingly hard to predict, most recently in the United States following the 2016 presidential election where the new administration has committed to revisit certain immigration policies, and also as the result of the Brexit vote in the United Kingdom. This may impact JLL’s ability to not only run day-to-day operations with key resources traveling to and from the United States and the United Kingdom, but also in the longer term, its ability to attract and retain some of its key talent working in or in connection with either of those countries.
EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.
Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with nearly 82,000 employees, it is not possible to successfully deter all employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in incoming or outgoing bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.

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
Anecdotally, the risk that the Company will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of broad economic stress. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, increasingly including cyber-attacks by way of "hacking" or "phishing" methods. We have increasingly experienced both types of attempts in recent years and have realized losses from some of them, although none has caused us material financial loss.
SCRUTINY OF EXECUTIVE COMPENSATION PROGRAMS; AND INFLUENCE OF SHAREHOLDER ADVOCACY GROUPS.
In recent years, there has been increasing scrutiny of the executive compensation practices of all public companies in the United States. Shareholders have been given increasing rights to vote on the acceptability of pay practices and the issuance of equity compensation. Independent shareholder advocacy groups have also had increasing influence on the decisions of institutional investors on how to vote on executive compensation matters. In connection with the 2017 Annual Meeting of the Company, we received public criticism of our executive pay levels and compensation policies from one of our larger shareholders. Since we have always greatly valued the input and feedback of our shareholders, especially as it relates to corporate governance, we are in the process of revisiting our executive compensation program based in part on feedback we have received from our shareholders. In the event that these emerging circumstances result in changes to our pay practices or our ability to issue equity compensation to executives or otherwise to deduct executive compensation, we may have difficulty retaining our executives or we could experience additional tax costs with respect to our compensation programs.
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
BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority ("FCA") regulates the conduct of investment businesses (often by implementing regulation imposed on it by the European Union), and the Royal Institute of Chartered Surveyors ("RICS") regulates the profession of Chartered Surveyors, which is the professional qualification required for certain services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and investment sales are regulated in the United States by the SEC and in other countries by similar securities regulatory authorities.

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
With respect to our status as an approved lender for Fannie Mae, Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities (collectively the “Agencies”), we are required to comply with various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity, and collateral requirements. In addition, we are required to originate and service loans in accordance with the applicable program requirements and guidelines established from time to time by the Agencies. Failure to comply with any of these program requirements may result in the termination or withdrawal of our approval to sell loans to the Agencies and service their loans.
In order to fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2017, we had $850.0 million of committed loan funding available through three commercial banks. Consistent with industry practice, our existing warehouse facilities are short term, requiring annual renewal. Although we believe that our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.
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

Laws and regulations applicable to our business, both in the United States and in foreign countries, may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained, or renewed. It also may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.
As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering, and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold, or leased properties we brokered or managed, or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming that we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.
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
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. In December 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes a decrease in the U.S. federal corporate tax rate, new limitations on business-related deductions and two new taxes which may cause foreign earnings to be taxable in the U.S. The Tax Act changes will generally be effective for taxable years beginning after December 31, 2017. These changes could result in significant charges and payments in future taxable years and increase our future U.S. tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate.
The implementation of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices and allocate additional compliance resources. These responses may increase our costs, which could negatively affect our business, results of operations, and financial condition.
Additionally, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development, and legislation inspired by that initiative. It is also possible that some governments will make significant changes to their tax policies as part of their responses to budgetary positions.
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

We face such risks both in our own business and also in the investment funds that LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees, and the value of co-investments that we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business in particular.
Finally, due to the late date of enactment of the U.S. tax legislation in December, 2017, we recorded a provisional expense amount of $141.3 million for the transition tax of newly enacted Internal Revenue Code Section 965. The items which will require further completion in the calculation of this expense provision are summarized in Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Part II, Item 8. Due to those complexities, we may find it necessary to provide additional tax amounts which could materially affect our effective tax rate in 2018.
NONCOMPLIANCE WITH POLICIES; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF BUSINESS ETHICS.
The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our global corporate policies, our Code of Business Ethics and our Vendor Code of Conduct, and to monitor and enforce compliance with their provisions on a worldwide basis, which includes local compliance with United States, United Kingdom, and other laws and regulations that apply globally in certain circumstances. These include the U.S. Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002 in the United States, the Bribery Act in the United Kingdom, the General Data Protection Regulation in the European Union, and the Anti-Corruption Law in Brazil.
Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect. Breaches of our Vendor Code of Conduct by vendors whom we retain as a principal for client engagements can also lead to significant losses to clients from financial liabilities that might result. Breaches of our corporate policies could lead to risk of improper conduct and an increase in chances of certain legal and compliance violations that could lead to monetary losses.
ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.
The Company's operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties, or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising energy costs which make it more expensive to power our corporate offices.
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
We also anticipate that the potential effects of climate change will increasingly impact our own operations and those of client properties we manage, especially when they are located in coastal cities. For example, in 2017, the impact of natural disasters was significant with a series of devastating hurricanes impacting the U.S., on the Southeast and Atlantic coasts, Mexico and the Caribbean.
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

Under the Maryland General Corporation Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Shareholder") or an affiliate of the Interested Shareholder are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (ii) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation's shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.
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
WE MAY HAVE INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.
As of December 31, 2017, we had the ability to borrow, from a syndicate of lenders, up to $2.75 billion on an unsecured revolving credit facility that matures in 2021. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 0.95% to 2.05%. As of December 31, 2017, we had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million. Our average outstanding borrowings under the Facility were $888.5 million during the year ended December 31, 2017 at an effective interest rate of 2.0%. In addition to the Facility, we also have $275.0 million of unsecured long-term senior notes (the "Notes") that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).
On June 29, 2017, we issued and sold an aggregate principal amount of €350.0 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”). The fixed-rate Euro Notes have 10-year and 12-year maturities. The proceeds, net of debt issuance costs, were $393.2 million, using June 29, 2017 exchange rates, and were used to reduce outstanding borrowings on our Facility. The Euro Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility.
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

DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.
We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Services based on their evaluation of our creditworthiness. All of our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest on our Notes. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
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
Some clients of LaSalle that had open commitments to provide additional investments came under stress due to the financial downturn and became less able financially to honor their commitments and sought to renegotiate the terms of their commitments or the fees that they pay. These activities did not result in materially adverse consequences to LaSalle or any of its funds. Clients adversely affected due to a future downturn may react similarly.

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
CURRENCY RESTRICTIONS AND EXCHANGE RATE FLUCTUATIONS.
We produce positive flows of cash in various countries and currencies that can be most effectively used to fund operations in other countries or to repay our indebtedness, which is currently primarily denominated in U.S. dollars and euros. We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds produced in certain jurisdictions.
Additionally, although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States totaled 59% and 57% of our total revenue for 2017 and 2016, respectively. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
In addition, during 2017 we issued and sold an aggregate principal amount of €350.0 million of Euro Notes as a private placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act. The fixed-rate Euro Notes have 10-year and 12-year maturities. The proceeds, net of debt issuance costs, were $393.2 million, using June 29, 2017 exchange rates, and were used to reduce outstanding borrowings on our Facility. The Euro Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness, including our guarantee under the Facility.
We generally attempt to conduct business with only the highest quality and most well-known counterparties, but there can be no assurance (i) that our efforts to evaluate their creditworthiness will be effective in all cases (particularly as the quality of credit ratings provided by the nationally recognized rating agencies has been called into question), (ii) that we will always be able to obtain the full benefit of the financial commitments made to us by lenders, insurance companies, hedging counterparties or other organizations with which we do business, or (iii) that we will always be able to refinance existing indebtedness (or commitments to provide indebtedness) which has matured by its terms, including funds sponsored by our investment management subsidiary.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London, and Singapore, respectively. We have 297 corporate offices worldwide located in most major cities and metropolitan areas as follows: 145 offices in 9 countries in the Americas (including 124 in the United States), 71 offices in 30 countries in EMEA, and 81 offices in 16 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property and facility management offices are generally located within properties we manage and are provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange under the symbol "JLL." As of February 16, 2018, there were approximately 360 shareholders of record of our common stock and more than 51,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
The following table sets forth the high and low daily closing prices of our common stock as reported on the New York Stock Exchange and dividends declared by quarter.

	Stock Price Range
	High	Low	Dividends Declared Per Share
2017
Fourth Quarter	$153.03	$125.88	$0.37
Third Quarter	132.87	116.70	—
Second Quarter	125.21	102.62	0.35
First Quarter	117.53	99.21	—

2016
Fourth Quarter	111.86	88.65	0.33
Third Quarter	120.53	91.57	—
Second Quarter	124.34	97.45	0.31
First Quarter	160.19	98.58	—
Dividends
On December 15, 2017, we paid a semi-annual dividend of $0.37 per share of our common stock to holders of record at the close of business on November 16, 2017. We also paid a cash dividend of $0.35 per share of its common stock on June 15, 2017, to holders of record at the close of business on May 15, 2017. At JLL's discretion, dividend-equivalents in the same amounts were also paid simultaneously on outstanding but unvested eligible restricted stock units granted under the Company's 2017 Stock Award and Incentive Plan.
The Company paid its first cash dividend in October 14, 2005, and has paid semi-annual dividends each year since 2006. There can be no assurance future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by JLL's Board of Directors.
Share Repurchases
We have made no share repurchases under our share repurchase program in 2017 or 2016.
Transfer Agent
Computershare
P.O. Box 358015
Pittsburgh, PA 15252-8015
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group that includes: 1) CBRE Group Inc. (CBG), a global commercial real estate services company publicly traded in the U.S., 2) Colliers International Group Inc. (CIGI), a global commercial real estate services company, and 3) Savills Plc. (SVS.L), a real estate services company traded on the London Stock Exchange. The graph below assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2012.

	December 31,
	2012	2013	2014	2015	2016	2017
JLL	$100	$123	$180	$192	$123	$181
S&P 500	100	130	144	143	157	187
Peer Group	100	135	172	188	166	234

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
(in millions, except share and per share data)	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenue	$7,932.4	6,803.8	5,965.7	5,429.6	4,461.6

Operating income	536.9	440.6	529.8	465.6	368.9
Interest expense, net of interest income	56.2	45.3	28.1	28.3	34.7
Equity earnings from real estate ventures	44.4	33.8	77.4	48.3	31.3
Other income	—	13.3	—	—	—
Income before provision for income taxes and noncontrolling interest	525.1	442.4	579.1	485.6	365.5
Provision for income taxes	267.8	108.0	132.8	97.6	92.1
Net income	257.3	334.4	446.3	388.0	273.4
Net income attributable to noncontrolling interest	3.1	16.2	7.6	2.0	3.5
Net income attributable to the Company	254.2	318.2	438.7	386.0	269.9
Dividends on unvested common stock, net of tax	0.4	0.4	0.3	0.3	0.4
Net income attributable to common shareholders	$253.8	317.8	438.4	385.7	269.5

Basic earnings per common share before dividends on unvested common stock	$5.61	7.05	9.76	8.64	6.10
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$5.60	7.04	9.75	8.63	6.09
Basic weighted average shares outstanding (in 000's)	45,316	45,154	44,940	44,684	44,259

Diluted earnings per common share dividends on unvested common stock	$5.56	6.99	9.66	8.53	5.99
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$5.55	6.98	9.65	8.52	5.98
Diluted weighted average shares outstanding (in 000's)	45,758	45,528	45,415	45,261	45,072

Cash dividends declared per common share	$0.72	0.64	0.56	0.48	0.44

	As of and for the Year Ended December 31,
(in millions, except ratios and Assets under management)	2017	2016	2015	2014	2013
Other Data:
EBITDA (1)	$745.0	612.9	707.4	606.0	476.1
Ratio of earnings to fixed charges (2)	5.34X	5.30X	8.21X	6.93X	5.33X

Cash flows provided by (used in):
Operating activities	$789.2	214.5	375.8	498.9	295.2
Investing activities	(166.7)	(802.0)	(584.6)	(188.0)	(164.2)
Financing activities	(623.5)	636.4	191.6	(203.0)	(128.4)

Assets under management (in billions) (3)	$58.1	60.1	56.4	53.6	47.6
Total square feet under management	4,555	4,402	3,994	3,440	2,954

Balance Sheet Data:
Cash and cash equivalents	$268.0	258.5	216.6	250.4	152.7
Total assets	8,014.5	7,629.4	6,187.1	5,075.3	4,597.4
Total debt (4)	752.7	1,267.6	561.1	294.6	454.5
Deferred business acquisition obligations (5)	81.9	102.4	97.6	118.1	135.2
Total liabilities	4,729.4	4,807.9	3,457.7	2,652.8	2,406.5
Total Company shareholders' equity	3,243.2	2,789.7	2,688.8	2,386.8	2,179.7
(1) We define EBITDA attributable to common shareholders ("EBITDA") as Net income attributable to common shareholders before (i) Interest expense, net of interest income, (ii) Provision for income taxes, and (iii) Depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management in normal business operations to develop budgets and forecasts as well as measure and reward performance against those budgets and forecasts, exclusive of the impact from capital expenditures, reflected through depreciation expense, along with other components of our capital structure. EBITDA is believed to be useful to investors and other external stakeholders as a supplemental measure of performance and is used in the calculation of certain covenants related to our revolving credit facility. However, this measure should not be considered an alternative to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Any measure that eliminates components of a company's capital and investment structure as well as costs associated with operations has limitations as a performance measure. In light of these limitations, management also considers results determined in accordance with U.S. GAAP and does not solely rely on EBITDA. Because EBITDA is not calculated under U.S. GAAP, it may not be comparable to similarly titled measures used by other companies.
Below is a reconciliation of our Net income attributable to common shareholders to EBITDA as presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
($ in millions)	2017	2016	2015	2014	2013
Net income attributable to common shareholders	$253.8	317.8	438.4	385.7	269.5
Interest expense, net of interest income	56.2	45.3	28.1	28.3	34.7
Provision for income taxes	267.8	108.0	132.8	97.6	92.1
Depreciation and amortization	167.2	141.8	108.1	94.4	79.8
EBITDA	$745.0	612.9	707.4	606.0	476.1

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA.

	Year Ended December 31,
($ in millions)	2017	2016	2015	2014	2013
Net cash provided by operating activities	$789.2	214.5	375.8	498.9	295.2
Interest expense, net of interest income	56.2	45.3	28.1	28.3	34.7
Provision for income taxes	267.8	108.0	132.8	97.6	92.1
Change in working capital and non-cash expenses	(368.2)	245.1	170.7	(18.8)	54.1
EBITDA	$745.0	612.9	707.4	606.0	476.1
(2) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of (i) interest expense, net of interest income, (ii) amortization of debt discount and financing costs, (iii) capitalized interest, and (iv) one-third of rental expense, which we believe is representative of the interest component of rental expense.
(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported on a one quarter lag.
(4) Total debt includes long-term borrowings under the Facility and Long-term senior notes (net of debt issuance costs for 2015, 2016, and 2017) and Short-term borrowings, primarily local overdraft facilities.
(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2017, with the only condition on these payments being the passage of time. We include these obligations as debt in the calculation of our leverage ratio under the Facility.

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
EXECUTIVE SUMMARY
JLL provides comprehensive integrated real estate and investment management expertise on a local, regional, and global level to owner, occupier, and investor clients and developers. We are an industry leader in property and corporate facility management services, with a portfolio of approximately 4.6 billion square feet worldwide. We deliver our array of RES product offerings across our three geographic business segments: (i) the Americas, (ii) EMEA, and (iii) Asia Pacific. LaSalle, our fourth business segment, is one of the world's largest and most diversified real estate investment management firms, with $58.1 billion of global assets under management as of December 31, 2017.
In 2017, we generated revenue of $7.9 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in a variety of other currencies, primarily: British pounds, euros, and Australian dollars.
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
Mortgage Origination and Servicing
We work for a broad range of clients that represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental ("public sector") entities looking to outsource real estate services. Through LaSalle, we invest for clients on a global basis in both publicly traded real estate securities and private assets.
See Part I, Item 1. Business for additional information on the services we provide, as well as "Industry Trends", our "Strategic Framework," and our "Distinguishing Attributes and Competitive Differentiators." See also Part I, Item 1A. Risk Factors for the various risk factors that impact our business.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity, and trends. The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (i) the stated amount of assets and liabilities, (ii) disclosure of contingent assets and liabilities as of the date of the financial statements, and (iii) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates discussed below, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8.
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
For intangible assets, we generally use the income approach to determine fair value, which requires management to make significant estimates and assumptions. These estimates and assumptions primarily include discount rates, terminal growth rates, forecasts of revenue, operating income, and capital expenditures. The discount rates reflect the risk factors, from the perspective of a market participant, associated with forecasts of cash flows.
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

Goodwill and Other Intangible Assets
Consistent with the services nature of the businesses we have acquired, the largest asset on the Consolidated Balance Sheets is goodwill. We do not amortize this goodwill; instead, we evaluate goodwill for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
We also record intangible assets as a result of acquisitions. These intangible assets are primarily composed of management contracts and customer backlog and amortize on a straight-line basis over their estimated useful lives. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments in Real Estate Ventures
We invest in certain real estate ventures that own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting. We estimate fair value using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. For Investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period including the enactment date.
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
Our effective tax rates for years ended December 31, 2017, 2016, and 2015 were 24.1% (excluding the provisional estimated expense in response to the enactment of tax legislation in the U.S. in December 2017), 24.4%, and 22.9%, respectively. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19.25%), and the Netherlands (25%). Other tax rate jurisdictions with effective rates of 25% or lower making meaningful contributions to our global effective tax rate include: Cyprus (12.5%), Poland (19%), Switzerland (21.17%), and The People's Republic of China (25%).

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2017, we do not have any amount of unremitted foreign earnings of international subsidiaries upon which to provide a deferred tax liability, as we recognized the transition tax enacted by the U.S. in December 2017. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
We have established valuation allowances against deferred tax assets where expected future taxable income does not support their realization on a more-likely-than-not basis. We formally assess the likelihood of being able to utilize current tax losses in the future on a country-by-country basis, commensurate with the determination of each quarter’s income tax provision. We establish or increase valuation allowances upon specific indications the carrying value of a tax asset may not be recoverable. Alternatively, we reduce valuation allowances upon (i) specific indications the carrying value of the related tax asset is more-likely-than-not recoverable or (ii) the implementation of tax planning strategies which allow an asset we previously determined to be not realizable to be viewed as realizable.
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
($ in millions)	2017	2016
Gross deferred tax assets	$417.5	402.3
Valuation allowance	59.7	51.7
The increase in gross deferred tax assets in 2017 was primarily the result of increases in loss carryovers and accrued expenses.
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
As of December 31, 2017, the amount of unrecognized tax benefits was $49.4 million. We believe it is reasonably possible that matters for which we have recorded $2.0 million of unrecognized tax benefits as of December 31, 2017, will be resolved during 2018. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
NEW ACCOUNTING STANDARDS
Effective January 1, 2018, we will adopt ASC Topic 606, Revenue from Contracts with Customers, a new U.S. GAAP revenue recognition standard. We will apply the full retrospective approach upon adoption. ASC Topic 606 will result in numerous impacts to our consolidated financial statements, most significantly a material increase to Revenue and an equal increase to Operating expenses to reflect the costs we incur and the associated reimbursement revenue we recognize in fulfilling services contracts on behalf of clients. The contracts most substantially impacted are primarily within our Property & Facility Management and Project & Development Services service lines for which the Revenue and Operating expenses have historically been presented on a net basis.
For additional discussion about ASC Topic 606 and other new accounting standards, refer to the New Accounting Standards section of Note 2 of the Notes to Consolidated Financial Statements, included in Item 8.

ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (i) macroeconomic trends, (ii) the geopolitical environment, (iii) the global and regional real estate markets, and (iv) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations.
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
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (i) gains (losses) on investments reported at fair value, (ii) gains (losses) on asset dispositions, and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
The comparability of these items can be seen in Note 3, Business Segments, of the Notes to Consolidated Financial Statements, included in Item 8, and is discussed further in Segment Operating Results included herein.
Foreign Currency
We conduct business using a variety of currencies but we report our results in U.S. dollars. As a result, the volatility of currencies against the U.S. dollar may positively or negatively impact our results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations, because such results may indicate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. Consequently, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.
Transactional-Based Revenue
Transactional-based fees, that are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities, leasing activity, and other services within our RES businesses, and LaSalle, increase the variability of the revenue we earn. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from segment to segment.

MARKET RISKS
Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:
•Interest rates on the unsecured credit facility (the "Facility"); and
•Foreign exchange risks.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of December 31, 2017. The facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility during 2017 were $888.5 million, with an effective interest rate of 2.0%. We had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million as of December 31, 2017. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes"), excluding debt issuance costs, due in November 2022, bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million of senior unsecured notes ("Euro Notes") with €175.0 million due in June 2027 and €175.0 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and Euro Notes at a fixed interest rates has helped to limit our exposure to future movements in interest rates. Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during 2017, our results would reflect an increase of $4.4 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 59% and 57% of our total revenue for 2017 and 2016, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound and the euro.
We mitigate our foreign currency exchange risk principally by (i) establishing local operations in the markets we serve and (ii) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as ongoing partial operational hedges against our translation exposures to British pounds and Singapore dollars.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2017, we had forward exchange contracts in effect with a gross notional value of $2.43 billion ($1.82 billion on a net basis) and a net fair value gain of $11.3 million. This net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2017	% of Total	2016	% of Total
United States dollar	$3,251.8	41.0%	$2,948.5	43.3%
British pound	1,302.7	16.4	1,007.3	14.8
Euro	1,084.5	13.7	880.7	12.9
Australian dollar	412.4	5.2	345.9	5.1
Hong Kong dollar	268.8	3.4	246.9	3.6
Chinese yuan	261.2	3.3	196.2	2.9
Indian rupee	259.4	3.3	216.2	3.2
Japanese yen	200.3	2.5	199.1	2.9
Singapore dollar	147.0	1.9	104.0	1.5
Other currencies	744.3	9.3	659.0	9.8
Total revenue	$7,932.4	100.0%	$6,803.8	100.0%
Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2017, we estimate our reported operating income would have decreased by $7.7 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2017, we estimate our reported operating income would have increased by $14.5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three year period ended December 31, 2017.
RESULTS OF OPERATIONS
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Reclassifications
We have reclassified certain prior year amounts to conform to the current presentation. Specifically during 2017, we revised our methodology for allocating overhead expenses and certain costs associated with our facility management platform in EMEA to our reporting segments. Reclassifications have not been material and have not affected reported net income or consolidated results.

Year Ended December 31, 2017 compared with Year Ended December 31, 2016

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2017	2016	U.S. dollars
Revenue
Leasing	$2,023.3	1,759.2	264.1	15%	15%
Capital Markets & Hotels	1,138.7	972.1	166.6	17	16
Capital Markets & Hotels Fee Revenue	1,123.1	948.6	174.5	18	18
Property & Facility Management	2,381.9	1,902.5	479.4	25	27
Property & Facility Management Fee Revenue	1,762.5	1,434.0	328.5	23	25
Project & Development Services	1,348.7	1,195.2	153.5	13	12
Project & Development Services Fee Revenue	747.4	640.2	107.2	17	16
Advisory, Consulting and Other	684.5	567.0	117.5	21	20
Real Estate Services ("RES") revenue	$7,577.1	6,396.0	1,181.1	18%	18%
LaSalle	355.3	407.8	(52.5)	(13)	(12)
Total revenue	$7,932.4	6,803.8	1,128.6	17%	17%
Gross contract costs	(1,220.6)	(1,023.5)	(197.1)	19	19
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)	7.8	(33)	(33)
Total fee revenue	$6,696.1	5,756.8	939.3	16%	16%
RES fee revenue	$6,340.8	5,349.0	991.8	19%	19%
Compensation, operating and administrative expenses excluding gross contract costs	5,977.0	5,129.4	847.6	17	17
Gross contract costs	1,220.6	1,023.5	197.1	19	19
Depreciation and amortization	167.2	141.8	25.4	18	19
Restructuring and acquisition charges	30.7	68.5	(37.8)	(55)	(53)
Total operating expenses	$7,395.5	6,363.2	1,032.3	16%	17%
Operating income	$536.9	440.6	96.3	22%	17%
Equity earnings	$44.4	33.8	10.6	31%	31%
Adjusted EBITDA	$760.0	657.9	102.1	16%	13%

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
However, non-GAAP financial measures should not be considered alternatives to measures determined in accordance with U.S. GAAP. Any measure that eliminates components of a company’s capital structure, cost of operations or investment, or other results has limitations as a performance measure. In light of these limitations, management also considers U.S. GAAP financial measures and does not rely solely on non-GAAP financial measures. Because our non-GAAP financial measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross Contract Costs
Consistent with U.S. GAAP, certain vendor and subcontractor costs (“gross contract costs”) which we manage on certain client assignments in the Property & Facility Management and Project & Development Services business lines are presented on a gross basis in Revenue and Operating expenses. We generally earn little to no margin on the reimbursement of gross contract costs, obtaining reimbursement only for costs incurred. Excluding gross contract costs from both Revenue and Operating expenses more accurately reflects how we manage our expense base and operating margins.
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

Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of revenue to fee revenue and operating expenses to fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2017	2016
Revenue	$7,932.4	6,803.8
Adjustments:
Gross contract costs	(1,220.6)	(1,023.5)
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)
Fee revenue	$6,696.1	5,756.8

Operating expenses	$7,395.5	6,363.2
Less: Gross contract costs	(1,220.6)	(1,023.5)
Fee-based operating expenses	$6,174.9	5,339.7

Operating income	$536.9	440.6
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

	Year Ended December 31,
($ in millions)	2017	2016
Net income attributable to common shareholders	$253.8	317.8
Add:
Interest expense, net of interest income	56.2	45.3
Provision for income taxes	267.8	108.0
Depreciation and amortization	167.2	141.8
EBITDA	$745.0	612.9
Adjustments:
Restructuring and acquisition charges	30.7	68.5
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)
Adjusted EBITDA	$760.0	657.9

Net income margin attributable to common shareholders	3.2%	4.7

Adjusted EBITDA margin	11.1%	11.4

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

	Year Ended December 31,
($ in millions)	2017	% Change
Revenue:
At current period exchange rates	$7,932.4	17%
Impact of change in exchange rates	4.0	n/a
At comparative period exchange rates	$7,936.4	17%

Fee Revenue:
At current period exchange rates	$6,696.1	16%
Impact of change in exchange rates	3.8	n/a
At comparative period exchange rates	$6,699.9	16%

Operating Income:
At current period exchange rates	$536.9	22%
Impact of change in exchange rates	(19.5)	n/a
At comparative period exchange rates	$517.4	17%

Adjusted EBITDA:
At current period exchange rates	$760.0	16%
Impact of change in exchange rates	(17.1)	n/a
At comparative period exchange rates	$742.9	13%

Revenue
For the full-year 2017, consolidated revenue was $7.9 billion and consolidated fee revenue was $6.7 billion, increases of 17% and 16%, respectively, from the prior year. Annual RES revenue growth reflects double-digit expansion in all three RES segments, with approximately two-thirds of the year-over-year increase representing organic growth. Revenue growth for the year was led by Property & Facility Management, up 27%, and our transactional businesses, with Leasing up 15%, and Capital Markets & Hotels up 16%. Geographically, the increase in RES fee revenue, on a local currency basis, was composed of 40% from our Americas segment and 30% each from our EMEA and Asia Pacific segments. LaSalle revenue declined 12% for the year as growth in advisory fees was more than offset by decreases in transaction and incentive fees.
Consolidated revenue growth in Property & Facility Management was primarily due to incremental revenue from our August 2016 acquisition of Integral UK Ltd. ("Integral") (72% of the noted growth on a local currency basis), along with organic expansion in Asia Pacific. For Leasing, the increase was substantially driven by Americas (over 80% of consolidated revenue growth on a local currency basis). EMEA drove nearly 50% of consolidated Capital Markets & Hotels revenue growth on a local currency basis, with Americas and Asia Pacific each contributing approximately 25%.
Our consolidated revenue increased 17% in both U.S. dollars and on a local currency basis for 2017, compared with 2016. A strengthening of the British pound and Australian dollar against the U.S. dollar was offset by the weakening of the euro in relation to the U.S. dollar.
Operating Expenses
In 2017, consolidated annual operating expenses increased 17% to $7.4 billion. Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $6.1 billion in 2017, also a 17% increase from the prior year. The growth in expenses corresponded with the noted revenue growth as well as continued increases to investments in data, technology and people. In addition, Depreciation and amortization expense increased 19% year-over-year to $167.2 million in 2017. This increase was due to incremental depreciation expense from recent capital expenditures placed into service (approximately 70% of the increase) as well as incremental amortization expense attributable to intangible assets recorded in conjunction with recent acquisition activity (approximately 30% of the increase).
Restructuring and acquisition charges were $30.7 million for the year, compared with $68.5 million in 2016. Charges in 2017 included (i) $21.6 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, (ii) $7.2 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent increase in acquisition activity, and (iii) $1.9 million of net non-cash fair value adjustments relating to net increases to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2016 included (i) $28.0 million of severance and other employment-related charges, (ii) $20.5 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration activities, and (iii) $20.0 million of net non-cash fair value adjustments and other charges to amounts recorded in purchase accounting, including the $6.5 million write-off of an indefinite-lived intangible asset associated with a legacy LaSalle acquisition.
Interest Expense
Interest expense, net of interest income, for 2017 was $56.2 million, up from $45.3 million in 2016 primarily the result of a higher effective interest rate on debt. The average outstanding borrowings under our credit facility decreased from $981.6 million during 2016, with an effective interest rate of 1.5%, to $888.5 million in 2017, with an effective interest rate of 2.0%. Deferred acquisition obligations, which are recorded at present value in purchase accounting with subsequent accretion reflected within Interest expense, net of interest income, decreased from $102.4 million as of December 31, 2016 to $81.9 million as of December 31, 2017. This decrease was the result of payments made in 2017 relating to acquisitions in prior years.
Equity Earnings from Real Estate Ventures
Equity earnings increased from $33.8 million in 2016 to $44.4 million in 2017. In both years, equity earnings primarily represented net valuation increases of co-investment portfolio assets reported at fair value, geographically from assets in Europe and Asia. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.

Provision for Income Taxes
The provision for income taxes was $267.8 million in the current year, an increase of $159.8 million from 2016, which resulted in a consolidated effective tax rate of 51.0%. The 2017 provision included an additional expense of $141.3 million, which represents (i) the Company's provisional estimate of the transition tax on deemed repatriated earnings of foreign subsidiaries and (ii) the remeasurement of U.S. deferred tax assets in response to the December 2017 enactment of the U.S. Tax Cuts and Jobs Act. Excluding this additional expense, our 2017 consolidated effective tax rate was 24.1%; the 2016 consolidated effective tax rate was 24.4%. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate, included in Item 8.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $253.8 million for the year, or $5.55 per diluted common share, compared with $317.8 million for 2016, or $6.98 per diluted common share. Net income margin attributable to common shareholders was 3.2% in 2017, down from 4.7% in the prior year. Adjusted EBITDA, which increased 13% from the prior year, was $760.0 million this year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.4% in USD (11.1% in local currency) for the current year, compared with 11.4% last year. Our profitability measures reflect strong performance in Americas and Asia Pacific, with notable contributions from transactional businesses, offset by performance in Integral, lower incentive and transaction fees in LaSalle, and continued increases to investments in data, technology, and people.
Segment Operating Results
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) EMEA, and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets, property management, facility management, project and development services, energy management and sustainability, construction management, and advisory, consulting and valuation services, including technology solutions. We define "property management" to mean services we provide to non-occupying property investors and "facility management" to mean services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
Operating income represents total revenue less direct and allocated indirect expenses. We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global platform overhead, which we allocate to the business segments based on the budgeted operating expenses of each segment.
For segment reporting, (i) gross contract costs and (ii) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses". Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margin, and performance. See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our gross and net accounting policies. In addition, our measure of segment results excludes Restructuring and acquisition charges.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$1,484.2	1,275.0	209.2	16%	16%
Capital Markets & Hotels	471.3	427.3	44.0	10	10
Capital Markets & Hotels Fee Revenue	455.7	403.8	51.9	13	13
Property & Facility Management	748.8	745.7	3.1	—	—
Property & Facility Management Fee Revenue	594.2	571.5	22.7	4	4
Project & Development Services	408.7	349.3	59.4	17	17
Project & Development Services Fee Revenue	386.1	331.5	54.6	16	16
Advisory, Consulting and Other	241.5	168.6	72.9	43	43
Total revenue	$3,354.5	2,965.9	388.6	13%	13%
Gross contract costs	(177.1)	(192.0)	14.9	(8)	(7)
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)	7.8	(33)	(33)
Total fee revenue	$3,161.7	2,750.4	411.3	15%	15%
Compensation, operating and administrative expenses excluding gross contract costs	2,738.6	2,419.7	318.9	13	13
Gross contract costs	177.1	192.0	(14.9)	(8)	(7)
Depreciation and amortization	97.5	84.3	13.2	16	16
Total operating expenses	$3,013.2	2,696.0	317.2	12%	12%
Operating income	$341.3	269.9	71.4	26%	26%
Equity earnings	$(0.2)	1.3	(1.5)	n.m.	n.m.
Adjusted EBITDA	$421.1	330.9	90.2	27%	27%
n.m. - not meaningful
Americas revenue expansion in 2017 was broad-based and led by strong U.S. Leasing performance in favorable market conditions, specifically the Northwest, New York, New England, Midwest, and Atlanta markets. A particularly strong fourth quarter, reflecting an increase in average deal size and an increase in client demand to close transactions prior to year-end, contributed to our annual Leasing performance, up 16% from 2016. This compared favorably to U.S. market gross absorption, which increased 3% for 2017 according to JLL Research. In addition, the Advisory, Consulting and Other revenue increase reflected incremental contributions from Technology Solutions and the recently acquired U.S. valuations platform. Project & Development Services growth was driven by expansion of existing client mandates together with new wins. Capital Markets & Hotels reflected growth in multifamily originations and servicing as well as notable hotels investment sales activity.
The increase in Operating expenses in 2017 was attributable to (i) direct expenses which correlate with the revenue growth noted above and (ii) increased strategic investments for technology and data, including a replacement of our enterprise resource planning system.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 13.3% in USD and local currency in 2017, compared with 12.0% in 2016. The increase in profitability was driven by strong transactional business performance augmented by management initiatives to contain controllable expenses.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$300.9	268.6	32.3	12%	11%
Capital Markets & Hotels	467.4	386.9	80.5	21	19
Property & Facility Management	856.3	517.5	338.8	65	73
Property & Facility Management Fee Revenue	656.3	405.6	250.7	62	69
Project & Development Services	690.4	659.1	31.3	5	3
Project & Development Services Fee Revenue	236.4	207.7	28.7	14	13
Advisory, Consulting and Other	271.0	245.4	25.6	10	10
Total revenue	$2,586.0	2,077.5	508.5	24%	25%
Gross contract costs	(654.0)	(563.3)	(90.7)	16	17
Total fee revenue	$1,932.0	1,514.2	417.8	28%	29%
Compensation, operating and administrative expenses excluding gross contract costs	1,833.4	1,409.4	424.0	30	32
Gross contract costs	654.0	563.3	90.7	16	17
Depreciation and amortization	44.6	37.4	7.2	19	22
Total operating expenses	$2,532.0	2,010.1	521.9	26%	28%
Operating income	$54.0	67.4	(13.4)	(20)%	(42)%
Equity earnings (losses)	$0.3	(0.1)	0.4	n.m.	n.m.
Adjusted EBITDA	$98.9	104.4	(5.5)	(5)%	(18)%
n.m. - not meaningful
EMEA achieved revenue growth across all services lines in 2017, led by Property & Facility Management, with Integral contributing 70% of EMEA’s overall revenue expansion (62% of overall fee revenue expansion). In addition, Capital Markets & Hotels delivered strong performance, primarily from brokering client investment sales in the UK, Germany, and Switzerland. The 11% revenue expansion in Leasing was consistent with a 10% year-over-year increase in market leasing volumes according to JLL Research. Geographically, growth in the segment was led by contributions from Integral in the UK as well as Germany and France.
Incremental segment operating expenses relating to Integral drove 72% of the increase in segment operating expenses (64% of fee-based operating expenses, excluding restructuring and acquisition costs). In addition, expense growth reflects revenue expansion and continued increases to investments in data, technology, and people.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 5.1% in USD (4.4% in local currency) for the year, compared with 6.9% in 2016. Strong transactional business performance in the UK and Continental Europe was offset by Integral, reflecting (i) the margin dilutive impact from the August 2016 acquisition date, (ii) over $20 million of contract losses, nearly $15 million from contracts terminated prior to year-end, and (iii) investments and continued integration spend.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$238.2	215.6	22.6	10%	9%
Capital Markets & Hotels	200.0	157.9	42.1	27	26
Property & Facility Management	776.8	639.3	137.5	22	20
Property & Facility Management Fee Revenue	512.0	456.9	55.1	12	11
Project & Development Services	249.6	186.8	62.8	34	33
Project & Development Services Fee Revenue	124.9	101.0	23.9	24	23
Advisory, Consulting and Other	172.0	153.0	19.0	12	11
Total revenue	$1,636.6	1,352.6	284.0	21%	20%
Gross contract costs	(389.5)	(268.2)	(121.3)	45	44
Total fee revenue	$1,247.1	1,084.4	162.7	15%	14%
Compensation, operating and administrative expenses excluding gross contract costs	1,110.4	979.0	131.4	13	13
Gross contract costs	389.5	268.2	121.3	45	44
Depreciation and amortization	22.1	17.3	4.8	28	27
Total operating expenses	$1,522.0	1,264.5	257.5	20%	19%
Operating income	$114.6	88.1	26.5	30%	26%
Equity earnings	$3.2	1.1	2.1	n.m.	n.m.
Adjusted EBITDA	$139.7	106.5	33.2	31%	28%
n.m. - not meaningful
Growth across all service lines in Asia Pacific was led by Property & Facility Management, driven by organic expansion. Capital Markets & Hotels revenue expansion reflected notable contributions from large transactions in Japan, and Project & Development Services growth was both organic and acquisition-related. Geographically, the increase in fee revenue was led by Greater China, Australia, India and Japan.
The increase in operating expenses for the year generally corresponded with 2017 revenue growth.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.2% in USD (11.0% in local currency) for 2017, compared with 9.8% in 2016. The increase in profitability reflected robust organic growth, revenue contributions from higher margin transactional businesses and strong cost management discipline.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Advisory fees	$265.6	260.8	4.8	2%	3%
Transaction fees & other	32.8	51.1	(18.3)	(36)	(36)
Incentive fees	56.9	95.9	(39.0)	(41)	(40)
Total revenue	$355.3	407.8	(52.5)	(13)%	(12)%
Compensation, operating and administrative expenses	294.6	321.3	(26.7)	(8)	(8)
Depreciation and amortization	3.0	2.8	0.2	7	11
Total operating expenses	$297.6	324.1	(26.5)	(8)%	(8)%
Operating income	$57.7	83.7	(26.0)	(31)%	(30)%
Equity earnings	$41.1	31.5	9.6	30%	30%
Adjusted EBITDA	$100.7	116.4	(15.7)	(13)%	(13)%
The decline in LaSalle revenue was due to lower incentive and transaction fees, as anticipated. Incentive fees in 2016 were primarily earned on opportunistic dispositions of real estate assets, while transaction fees in 2016 were a result of the successful January 2016 launch of the LaSalle Logiport REIT in Japan. The increase in advisory fees reflects approximately $7 million of catch-up advisory fees earned as a result of new equity commitments in established funds.
Equity earnings in both years were primarily driven by net valuation increases for investments in Europe and Asia.
The decrease in Operating expenses compared with 2016 reflects lower variable compensation expense as a result of the decrease in incentive and transaction fees.
Adjusted EBITDA margin was 28.3% in USD and local currency for 2017, compared with 28.5% in 2016.
In 2017, LaSalle’s capital raise efforts yielded $4.8 billion in equity commitments, predominantly for future investment in private equity.
Assets under management ("AUM") were $58.1 billion as of December 31, 2017, a decrease of 3% in USD (5% in local currency) from $60.1 billion as of December 31, 2016. The net decrease in AUM during the year resulted from $13.1 billion of dispositions and withdrawals, partially offset by $6.8 billion of acquisitions, $3.4 billion of net valuation increases and $0.9 billion of foreign currency increases.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Revenue
Leasing	$1,759.2	1,669.2	90.0	5%	7%
Capital Markets & Hotels	972.1	956.9	15.2	2	4
Capital Markets & Hotels Fee Revenue	948.6	957.7	(9.1)	(1)	2
Property & Facility Management	1,902.5	1,550.6	351.9	23	29
Property & Facility Management Fee Revenue	1,434.0	1,121.4	312.6	28	33
Project & Development Services	1,195.2	882.1	313.1	35	4
Project & Development Services Fee Revenue	640.2	510.0	130.2	26	28
Advisory, Consulting and Other	567.0	509.9	57.1	11	15
Real Estate Services ("RES") revenue	$6,396.0	5,568.7	827.3	15%	21%
LaSalle	407.8	397.0	10.8	3	3
Total revenue	$6,803.8	5,965.7	838.1	14%	17%
Gross contract costs	(1,023.5)	(801.3)	(222.2)	28	34
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8	(24.3)	n.m.	n.m.
Total fee revenue	$5,756.8	5,165.2	591.6	11%	14%
RES fee revenue	5,349.0	4,768.2	580.8	12%	19%
Compensation, operating and administrative expenses excluding gross contract costs	5,129.4	4,492.4	637.0	14	17
Gross contract costs	1,023.5	801.3	222.2	28	34
Depreciation and amortization	141.8	108.1	33.7	31	35
Restructuring and acquisition charges	68.5	34.1	34.4	n.m.	n.m.
Total operating expenses	$6,363.2	5,435.9	927.3	17%	21%
Operating income	$440.6	529.8	(89.2)	(17)%	(19)%
Equity Earnings	$33.8	77.4	(43.6)	(56)%	(57)%
Adjusted EBITDA	$657.9	742.3	(84.4)	(11)%	(12)%
n.m. - not meaningful

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of revenue and operating expenses to fee revenue and fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2016	2015
Revenue	$6,803.8	5,965.7
Adjustments:
Gross contract costs	(1,023.5)	(801.3)
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8
Fee revenue	$5,756.8	5,165.2

Operating expenses	$6,363.2	5,435.9
Less: Gross contract costs	(1,023.5)	(801.3)
Fee-based operating expenses	$5,339.7	4,634.6

Operating Income	$440.6	529.8
To conform to current presentation, 2015 amounts were recast for fee revenue to reflect the adjustment associated with Net non-cash MSR and mortgage banking derivative activity.
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
Adjustments:
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
Our consolidated revenue increased 14% in U.S. dollars and 17% in local currency for 2016 as compared with 2015. This spread was primarily driven by a weakening of the British pound against the U.S. dollar, partially offset by the strengthening of the Japanese yen and Australian dollar in relation to the U.S. dollar.
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
Restructuring and acquisition charges were $68.5 million for the year, compared with $34.1 million in 2015. Charges in 2016 included (i) $28.0 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, (ii) $20.5 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent increase in acquisition activity, and (iii) $20.0 million of net non-cash fair value adjustments to amounts recorded in purchase accounting, including the $6.5 million write-off of an indefinite-lived intangible asset associated with a legacy LaSalle acquisition. Comparatively, charges in 2015 included (i) $1.7 million of severance and other employment-related charges, (ii) $17.2 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration activities, and (iii) $15.2 million of net non-cash fair value adjustments and other charges to amounts recorded in purchase accounting, which included a $12.8 million write-off of indemnification assets that arose from prior acquisition activity.
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

Equity Earnings from Real Estate Ventures
The decrease in equity earnings from $77.4 million in 2015 to $33.8 million in 2016 was primarily driven by gains recognized in 2015 from the disposition of legacy investments at a frequency and magnitude that did not recur in the 2016. In 2016, equity earnings primarily represented net valuation increases of assets within our co-investment portfolio. In addition to gains on sales, net valuation increases also contributed to 2015 equity earnings.
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
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $317.8 million for 2016, or $6.98 per diluted weighted average share, compared with $438.4 million for 2015, or $9.65 per diluted weighted average share. Net income margin attributable to common shareholders was 4.7% for the year, down from 7.3% in 2015. Adjusted EBITDA, which decreased 11% from the prior year, was $657.9 million in 2016. Adjusted EBITDA margin, calculated on a fee revenue basis, was 11.4% in USD (11.1% in local currency) for 2016, compared with 14.4% last year. The decline in profitability reflected strong revenue growth for 2016 which was more than offset by (i) the year-over-year decline in LaSalle revenue, (ii) EMEA's change in service mix and decline in capital markets and leasing volumes during 2016, particularly in the UK, and (iii) increased data and technology investments.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$1,275.0	1,165.1	109.9	9%	10%
Capital Markets & Hotels	427.3	331.8	95.5	29	29
Capital Markets & Hotels Fee Revenue	403.8	332.6	71.2	21	22
Property & Facility Management	745.7	707.2	38.5	5	8
Property & Facility Management Fee Revenue	571.5	500.4	71.1	14	15
Project & Development Services	349.3	263.3	86.0	33	34
Project & Development Services Fee Revenue	331.5	258.0	73.5	28	30
Advisory, Consulting and Other	168.6	138.1	30.5	22	23
Total revenue	$2,965.9	2,605.5	360.4	14%	15%
Gross contract costs	(192.0)	(212.1)	20.1	(9)	(3)
Net non-cash MSR and mortgage banking derivative activity	(23.5)	0.8	(24.3)	n.m.	n.m.
Total fee revenue	$2,750.4	2,394.2	356.2	15%	15%
Compensation, operating and administrative expenses excluding gross contract costs	2,419.7	2,071.4	348.3	17	17
Gross contract costs	192.0	212.1	(20.1)	(9)	(3)
Depreciation and amortization	84.3	62.9	21.4	34	34
Total operating expenses	$2,696.0	2,346.4	349.6	15%	16%
Operating income	$269.9	259.1	10.8	4%	6%
Equity earnings	$1.3	5.8	(4.5)	(78)%	(78)%
Adjusted EBITDA	$330.9	322.9	8.0	2%	4%
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
Capital Markets & Hotels revenue growth of 29% primarily reflected the incremental revenue from our acquisition of Oak Grove Capital, which completed during the fourth quarter of 2015. As compared to 2015, revenue growth included a $24.3 million increase in Net non-cash MSR and mortgage banking derivative activity as a result of increased multi-family loan commitment and origination activity. Excluding the impact of the Oak Grove Capital acquisition, Capital Markets & Hotels fee revenue grew 6%, against a 9% year-over-year decline in market investment volumes according to JLL Research.
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
The increase in Operating expenses in 2016 was attributable to (i) direct expenses, together with platform investments and increased infrastructure in support of the increase in revenue discussed above, (ii) increased investments in transformative client-facing technology, such as the Corrigo platform and continued roll-out of RED(SM), and (iii) recruiting and retention.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 12.0% in USD and local currency in 2016, compared to 13.5% in 2015. This decline in profitability was driven by continued spend in data, technology, and people, partially offset by the contributions from recent acquisitions.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$268.6	289.4	(20.8)	(7)%	(3)%
Capital Markets & Hotels	386.9	475.2	(88.3)	(19)	(13)
Property & Facility Management	517.5	304.8	212.7	70	92
Property & Facility Management Fee Revenue	405.6	224.4	181.2	81	n.m.
Project & Development Services	659.1	487.1	172.0	35	42
Project & Development Services Fee Revenue	207.7	170.1	37.6	22	27
Advisory, Consulting and Other	245.4	246.6	(1.2)	—	7
Total revenue	$2,077.5	1,803.1	274.4	15%	24%
Gross contract costs	(563.3)	(397.4)	(165.9)	42	51
Total fee revenue	$1,514.2	1,405.7	108.5	8%	16%
Compensation, operating and administrative expenses excluding gross contract costs	1,409.4	1,250.7	158.7	13	23
Gross contract costs	563.3	397.4	165.9	42	51
Depreciation and amortization	37.4	27.5	9.9	36	49
Total operating expenses	$2,010.1	1,675.6	334.5	20%	30%
Operating income	$67.4	127.5	(60.1)	(47)%	(49)%
Equity earnings	$(0.1)	0.8	(0.9)	n.m.	n.m.
Adjusted EBITDA	$104.4	154.0	(49.6)	(32)%	(33)%
n.m. - not meaningful
EMEA revenue growth in 2016 was driven by Property & Facility Management and Project & Development Services, partially offset by Capital Markets & Hotels and Leasing. Geographically, growth in the segment was led by Germany and France, combined with contributions from the Integral acquisition in the UK.
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
Adjusted EBITDA margin, calculated on a fee revenue basis, was 6.9% in USD (6.3% in local currency) for the year, compared with 11.0% in 2015. The decline in profitability was primarily UK-focused, driven by the decline in capital markets transaction volumes, the decline in performance fees noted above, and $13.0 million of additional contract expenses incurred during the wind-down of operations in a non-core market. The results, particularly margin performance, also reflect a shift in service mix associated with the Integral acquisition.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Leasing	$215.6	214.7	0.9	—%	2%
Capital Markets & Hotels	157.9	149.9	8.0	5	5
Property & Facility Management	639.3	538.6	100.7	19	20
Property & Facility Management Fee Revenue	456.9	396.6	60.3	15	16
Project & Development Services	186.8	131.7	55.1	42	44
Project & Development Services Fee Revenue	101.0	81.9	19.1	23	25
Advisory, Consulting and Other	153.0	125.2	27.8	22	23
Total revenue	$1,352.6	1,160.1	192.5	17%	18%
Gross contract costs	(268.2)	(191.8)	(76.4)	40	43
Total fee revenue	$1,084.4	968.3	116.1	12%	13%
Compensation, operating and administrative expenses excluding gross contract costs	979.0	864.0	115.0	13	14
Gross contract costs	268.2	191.8	76.4	40	43
Depreciation and amortization	17.3	15.5	1.8	12	13
Total operating expenses	$1,264.5	1,071.3	193.2	18%	19%
Operating income	$88.1	88.8	(0.7)	(1)%	—%
Equity earnings	$1.1	0.7	0.4	57%	61%
Adjusted EBITDA	$106.5	105.0	1.5	1%	2%
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
Adjusted EBITDA margin, calculated on a fee revenue basis, was 9.8% in USD and local currency for 2016, compared with 10.8% in 2015, primarily due to increases in data and technology investments.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2016	2015	U.S. dollars		Currency
Advisory fees	$260.8	242.9	17.9	7%	10%
Transaction fees & other	51.1	30.6	20.5	67	65
Incentive fees	95.9	123.5	(27.6)	(22)	(25)
Total revenue	$407.8	397.0	10.8	3%	3%
Compensation, operating and administrative expenses	321.3	306.3	15.0	5	7
Depreciation and amortization	2.8	2.2	0.6	27	27
Total operating expenses	$324.1	308.5	15.6	5%	7%
Operating income	$83.7	88.5	(4.8)	(5)%	(8)%
Equity earnings	$31.5	70.1	(38.6)	(55)%	(55)%
Adjusted EBITDA	$116.4	160.8	(44.4)	(28)%	(29)%
The growth in advisory fees reflected progress toward LaSalle’s strategic objective to expand margins on recurring advisory fees and resulted from an increase in AUM, which was up 10% in local currency to $60.1 billion, compared to prior year-end. Transaction fees & other income increased primarily as a result of the successful January 2016 launch of the LaSalle Logiport REIT in Japan. Incentive fees in 2015 were driven by mature funds, primarily in Asia Pacific and Europe taking advantage of the capital markets environment to liquidate real estate asset holdings as the funds neared the end of their stated investment periods; comparable activity in 2016 across all geographic regions was notably lower.
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
Adjusted EBITDA margin was 28.5% in USD (27.6% in local currency) for 2016, compared with 40.5% in 2015.
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
Cash Flows from Operating Activities
During 2017, cash flows provided by operating activities were $789.2 million, an increase of $574.7 million from $214.5 million in 2016. This increase was driven by a year-over-year improvement in operating income, enhanced working capital management processes implemented in 2017, and lower incentive compensation paid to employees in 2017 compared with 2016, reflecting the Company's performance in 2016 compared with 2015.
During 2016, cash flows provided by operating activities were $214.5 million, a decrease of $161.3 million from $375.8 million in 2015. This decrease was primarily the result of an increase in working capital required to support our 14% year-over-year revenue growth and the $111.9 million decrease in Net income. A significant portion of this decrease was also due to an increase in incentive compensation payments made in 2016 as compared with 2015, driven by our improved performance in 2015 as compared to 2014. We pay the majority of annual incentive compensation accrued as of year-end during the first quarter of the following year.
Cash Flows from Investing Activities
In 2017, we used $166.7 million for investing activities, a $635.3 million decrease from the $802.0 million used in 2016. This decrease was primarily driven by decreases in cash used for (i) payments relating to business acquisitions, (ii) property and equipment net capital additions (including acquisition of investment properties by consolidated less-than-wholly-owned subsidiaries), and (iii) net capital contribution/distribution activity related to investments in real estate ventures. We discuss these key drivers individually below in further detail.
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
Cash Flows from Financing Activities
Net cash used by financing activities was $623.5 million in 2017, compared with the $636.4 million provided by financing activities in 2016. The net change of $1,259.9 million reflects net payments of $925.0 million under the Facility in 2017 compared to net borrowings of $689.0 million in 2016, partially offset by the receipt of $395.7 million of proceeds from the issuance of the Euro Notes in the second quarter of 2017. Greater cash flows from operating activities coupled with lower cash needs relating to investing activities in 2017 facilitated the year-over-year change in cash flows from financing activities. Refer to our discussion of Euro Notes below.
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
Credit Facility
Our $2.75 billion Facility matures on June 21, 2021. As of December 31, 2017, we had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million. As of December 31, 2016, we had outstanding borrowings under the Facility of $925.0 million and outstanding letters of credit of $18.2 million. The average outstanding borrowings under the Facility were $888.5 million and $981.6 million during the years ended December 31, 2017 and 2016, respectively.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $95.3 million under local overdraft facilities as of December 31, 2017. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts, and local overdraft facilities) of $77.4 million and $89.5 million as of December 31, 2017 and 2016, respectively, of which $45.4 million and $31.6 million as of December 31, 2017 and 2016, respectively, were attributable to local overdraft facilities.
Long-Term Debt
On June 29, 2017, we issued and sold an aggregate principal amount of €350.0 million of senior unsecured notes ("Euro Notes") as a private placement to certain institutional investors. The proceeds, net of debt issuance costs, were $393.2 million, using June 29, 2017 exchange rates, and were used to reduce outstanding borrowings on our Facility.
See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our Facility, Long-term debt, and Short-term borrowings, included in Item 8.
Co-Investment Activity
As of December 31, 2017, we had total investments of $376.2 million in 44 separate property or fund co-investments, primarily related to LaSalle. For the year ended December 31, 2017, return of capital exceeded funding of co-investments by $4.6 million. For the year ended December 31, 2016, funding of co-investments exceeded returns of capital by $38.1 million. In 2016, net funding activity was driven by our investment in the newly launched LaSalle Logiport REIT in Japan. We expect to continue to pursue strategic co-investment opportunities with our investment management clients across the globe as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 5, Investment in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity, included in Item 8.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of December 31, 2017, we have 1,563,100 shares we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and the Company paid total annual dividends and dividend-equivalents of $0.72, $0.64 and $0.56 per common share in 2017, 2016 and 2015, respectively. In the fourth quarter of 2017, the Board declared and the Company paid a semi-annual cash dividend of $0.37 per share. There can be no assurance dividends will be declared in the future since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by the Company's Board of Directors.
Capital Expenditures
Capital expenditures for the years ended December 31, 2017 and 2016 were $151.4 million and $216.2 million, respectively. Our capital expenditures are primarily for purchased and developed software, computer hardware, and improvements to leased office space. The decrease of capital expenditures compared with 2016 is primarily due to a reduction in cash spent on improvements to leased office space as well as year-over-year declines in computer hardware purchases.
Property acquisitions and capital expenditures made by consolidated VIEs for the years ended December 31, 2017 and 2016 were $2.3 million and $99.8 million, respectively, of which $63.4 million in 2016 was attributable to two consolidated VIEs in which we held equity interests ranging between 20% and 25%, and the remainder is attributable to a consolidated VIE in which we hold no direct equity interest. Refer to Note 5, Investment in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments, included in Item 8.

Business Acquisitions
In 2017, we paid $69.4 million for business acquisitions. This included $18.7 million of cash payments relating to recent acquisitions, and $50.7 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $81.9 million and $102.4 million on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2017, we had the potential to make earn-out payments for a maximum of $436.2 million (undiscounted) subject to the achievement of certain performance conditions. These earn-outs will come due at various times over the next six years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth. Refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements for further information on business acquisitions, included in Item 8.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2017 and 2016, we had total cash and cash equivalents of $268.0 million and $258.5 million, respectively, of which approximately $198.9 million and $162.0 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 6% of our total assets as of both December 31, 2017 and 2016.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2017.

	PAYMENTS DUE BY PERIOD
($ in millions)		LESS THAN			MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
1. Debt obligations	$765.2	70.2	—	275.0	420.0
2. Interest on debt obligations	152.2	21.7	41.7	40.2	48.6
3. Business acquisition obligations	81.9	30.5	34.7	14.9	1.8
4. Lease obligations	970.9	173.1	292.6	204.2	301.0
5. Deferred compensation	41.4	9.6	27.6	4.2	—
6. Defined benefit plan obligations	234.2	20.5	42.9	45.4	125.4
7. Vendor and other purchase obligations	148.0	75.5	55.0	12.6	4.9
Total	$2,393.8	401.1	494.5	596.5	901.7
1. Debt Obligations. As of December 31, 2017, we had no outstanding borrowings under our Facility; we had outstanding borrowings of $45.4 million under our local overdraft facilities and $24.8 million related to overdrawn bank accounts. We had the ability to borrow up to $2.75 billion on the Facility with a maturity date in 2021. We had the capacity to borrow up to an additional $95.3 million under local overdraft facilities. In addition, we had $275.0 million of Notes due November 2022 and €350.0 million of Euro Notes, with €175 million of the Euro Notes due June 2027 and June 2029, respectively.

2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates and amounts outstanding as of December 31, 2017 and assuming each of our debt obligations is held to maturity. As of December 31, 2017, the annual interest rate on our Notes was 4.4%. As of December 31, 2017, the annual interest rates on our Euro Notes were 1.96% and 2.21% for the 10-year and 12-year notes, respectively.
3. Business Acquisition Obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2017, with the only condition on those payments being the passage of time.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2017, we had the potential to make earn-out payments on 56 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $436.2 million as of December 31, 2017. We anticipate these earn-out payments will come due at various times over the next six years assuming the achievement of the applicable performance conditions.
4. Lease Obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2017 was $16.9 million.
5. Deferred Compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2017, as well as service conditions expected to be satisfied in future periods.
The contractual obligations table above does not include a provision for a deferred compensation plan for certain U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. This plan is recorded on the Consolidated Balance Sheets as of December 31, 2017 as Deferred compensation plan assets of $229.7 million and long-term deferred compensation liabilities, included in Deferred compensation, of $228.4 million.
6. Defined Benefit Plan Obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $8.3 million to our defined benefit pension plans in 2018.
7. Vendor and Other Purchase Obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
Other. We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $216.5 million as of December 31, 2017. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $40.1 million, $96.4 million and $47.6 million in 2017, 2016 and 2015, respectively. Separately, the Consolidated Balance Sheet as of December 31, 2017 reflects $3.8 million of Redeemable noncontrolling interest, representing the noncontrolling interest retained by the seller of a Swedish business we acquired during 2014. The acquisition documents include an option agreement that allows JLL to purchase, and the noncontrolling interest holder to put to JLL, the noncontrolling interest in the acquired company in annual increments during the four years following the acquisition at a price determined by the profit generated by the acquiree post-acquisition. The final portion of noncontrolling interest is subject to call option consideration in the first quarter of 2018.
For additional information on the contractual obligations presented above, see our discussion in Note 4, Business Combinations, Goodwill and Other Intangible Assets, Note 5, Investments in Real Estate Ventures, Note 7, Retirement Plans, Note 10, Debt and Note 11, Leases, in the Notes to Consolidated Financial Statements, included in Item 8.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $216.5 million as of December 31, 2017. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements, included in Item 8.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2017, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988./s
/KPMG LLP
Chicago, Illinois
February 23, 2018

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
February 23, 2018

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in millions, except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$268.0	258.5
Trade receivables, net of allowances of $51.3 and $37.1	2,118.1	1,870.6
Notes and other receivables	393.6	326.7
Warehouse receivables	317.5	600.8
Prepaid expenses	95.6	81.7
Other	162.1	161.4
Total current assets	3,354.9	3,299.7
Property and equipment, net of accumulated depreciation of $514.9 and $488.0	543.9	501.0
Goodwill	2,709.3	2,579.3
Identified intangibles, net of accumulated amortization of $165.9 and $180.6	305.0	295.0
Investments in real estate ventures, including $242.3 and $212.7 at fair value	376.2	355.4
Long-term receivables	168.6	176.4
Deferred tax assets, net	229.1	180.9
Deferred compensation plan	229.7	173.0
Other	97.8	68.7
Total assets	$8,014.5	7,629.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,011.6	846.2
Accrued compensation	1,309.0	1,064.7
Short-term borrowings	77.4	89.5
Deferred income	158.9	129.8
Deferred business acquisition obligations	30.5	28.6
Short-term earn-out liabilities	49.6	23.8
Warehouse facilities	309.2	580.1
Other	263.8	203.6
Total current liabilities	3,210.0	2,966.3
Credit facility, net of debt issuance costs of $15.3 and $19.6	(15.3)	905.4
Long-term debt, net of debt issuance costs of $4.3 and $2.3	690.6	272.7
Deferred tax liabilities, net	23.9	21.5
Deferred compensation	259.0	201.1
Deferred business acquisition obligations	51.4	73.8
Long-term earn-out liabilities	177.5	205.8
Other	332.3	161.3
Total liabilities	4,729.4	4,807.9
Redeemable noncontrolling interest	3.8	6.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,373,817 and 45,213,832 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,037.6	1,013.3
Retained earnings	2,552.8	2,333.0
Shares held in trust	(5.9)	(6.0)
Accumulated other comprehensive loss	(341.8)	(551.1)
Total Company shareholders' equity	3,243.2	2,789.7
Noncontrolling interest	38.1	25.0
Total equity	3,281.3	2,814.7
Total liabilities and equity	$8,014.5	7,629.4
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions, except share and per share data)	2017	2016	2015
Revenue	$7,932.4	6,803.8	5,965.7
Operating expenses:
Compensation and benefits	4,572.2	3,983.1	3,564.6
Operating, administrative and other	2,625.4	2,169.8	1,729.1
Depreciation and amortization	167.2	141.8	108.1
Restructuring and acquisition charges	30.7	68.5	34.1
Total operating expenses	7,395.5	6,363.2	5,435.9
Operating income	536.9	440.6	529.8
Interest expense, net of interest income	56.2	45.3	28.1
Equity earnings from real estate ventures	44.4	33.8	77.4
Other income	—	13.3	—
Income before income taxes and noncontrolling interest	525.1	442.4	579.1
Provision for income taxes	267.8	108.0	132.8
Net income	257.3	334.4	446.3
Net income attributable to noncontrolling interest	3.1	16.2	7.6
Net income attributable to the Company	254.2	318.2	438.7
Dividends on unvested common stock, net of tax benefit	0.4	0.4	0.3
Net income attributable to common shareholders	$253.8	317.8	438.4
Basic earnings per common share	$5.60	7.04	9.75
Basic weighted average shares outstanding (in thousands)	45,316	45,154	44,940
Diluted earnings per common share	$5.55	6.98	9.65
Diluted weighted average shares outstanding (in thousands)	45,758	45,528	45,415
Net income attributable to the Company	$254.2	318.2	438.7
Change in pension liabilities, net of tax	8.2	(32.9)	27.6
Foreign currency translation adjustments	201.1	(181.9)	(163.7)
Comprehensive income attributable to the Company	$463.5	103.4	302.6
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

($ in millions, except share and per share data)	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2014	44,828,779	$0.4	961.9	1,631.1	(6.4)	(200.2)	22.3	$2,409.1
Net income (1)	—	—	—	438.7	—	—	6.1	444.8
Shares issued under stock compensation programs	280,689	0.1	5.1	—	—	—	—	5.2
Shares repurchased for payment of taxes on stock awards	(59,965)	—	(10.1)	—	—	—	—	(10.1)
Tax adjustments due to vestings and exercises	—	—	6.8	—	—	—	—	6.8
Amortization of stock compensation	—	—	22.7	—	—	—	—	22.7
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Dividends paid, $0.56 per share	—	—	—	(25.6)	—	—	—	(25.6)
Change in pension liabilities, net of tax	—	—	—	—	—	27.6	—	27.6
Foreign currency translation adjustments	—	—	—	—	—	(163.7)	—	(163.7)
Net increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	1.1	1.1
Acquisition of redeemable noncontrolling interest	—	—	0.2	—	—	—	—	0.2
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	$2,718.3
Net income (1)	—	—	—	318.2	—	—	16.1	334.3
Shares issued under stock compensation programs	225,255	—	1.6	—	—	—	—	1.6
Shares repurchased for payment of taxes on stock awards	(60,926)	—	(7.0)	—	—	—	—	(7.0)
Tax adjustments due to vestings and exercises	—	—	1.2	—	—	—	—	1.2
Amortization of stock compensation	—	—	30.1	—	—	—	—	30.1
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Dividends paid, $0.64 per share	—	—	—	(29.4)	—	—	—	(29.4)
Change in pension liabilities, net of tax	—	—	—	—	—	(32.9)	—	(32.9)
Foreign currency translation adjustments	—	—	—	—	—	(181.9)	—	(181.9)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(20.6)	(20.6)
Acquisition of redeemable noncontrolling interest	—	—	0.8	—	—	—	—	0.8
December 31, 2016	45,213,832	$0.5	1,013.3	2,333.0	(6.0)	(551.1)	25.0	$2,814.7
Net income (1)	—	—	—	254.2	—	—	3.2	257.4
Shares issued under stock-based compensation programs	216,831	—	3.6	—	—	—	—	3.6
Shares repurchased for payment of taxes on stock-based compensation	(56,846)	—	(6.6)	—	—	—	—	(6.6)
Amortization of stock-based compensation	—	—	24.9	—	—	—	—	24.9
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.72 per share	—	—	—	(33.1)	—	—	—	(33.1)
Change in pension liabilities, net of tax	—	—	—	—	—	8.2	—	8.2
Foreign currency translation adjustments	—	—	—	—	—	201.1	—	201.1
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.9	9.9
Acquisition of redeemable noncontrolling interest	—	—	1.1	—	—	—	—	1.1
December 31, 2017	45,373,817	$0.5	1,037.6	2,552.8	(5.9)	(341.8)	38.1	$3,281.3
(1) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.1) million, $0.1 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2017	2016	2015
Cash flows provided by operating activities:
Net income	$257.3	334.4	446.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	167.2	141.8	108.1
Equity earnings from real estate ventures	(44.4)	(33.8)	(77.4)
Loss (gain) on the disposition of assets	3.5	(10.3)	(0.7)
Distributions of earnings from real estate ventures	30.3	30.9	51.2
Provision for loss on receivables and other assets	26.3	21.3	14.5
Amortization of deferred compensation	24.9	30.1	22.7
(Gains) losses on mortgage servicing rights and derivatives	(15.7)	(23.5)	0.8
Accretion of interest and amortization of debt issuance costs	6.2	7.8	7.0
Other, net	5.0	20.0	2.4
Change in:
Receivables	(187.9)	(335.0)	(400.7)
Prepaid expenses and other assets	(87.0)	(68.2)	(44.9)
Deferred tax assets, net	(32.5)	(1.5)	3.4
Accounts payable, accrued liabilities, and accrued compensation	636.0	100.5	243.1
Net cash provided by operating activities	789.2	214.5	375.8
Cash flows used in investing activities:
Net capital additions – property and equipment	(151.4)	(216.2)	(147.8)
Acquisition of investment properties (less than wholly-owned)	(2.3)	(99.8)	(1.3)
Proceeds from the sale of assets	—	34.0	7.4
Business acquisitions, net of cash acquired	(18.7)	(483.9)	(391.6)
Capital contributions to real estate ventures	(40.1)	(96.4)	(47.6)
Distributions of capital from real estate ventures	44.7	58.3	49.2
Other, net	1.1	2.0	(52.9)
Net cash used in investing activities	(166.7)	(802.0)	(584.6)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	395.7	—	—
Proceeds from borrowings under credit facility	3,072.0	3,145.0	2,173.0
Repayments of borrowings under credit facility	(3,997.0)	(2,456.0)	(1,889.2)
Payments of deferred business acquisition obligations and earn-outs	(47.0)	(53.9)	(51.8)
Shares repurchased for payment of employee taxes on stock awards	(6.6)	(7.0)	(10.1)
Common stock issued under compensation plans including tax benefit	3.6	2.8	12.0
Payment of dividends	(33.1)	(29.4)	(25.6)
Noncontrolling interest (distributions) contributions, net	9.9	11.3	(1.5)
Other, net	(21.0)	23.6	(15.2)
Net cash (used in) provided by financing activities	(623.5)	636.4	191.6
Effect of currency exchange rate changes on cash and cash equivalents	10.5	(7.0)	(16.6)
Net change in cash and cash equivalents	9.5	41.9	(33.8)
Cash and cash equivalents, beginning of the year	258.5	216.6	250.4
Cash and cash equivalents, end of the year	$268.0	258.5	216.6
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47.6	34.8	21.7
Income taxes, net of refunds	144.7	143.6	155.6
Non-cash activities:
Business acquisitions, contingent consideration	$11.5	103.3	105.1
Capital leases	4.1	9.8	6.7
Deconsolidation of investment properties (less than wholly-owned)	—	63.4	—
Deferred business acquisition obligations	1.8	62.7	23.1
Deconsolidation of noncontrolling interest and related debt	—	65.2	—
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide with nearly 82,000 employees, including approximately 39,600 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional, and global level to owner, occupier, and investor clients. We are an industry leader in property and corporate facility management services, with a managed portfolio of approximately 4.6 billion square feet worldwide as of December 31, 2017. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with approximately $58.1 billion of assets under management (unaudited) as of December 31, 2017.
The following table shows the revenue for the major product categories into which we group these services.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Real Estate Services:
Leasing	$2,023.3	1,759.2	1,669.2
Capital Markets & Hotels	1,138.7	972.1	956.9
Property & Facility Management	2,381.9	1,902.5	1,550.6
Project & Development Services	1,348.7	1,195.2	882.1
Advisory, Consulting and Other	684.5	567.0	509.9
LaSalle	355.3	407.8	397.0
Total revenue	$7,932.4	6,803.8	5,965.7
We work for a broad range of clients representing a wide variety of industries in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships, and governmental (public sector) entities looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through LaSalle. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery, and strong brand are attributes that enhance our services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of JLL and its majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. Investments in real estate ventures over which we exercise significant influence, but do not control, are accounted for either at fair value or under the equity method.
When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and certain partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" dictates the accounting treatment. We identify the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform the primary beneficiary analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE at fair value or under the equity method.

Our determination of the appropriate accounting method to apply for unconsolidated investments is based on the level of influence we have in the underlying entity. When we have an asset advisory contract with a real estate limited partnership in which we also hold an ownership interest, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either at fair value or under the equity method. We eliminate transactions with such subsidiaries to the extent of our ownership in such subsidiaries.
For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to JLL. We evaluate whether noncontrolling interests possess any redemption features outside of our control. If such features exist, the noncontrolling interests are presented outside of permanent equity on the Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value as of each balance sheet date through a charge to Additional paid-in capital, if necessary. If classification and presentation outside of permanent equity is not considered necessary, noncontrolling interests are presented as a component of permanent equity on the Consolidated Balance Sheets. We report revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests; the income or loss attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest on the Consolidated Statements of Comprehensive Income.
Changes in amounts attributable to noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

($ in millions)
Redeemable noncontrolling interests as of December 31, 2014	$13.4
Acquisition of redeemable noncontrolling interest (1)	(2.8)
Net income	1.6
Impact of exchange rate movements	(1.1)
Redeemable noncontrolling interests as of December 31, 2015	11.1
Acquisition of redeemable noncontrolling interest (1)	(3.6)
Net income	0.1
Impact of exchange rate movements	(0.8)
Redeemable noncontrolling interests as of December 31, 2016	6.8
Acquisition of redeemable noncontrolling interest (1)	(3.5)
Net loss	(0.1)
Impact of exchange rate movements	0.6
Redeemable noncontrolling interests as of December 31, 2017	$3.8
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $1.1 million, $0.8 million, and $0.2 million representing the difference between the redemption value and the carrying value of the acquired interest as of December 31, 2017, 2016, and 2015, respectively.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, warehouse receivables, investments in real estate ventures, goodwill, intangible assets, derivative financial instruments, other long-lived assets, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.

These estimates and assumptions are based on management's best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets, and foreign currency exchange rate fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Although actual amounts will likely differ from such estimated amounts, we believe such differences are not likely to be material.
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
Gross and Net Accounting
In certain parts of our business, primarily those involving management services, our clients reimburse us for expenses incurred on their behalf. We follow the guidance of the Financial Accounting Standards Board's ("FASB's") Accounting Standards Codification ("ASC") 605-45, Principal and Agent Considerations, when accounting for these expenses and the associated reimbursements received from clients, in consideration of the fee structure of the underlying contract. Accordingly, we report a contract that provides for fixed fees, fully inclusive of all personnel and other recoverable expenses, on a gross basis. When accounting on a gross basis, our reported revenue comprises the entire amount billed to our client and our reported expenses include all costs associated with the client. Certain contractual arrangements in our project and development services, including fit-out business activities, and our facility management services, tend to have characteristics that result in accounting on a gross basis. In Note 3, Business Segments, for client assignments in property and facility management and in project and development services accounted for on a gross basis, we identify the reimbursable gross contract costs, including third-party vendor and subcontractor costs ("gross contract costs"), and present separately their impact on both revenue and operating expense in our Real Estate Services ("RES") segments. We exclude these gross contract costs from revenue and operating expenses in determining "fee revenue" and "fee-based operating expenses" in our segment presentation.

We account for a contract on a net basis when the fee structure comprises at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for scheduled personnel costs or other third-party expenses to be billed directly to or reimbursed from the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement revenue against the corresponding expenses. We base this accounting on the following factors, which define us as an agent rather than a principal:

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
We account for the majority of our service contracts on a net basis. The presentation of expenses pursuant to these arrangements under either a gross or net basis has no impact on operating income, net income, or net cash flows.
Contracts accounted for on a gross basis resulted in certain reimbursable costs reflected in both revenue and operating expenses (gross contract costs) of $1,220.6 million, $1,023.5 million, and $801.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $505.6 million and $402.9 million as of December 31, 2017 and 2016, respectively.
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific amounts for which payment has become unlikely. We also base this estimate on historical experience combined with a review of current developments and client credit quality. The process by which we calculate the allowance begins with the individual business units where specific accounts for which uncollectability is uncertain are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. After all collection efforts have been exhausted by management, the outstanding balance considered uncollectable is written off against the allowance.
The following table details the changes in the allowance for uncollectible receivables.

($ in millions)	2017	2016	2015
Allowance as of January 1,	$37.1	23.2	17.9
Charged to income	26.3	21.3	14.5
Write-off of uncollectible receivables	(14.2)	(7.6)	(8.7)
Reserves acquired from acquisitions	—	0.3	0.3
Impact of exchange rate movements and other	2.1	(0.1)	(0.8)
Allowance as of December 31,	$51.3	37.1	23.2

Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the age profile of outstanding balances, the contractual terms of repayment, and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current developments, and the status of our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments result in a determination that payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance considered uncollectable is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on the Consolidated Financial Statements.
Warehouse Receivables
We classify Warehouse receivables as held-for-sale as they represent originated mortgage loans for which we have simultaneously executed commitments to sell to a third-party investor, primarily the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). These loans (also referred to as "Warehouse receivables") are funded directly to borrowers by our warehouse facilities and are generally repaid within a 45-day period after origination when the third-party investor buys the loan(s); upon surrender of control over each loan, we account for the transfer as a sale. Warehouse receivables have historically been carried at the lower of cost or fair value; however, effective January 1, 2017, we elected the fair value option to measure and report new Warehouse receivables at fair value. As such, increases or decreases in the fair value of loans (originated after this election) are recognized as Revenue on the Consolidated Statements of Comprehensive Income. All Warehouse receivables carried at the lower of cost or fair value as of December 31, 2016, were sold during the first three months of 2017. Historically, we have not experienced credit quality deterioration or balances considered uncollectible with respect to our Warehouse receivables.
We generally retain certain servicing rights upon sale of the mortgage loan (refer to the Mortgage Servicing Rights section below). We typically retain no exposure for credit losses on loans subsequent to sale, except for loans under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program. See Note 13 for additional information on the risk of loss retained related to DUS program loans.
Contractually specified servicing fees related to sold warehouse receivables were $43.3 million, $37.0 million and $7.9 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record mortgage servicing rights ("MSR" or "MSRs") based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2017 and 2016, we had $186.7 million and $160.8 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets.
We amortize servicing rights over the estimated period that net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights (generally during only the last six months of loan term given the punitive contractual terms of any earlier prepayment), there have been no instances of impairment during the three-year period ended December 31, 2017. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $220.1 million and $180.0 million as of December 31, 2017 and 2016, respectively.
See Note 4 and for additional information on MSRs.

Restricted Cash
Restricted cash primarily consists of cash amounts set aside to satisfy legal or contractual requirements arising in the normal course of business. We are restricted in our ability to withdraw these funds other than for their specified use. Restricted cash of $70.0 million and $72.2 million as of December 31, 2017 and 2016, respectively, was included in Other current assets on the Consolidated Balance Sheets.
Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2017.
We calculate depreciation on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 was $136.0 million, $117.7 million, and $97.2 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2017, for each of these asset categories.

	December 31,
($ in millions)	2017	2016	Depreciable Life
Furniture, fixtures and equipment	$96.7	100.8	3 to 13 years
Computer equipment and software	635.1	589.9	2.5 to 10 years
Leasehold improvements	260.6	239.2	1 to 10 years
Other (1)	66.4	59.1	2 to 30 years
Total	1,058.8	989.0
Less: Accumulated depreciation	514.9	488.0
Net property and equipment	$543.9	501.0
(1) Other includes certain assets, such as land, which are not depreciated.
Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the majority of businesses we have acquired, we have recorded significant goodwill and intangible assets resulting from these acquisitions. Intangible assets are initially recorded at their respective acquisition date fair values and amortized on a straight-line basis over their estimated useful lives. They primarily represent management contracts and customer backlogs acquired as part of our acquisitions.
We evaluate goodwill for impairment at least annually. We define our four reporting units as the three geographic regions of RES: (i) Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific; and (iv) LaSalle, which offers investment management services on a global basis.
We have considered qualitative and quantitative factors while performing our annual impairment test of goodwill and determined it is not more-likely-than-not that the fair value of our Americas, Asia Pacific, and LaSalle reporting units are less than their carrying values. With respect to our EMEA reporting unit, we performed the first step of the goodwill impairment analysis during 2017. In doing so, we determined the fair value to be substantially in excess of the carrying value. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.

In addition to our annual impairment evaluation, we evaluated whether events or circumstances have occurred in the period subsequent to our annual impairment testing and determined it is not more-likely-than-not an impairment loss has occurred. It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between the Company's market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected EBITDA and cash flows sufficient to support the carrying values of the net assets of their respective businesses.
We evaluate our Identified intangibles for impairment annually or more frequently if other events or circumstances indicate the carrying value may be impaired.
See Note 4 for additional information on business combinations, goodwill and other intangible assets.
Investments in Real Estate Ventures
We invest in certain ventures that primarily own and operate commercial real estate on a global basis across a wide array of sectors including retail, residential, and office. Historically, these investments have primarily been co-investments in funds our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of equity ownership interests generally ranging from less than 1% to 10% of the respective ventures and, based upon investment-specific objectives, have generally included five to nine-year investment periods. During the course of investment periods, in many instances the terms of the underlying investment agreements limit the transferability of our ownership interests to distinct events or circumstances, the timing or existence of which cannot be estimated. When in place, such restrictions are a result of our role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments at fair value utilizing information provided by investees, however, as further discussed below, we report certain of our investments under the equity method.
For real estate limited partnerships in which we are a general partner, the entities are generally well-capitalized and grant the limited partners substantive participating rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We account for such general partner interests at fair value or under the equity method.
For limited partnerships in which we are a limited partner, management has concluded we do not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments at fair value or under the equity method.
For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The fair value of these investments as of the balance sheet date is generally determined using net asset value ("NAV") per share (or its equivalent), an unobservable input in the fair value hierarchy, provided by the investee. See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.
For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (i) increased by contributions made and by our share of net income earned by the real estate ventures, and (ii) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on the Consolidated Statements of Comprehensive Income as Equity earnings from real estate ventures.

We evaluate our investments in real estate ventures accounted for under the equity method for other-than-temporary impairment on a quarterly basis, or as events or changes in circumstances warrant such an evaluation. Our evaluations consider the existence of impairment indicators in the underlying real estate assets that compose the majority of our investments. We base such evaluations, in regard to both the investment and the investment’s underlying asset levels, on regular updates to future cash flow models, our share of co-investment cash flows, and factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. If an investment is considered other-than-temporarily impaired, we record the excess of the carrying value over the estimated fair value as an impairment charge.
Impairment charges to write down the carrying value of the real estate assets underlying our investments are generally based on the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value. We recognize our proportionate share of such impairment within Equity earnings from real estate ventures on the Consolidated Statements of Comprehensive Income.
See Notes 5 and 9 for additional information on Investments in real estate ventures.
Deferred Income
Deferred income includes advance payments from customers, where we are not yet able to recognize the related revenue because services have not been rendered or due to contractual requirements.
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") is an important element of our compensation programs. We determine the fair value of RSUs, which are subject only to service requirements, based on the market price of JLL's common stock on the grant date and amortize it on a straight-line basis over the associated vesting period for each separately vesting portion of an award. Effective January 1, 2017, we made an entity-wide election to account for forfeitures as they occur, rather than estimate forfeitures in our determination of periodic compensation expense. Refer to the New Accounting Standards section of this note for additional information on this election.
Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the Jones Lang LaSalle 2017 Stock Award and Incentive Plan ("SAIP"), are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions trigger application of certain elements of ASC Topic 718, Compensation - Stock Compensation, whereby the recognition of compensation expense for restricted stock unit awards granted to employees meeting the age plus service criteria is accelerated such that all expense is recognized by the time these employees are considered retirement eligible.
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

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. The revaluations of our foreign currency forward contracts resulted in a net gain of $11.3 million and net losses of $14.2 million, and $11.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2017.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2017, in part due to the short-term nature of these contracts.
In addition, certain loan commitments and forward sales commitments related to our Warehouse receivables meet the definition of a derivative and are recorded at fair value on the Consolidated Balance Sheets. The estimated fair value of loan commitments includes the fair value of the expected net cash flows associated with servicing of the loan, other net cash flows associated with origination and sale of the loan, and the effects of market interest rate movements. The estimated fair value of forward sale commitments includes the effects of market interest rate movements. Therefore, the effect of market interest rate movements on estimated fair value offset between the loan commitments and the forward sale commitments. Adjustments to fair value related to loan and forward sale commitments are included within Revenue on the Consolidated Statements of Comprehensive Income.
See Note 9 for additional information on derivative financial instruments.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the U.S. using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange as of the balance sheet date with the resulting translation adjustments included as a separate component of equity on the Consolidated Balance Sheets (Accumulated other comprehensive loss) and on the Consolidated Statements of Comprehensive Income (Other comprehensive income-foreign currency translation adjustments).
See Note 15 for additional information on the components of Accumulated other comprehensive loss.
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2017 and 2015, we had net foreign currency losses of $4.8 million and $2.0 million, respectively. For the year ended December 31, 2016, we had a net foreign currency gain of $6.2 million.
The effect of foreign currency exchange rate changes on Cash and cash equivalents is presented as a separate caption in the Consolidated Statements of Cash Flows.
Cash Held for Others
We manage significant amounts of cash and cash equivalents in our role as agent for certain of our investment and property management clients. We do not include such amounts on the Consolidated Balance Sheets.
Taxes Collected from Clients and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is based on a revenue or transaction value (i.e., sales, use, and value added taxes) on a net basis, excluded from revenue, and recorded as current liabilities until paid.

Commitments and Contingencies
We are subject to various claims and contingencies related to disputes, lawsuits, and taxes as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with a loss contingency when a loss is probable and estimable.
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
As a result of the adoption, we recorded a $1.3 million cumulative-effect decrease to beginning retained earnings to recognize the impact of share-based compensation expense previously estimated to be forfeited; there was no material impact to our provision for income taxes in the year ended December 31, 2017.
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
We will apply the full retrospective approach to adopt ASC Topic 606 beginning January 1, 2018. Based upon analyses performed, ASC Topic 606 will result in an acceleration of the timing of revenue recognition for certain transaction commissions and advisory services. These services include variable consideration or other aspects, such as contingencies, that preclude revenue recognition contemporaneous with the satisfaction of our performance obligations within the legacy revenue recognition framework. We do not expect the acceleration of the timing of revenue recognition to have a material impact to our Consolidated Financial Statements.
In addition, implementation of the updated principal versus agent considerations in ASC Topic 606 will result in a significant increase to the proportion of our Property & Facility Management and Project & Development Services contracts accounted for on a gross basis (hereafter "gross contracts"). Under the legacy principal versus agent framework, our evaluations for presentation of a service contract contemplated both performance and payment risk. Contractual provisions with clients and third-party vendors and subcontractors, such as “pay-when-paid”, that substantially mitigate payment risk with respect to on-site personnel and other expenses incurred on our clients’ behalf have historically contributed to the conclusion that the majority of our service contracts being accounted for on a net basis. However, within ASC Topic 606, payment risk is not an evaluation factor; instead, control of the service before transfer to the customer is the focal point of principal versus agent assessments.
Within certain Property & Facility Management and Project & Development Services contracts, we have concluded that we control the services provided by third parties on behalf of clients. Therefore upon adoption of ASC Topic 606, for these service contracts, we will present the expenses incurred on behalf of clients, including costs associated with dedicated on-site personnel, along with the corresponding reimbursement revenue on a gross basis. Based upon evaluations which are ongoing, we estimate our application of the full retrospective approach will result in our full-year 2016 Consolidated Statements of Comprehensive Income reflecting approximately $6.1 billion of additional Revenue and an equal amount of Operating expenses. The increase is primarily associated with Property & Facility Management service contracts in the U.S. Assessment is still ongoing with respect to the impact of ASC Topic 606 on certain Project & Development Services contracts in Asia Pacific; while not expected to be material, the outcome of this assessment could result in a change to the impact mentioned above. We expect the impact for 2017 to be generally consistent with 2016; however, we have not yet completed our assessments.
We do not anticipate a material impact to our other revenue streams beyond what is discussed above.
In addition, we expect the adoption of ASC Topic 606 to result in a material increase to total assets and total liabilities to reflect (i) contract assets and accrued commissions payable recognized upon acceleration of the timing of revenue recognition for certain transaction commissions and advisory services and (ii) nearly balanced receivables and payables relating to Property & Facility Management and Project & Development Services contracts to be reported on a gross basis. In applying the full retrospective method of adoption, the only Consolidated Balance Sheet we will present on a recast basis is that as of December 31, 2017. Consistent with the discussion above, our assessment with respect to the quantitative impact of ASC Topic 606 on our December 31, 2017, Consolidated Balance Sheet is ongoing.

Finally, we expect the adoption of ASC Topic 606 to have a notable increase to the level of detail provided by our disclosures, including further disaggregation of revenue, quantitative and qualitative information about performance obligations, as well as additional balance sheet disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We anticipate the adoption of this ASU will result in an increase to the Consolidated Balance Sheets to reflect right-of-use assets and lease liabilities primarily associated with our real estate leases around the world. However, we have not yet quantified this impact nor the impact associated with non-real estate leases. We continue to evaluate any other effect the guidance will have on our financial statements and related disclosures.

3.	BUSINESS SEGMENTS
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) EMEA, and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of Real Estate Services, including agency leasing and tenant representation, capital markets, property management, facility management, project and development services, energy management and sustainability, construction management, and advisory, consulting and valuation services, including technology solutions. We define "property management" to mean services we provide to non-occupying property investors and "facility management" to mean services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
Operating income represents total revenue less direct and allocated indirect expenses. We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate global platform overhead, which we allocate to the business segments based on the budgeted operating expenses of each segment.
For segment reporting, (i) gross contract costs and (ii) net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses". Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margin, and performance. See Note 2 for additional information on our gross and net accounting policies. In addition, our measure of segment results excludes Restructuring and acquisition charges.
We have reclassified amounts in prior years to conform to the current presentation. Specifically during 2017, we revised our methodology for allocating overhead expenses and certain costs associated with our facility management platform in EMEA to our reporting segments. Reclassifications have not been material and have not affected reported net income or consolidated results.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (i) gross contract costs, (ii) net non-cash MSR and mortgage banking derivative activity, and (iii) Restructuring and acquisition charges. As of December 31, 2017, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is composed of the following:

• Global Chief Executive Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Financial Officer	• Global Head of Capital Markets
• Chief Executive Officers of each of our four business segments	• Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Real Estate Services
Americas
Revenue	$3,354.5	2,965.9	2,605.5
Gross contract costs	(177.1)	(192.0)	(212.1)
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)	0.8
Total fee revenue	3,161.7	2,750.4	2,394.2
Operating expenses:
Compensation, operating and administrative expenses	2,915.7	2,611.7	2,283.5
Depreciation and amortization	97.5	84.3	62.9
Total segment operating expenses	3,013.2	2,696.0	2,346.4
Gross contract costs	(177.1)	(192.0)	(212.1)
Total fee-based segment operating expenses	2,836.1	2,504.0	2,134.3
Segment operating income	$341.3	269.9	259.1
Equity (losses) earnings	(0.2)	1.3	5.8
Total segment income	$341.1	271.2	264.9

EMEA
Revenue	$2,586.0	2,077.5	1,803.1
Gross contract costs	(654.0)	(563.3)	(397.4)
Total fee revenue	1,932.0	1,514.2	1,405.7
Operating expenses:
Compensation, operating and administrative expenses	2,487.4	1,972.7	1,648.1
Depreciation and amortization	44.6	37.4	27.5
Total segment operating expenses	2,532.0	2,010.1	1,675.6
Gross contract costs	(654.0)	(563.3)	(397.4)
Total fee-based segment operating expenses	1,878.0	1,446.8	1,278.2
Segment operating income	$54.0	67.4	127.5
Equity earnings (losses)	0.3	(0.1)	0.8
Total segment income	$54.3	67.3	128.3

Continued: Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Real Estate Services
Asia Pacific
Revenue	$1,636.6	1,352.6	1,160.1
Gross contract costs	(389.5)	(268.2)	(191.8)
Total fee revenue	1,247.1	1,084.4	968.3
Operating expenses:
Compensation, operating and administrative expenses	1,499.9	1,247.2	1,055.8
Depreciation and amortization	22.1	17.3	15.5
Total segment operating expenses	1,522.0	1,264.5	1,071.3
Gross contract costs	(389.5)	(268.2)	(191.8)
Total fee-based segment operating expenses	1,132.5	996.3	879.5
Segment operating income	$114.6	88.1	88.8
Equity earnings	3.2	1.1	0.7
Total segment income	$117.8	89.2	89.5

LaSalle
Revenue	$355.3	407.8	397.0
Operating expenses:
Compensation, operating and administrative expenses	294.6	321.3	306.3
Depreciation and amortization	3.0	2.8	2.2
Total segment operating expenses	297.6	324.1	308.5
Segment operating income	$57.7	83.7	88.5
Equity earnings	41.1	31.5	70.1
Total segment income	$98.8	115.2	158.6

Segment Reconciling Items
Total fee revenue	$6,696.1	5,756.8	5,165.2
Gross contract costs	1,220.6	1,023.5	801.3
Net non-cash MSR and mortgage banking derivative activity	15.7	23.5	(0.8)
Total revenue	$7,932.4	6,803.8	5,965.7
Total segment operating expenses before restructuring and acquisition charges	7,364.8	6,294.7	5,401.8
Operating income before restructuring and acquisition charges	$567.6	509.1	563.9
Restructuring and acquisition charges	30.7	68.5	34.1
Operating income	$536.9	440.6	529.8

Identifiable assets by segment are those assets used by, or result from, each segment's business. Corporate assets are principally cash and cash equivalents, software, and computer hardware. The following table reconciles segment identifiable assets and investments in real estate ventures to consolidated amounts.

	December 31, 2017		December 31, 2016
($ in millions)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$3,774.3	14.5	$4,001.0	10.7
EMEA	2,264.3	3.5	1,864.7	2.8
Asia Pacific	1,139.4	9.6	1,065.3	7.5
LaSalle	548.6	346.9	558.6	334.4
Corporate	287.9	1.7	139.8	—
Consolidated	$8,014.5	376.2	$7,629.4	355.4
The table below reconciles segment property and equipment expenditures to consolidated expenditures.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Real Estate Services:
Americas	$62.6	141.6	55.5
EMEA	44.5	54.2	42.9
Asia Pacific	20.3	16.1	14.4
LaSalle	1.2	67.9	8.4
Corporate	25.1	36.2	27.9
Total capital expenditures (1)	$153.7	316.0	149.1
(1) Included in total capital expenditures for the years ended December 31, 2017, 2016 and 2015, were $2.3 million, $99.8 million, and $1.3 million, respectively, related to acquisition of investment properties by less than wholly-owned consolidated VIEs.
The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE			TOTAL ASSETS
	Year Ended December 31,			December 31,
($ in millions)	2017	2016	2015	2017	2016
United States dollar	$3,251.8	2,948.5	2,536.4	$4,357.3	4,615.3
British pound	1,302.7	1,007.3	915.5	1,209.5	1,005.3
Euro	1,084.5	880.7	748.7	784.4	581.0
Australian dollar	412.4	345.9	303.0	264.1	215.5
Hong Kong dollar	268.8	246.9	186.7	184.0	161.1
Chinese yuan	261.2	196.2	178.6	158.2	147.2
Indian rupee	259.4	216.2	189.4	231.0	182.0
Japanese yen	200.3	199.1	170.0	85.4	89.5
Singapore dollar	147.0	104.0	123.2	160.3	131.8
Other currencies	744.3	659.0	614.2	580.3	500.7
	$7,932.4	6,803.8	5,965.7	$8,014.5	7,629.4
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries represented approximately 6% of our total assets as of both December 31, 2017, and 2016.

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2017 Business Combinations Activity
During the year ended December 31, 2017, we completed five new acquisitions, as presented in the below table. These acquisitions continued to expand our capabilities and increase our presence in key regional markets.

Acquired Company	Quarter of Acquisition	Primary Country	Primary Service Line
Maloney Field Services	Q1	Australia	Advisory, Consulting and Other
Meridian Immobilier SA	Q1	Switzerland	Leasing
Urbis Partners, LLC	Q1	United States	Leasing
Zabel Property AG	Q1	Germany	Capital Markets & Hotels
Integra Realty Resources - Orange County	Q3	United States	Advisory, Consulting and Other
Aggregate terms of these acquisitions included: (i) cash paid at closing of $22.4 million (which excludes $5.6 million in cash acquired), (ii) guaranteed deferred consideration of $1.8 million subject only to the passage of time, and (iii) contingent earn-out consideration of $11.5 million recorded at their respective acquisition date fair value, which we will pay upon satisfaction of certain performance conditions.
A preliminary allocation of this purchase consideration resulted in goodwill of $24.1 million, identifiable intangibles of $9.7 million, and other net assets (acquired assets less assumed liabilities) of $1.9 million. As of December 31, 2017, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for 2017 acquisitions during respective open measurement periods.
During the year ended December 31, 2017, we also paid $50.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $2.4 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Of the $29.7 million of total additions to goodwill in 2017, we expected to amortize and deduct $3.5 million for tax purposes as of December 31, 2017, subject to statutory amortization periods.
2016 Business Combinations Activity
During the year ended December 31, 2016, we completed 28 new acquisitions: 16 located in the Americas, eight located in EMEA, and four located in Asia Pacific.
Aggregate terms of these acquisitions included: (i) cash paid at closing of $483.9 million, (ii) guaranteed deferred consideration of $62.7 million subject only to the passage of time, and (iii) contingent earn-out consideration of $103.3 million recorded at their respective acquisition date fair value, which we will pay upon satisfaction of certain performance conditions.
As of December 31, 2016, a preliminary allocation of this purchase consideration resulted in goodwill of $529.8 million, identifiable intangibles of $104.5 million, and other net assets (acquired assets less assumed liabilities) of $15.6 million. As of December 31, 2016, we had not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, the purchase price allocations for these acquisitions was not final.
During the year ended December 31, 2017, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2016 during their respective open measurement periods. These adjustments resulted in a $5.6 million increase to goodwill, which included a $1.9 million net working capital adjustment payment, and a $0.4 million reduction to identifiable intangibles. As of December 31, 2017, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired; therefore, purchase price allocations for our 2016 acquisitions are final.
During the year ended December 31, 2016, we also paid $53.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. In addition, we paid $2.8 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB.
Of the $539.8 million of total additions to goodwill in 2016, we expected to amortize and deduct $176.4 million for tax purposes as of December 31, 2016, subject to statutory amortization periods.

Earn-Out Payments
As of December 31, 2017, we had the potential to make a maximum of $436.2 million (undiscounted) in earn-out payments on 56 completed acquisitions, subject to the achievement of certain performance criteria. We have accrued $227.1 million, representing the fair value of these obligations as of December 31, 2017, which is included in Short-term earn-out liabilities and Long-term earn-out liabilities within the Consolidated Balance Sheet. Assuming the achievement of the applicable performance criteria, we anticipate these earn-out payments will be made over the next six years. Adjustments to earn-out liabilities in periods subsequent to the completion of acquisitions are reflected in Restructuring and acquisition charges within Consolidated Statements of Comprehensive Income. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
As of December 31, 2016, we had the potential to make a maximum of $435.0 million (undiscounted) in earn-out payments on 52 completed acquisitions, subject to the achievement of certain performance criteria. We accrued $229.6 million, representing the fair value of these obligations as of December 31, 2016.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles of $3,014.3 million as of December 31, 2017 consisted of: (i) goodwill of $2,709.3 million, (ii) identifiable intangibles of $296.2 million amortized over their remaining finite useful lives, and (iii) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, the annual movements in goodwill.

($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2015	$1,161.1	696.2	266.6	17.6	$2,141.5
Additions, net of adjustments	244.3	253.8	41.7	—	539.8
Impact of exchange rate movements	0.7	(98.3)	(2.2)	(2.2)	(102.0)
Balance as of December 31, 2016	1,406.1	851.7	306.1	15.4	2,579.3
Additions, net of adjustments	5.3	17.7	6.7	—	29.7
Impact of exchange rate movements	0.8	88.2	10.2	1.1	100.3
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3

The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
($ in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2015	$171.6	125.5	48.5	14.3	6.3	366.2
Additions, net of adjustments	21.5	41.8	52.5	10.2	—	126.0
Impairments (1)	—	—	—	—	(6.5)	(6.5)
Impact of exchange rate movements	—	(0.2)	(9.9)	(0.3)	0.3	(10.1)
Balance as of December 31, 2016	193.1	167.1	91.1	24.2	0.1	475.6
Additions, net of adjustments (2)	66.6	0.4	3.1	5.8	—	75.9
Adjustment for fully amortized intangibles	(17.9)	(50.7)	(13.6)	(7.9)	(0.1)	(90.2)
Impact of exchange rate movements	—	0.2	8.2	1.2	—	9.6
Balance as of December 31, 2017	$241.8	117.0	88.8	23.3	—	470.9

Accumulated Amortization
Balance as of December 31, 2015	$(8.6)	(88.4)	(32.6)	(9.3)	(0.1)	(139.0)
Amortization expense (3)	(23.7)	(10.8)	(11.0)	(2.3)	—	(47.8)
Impact of exchange rate movements	—	0.5	5.6	0.1	—	6.2
Balance as of December 31, 2016	(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	(180.6)
Amortization expense, net (3)	(40.7)	(13.7)	(14.8)	(2.6)	—	(71.8)
Adjustment for fully amortized intangibles	17.9	50.7	13.6	7.9	0.1	90.2
Impact of exchange rate movements	—	0.4	(3.9)	(0.2)	—	(3.7)
Balance as of December 31, 2017	$(55.1)	(61.3)	(43.1)	(6.4)	—	(165.9)

Net book value as of December 31, 2017	$186.7	55.7	45.7	16.9	—	305.0
(1) In the third quarter of 2016, we fully impaired an indefinite-lived intangible asset related to a 2011 acquisition of an Australian property fund management business.
(2) Included in this amount for MSRs was $10.8 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(3) Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 4.54 years and 3.87 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2017, is presented in the following table.

($ in millions)	MSRs	Other Intangibles	Total
2018	$31.0	$27.9	$58.9
2019	28.2	23.7	51.9
2020	25.7	19.2	44.9
2021	21.9	12.4	34.3
2022	18.9	6.5	25.4
Thereafter	61.0	19.8	80.8
Total	$186.7	$109.5	$296.2

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2017 and 2016, we had Investments in real estate ventures of $376.2 million and $355.4 million, respectively.
Approximately 70% of our investments, as of December 31, 2017, are in 44 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 30% of our Investments in real estate ventures, as of December 31, 2017, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $216.5 million as of December 31, 2017, of which $65.4 million relates to our commitment to LIC II.
Our investments in real estate ventures include investments in entities classified as VIEs, which we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $7.8 million and $7.3 million as of December 31, 2017 and 2016, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL. During the fourth quarter of 2016, we deconsolidated two VIEs due to changes in the decision-making rights of the ownership parties or a reduction in our ownership percentage. The deconsolidation had no material impact on our Consolidated Statement of Comprehensive Income for the year ended December 31, 2016.
Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
($ in millions)	2017	2016
Property and equipment, net	$15.7	13.8
Investments in real estate ventures	12.6	10.3
Other assets (1)	44.4	40.7
Total assets	$72.7	64.8
Other current liabilities (1)	$30.9	35.0
Mortgage indebtedness (included in Other liabilities)	9.2	9.7
Total liabilities	40.1	44.7
Members' equity (included in Noncontrolling interest)	32.6	20.1
Total liabilities and members' equity	$72.7	64.8
(1) Balances primarily represent investment properties and their corresponding liabilities, classified as held-for-sale.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenue (2)	$5.9	6.6	8.5
Operating and other expenses	(4.2)	(7.1)	(3.9)
Gain on sale of investment	—	13.3	1.4
Net income	$1.7	12.8	6.0
(2) Includes $3.3 million for the year ended December 31, 2015, representing our proportionate share of the gain on the sale of real estate by an investment of one of our consolidated VIE's that was accounted for pursuant to the equity method.

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on the Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income, respectively.
The following tables summarize the combined financial information for our unconsolidated real estate ventures (including those held via LIC II) accounted for under equity method or at fair value.

		December 31,
($ in millions)		2017	2016
Balance Sheets:
Investments in real estate, net of depreciation		$17,407.4	14,780.7
Total assets		19,589.7	16,728.2
Mortgage indebtedness		6,170.5	5,480.6
Other borrowings		926.3	502.0
Total liabilities		8,301.1	6,729.7
Total equity		11,288.6	9,998.5

	Year Ended December 31,
($ in millions)	2017	2016	2015
Statements of Operations:
Revenue	$1,319.0	1,266.8	1,473.6
Net income	895.7	874.7	1,179.5
Impairment
Impairment charges on properties held by our investments which were other-than-temporarily impaired aggregated to $1.2 million, $1.7 million, and $6.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Fair Value
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The table below shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Fair value investments as of January 1,	$212.7	155.2	113.6
Investments	33.5	105.8	33.8
Distributions	(37.1)	(62.1)	(9.0)
Change in fair value	28.1	16.6	21.1
Foreign currency translation adjustments, net	5.1	(2.8)	(4.3)
Fair value investments as of December 31,	$242.3	212.7	155.2
See Note 9 for additional discussion of our investments in real estate ventures reported at fair value.

6.	STOCK-BASED COMPENSATION
The SAIP provides for the granting of various stock awards to eligible employees of JLL. Such awards have historically included restricted stock units and options to purchase a specified number of shares of common stock, although we have not granted stock options since 2003. There were approximately 400 thousand shares available for grant under the SAIP as of December 31, 2017. We also have a stock-based compensation plan for our United Kingdom-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods.
Stock-based compensation expense is included within Compensation and benefits expense on the Consolidated Statements of Comprehensive Income. Stock-based compensation expense consisted of the following.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Restricted stock unit awards	$23.8	25.5	20.7
SAYE	1.4	1.4	2.1
Total	$25.2	26.9	22.8
Restricted Stock Unit Awards
Restricted stock unit activity is presented in the below table.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2014	745.3	$90.43
Granted	186.3	159.30
Vested	(196.4)	78.45
Forfeited	(29.2)	94.20
Unvested as of December 31, 2015	706.0	111.78	2.03
Granted	299.3	107.74
Vested	(203.6)	96.37
Forfeited	(50.8)	117.48
Unvested as of December 31, 2016	750.9	113.97	1.71
Granted	188.4	119.08
Vested	(186.5)	99.23
Forfeited	(25.1)	117.07
Unvested as of December 31, 2017	727.7	$118.96	1.24
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of December 31, 2017, we had $23.1 million of unamortized deferred compensation related to unvested restricted stock units, which is anticipated to be recognized over varying periods into 2020.
Shares vested during the years ended December 31, 2017, 2016 and 2015, had grant date fair values of $18.5 million, $19.6 million, and $15.4 million, respectively. Shares granted during the years ended December 31, 2017, 2016 and 2015 had grant date fair values of $22.4 million, $32.2 million and $29.7 million, respectively.

Other Stock-Based Compensation Programs
As previously discussed, we also maintain the SAYE plan, a stock-based compensation plan for our United Kingdom-based employees. There were approximately 240 thousand shares available for grant under the SAYE plan as of December 31, 2017.
Options activity under the SAYE plan is presented in the following table.

	Year Ended December 31,
(options in thousands)	2017	2016
Options granted	85	—
Exercise price - options granted	$90.97	$—

Options exercised	28	20
Weighted average exercise price	$121.70	$70.37
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 133 thousand and 128 thousand options outstanding under the SAYE plan as of December 31, 2017 and 2016, respectively.

7.	RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are included in the accompanying Consolidated Statements of Comprehensive Income. For the years ended December 31, 2017, 2016, and 2015 our employer contributions were $27.8 million, $23.4 million, and $19.3 million, respectively. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements.
We maintain several defined contribution retirement plans for eligible non-U.S. employees. Our contributions to these plans were $25.5 million, $27.2 million, and $29.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Defined Benefit Plans
We maintain four defined benefit pension plans in the United Kingdom, Ireland, and the Netherlands to provide retirement benefits to eligible employees. It is our policy to fund at least the minimum annual contributions required by applicable regulators. We use a December 31 measurement date for our plans.
Effective December 30, 2015 our Netherlands plan was frozen with no expected future service credit as contributions for plan participants are now made to a defined contribution plan. This transition resulted in a plan curtailment as certain obligations of the defined benefit plan, included in the projected benefit obligations and plan asset tables below, remain with the Company. During the year ended December 31, 2017, certain participants in one of our UK plans voluntarily transferred their accumulated benefits out of this plan resulting in plan settlements.
The following table provides detail of Net periodic pension cost (benefit) for these four plans.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Employer service cost - benefits earned during the period	$1.4	2.0	4.7
Interest cost on projected benefit obligation	10.1	12.3	14.5
Expected return on plan assets	(16.5)	(19.5)	(20.9)
Net amortization of deferrals	2.2	0.7	4.3
Curtailment gain	—	—	(0.4)
Plan settlements	2.3	—	—
Recognized actuarial loss	0.2	0.2	0.2
Net periodic pension (benefit) cost	$(0.3)	(4.3)	2.4

The following tables provide reconciliations of projected benefit obligations and plan assets (the net of which represents our funded status), as well as the funded status and accumulated benefit obligations, of our defined benefit pension plans.

($ in millions)
Change in benefit obligation:	2017	2016
Projected benefit obligation, January 1,	$373.9	358.5
Service cost	1.4	2.0
Interest cost	10.1	12.3
Plan settlements	(8.1)	—
Plan participants' contributions	0.1	0.1
Benefits paid	(11.1)	(16.2)
Actuarial (gain) loss	(0.5)	80.7
Changes in currency translation rates	37.0	(62.1)
Other	(0.6)	(1.4)
Projected benefit obligation, December 31,	$402.2	373.9

Change in plan assets:	2017	2016
Fair value of plan assets, January 1,	$364.9	384.9
Actual return on plan assets	18.7	52.6
Plan settlements	(8.1)	—
Plan contributions	8.1	8.4
Benefits paid	(11.1)	(16.2)
Changes in currency translation rates	36.9	(63.4)
Other	(0.5)	(1.4)
Fair value of plan assets, December 31,	$408.9	364.9

Funded status and net amount recognized	$6.7	(9.0)

Accumulated benefit obligation, December 31,	$402.2	373.9
The accumulated benefit obligation was calculated based on the actuarial present value of the vested benefits to which employees are entitled if they terminate their employment immediately.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
($ in millions)	2017	2016
Pension assets (included in Other assets)	$22.4	11.2
Pension liabilities (included in Other liabilities)	(15.7)	(20.2)
Net asset (liability) recognized	$6.7	(9.0)

Actuarial losses	$91.9	90.8
Prior service costs	0.3	0.4
Accumulated other comprehensive loss	$92.2	91.2

The amounts recognized in Other comprehensive income are presented in the table below.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Current year actuarial (gains) losses	$(3.2)	44.2	(25.2)
Reclassification adjustments included in Net periodic pension cost	(4.7)	(0.9)	(4.1)
Change in currency translation rates	8.9	(11.7)	(3.5)
Total	$1.0	31.6	(32.8)
We estimate $2.2 million will be recognized from AOCI into net periodic pension cost (benefit) during 2018.
The ranges of assumptions we used in developing the projected benefit obligation as of December 31 are presented in the following table.

	2017			2016
Discount rate used in determining present values	2.00%	to	2.55%	2.00%	to	2.70%
Annual increase in future compensation levels	0.00%	to	3.75%	0.00%	to	3.65%
The ranges of assumptions we used in determining net periodic cost (benefit) for the years ended December 31 are presented in the following table.

	2017			2016			2015
Discount rate used in determining present values	2.00%	to	2.70%	2.00%	to	3.90%	2.25%	to	3.70%
Annual increase in future compensation levels	0.00%	to	3.65%	0.00%	to	3.50%	0.00%	to	3.50%
Expected long-term rate of return on assets	2.30%	to	4.90%	2.00%	to	5.90%	2.70%	to	5.80%
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
Actual return on plan assets in excess of expected long-term rates of return was the primary driver of the actuarial gains recognized in 2017, while the change in discount rates, compared with the previous year, was the primary driver of actuarial losses recognized in 2016.
Plan assets consist of diversified portfolios principally composed of equity and debt securities. The investments and investment policies of these defined benefit plans are controlled by the trustees of each plan. The primary investment objective of these trusts is to invest plan assets in such a manner that members' benefit entitlements can be paid when they come due. Plan assets are invested with a long-term focus to achieve a return on investment based on levels of liquidity and investment risk which the trustees, in consultation with JLL's management, believe are prudent and reasonable. These trusts set investment target allocations, but generally are not prohibited by us from investing in certain types of assets.

Pension plan assets measured at fair value and cash are presented in the following table with the overall allocation of pension plan assets.

	December 31, 2017				December 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities	$105.7	—	—	$105.7	$112.6		—	$112.6
Debt securities:
Corporate bonds	150.5	5.2	—	155.7	121.3	3.6		124.9
Government and other	17.8	7.5	—	25.3	14.8	2.7	—	17.5
Other	3.6	7.0	31.0	41.6	3.9	2.5	29.2	35.6
Total plan assets at fair value	$277.6	19.7	31.0	328.3	$252.6	8.8	29.2	290.6
Cash & cash equivalents				3.4				6.6
Assets measured at NAV				77.2				67.7
Total plan assets				$408.9				$364.9
Certain investments held by our pension plans are in funds where the fair value is measured using net asset value per share ("NAV") provided by the investment managers. As such, we have excluded such investments from classification in the fair value hierarchy. The underlying investments in funds measured at NAV are primarily equity and debt securities.
The actual asset allocation as of December 31, 2017 and 2016 approximates each plan's target asset allocation percentages.
The Company's defined benefit plan in the Netherlands has its assets invested with a third party insurance company that guarantees the payment of vested benefits under this plan. The valuation of these assets was determined based on future benefits expected to be paid under this plan and is a Level 3 measurement. These assets are included in the Other category in the table above.
We expect to contribute $8.3 million to our defined benefit pension plans in 2018. In addition, pension benefit payments expected to be paid as of December 31, 2017, which reflect expected future service, as appropriate, are presented in the following table.

($ in millions)	Expected future minimum pension benefit payments
2018	$20.5
2019	21.2
2020	21.7
2021	22.4
2022	23.0
2023 to 2027	125.4
Total	$234.2

8.	INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
($ in millions)	2017	2016	2015
U.S. Federal:
Current	$12.2	1.3	30.3
Noncurrent	122.2	—	—
Deferred	(9.2)	(11.1)	17.8
	$125.2	(9.8)	48.1
State and Local:
Current	$5.4	8.2	5.3
Noncurrent	19.1	—	—
Deferred	(7.4)	(4.0)	1.9
	$17.1	4.2	7.2
International:
Current	$141.2	105.4	81.9
Deferred	(15.7)	8.2	(4.4)
	$125.5	113.6	77.5
Total	$267.8	108.0	132.8
Our 2017 income tax expense was significantly impacted by tax legislation enacted in the United States late in the year. On December 22, 2017, the U.S. government enacted tax reform legislation, commonly known as the Tax Cuts and Jobs Act. The legislation results in significant changes to the U.S. corporate income tax system, including (i) a federal corporate rate reduction from 35% to 21%; (ii) transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a transition tax payable over an eight year period for those foreign earnings not previously taxed in the U.S.; (iii) limitations on the deductibility of interest expense and executive compensation; (iv) creation of a new minimum tax otherwise known as the Base Erosion Anti-Abuse Tax; and (v) a requirement that certain income such as Global Intangible Low-Taxed Income earned by a foreign subsidiaries be included in U.S. taxable income.
Of the changes to the U.S. corporate income tax system noted above, the following were reflected in our 2017 income tax provision due to the enactment of the Tax Cuts and Jobs Act in 2017:

1.
The remeasurement of our U.S. deferred tax assets and liabilities as of December 31, 2017 based upon the reduction in the U.S. combined federal and state corporate rate resulting from the U.S. Tax Cuts and Jobs Act. This resulted in an immaterial change to both our U.S. deferred tax assets and liabilities and income tax expense.

2.
We recorded additional income tax expense of $141.3 million within our 2017 income tax provision (noncurrent) representing our provisional estimate of the transition tax. The estimate recorded is provisional as the final liability, which will be paid over an eight-year period beginning in 2019, relies on certain inputs that are currently unable to be finalized. Those inputs include, but are not limited to:

a.	The effect of payments of certain accruals in 2018;

b.	Forthcoming regulatory guidance; and

c.	Final review of historical tax attributes.
The SEC staff issued guidance on accounting for the tax effects of the Tax Cuts and Jobs Act, including allowing a one-year measurement period for companies to complete the accounting. It is expected that all computations will be completed in advance of the expiration of the one-year measurement period. Adjustments to the provisional expense may be made during this period.
With respect to Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income, we will treat any associated income tax as a period cost such that we will record an expense provision for any year we are subject to the taxes.

In 2017 and 2015, our current tax expense was reduced by $3.0 million and $16.8 million, respectively, and our deferred tax expense increased by a corresponding amount, due to the utilization of net operating loss carryovers. In 2016, our current tax expense was increased by $21.8 million due to the generation of net operating loss carryovers.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2017		2016		2015
Income tax expense at statutory rates	$183.8	35.0%	$154.8	35.0%	$202.7	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	(0.4)	(0.1)	2.8	0.6	5.9	1.0
Amortization of goodwill and other intangibles	(6.7)	(1.3)	(5.7)	(1.3)	(5.1)	(0.9)
Nondeductible expenses	7.0	1.3	6.7	1.5	5.4	0.9
International earnings taxed at various rates	(68.7)	(13.1)	(59.1)	(13.4)	(57.0)	(9.8)
Valuation allowances	5.8	1.1	8.3	1.9	(4.7)	(0.8)
Recognition of tax benefit, net of nondeductible indemnification asset write-off	—	—	—	—	(8.3)	(1.4)
Transition tax due to U.S. tax reform	141.3	26.9	—	—	—	—
Other, net	5.7	1.2	0.2	0.1	(6.1)	(1.1)
Total	$267.8	51.0%	$108.0	24.4%	$132.8	22.9%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 95 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. All of those countries had income tax rates lower than the combined U.S. federal and state income tax rate in 2017.
With respect to jurisdictions in which we operate with very low tax rates (those with effective national and local combined tax rates of 25% or lower), income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (19.25%), and the Netherlands (25%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. Other very low rate tax jurisdictions with meaningful contributions to the international earnings line item in our effective tax rate reconciliation include Cyprus (12.5%), Poland (19%), Switzerland (21.17%), and The People's Republic of China (25%). In the aggregate, these very low rate jurisdictions contributed over two-thirds of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. statutory rate in 2017. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.
In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2017 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, which represents a difference of 10% or more from the U.S. federal statutory income tax rate.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Domestic	$54.8	57.2	132.1
International	470.3	385.2	447.0
Total	$525.1	442.4	579.1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
($ in millions)	2017	2016	2015
Deferred tax assets attributable to:
Accrued expenses	$230.6	224.2	170.5
U.S. federal and state loss and credit carryovers	15.2	21.7	6.6
Allowances for uncollectible accounts	16.5	12.7	7.1
International loss carryovers	134.8	118.1	121.0
Investments in real estate ventures	—	—	26.9
Pension liabilities	20.4	18.2	12.6
Other	—	7.4	—
Deferred tax assets	417.5	402.3	344.7
Less: valuation allowances	(59.7)	(51.7)	(51.7)
Net deferred tax assets	$357.8	350.6	293.0

Deferred tax liabilities attributable to:
Property and equipment	$17.9	24.3	0.6
Intangible assets	121.6	152.8	123.9
Income deferred for tax purposes	4.1	2.1	2.2
Investment in real estate ventures	2.0	11.9	—
Other	7.0	0.1	0.4
Deferred tax liabilities	$152.6	191.2	127.1
Net deferred taxes	$205.2	159.4	165.9
As of December 31, 2017, we do not have any amount of unremitted foreign earnings of international subsidiaries upon which to provide a deferred tax liability, as we recognized the transition tax enacted by the U.S. in December 2017. We continue to intend to permanently reinvest such earnings outside of the U.S.
As of December 31, 2017, we do not have any available U.S. federal net operating loss carryover. We have U.S. state net operating loss carryovers of $15.1 million, which expire at various dates through 2037, and international net operating loss carryovers of $626.4 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2016 to 2017 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2017, we believe it is more-likely-than-not the net deferred tax assets of $205.2 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends, and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2017, we reduced valuation allowances by $8.0 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $12.1 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of the movement in valuation allowances comparing December 31, 2017 to December 31, 2016 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2017, our net current receivable for income tax was $35.9 million, consisting of a current receivable of $144.7 million and current payable of $108.8 million, and our net noncurrent liability was $177.6 million, consisting of a noncurrent payable. As of December 31, 2016, our net current receivable for income tax was $40.7 million, consisting of a current receivable of $121.1 million and a current payable of $80.4 million, and our net noncurrent liability was $24.3 million, consisting of a noncurrent payable.

JLL or one or more of our subsidiaries files income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia, and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain, and 81 other countries. Generally, the Company's open tax years include those from 2013 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2017, JLL was under examination in the UK, France, India, Indonesia, the Philippines, and Thailand. In the United States, JLL was under examination by the Internal Revenue Service and in the following states: Massachusetts, Minnesota, New Jersey, and New York.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

($ in millions)	2017	2016
Balance as of January 1	$37.6	28.3
Additions based on tax positions related to the current year	8.0	10.8
Increase/(Decrease) related to tax positions of prior years	3.8	(1.5)
Lapse of statute of limitations	—	—
Balance as of December 31	$49.4	37.6
We believe it is reasonably possible matters for which we have recorded $2.0 million of unrecognized tax benefits as of December 31, 2017, will be resolved during 2018. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2017, and 2015, we recognized $1.1 million and $0.1 million in interest expense and no penalties. During the year ended December 31, 2016, we recognized no interest expense or penalties. We had approximately $2.8 million and $1.7 million of accrued interest related to income taxes as of December 31, 2017 and 2016, respectively.

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
We had no transfers among levels of the fair value hierarchy during the years ended December 31, 2017 and 2016. Our policy is to recognize transfers at the end of quarterly reporting periods.
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

We estimated the fair value of our Long-term debt as $712.6 million and $284.9 million as of December 31, 2017 and 2016, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $690.6 million and $272.7 million as of December 31, 2017 and 2016, respectively, which included debt issuance costs of $4.3 million and $2.3 million, respectively.
Investments in Real Estate Ventures at Fair Value - Net Asset Value ("NAV")
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (ii) consideration of market demand for the specific types of real estate assets held by each venture, and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2017 and 2016, investments in real estate ventures at fair value using NAV were $195.0 million and $169.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2017			2016
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$47.3	—	—	43.7	—	—
Foreign currency forward contracts receivable	—	13.2	—	—	8.7	—
Warehouse receivables	—	317.5	—	n/a	n/a	n/a
Deferred compensation plan assets	—	229.7	—	—	173.0	—
Mortgage banking derivative assets	—	—	19.0	—	—	31.4
Total assets at fair value	$47.3	560.4	19.0	43.7	181.7	31.4
Liabilities
Foreign currency forward contracts payable	$—	1.9	—	—	22.9	—
Deferred compensation plan liabilities	—	228.4		—	169.5	—
Earn-out liabilities	—	—	227.1	—	—	229.6
Mortgage banking derivative liabilities	—	—	10.3	—	—	15.9
Total liabilities at fair value	$—	230.3	237.4	—	192.4	245.5
Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on the Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. As of December 31, 2017 and 2016, these contracts had a gross notional value of $2.43 billion ($1.82 billion on a net basis) and $1.90 billion ($1.39 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $13.2 million asset as of December 31, 2017 was composed of gross contracts with receivable positions of $14.4 million and payable positions of $1.2 million. The $1.9 million liability position as of December 31, 2017 was composed of gross contracts with receivable positions of $2.3 million and payable positions of $4.2 million. As of December 31, 2016, the $8.7 million asset was composed of gross contracts with receivable positions of $8.9 million and payable positions of $0.2 million. The $22.9 million liability position as of December 31, 2016, was composed of gross contracts with receivable positions of $1.3 million and payable positions of $24.2 million.
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. See Note 2, Summary of Significant Accounting Policies, for additional discussion on our election of the fair value option for Warehouse receivables. As of December 31, 2017 and 2016, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2017 as Deferred compensation plan assets of $229.7 million, long-term deferred compensation plan liabilities of $228.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2016 as Deferred compensation plan assets of $173.0 million, long-term deferred compensation plan liabilities of $169.5 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million.
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our Earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. An increase to a probability of achievement would result in a higher fair value measurement. See Note 4, Business Combinations, Goodwill and Other Intangibles, for additional discussion of our Earn-out liabilities.
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
The fair value of our rate lock commitments to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan and the effects of interest rate movements between the date of the IRLC and the balance sheet date based on applicable published U.S. Treasury rates.
The fair value of our forward sales contracts to prospective investors considers the market price movement of a similar security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Both the rate lock commitments to prospective borrowers and the forward sale contracts to prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Consolidated Statements on Comprehensive Income.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

($ in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of December 31, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	13.7	—	75.7	(96.2)	8.7
Earn-out liabilities	229.6	1.9	8.4	11.4	(24.2)	227.1

($ in millions)	Balance as of December 31, 2015	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of December 31, 2016
Mortgage banking derivative assets and liabilities, net	$—	6.2	—	22.6	(13.3)	15.5
Earn-out liabilities	127.3	13.5	(8.7)	103.3	(5.8)	229.6
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three-year period ended December 31, 2017. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

	December 31,
($ in millions)	2017	2016
Short-term borrowings:
Local overdraft facilities	$45.4	31.6
Other short-term borrowings	32.0	57.9
Total short-term borrowings	77.4	89.5
Credit facility, net of debt issuance costs of $15.3 and $19.6	(15.3)	905.4
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $2.0 and $2.3	273.0	272.7
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.2 and $0.0	208.8	—
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $0.0	208.8	—
Total debt	$752.7	1,267.6
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on June 21, 2021. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $9.0 million and $18.2 million as of December 31, 2017 and 2016, respectively. The average outstanding borrowings under the Facility were $888.5 million and $981.6 million during the years ended December 31, 2017 and 2016, respectively.
The pricing on the Facility ranges from LIBOR plus 0.95% to 2.05%, with pricing as of December 31, 2017, at LIBOR plus 1.05%. The effective interest rates on our Facility were 2.0% and 1.5% during the years ended December 31, 2017 and 2016, respectively.
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

As of December 31, 2017, our issuer and senior unsecured ratings are investment grade: Baa1 (stable outlook) from Moody’s Investors Service, Inc. and BBB (stable outlook) from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2017.
Warehouse Facilities

	December 31, 2017		December 31, 2016
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 24, 2018 (1)	$156.4	375.0	135.2	275.0
LIBOR plus 1.35%, expires September 29, 2018 (2)	74.8	375.0	314.7	650.0
LIBOR plus 1.5%, expires August 31, 2018 (3)	—	100.0	15.0	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	79.2	n/a	116.1	n/a
Gross warehouse facilities	310.4	850.0	581.0	1,025.0
Debt issuance costs	(1.2)	n/a	(0.9)	n/a
Total warehouse facilities	$309.2	850.0	580.1	1,025.0
(1) In 2017, we extended the Warehouse facility; previously, the facility had a maximum capacity of $275.0 million and a maturity date of September 25, 2017.
(2) In 2017, we extended the Warehouse facility; previously, the facility had a maximum capacity of $250.0 million and a maturity date of September 22, 2017. In addition, we negotiated a change to the interest rate on the Warehouse facility; the facility previously had an interest rate of LIBOR plus 1.4%.
(3) In 2017, we extended the Warehouse facility; previously, the facility had a maturity date of March 31, 2017. In addition, we negotiated a change to the interest rate on the Warehouse facility; the facility previously had an interest rate of LIBOR plus 1.6%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans, and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of December 31, 2017.
As a supplement to our lines of credit, we have an uncommitted facility with Fannie Mae under its As Soon As Pooled ("ASAP") funding program. After origination, we sell certain warehouse receivables to Fannie Mae; the proceeds are used to repay the original lines of credit used to fund the loan. The ASAP funding program requires us to repurchase these loans, generally within 45 days, followed by an immediate, ultimate, sale back to Fannie Mae. The difference between the price paid upon the original sale to Fannie Mae and the ultimate sale reflects borrowing costs.

11.	LEASES
We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements. Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years and thereafter, as of December 31, 2017, are presented in the below table.

($ in millions)
2018	$173.1
2019	158.0
2020	134.6
2021	116.6
2022	87.6
Thereafter	301.0
Total	$970.9
The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases was $16.9 million as of December 31, 2017.
Total rent expense, including office space and other rentals, was $197.3 million, $170.4 million and $141.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12.	TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $231.3 million, $251.3 million, and $195.1 million for 2017, 2016 and 2015, respectively, as well as receivables of $63.4 million and $20.3 million as of December 31, 2017 and 2016, respectively, related to transactions with affiliates. These primarily relate to transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table. Such amounts are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.

	December 31,
($ in millions)	2017	2016
Loans related to co-investments (1)	$11.4	16.0
Advances, travel and other (2)	178.1	169.5
Total	$189.5	185.5
(1) These nonrecourse loans have been made to allow employees the ability to participate in investment fund opportunities.
(2) Consists primarily of commissions and other compensation advances to employees that are amortized to Compensation and benefits based on performance over required service periods.
The Company does not extend credit or provide personal loans to any director or executive officer of JLL.

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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on the Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.0 million and $1.3 million as of December 31, 2017 and 2016, respectively, and are included in Notes and other receivables and Long-term receivables on the Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

($ in millions)
December 31, 2014	$9.2
New claims	2.9
Prior year claims adjustments	7.8
Claims paid	(0.7)
December 31, 2015	19.2
New claims	8.0
Prior year claims adjustments	—
Claims paid	(19.9)
December 31, 2016	7.3
New claims	21.0
Prior year claims adjustments	1.4
Claims paid	(3.0)
December 31, 2017	$26.7
As a lender in the Fannie Mae DUS program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of December 31, 2017 and 2016, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $8.0 billion and $5.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of December 31, 2017 and 2016, loan loss accruals were $16.0 million and $12.2 million, respectively, and are included in Other liabilities on the Consolidated Balance Sheets.

14.	RESTRUCTURING AND ACQUISITION CHARGES
For the years ended December 31, 2017, 2016 and 2015, we recognized Restructuring and acquisition charges of $30.7 million, $68.5 million and $34.1 million, respectively.
For the year ended December 31, 2017, we recognized $1.9 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2016, we recognized $6.5 million related to the write-off of an indefinite-lived intangible asset that arose from prior period acquisition activity and $13.5 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2015, we recognized $12.8 million related to the write-off of an indemnification asset that arose from prior period acquisition activity and $2.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity.
In all periods, the remaining charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (ii) lease exit charges, and (iii) other acquisition and integration-related charges. The following table shows the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments individually noted above.

($ in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition Costs	Total
December 31, 2014	$3.0	4.2	0.4	$7.6
Accruals	1.7	1.6	15.6	18.9
Payments made	(2.0)	(0.1)	(15.8)	(17.9)
December 31, 2015	2.7	5.7	0.2	8.6
Accruals	28.0	0.3	20.2	48.5
Payments made	(11.0)	(0.5)	(14.6)	(26.1)
December 31, 2016	19.7	5.5	5.8	31.0
Accruals	21.6	1.3	5.9	28.8
Payments made	(27.1)	(1.1)	(10.3)	(38.5)
December 31, 2017	$14.2	5.7	1.4	$21.3
We expect the majority of accrued severance and employment-related charges and other accrued acquisition costs as of December 31, 2017 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

($ in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(35.8)	(300.5)	(336.3)
Other comprehensive loss before reclassification	(33.6)	(181.9)	(215.5)
Amounts reclassified from AOCI after tax expense of $0.2, $- and $0.2	0.7	—	0.7
Other comprehensive loss after tax benefit of $10.4, $- and $10.4	(32.9)	(181.9)	(214.8)
Balance as of December 31, 2016	(68.7)	(482.4)	(551.1)
Other comprehensive income before reclassification	4.4	201.1	205.5
Amounts reclassified from AOCI after tax expense of $0.9, $- and $0.9	3.8	—	3.8
Other comprehensive income after tax benefit of $0.3, $- and $0.3	8.2	201.1	209.3
Balance as of December 31, 2017	$(60.5)	(281.3)	(341.8)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Compensation and benefits within the Consolidated Statements of Comprehensive Income.
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
Income Taxes
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful. We account for the cumulative catch-up impact of any change in estimated effective tax rate our business realizes in the quarter a change is made. Tax expense for the fourth quarter of 2017 reflected an additional $141.3 million, which represents the Company's provisional estimate of the transition tax on (i) deemed repatriated earnings of foreign subsidiaries and (ii) the remeasurement of U.S. deferred tax assets in response to the enactment of the Tax Cuts and Jobs Act in December 2017.

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
JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2017 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Revenue:
Real Estate Services:
Americas	$722.8	791.8	796.7	1,043.2	$3,354.5
EMEA	499.5	592.4	635.2	858.9	2,586.0
Asia Pacific	304.7	377.7	413.0	541.2	1,636.6
LaSalle Investment Management	88.2	72.8	102.1	92.2	355.3
Total revenue	1,615.2	1,834.7	1,947.0	2,535.5	7,932.4

Operating expenses:
Real Estate Services:
Americas	685.3	716.8	723.3	887.8	3,013.2
EMEA	528.9	583.4	633.0	786.7	2,532.0
Asia Pacific	300.4	360.2	388.8	472.6	1,522.0
LaSalle Investment Management	73.8	64.6	80.4	78.8	297.6
Plus:
Restructuring charges	4.5	5.4	3.4	17.4	30.7
Total operating expenses	1,592.9	1,730.4	1,828.9	2,243.3	7,395.5

Operating income	22.3	104.3	118.1	292.2	536.9

Net income attributable to common shareholders	$10.8	78.2	86.6	78.2	$253.8

Basic earnings per common share (1)	$0.24	1.73	1.91	1.73	$5.60

Diluted earnings per common share	$0.24	1.71	1.89	1.71	$5.55
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. As a result, quarterly earnings per common share may not sum to the total for the full year.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2016 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Revenue:
Real Estate Services:
Americas	$603.5	672.9	771.1	918.4	$2,965.9
EMEA	369.4	481.3	522.7	704.1	2,077.5
Asia Pacific	263.4	322.4	331.1	435.7	1,352.6
LaSalle Investment Management	100.5	127.0	80.3	100.0	407.8
Total revenue	1,336.8	1,603.6	1,705.2	2,158.2	6,803.8

Operating expenses:
Real Estate Services:
Americas	571.1	622.2	707.3	795.2	2,695.8
EMEA	385.2	465.8	523.5	635.6	2,010.1
Asia Pacific	264.6	303.3	313.5	383.2	1,264.6
LaSalle Investment Management	78.9	88.1	71.9	85.3	324.2
Plus:
Restructuring charges	7.6	10.3	18.0	32.6	68.5
Total operating expenses	1,307.4	1,489.7	1,634.2	1,931.9	6,363.2

Operating income	29.4	113.9	71.0	226.3	440.6

Net income attributable to common shareholders	$25.7	78.8	48.0	165.3	$317.8

Basic earnings per common share	$0.57	1.75	1.06	3.66	$7.04

Diluted earnings per common share (1)	$0.56	1.73	1.05	3.62	$6.98
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. As a result, quarterly earnings per common share may not sum to the total for the full year.

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
Based on management's evaluation as of December 31, 2017, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2017.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the material in Jones Lang LaSalle's Proxy Statement for the 2018 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Directors and Corporate Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I, Item 1 of this Annual Report on Form 10-K.
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

	December 31, 2017
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	728	$118.96	396
ESPP (2)	n/a	n/a	113
Subtotal	728		509
Equity compensation plans not approved by security holders
SAYE (3)	133	102.26	243
Total	861		752

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this filing and elsewhere (such as in reports, other filings with the SEC, press releases, presentations and communications by JLL or its management and written and oral statements) regarding, among other things, future financial results and performance, achievements, plans and objectives, and dividend payments may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause JLL's actual results, performance, achievements, plans and objectives, and dividends to be materially different from any of the future results, performance, achievements, plans and objectives, and dividends expressed or implied by such forward-looking statements.
We discuss those risks, uncertainties and other factors in (i) this report in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements; and elsewhere, and (ii) the other reports we file with the SEC.
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
Moreover, there can be no assurance future dividends will be declared since the actual declaration of future dividends (and the establishment of record and payment dates) remains subject to final determination by the Company's Board of Directors.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2018.

JONES LANG LASALLE INCORPORATED

By	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2018.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

Director
Hugo Bagué

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Dame DeAnne Julius	Director
Dame DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Shailesh Rao	Director
Shailesh Rao

/s/ Christie B. Kelly	Executive Vice President and Chief Financial Officer
Christie B. Kelly	(Principal Financial Officer)

/s/ Louis F. Bowers	Executive Vice President and Global Controller
Louis F. Bowers	(Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2
Second Amended and Restated Bylaws of the Registrant effective as of November 3, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145)

10.1
Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2
2017 Stock Award and Incentive Plan effective as of May 31, 2017 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2017 and incorporated by reference to Schedule 14A filed on April 21, 2017 (File No. 001-13145))

10.3
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.4
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

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

10.7
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.8
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.9
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.10
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of May 28, 2016 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.11
Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 15, 2015).

10.12
Letter Agreement dated May 15, 2013 between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2013 (File No. 001-13145))

10.13
Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.14
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

101*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

INTERNATIONAL INTEGRATED REPORTING COUNCIL CROSS REFERENCE
The table below provides a cross reference to the requirements of The International Framework (the "Framework") issued by the International Integrated Reporting Council ("IIRC") (December, 2013 Version) and the Location of the Responses in the Jones Lang LaSalle Annual Report on Form 10-K.

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	23	Integrated Reporting
1.17-1.18	Application of the Framework	148	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	24	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	15, 16	Thinking Beyond, Strategic Framework
3.6	Connectivity of information	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.10	Stakeholder relationships	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
3.17	Materiality	18	Competition; Distinguishing Attributes and Competitive Differentiators
3.36	Conciseness		Throughout
3.39	Reliability and completeness	3, 30	Company Overview; Part I, Item 1A: Risk Factors
3.54	Consistency and comparability	61	Part II, Item 6: Selected Financial Data
		64	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	3, 12, 18	Company Overview; Competition; Distinguishing Attributes and Competitive Differentiators; Industry Trends
4.8	Governance	27	Global Governance Structure; Corporate Governance; Code of Business Ethics, Corporate Sustainability and related matters
4.10	Business model	14	Sustaining our Enterprise: A Business Model that Combines Capitals to Create Stakeholder Value
4.23	Risks and opportunities	30	Part I, Item 1A: Risk Factors
4.27	Strategy and resource allocation	15, 16	Thinking Beyond, Strategic Framework
4.30	Performance	61	Part II, Item 6: Selected Financial Data
		64	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	15, 16, 30	Thinking Beyond, Strategic Framework; Part I, Item 1A: Risk Factors
4.40	Basis of preparation and presentation	24	Integrated Reporting: Responsibility for Integrated Reporting