Form 10-Q
period 2018-03-31
JONES LANG LASALLE INC
filed 2018-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
Or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 3, 2018 was 45,491,029.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in millions, except share and per share data) (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$292.8	268.0
Trade receivables, net of allowances of $55.4 and $51.3	1,475.5	1,739.4
Notes and other receivables	339.9	385.3
Reimbursable receivables	1,288.6	1,263.3
Warehouse receivables	419.6	317.5
Short-term contract assets	209.7	178.4
Prepaid & other	363.4	389.1
Total current assets	4,389.5	4,541.0
Property and equipment, net of accumulated depreciation of $544.2 and $514.9	561.9	543.9
Goodwill	2,746.2	2,709.3
Identified intangibles, net of accumulated amortization of $183.2 and $165.9	300.1	305.0
Investments in real estate ventures, including $233.5 and $242.3 at fair value	381.0	376.2
Long-term receivables	174.1	164.7
Deferred tax assets, net	235.4	229.1
Deferred compensation plan	251.1	229.7
Other	164.9	155.5
Total assets	$9,204.2	9,254.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$979.7	993.1
Reimbursable payables	881.1	1,022.6
Accrued compensation & benefits	976.9	1,419.1
Short-term borrowings	95.1	77.4
Short-term contract liabilities and deferred income	169.2	155.4
Short-term acquisition-related obligations	76.4	80.1
Warehouse facilities	406.4	309.2
Other	253.5	256.8
Total current liabilities	3,838.3	4,313.7
Credit facility, net of debt issuance costs of $14.2 and $15.3	310.8	(15.3)
Long-term debt, net of debt issuance costs of $4.2 and $4.3	702.0	690.6
Deferred tax liabilities, net	23.9	63.2
Deferred compensation	271.7	259.0
Long-term acquisition-related obligations	220.5	228.9
Other	361.3	332.3
Total liabilities	5,728.5	5,872.4
Redeemable noncontrolling interest	—	3.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,490,438 and 45,373,817 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,040.0	1,037.3
Retained earnings	2,689.3	2,649.0
Shares held in trust	(6.0)	(5.9)
Accumulated other comprehensive loss	(289.0)	(340.8)
Total Company shareholders’ equity	3,434.8	3,340.1
Noncontrolling interest	40.9	38.1
Total equity	3,475.7	3,378.2
Total liabilities and equity	$9,204.2	9,254.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2018	2017
Revenue:
Revenue before reimbursements	$1,891.1	1,616.3
Reimbursements	1,664.1	1,501.4
Total revenue	3,555.2	3,117.7
Operating expenses:
Compensation and benefits	1,097.2	977.6
Operating, administrative and other	697.3	579.5
Reimbursed expenses	1,664.1	1,501.4
Depreciation and amortization	42.1	39.3
Restructuring and acquisition charges	0.7	4.5
Total operating expenses	3,501.4	3,102.3
Operating income	53.8	15.4
Interest expense, net of interest income	13.8	13.0
Equity earnings from real estate ventures	13.6	5.6
Other income	2.5	1.0
Income before income taxes and noncontrolling interest	56.1	9.0
Provision for income taxes	13.5	1.3
Net income	42.6	7.7
Net income attributable to noncontrolling interest	2.3	0.5
Net income attributable to the Company	40.3	7.2
Net income attributable to common shareholders	$40.3	7.2
Basic earnings per common share	$0.89	0.16
Basic weighted average shares outstanding (in 000's)	45,443	45,258
Diluted earnings per common share	$0.88	0.16
Diluted weighted average shares outstanding (in 000s)	45,905	45,689
Net income attributable to the Company	$40.3	7.2
Foreign currency translation adjustments	51.8	61.2
Comprehensive income attributable to the Company	$92.1	68.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	40.3	—	—	2.3	42.6
Shares issued under stock-based compensation programs	172,157	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(55,536)	—	(8.7)	—	—	—	—	(8.7)
Amortization of stock-based compensation	—	—	8.8	—	—	—	—	8.8
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	51.8	—	51.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
March 31, 2018	45,490,438	$0.5	1,040.0	2,689.3	(6.0)	(289.0)	40.9	$3,475.7
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2018	2017
Cash flows used in operating activities:
Net income	$42.6	7.7
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	12.6	11.8
Other adjustments, net	29.7	51.6
Changes in working capital, net	(343.5)	(282.7)
Net cash used in operating activities	(258.6)	(211.6)
Cash flows used in investing activities:
Net capital additions – property and equipment	(41.6)	(31.6)
Acquisition of investment properties (less than wholly-owned)	(34.9)	—
Proceeds from the sale of assets (less than wholly-owned)	17.2	—
Business acquisitions, net of cash acquired	(8.7)	(16.6)
Capital contributions to real estate ventures	(8.7)	(9.5)
Distributions of capital from real estate ventures	16.1	10.2
Other, net	0.6	(2.2)
Net cash used in investing activities	(60.0)	(49.7)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	925.0	1,157.0
Repayments of borrowings under credit facility	(600.0)	(907.0)
Payments of deferred business acquisition obligations and earn-outs	(10.8)	(10.1)
Other, net	27.6	(23.0)
Net cash provided by financing activities	341.8	216.9
Effect of currency exchange rate changes on cash and cash equivalents	2.0	4.1
Net change in cash, cash equivalents and restricted cash	25.2	(40.3)
Cash, cash equivalents and restricted cash, beginning of the period	471.7	454.0
Cash, cash equivalents and restricted cash, end of the period	$496.9	413.7
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$204.1	190.6
Cash paid during the period for:
Interest	$7.1	8.0
Income taxes, net of refunds	34.1	30.8
Non-cash investing activities:
Business acquisitions, including contingent consideration	$1.7	9.6
Non-cash financing activities:
Deferred business acquisition obligations	$—	1.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified or recast certain prior-year amounts in conjunction with the adoption of new accounting standards and to conform to the current year presentation. Refer to Note 2, New Accounting Standards, for additional information.
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
As a result of the items mentioned above, the results for the periods ended March 31, 2018 and 2017 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the employer service cost component from the other components of net periodic pension cost. The primary impact for JLL is the requirement to present the components of net periodic pension cost that do not represent the employer service cost outside of the subtotal "Operating income" on the Condensed Consolidated Statements of Comprehensive Income. As full retrospective application is required, we recast our comparative information, reclassifying the components of net periodic pension cost, other than the employer service cost component, from Compensation and benefits expense to Other income on the Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2017, the amount reclassified was a benefit of $1.0 million. The adoption of ASU 2017-07 had no impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows. Refer to the table below for the impact of adopting this ASU on our comparative Condensed Consolidated Statement of Comprehensive Income.
Effective January 1, 2018, we adopted ASU No. 2016-18, Restricted Cash, which addresses classification and presentation of changes in restricted cash on the statement of cash flows. Specifically, this ASU requires a statement of cash flows to explain the changes during the period in cash, cash equivalents, and amounts reported as restricted cash or restricted cash equivalents. The primary effect of the adoption was the inclusion of restricted cash along with cash and cash equivalents in reconciling the beginning and ending total amounts shown on the Condensed Consolidated Statements of Cash Flows. We adopted this ASU on a full retrospective basis. Restricted cash is included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers; in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), as discussed below, amends and comprises ASC Topic 606, Revenue from Contracts with Customers. These ASUs, and other related ASUs, replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP"). Effective January 1, 2018, we adopted ASC Topic 606 on a full retrospective basis.
The adoption of ASC Topic 606 resulted in an acceleration of the timing of revenue recognition for certain brokerage-related transaction commissions and advisory services. These items include variable consideration or other aspects, such as contingencies, that precluded revenue recognition contemporaneous with the satisfaction of our performance obligations within the previous revenue recognition framework. The acceleration of the timing of revenue recognition also resulted in the acceleration of expense recognition relating to direct commissions expense payable to brokers.
Implementation of the updated principal versus agent considerations in ASC Topic 606 resulted in a significant increase to the proportion of our Property & Facility Management and Project & Development Services contracts accounted for on a gross basis (hereafter “gross contracts”). Under the previous principal versus agent framework, our evaluations for presentation of a service contract contemplated both performance and payment risk. Contractual provisions with clients and third-party vendors and subcontractors, such as “pay-when-paid”, that substantially mitigate payment risk with respect to on-site personnel and other expenses incurred on our clients’ behalf have historically resulted in the majority of our service contracts being accounted for on a net basis. However, within ASC Topic 606, payment risk is not an evaluation factor; instead, control of the service before transfer to the customer is the focal point of current principal versus agent assessments. As a result, we determined that costs associated with all client-dedicated JLL personnel, even when directly reimbursed by clients, and arrangements where we control the services provided by a third-party prior to the transfer to the customer will now be presented on a gross basis. The incremental expenses and corresponding revenue recognized as a result of the adoption of the new principal versus agent framework are presented in new financial statement captions, Reimbursed expenses and Reimbursements, respectively, in our Condensed Consolidated Statements of Comprehensive Income. We have reclassified such reimbursable activity in our comparative financial statements for comparability.

Finally, the adoption of ASC Topic 606 resulted in a material increase to total assets and total liabilities to reflect (i) contract assets and accrued commissions payable recognized upon acceleration of the timing of revenue recognition for certain transactions commissions and advisory services and (ii) assets and liabilities relating to service contracts now reported on a gross basis. Balance sheet activity associated with contracts now reported on a gross basis is most prominently reflected within Reimbursable receivables and Reimbursable payables, new financial statement captions following our adoption of ASC Topic 606. We have reclassified reimbursable activity in our comparative financial statements for comparability.
The impact of adopting new accounting pronouncements on a retrospective basis to the Consolidated Balance Sheet as of December 31, 2017, and Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017, were as follows (for impacted financial statement captions):

(in millions)	Published December 31, 2017 (audited)	Adjustment due to ASC Topic 606	As Restated December 31, 2017 (unaudited)
Assets
Trade receivables, net of allowances(1)	$2,118.1	(378.7)	$1,739.4
Note and other receivables(1)	393.6	(8.3)	385.3
Reimbursable receivables	n/a	1,263.3	1,263.3
Short-term contract assets	n/a	178.4	178.4
Prepaid & other current assets(2)	257.7	131.4	389.1
Long-term receivables	168.6	(3.9)	164.7
Other assets	97.8	57.7	155.5
Liabilities and equity
Accounts payable and accrued liabilities(1)	$1,011.6	(18.5)	$993.1
Reimbursable payables	n/a	1,022.6	1,022.6
Accrued compensation & benefits	1,309.0	110.1	1,419.1
Short-term contract liabilities and deferred income(1)	158.9	(3.5)	155.4
Other current liabilities(1)	263.8	(7.0)	256.8
Deferred tax liabilities, net	23.9	39.3	63.2
Retained earnings	2,552.8	96.2	2,649.0
Accumulated other comprehensive income (loss)	(341.8)	1.0	(340.8)

(in millions)	Published Three months ended March 31, 2017 (unaudited)	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Three months ended March 31, 2017 (unaudited)
Revenue
Revenue before reimbursements(3)	$1,615.2	1.1	—	$1,616.3
Reimbursements(3)	n/a	1,501.4	—	1,501.4
Total revenue	1,615.2	1,502.5	—	3,117.7
Operating expenses
Compensation and benefits(3)	965.3	11.3	1.0	977.6
Operating, administrative and other(3)	583.8	(4.3)	—	579.5
Reimbursed expenses(3)	n/a	1,501.4	—	1,501.4
Operating income	22.3	(5.9)	(1.0)	15.4
Other income	—	—	1.0	1.0
Provision for income taxes	3.6	(2.3)	—	1.3
Net income	11.3	(3.6)	—	7.7
Basic earnings per common share	$0.24	(0.08)	—	$0.16
Diluted earnings per common share	$0.24	(0.08)	—	$0.16
(1) Adjustments in these captions reflect reclassifications to new financial statement captions, Reimbursable receivables and Reimbursable payables.
(2) Adjustments in this caption reflect an increase to restricted cash held on behalf of clients for contracts now reported on a gross basis.
(3) Included in "Adjustments due to ASC Topic 606" is $14.9 million representing the reclassification of historical reimbursable expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.

The cumulative impact to our retained earnings and recast Consolidated Statement of Comprehensive Income includes certain direct expenses, such as accrued commissions and deferred income taxes, resulting from the changes in accounting principle in accordance with ASC 250, Accounting Changes, which offset the impact of the acceleration of revenue. The cumulative impact to our retained earnings as of January 1, 2016 was $62.6 million.
Recently issued accounting guidance, not yet adopted
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual goodwill impairment test will require companies to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge when the carrying amount exceeds the fair value of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests beginning after December 15, 2019, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.
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

3.	REVENUE RECOGNITION
We earn revenue from the following:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g. occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be “normal course of business” and, as a result, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of future events that are uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized had previously been constrained.
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue.
Property & Facility Management
Property Management provides on-site day-to-day real estate management services for owners of office, industrial, retail, multifamily residential and specialty properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management or some other variable metric.
Although we are principal in limited situations, we generally act as agent on behalf of our Property Management clients in relation to third party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we do not control the services provided by third party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of clients, along with the corresponding reimbursement revenue, are presented net on our Condensed Consolidated Statements of Comprehensive Income.
Facilities Management primarily provides comprehensive, on-site day-to-day real estate management services to corporations and institutions across a broad range of industries that outsource the management of the real estate they occupy, representing a series of daily performance obligations delivered over time. Pricing generally includes an annual management fee paid quarterly and, in many instances, an annual incentive fee.
Although we may act as agent on behalf of our clients with respect to certain mandates, we generally act as principal for our Facilities Management contracts with respect to third party vendors and subcontractors engaged to deliver operational services to our clients' facilities. In these situations, we control the services provided by such third party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of our clients, along with the corresponding reimbursement revenue of an equal amount, are presented gross on our Condensed Consolidated Statements of Comprehensive Income.

Project & Development Services
Project & Development Services provides short-term construction-related services ranging from general contracting to project management for owners and occupiers of real estate. Depending on the terms of our engagement, our performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. Our obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, we recognize revenue over time, primarily using input measures (e.g. to-date costs incurred relative to total estimated costs at completion). Typically, we are entitled to consideration at distinct milestones over the term of an engagement.
For certain contracts, we control the services provided by third party vendors and subcontractors prior to transfer of the assets to the client. In these situations, the costs incurred on behalf of clients, along with the associated reimbursement revenue are presented gross on our Condensed Consolidated Statements of Comprehensive Income. For situations in which we act as agent on behalf of clients, costs incurred and the associated reimbursement revenue are presented net on our Condensed Consolidated Statements of Comprehensive Income.
Advisory, Consulting and Other
Advisory, Consulting and Other includes a variety of different service offerings, whereby our performance obligation is to provide services as specified in the contract. Occasionally, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous transfer of control to our clients.
LaSalle
LaSalle provides real estate investment management services to clients and earns consideration in the form of advisory fees, transaction fees, and incentive fees. Typically, our performance obligation is to manage clients’ capital for a specified period of time and is delivered as a series of daily performance obligations over time. Revenue recognition for transaction and incentive fees is generally constrained until all contingencies have cleared due to the possibility of a significant reversal until completion of the events necessary to realize the associated consideration. Substantially all incentive fees recognized as revenue were previously constrained.
Contract Assets - Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of March 31, 2018 and December 31, 2017, we had $265.2 million and $236.0 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract Liabilities - Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of March 31, 2018 and December 31, 2017, we had $82.5 million and $73.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The significant majority of contract liabilities are recognized as revenue within 90 days.
Deferred Income - Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations - Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the total disclosed remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

4.	BUSINESS SEGMENTS
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) Europe, Middle East and Africa ("EMEA"), and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets, property and facility management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
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
For segment reporting, (a) gross contract costs and (b) net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margins, and performance. Refer to Results of Operations, included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a full description of gross contract costs. In addition, our measure of segment results excludes Restructuring and acquisition charges.
Effective January 1, 2018, management expanded the types of costs we include within gross contract costs. Most notably, this refinement includes the compensation and benefits associated with client-dedicated employees. Comparative periods were recast for consistency. This change in gross contract costs resulted in a decrease to fee revenue and was prompted by (i) the increase in compensation and benefits associated with client-dedicated personnel presented on a gross basis as a result of the adoption of ASC Topic 606 and (ii) the continued changes in our business mix, reflecting expansion of businesses that most commonly incorporate client-dedicated employees in the delivery of services. This most significant impacts are within the Property & Facility Management and Project & Development Services.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of March 31, 2018, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following:

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Chief Executive Officer of Capital Markets

•	Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2018	2017
Americas - Real Estate Services
Leasing	$304.5	299.0
Capital Markets	111.0	99.1
Property & Facility Management	1,183.5	1,049.1
Project & Development Services	269.6	290.5
Advisory, Consulting and Other	72.4	62.2
Revenue	1,941.0	1,799.9
Reimbursements	(1,181.7)	(1,078.5)
Revenue before reimbursements	759.3	721.4
Gross contract costs	(133.1)	(131.8)
Net non-cash MSR and mortgage banking derivative activity	(2.7)	2.7
Fee revenue	623.5	592.3
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	688.7	665.6
Depreciation and amortization	24.3	23.5
Segment operating expenses, excluding reimbursed expenses	713.0	689.1
Gross contract costs	(133.1)	(131.8)
Fee-based segment operating expenses	579.9	557.3
Segment operating income	$46.3	32.3
Equity earnings	0.1	0.2
Segment income	$46.4	32.5

EMEA - Real Estate Services
Leasing	$58.9	48.8
Capital Markets	89.3	60.0
Property & Facility Management	350.3	303.9
Project & Development Services	222.6	141.7
Advisory, Consulting and Other	62.5	48.8
Revenue	783.6	603.2
Reimbursements	(156.0)	(101.9)
Revenue before reimbursements	627.6	501.3
Gross contract costs	(277.2)	(231.4)
Fee revenue	350.4	269.9
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	636.2	523.0
Depreciation and amortization	11.4	10.3
Segment operating expenses, excluding reimbursed expenses	647.6	533.3
Gross contract costs	(277.2)	(231.4)
Fee-based segment operating expenses	370.4	301.9
Segment operating loss	$(20.0)	(32.0)
Equity earnings	—	—
Segment loss	$(20.0)	(32.0)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2018	2017
Asia Pacific - Real Estate Services
Leasing	$37.8	30.6
Capital Markets	32.4	29.6
Property & Facility Management	519.8	454.0
Project & Development Services	87.0	77.7
Advisory, Consulting and Other	34.3	34.4
Revenue	711.3	626.3
Reimbursements	(321.6)	(316.5)
Revenue before reimbursements	389.7	309.8
Gross contract costs	(195.3)	(130.4)
Fee revenue	194.4	179.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	385.0	300.0
Depreciation and amortization	5.6	4.8
Segment operating expenses, excluding reimbursed expenses	390.6	304.8
Gross contract costs	(195.3)	(130.4)
Fee-based segment operating expenses	195.3	174.4
Segment operating (loss) income	$(0.9)	5.0
Equity earnings	0.3	0.8
Segment (loss) income	$(0.6)	5.8

LaSalle
Advisory fees	$69.9	62.2
Transaction fees & other	16.7	14.2
Incentive fees	32.7	11.9
Revenue	119.3	88.3
Reimbursements	(4.8)	(4.5)
Revenue before reimbursements	114.5	83.8
Gross Contract Costs	(1.3)	(1.4)
Fee revenue	113.2	82.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	84.6	68.5
Depreciation and amortization	0.8	0.7
Segment operating expenses, excluding reimbursed expenses	85.4	69.2
Gross contract costs	(1.3)	(1.4)
Fee-based segment operating expenses	84.1	67.8
Segment operating income	$29.1	14.6
Equity earnings	13.2	4.6
Segment income	$42.3	19.2

	Three Months Ended March 31,
(in millions)	2018	2017
Segment Reconciling Items
Fee revenue	$1,281.5	1,124.0
Gross contract costs	606.9	495.0
Net non-cash MSR and mortgage banking derivative activity	2.7	(2.7)
Revenue before reimbursements	1,891.1	1,616.3
Reimbursements	1,664.1	1,501.4
Revenue	$3,555.2	3,117.7
Total segment operating expenses, excluding reimbursed expenses and before restructuring and acquisition charges	$1,836.6	1,596.4
Reimbursed expenses	1,664.1	1,501.4
Total segment operating expenses before restructuring and acquisition charges	$3,500.7	3,097.8
Operating income before restructuring and acquisition charges	$54.5	19.9
Restructuring and acquisition charges	0.7	4.5
Operating income	$53.8	15.4
The following table reconciles segment identifiable assets consolidated amounts.

(in millions)	March 31, 2018	December 31, 2017
Real Estate Services:
Americas	$4,796.7	4,745.4
EMEA	2,290.1	2,367.5
Asia Pacific	1,255.0	1,305.0
LaSalle	549.5	548.6
Corporate	312.9	287.9
Consolidated	$9,204.2	9,254.4

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2018 Business Combinations Activity
During the three months ended March 31, 2018, we completed three new strategic acquisitions, as presented in the table below. These acquisitions continued to expand our capabilities and increase our presence in key regional markets.

Acquired Company	Country	Primary Service Line
Stessa Inc.	United States	Advisory, Consulting and Other
Raymond Chabot Grant Thornton & Co. LLP	Canada	Advisory, Consulting and Other
JCL International Inc.	Philippines	Project & Development Services
Aggregate terms of these acquisitions included: (1) cash paid at closing of $8.7 million and (2) contingent earn-out consideration of $1.7 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $9.4 million, identifiable intangibles of $0.6 million, and other net assets (acquired assets less assumed liabilities) of $0.4 million. As of March 31, 2018, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2018 acquisitions during their open measurement periods.
During the three months ended March 31, 2018, we paid $13.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $1.5 million to acquire the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
2017 Business Combination Activity
During the three months ended March 31, 2018, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2017. As of March 31, 2018, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2017 acquisitions with open measurement periods.
Earn-Out Payments

($ in millions)	March 31, 2018	December 31, 2017
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	56	56
Maximum earn-out payments (undiscounted)	$434.6	$436.2
Short-term earn-out liabilities (fair value)[1]	45.5	49.6
Long-term earn-out liabilities (fair value)[1]	174.8	177.5
1Included in Short-term and Long-term acquisition obligations on the Condensed Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2018 consisted of: (1) goodwill of $2,746.2 million, (2) identifiable intangibles of $291.3 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	6.9	—	0.6	—	7.5
Impact of exchange rate movements	(0.3)	29.9	(0.7)	0.5	29.4
Balance as of March 31, 2018	$1,418.8	987.5	322.9	17.0	$2,746.2

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	2.8	17.7	5.5	—	26.0
Impact of exchange rate movements	0.1	12.2	6.5	0.2	19.0
Balance as of March 31, 2017	$1,409.0	881.6	318.1	15.6	$2,624.3
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2017	$241.8	117.0	88.8	23.3	—	$470.9
Additions, net of adjustments (1)	10.7	0.6	—	—	—	11.3
Adjustment for fully amortized intangibles	(1.9)	—	—	—	—	(1.9)
Impact of exchange rate movements	—	—	3.1	(0.1)	—	3.0
Balance as of March 31, 2018	$250.6	117.6	91.9	23.2	—	$483.3

Accumulated Amortization
Balance as of December 31, 2017	$(55.1)	(61.3)	(43.1)	(6.4)	—	$(165.9)
Amortization, net (2)	(10.4)	(3.4)	(3.3)	(0.7)	—	(17.8)
Adjustment for fully amortized intangibles	1.9	—	—	—	—	1.9
Impact of exchange rate movements	—	0.1	(1.5)	—	—	(1.4)
Balance as of March 31, 2018	$(63.6)	(64.6)	(47.9)	(7.1)	—	$(183.2)

Net book value as of March 31, 2018	$187.0	53.0	44.0	16.1	—	$300.1
(1) Included in this amount for MSRs was $2.7 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments	20.0	0.2	2.4	6.9	—	29.5
Adjustment for fully amortized intangibles	(3.4)	(50.0)	(7.7)	(8.0)	(0.1)	(69.2)
Impact of exchange rate movements	—	—	1.2	0.6	—	1.8
Balance as of March 31, 2017	$209.7	117.3	87.0	23.7	—	$437.7

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization, net (1)	(9.8)	(3.5)	(3.5)	(0.6)	—	(17.4)
Adjustment for fully amortized intangibles	3.4	50.0	7.7	8.0	0.1	69.2
Impact of exchange rate movements	—	0.1	(0.7)	(0.1)	—	(0.7)
Balance as of March 31, 2017	$(38.7)	(52.1)	(34.5)	(4.2)	—	$(129.5)

Net book value as of March 31, 2017	$171.0	65.2	52.5	19.5	—	$308.2
(1) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of March 31, 2018, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2018 (9 months)	$22.4	22.2	$44.6
2019	29.2	23.8	53.0
2020	26.8	19.3	46.1
2021	23.0	12.5	35.5
2022	20.1	6.6	26.7
2023	16.6	4.3	20.9
Thereafter	48.9	15.6	64.5
Total	$187.0	104.3	$291.3

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2018 and December 31, 2017, we had Investments in real estate ventures of $381.0 million and $376.2 million, respectively.
Approximately 70% of our investments are in 43 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 30% of our Investments in real estate ventures, as of March 31, 2018, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $209.8 million as of March 31, 2018, of which $61.6 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2018	December 31, 2017
Property and equipment, net	$42.7	15.7
Investment in real estate ventures	13.7	12.6
Other assets (1)	9.3	44.4
Total assets	$65.7	72.7
Other current liabilities (1)	$0.9	30.9
Mortgage indebtedness (included in Other liabilities)	29.8	9.2
Total liabilities	30.7	40.1
Members' equity (included in Noncontrolling interest)	35.0	32.6
Total liabilities and members' equity	$65.7	72.7
(1) Balances as of December 31, 2017, primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue	$1.0	1.6
Operating and other expenses	(0.8)	(1.2)
Net gains on sale of investments	1.5	—
Net income	$1.7	0.4
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three months ended March 31, 2018 and 2017.
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

(in millions)	2018	2017
Fair value investments as of January 1,	$242.3	212.7
Investments	2.6	9.0
Distributions	(22.5)	(9.6)
Change in fair value	5.8	(1.7)
Foreign currency translation adjustments, net	5.3	3.6
Fair value investments as of March 31,	$233.5	214.0

7.	STOCK-BASED COMPENSATION
Restricted Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, restricted stock unit awards represent an important element of compensation to our employees. Restricted stock unit activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	119.3	160.86
Vested	(173.8)	121.15
Forfeited	(15.2)	124.62
Unvested as of March 31, 2018	658.0	$126.31	2.20

Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	140.9	116.42
Vested	(103.2)	89.44
Forfeited	(2.9)	115.93
Unvested as of March 31, 2017	785.7	$117.62	1.82
We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the grant date. As of March 31, 2018, we had $33.6 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2022.

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
We had no transfers among levels of the fair value hierarchy during the three months ended March 31, 2018 and 2017. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, contract liabilities, Warehouse facility, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities, and the Warehouse facility approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.

We estimated the fair value of our Long-term debt as $719.8 million and $712.6 million as of March 31, 2018 and December 31, 2017, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $702.0 million and $690.6 million as of March 31, 2018 and December 31, 2017, respectively, and included debt issuance costs of $4.2 million and $4.3 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2018 and December 31, 2017, investments in real estate ventures at fair value using NAV were $184.2 million and $195.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2018			December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$49.3	—	—	47.3	—	—
Foreign currency forward contracts receivable	—	1.8	—	—	13.2	—
Warehouse receivables	—	419.6	—	—	317.5	—
Deferred compensation plan assets	—	251.1	—	—	229.7	—
Mortgage banking derivative assets	—	—	29.6	—	—	19.0
Total assets at fair value	$49.3	672.5	29.6	47.3	560.4	19.0
Liabilities
Foreign currency forward contracts payable	$—	9.0	—	—	1.9	—
Deferred compensation plan liabilities	—	248.6		—	228.4	—
Earn-out liabilities	—	—	220.3	—	—	227.1
Mortgage banking derivative liabilities	—	—	23.8	—	—	10.3
Total liabilities at fair value	$—	257.6	244.1	—	230.3	237.4
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

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2018 and December 31, 2017, these contracts had a gross notional value of $2.29 billion ($1.27 billion on a net basis) and $2.43 billion ($1.82 billion on a net basis), respectively.
The revaluations of foreign currency forward contracts resulted in a net loss of $7.2 million and a net gain of $11.3 million as of March 31, 2018 and December 31, 2017, respectively. We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three months ended March 31, 2018 or 2017.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $1.8 million asset as of March 31, 2018, was composed of gross contracts with receivable positions of $3.1 million and payable positions of $1.3 million. The $9.0 million liability as of March 31, 2018, was composed of gross contracts with receivable positions of $0.9 million and payable positions of $9.9 million. As of December 31, 2017, the $13.2 million asset was composed of gross contracts with receivable positions of $14.4 million and payable positions of $1.2 million. The $1.9 million liability as of December 31, 2017, was composed of gross contracts with receivable positions of $2.3 million and payable positions of $4.2 million.
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of March 31, 2018 and December 31, 2017, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2018, as Deferred compensation plan assets of $251.1 million, long-term deferred compensation plan liabilities of $248.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2017, as Deferred compensation plan assets of $229.7 million, long-term deferred compensation plan liabilities of $228.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million.
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
Both the rate lock commitments to prospective borrowers and the forward sale contracts to prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue before reimbursements in the Condensed Consolidated Statements on Comprehensive Income.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of March 31, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	(2.1)	—	17.4	(18.2)	$5.8
Earn-out liabilities	227.1	(1.2)	0.5	1.7	(7.8)	220.3

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign currency translation adjustments	Purchases / Additions	Settlements	Balance as of March 31, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	0.1	—	11.9	(20.3)	$7.2
Earn-out liabilities	229.6	(2.6)	1.2	9.6	(5.0)	232.8
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2018 or 2017. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	March 31, 2018	December 31, 2017
Short-term borrowings:
Local overdraft facilities	$24.6	45.4
Other short-term borrowings	70.5	32.0
Total short-term borrowings	$95.1	77.4
Credit facility, net of debt issuance costs of $14.2 and $15.3	310.8	(15.3)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.8 and $2.0	273.2	273.0
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.2 and $1.2	214.4	208.8
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.2 and $1.1	214.4	208.8
Total debt	$1,107.9	752.7
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on June 21, 2021. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $8.6 million and $9.0 million as of March 31, 2018 and December 31, 2017, respectively. The average outstanding borrowings under the Facility were $202.3 million and $1,117.5 million during the three months ended March 31, 2018 and 2017, respectively.
The pricing on the Facility ranges from LIBOR plus 0.95% to 2.05%, with pricing as of March 31, 2018, at LIBOR plus 1.05%. The effective interest rates on our Facility were 2.6% and 1.7% during the three months ended March 31, 2018 and 2017, respectively.
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $67.0 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of March 31, 2018, our issuer and senior unsecured ratings are investment grade: BBB (stable outlook) from Standard & Poor’s Ratings Services and Baa1 (stable outlook) from Moody’s Investors Service, Inc.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2018.

Warehouse Facilities

	March 31, 2018		December 31, 2017
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.4%, expires September 24, 2018	$231.2	375.0	156.4	375.0
LIBOR plus 1.35%, expires September 29, 2018	80.5	375.0	74.8	375.0
LIBOR plus 1.5%, expires August 31, 2018	—	100.0	—	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	95.5	n/a	79.2	n/a
Gross warehouse facilities	$407.2	850.0	310.4	850.0
Debt issuance costs	(0.8)	n/a	(1.2)	n/a
Total warehouse facilities	$406.4	850.0	309.2	850.0
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of March 31, 2018.
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $35.7 million and $22.0 million as of March 31, 2018 and December 31, 2017, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2017	$26.7
New claims	2.2
Prior year claims adjustments	13.9
Claims paid	(1.6)
March 31, 2018	$41.2

December 31, 2016	$7.3
New claims	0.3
Prior year claims adjustments	0.3
Claims paid	(2.3)
March 31, 2017	$5.6
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of March 31, 2018 and December 31, 2017, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $8.2 billion and $8.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue before reimbursements on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of March 31, 2018 and December 31, 2017, loan loss accruals were $16.3 million and $16.0 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three months ended March 31, 2018 and 2017, we recognized Restructuring and acquisition charges of $0.7 million and $4.5 million, respectively, which included $1.2 million and $2.8 million, respectively, of net decreases to earn-out liabilities that arose from prior-period acquisition activity.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2017	$14.2	5.7	1.4	21.3
Accruals	1.3	0.2	0.4	1.9
Payments made	(3.9)	(0.2)	(0.7)	(4.8)
March 31, 2018	$11.6	5.7	1.1	18.4

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2016	$19.7	5.5	5.8	31.0
Accruals	3.5	1.1	2.7	7.3
Payments made	(6.9)	—	(2.5)	(9.4)
March 31, 2017	$16.3	6.6	6.0	28.9
We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2018 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

12.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of March 31, 2018	$—
(1) Reflects our redemption of the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $2.3 million representing the difference between the redemption value and the carrying value of the acquired interest.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	(340.8)
Other comprehensive income before reclassification	—	51.8	51.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	51.8	51.8
Balance as of March 31, 2018	$(60.5)	(228.5)	(289.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.3)	(551.0)
Other comprehensive loss before reclassification	—	61.2	61.2
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	61.2	61.2
Balance as of March 31, 2017	$(68.7)	(421.1)	(489.8)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

14.	SUBSEQUENT EVENTS
On May 8, 2018, we announced a cash dividend of $0.41 per share of common stock. The dividend payment will be made on June 15, 2018, to holders of record at the close of business on May 18, 2018. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2018, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than Revenue Recognition, there have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2018.
The following are the critical accounting policies and estimates discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017:

•	Revenue Recognition (updated as discussed below);

•	Business Combinations, Goodwill and Other Intangible Assets;

•	Investments in Real Estate Ventures; and

•	Income Taxes.
In addition to the aforementioned critical accounting policies, we believe the calculation of our quarterly tax provision is critical to understanding the estimates and assumptions used in preparing the Condensed Consolidated Financial Statements in Item 1.

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the three months ended March 31, 2018 and our forecasted effective tax rate for 2018 is 24.1%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%), and the Netherlands (25%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2018 global effective tax rate. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, after contemplating the impact of state income taxes in the U.S., we do not consider the U.S. to be among our list of very low tax rate jurisdictions.
Revenue Recognition
Effective January 1, 2018, we updated our revenue recognition critical accounting policy in conjunction with the adoption of ASC Topic 606 as follows:
We earn revenue from the following principal sources:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Our services are earned and billed in the form of transaction commissions, advisory and management fees, and incentive fees. Some of the contractual terms related to the services we provide, and thus the revenue we recognize, can be complex and so requires us to make judgments about the timing and extent of revenue to recognize.
Leasing transaction commissions often require us to estimate the likelihood that certain future events (e.g. occupancy, lease commencement, or rent commencement dates) will occur. The majority of these events are considered to be “normal course of business” and, as a result, do not result in a constraint upon the recognition of revenue.
Our Property & Facilities Management and Project & Development Services contracts require us to evaluate whether we are principal or agent with respect to third-party vendors and subcontractors engaged to deliver services to our clients' properties and facilities. When we control the services provided by such third parties prior to the transfer of services to the client, the costs incurred on behalf of our clients, along with the corresponding reimbursement revenue, are presented gross in our Condensed Consolidated Statements of Comprehensive Income.
See Note 2, New Accounting Standards, and Note 3, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements for additional information.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2018 and 2017, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Reclassifications
We have reclassified certain prior year amounts to conform to the current presentation, including the change to our calculation of the non-GAAP measure "Fee revenue" further discussed below. In addition, comparative periods have been restated to reflect the adoption of ASC Topic 606. Refer Note 2, New Accounting Standards, of our Notes to the Condensed Consolidated Financial Statements, for additional discussion of our adoption of ASC Topic 606.

Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$401.2	378.4	22.8	6%	4%
Capital Markets	232.7	188.7	44.0	23	17
Property & Facility Management	2,053.6	1,807.0	246.6	14	11
Project & Development Services	579.2	509.9	69.3	14	7
Advisory, Consulting and Other	169.2	145.4	23.8	16	11
Real Estate Services ("RES") revenue	$3,435.9	3,029.4	406.5	13%	10%
LaSalle	119.3	88.3	31.0	35	27
Revenue	$3,555.2	3,117.7	437.5	14%	10%
Reimbursements	(1,664.1)	(1,501.4)	(162.7)	11	9
Revenue before reimbursements	$1,891.1	1,616.3	274.8	17%	11%
Gross contract costs	(606.9)	(495.0)	(111.9)	23	14
Net non-cash MSR and mortgage banking derivative activity	(2.7)	2.7	(5.4)	n.m.	n.m.
Fee revenue	$1,281.5	1,124.0	157.5	14%	9%
Leasing	385.1	367.0	18.1	5	3
Capital Markets	221.2	185.9	35.3	19	13
Property & Facility Management	265.2	239.9	25.3	11	6
Project & Development Services	173.7	142.5	31.2	22	16
Advisory, Consulting and Other	123.1	106.3	16.8	16	9
RES fee revenue	1,168.3	1,041.6	126.7	12	8
LaSalle	113.2	82.4	30.8	37	29
Compensation, operating and administrative expenses excluding gross contract costs	1,187.6	1,062.1	125.5	12	7
Gross contract costs	606.9	495.0	111.9	23	14
Depreciation and amortization	42.1	39.3	2.8	7	3
Restructuring and acquisition charges	0.7	4.5	(3.8)	(84)	(89)
Total operating expenses, excluding reimbursed expenses	$1,837.3	1,600.9	236.4	15%	9%
Operating income	$53.8	15.4	38.4	n.m.	n.m.
Equity earnings	$13.6	5.6	8.0	n.m.	n.m.
Adjusted EBITDA	$107.7	68.0	39.7	58%	51%
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
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are indirectly reimbursed through the management fee we receive. These costs are presented on a gross basis in Operating expenses with the corresponding management fee in Revenue before reimbursements. However, as we generally earn little to no margin on such costs, excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures, including those with direct versus indirect reimbursement of such costs.
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606") on a retrospective basis. The adoption of ASC 606, together with the continued changes in our business mix, prompted us to expand the types of costs excluded from the calculation of the non-GAAP measure "Fee revenue." Specifically, the drivers were (i) the increase in compensation and benefits associated with client-dedicated personnel presented on a gross basis and (ii) the expansion of annuity businesses engaged to provide outsourced services to clients. The most notable change is the inclusion of compensation and benefits associated with client-dedicated employees in gross contract costs. In addition, the previous calculation of gross contract costs applied to only Project & Development Services and Property & Facility Management but now applies to all service lines and businesses. The largest impacts of the change to our definition of fee revenue are within Project & Development Services and Property & Facility Management. See Note 2, New Accounting Standards, and Note 3, Revenue Recognition, for additional information.
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue before reimbursements of the Capital Markets business line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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
Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of Revenue before reimbursements to fee revenue and Operating expenses, excluding reimbursed expenses, to fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue	$3,555.2	3,117.7
Reimbursements	(1,664.1)	(1,501.4)
Revenue before reimbursements	$1,891.1	1,616.3
Adjustments:
Gross contract costs	(606.9)	(495.0)
Net non-cash MSR and mortgage banking derivative activity	(2.7)	2.7
Fee revenue	$1,281.5	1,124.0

Operating expenses	$3,501.4	3,102.3
Reimbursed expenses	(1,664.1)	(1,501.4)
Operating expenses, excluding reimbursed expenses	1,837.3	1,600.9
Less: Gross contract costs	(606.9)	(495.0)
Fee-based operating expenses	$1,230.4	1,105.9

Operating income	$53.8	15.4
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

	Three Months Ended March 31,
(in millions)	2018	2017
Net income attributable to common shareholders	$40.3	7.2
Add:
Interest expense, net of interest income	13.8	13.0
Provision for income taxes	13.5	1.3
Depreciation and amortization	42.1	39.3
EBITDA	$109.7	60.8
Adjustments:
Restructuring and acquisition charges	0.7	4.5
Net non-cash MSR and mortgage banking derivative activity	(2.7)	2.7
Adjusted EBITDA	$107.7	68.0

Net income margin attributable to common shareholders[1]	2.1%	0.4

Adjusted EBITDA margin	8.4%	6.0
1 measured against Revenue before reimbursements

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

	Three Months Ended March 31,
($ in millions)	2018	% Change
Revenue:
At current period exchange rates	$3,555.2	14%
Impact of change in exchange rates	(125.9)	n/a
At comparative period exchange rates	$3,429.3	10%

Fee Revenue:
At current period exchange rates	$1,281.5	14%
Impact of change in exchange rates	(55.0)	n/a
At comparative period exchange rates	$1,226.5	9%

Operating Income:
At current period exchange rates	$53.8	250%
Impact of change in exchange rates	0.2	n/a
At comparative period exchange rates	$54.0	251%

Adjusted EBITDA:
At current period exchange rates	$107.7	58%
Impact of change in exchange rates	(5.0)	n/a
At comparative period exchange rates	$102.7	51%

Revenue
For the first quarter of 2018, consolidated revenue was $3.6 billion and consolidated fee revenue was $1.3 billion, up 10% and 9%, respectively, over the prior-year quarter. Revenue expansion within our RES service lines was led by Capital Markets and Project & Development Services, which represented 30% and 28%, respectively, of consolidated RES fee revenue growth on a local currency basis. Geographically across service lines, the increase in RES fee revenue for the first quarter, on a local currency basis, was 50% from EMEA, 40% from Americas, and 10% from Asia Pacific. Additionally, LaSalle fee revenue grew 29% compared with 2017, driven by incentive fees earned on the disposition of real estate assets on behalf of clients.
The consolidated fee revenue growth, on a local currency basis, in Capital Markets was driven by EMEA (74%) and Americas (26%), primarily from investment sales performance and multifamily lending and servicing. The consolidated fee revenue growth, on a local currency basis, in Project & Development Services was led by EMEA (71%), reflecting performance by our Tetris fit-out business. Property & Facility Management was driven by Americas, which generated 110% of the consolidated service line growth on a local currency basis; EMEA partially offset the growth realized by Americas. Fee revenue growth in Advisory, Consulting and Other was most notable in EMEA and Americas, representing 64% and 44%, respectively, of the growth on a local currency basis. Refer to segment operating results for further discussion.
Our consolidated revenue increased 14% in U.S. dollars and 10% in local currency for the first quarter of 2018 as compared with 2017. This spread was driven by weakening of the U.S. dollar against the British pound sterling and euro.
Operating Expenses
In the first quarter of 2018, consolidated operating expenses, excluding reimbursed expenses, were $1.8 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.2 billion, increases of 9% and 7%, respectively, compared with 2017. The increases were primarily due to, but outpaced by, revenue growth, particularly as a result of performance from higher margin transactions businesses.
Restructuring and acquisition charges were $0.7 million and $4.5 million for the first quarter of 2018 and 2017, respectively. Charges in 2018 included (a) $1.3 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations and (b) $0.6 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, partially offset by (c) $1.2 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2017 included (a) $3.5 million of severance and other employment-related charges, (b) $3.8 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, partially offset by (c) $2.8 million of net non-cash fair value adjustments to amounts relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity.
Interest Expense
Net interest expense for the first quarter of 2018 was $13.8 million, up from $13.0 million in 2017. The increase in net interest expense was primarily due to a higher effective interest rate on our debt, partially offset by a decline in our outstanding average borrowings.
Equity Earnings from Real Estate Ventures
For the first quarter of 2018, we recognized equity earnings of $13.6 million, compared with $5.6 million in the prior-year quarter. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $13.5 million the first quarter of 2018, representing an effective tax rate of 24.1%. The 2018 effective tax rate is largely consistent with the effective tax rate for the year ended December 31, 2017, excluding the impact of the additional expense recognized in 2017 relating to the enactment of the Tax Cuts and Jobs Act.
As originally reported, our annual effective tax rate for 2017 was 24.1%. After considering the impact of the adoption of ASC Topic 606, the annual effective tax rate for 2017, as recast, was 24.4%.

Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the first quarter of 2018 was $40.3 million, compared with $7.2 million in 2017. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 2.1% in the first quarter of 2018, up from 0.4% last year. Adjusted EBITDA was $107.7 million in 2018, an increase of 51% from the prior-year period. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the first quarter of 2018 was 8.4% in USD and local currency as compared with 6.0% for the prior-year quarter. Our consolidated results reflect strong performance in LaSalle and Americas and year-over-year improvement in EMEA, partially offset by a slight decline in Asia Pacific. Our results also reflect continued increases to investments in data, technology, and people, including amounts attributable to both platform transformation and client-facing products.
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

Americas - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$1,941.0	1,799.9	141.1	8%	8%
Reimbursements	(1,181.7)	(1,078.5)	(103.2)	10	10
Revenue before reimbursements	$759.3	721.4	37.9	5%	5%
Gross contract costs	(133.1)	(131.8)	(1.3)	1	1
Net non-cash MSR and mortgage banking derivative activity	(2.7)	2.7	(5.4)	n.m.	n.m.
Fee Revenue	$623.5	592.3	31.2	5%	5%
Leasing	293.3	289.9	3.4	1	1
Capital Markets	108.2	101.5	6.7	7	6
Property & Facility Management	110.2	95.7	14.5	15	16
Project & Development Services	78.9	76.3	2.6	3	3
Advisory, Consulting and Other	32.9	28.9	4.0	14	13
Compensation, operating and administrative expenses excluding gross contract costs	555.6	533.8	21.8	4	4
Gross contract costs	133.1	131.8	1.3	1	1
Depreciation and amortization	24.3	23.5	0.8	3	3
Total operating expenses, excluding reimbursed expenses	$713.0	689.1	23.9	3%	3%
Operating income	$46.3	32.3	14.0	43%	44%
Equity earnings	$0.1	0.2	(0.1)	(50)%	(50)%
Adjusted EBITDA	$67.7	58.4	9.3	16%	16%
n.m. - not meaningful
Americas revenue and fee revenue growth, compared with 2017, was as led by strong Property & Facility Management performance in the U.S., due primarily to the commencement of new facility management contracts secured during 2017 along with expansions of existing mandates. Capital Markets performance was notable in Canada and also resulted from continued growth of our multifamily lending and loan servicing businesses across the U.S. In addition, the solid contribution from Leasing follows a strong first-quarter 2017, which reflected a double-digit percentage increase against the first-quarter 2016.
The increase in operating expenses and fee-based operating expenses, compared with 2017, generally corresponded with the increase in segment revenue discussed above.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 10.9% in USD and local currency in 2018, compared with 9.8% last year. The margin improvement was driven by the increase in revenues noted above together with productivity gains in the quarter and timing of expenses.

EMEA - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$783.6	603.2	180.4	30%	15%
Reimbursements	(156.0)	(101.9)	(54.1)	53	36
Revenue before reimbursements	$627.6	501.3	126.3	25%	10%
Gross contract costs	(277.2)	(231.4)	(45.8)	20	5
Fee Revenue	$350.4	269.9	80.5	30%	15%
Leasing	57.0	47.6	9.4	20	5
Capital Markets	84.0	56.1	27.9	50	32
Property & Facility Management	87.2	79.5	7.7	10	(3)
Project & Development Services	64.9	41.6	23.3	56	38
Advisory, Consulting and Other	57.3	45.1	12.2	27	13
Compensation, operating and administrative expenses excluding gross contract costs	359.0	291.6	67.4	23	9
Gross contract costs	277.2	231.4	45.8	20	5
Depreciation and amortization	11.4	10.3	1.1	11	(1)
Total operating expenses, excluding reimbursed expenses	$647.6	533.3	114.3	21%	7%
Operating loss	$(20.0)	(32.0)	12.0	(38)%	(41)%
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$(7.4)	(20.6)	13.2	(64)%	(62)%
EMEA revenue and fee revenue expansion for the first quarter, compared with 2017, was most notable in Capital Markets, driven by investment sales in Germany, France, and the UK, and Project & Development Services across various countries, with particular contribution from our Tetris fit-out business. Geographically across services lines, 2018 fee revenue growth was led by the UK, France, and Poland.
Operating loss and Adjusted EBITDA loss decreased 41% and 62%, respectively, compared with the first quarter of 2017. Adjusted EBITDA margin, calculated on a fee-revenue basis, was negative 2.1% in USD (negative 2.5% in local currency) for the first quarter of 2018, compared with negative 7.6% last year. The performance improvement was driven by revenue growth noted above along with the management of platform cost increases. In addition, prior year performance was negatively affected by $10.1 million of costs and charges that did not recur in 2018, specifically (i) costs associated with the wind-down of operations in a non-core UK market and (ii) provisions for losses on certain receivables.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$711.3	626.3	85.0	14%	9%
Reimbursements	(321.6)	(316.5)	(5.1)	2	(2)
Revenue before reimbursements	$389.7	309.8	79.9	26%	21%
Gross contract costs	(195.3)	(130.4)	(64.9)	50	44
Fee Revenue	$194.4	179.4	15.0	8%	4%
Leasing	34.8	29.5	5.3	18	13
Capital Markets	29.0	28.3	0.7	2	(1)
Property & Facility Management	67.8	64.7	3.1	5	1
Project & Development Services	29.9	24.6	5.3	22	16
Advisory, Consulting and Other	32.9	32.3	0.6	2	(2)
Compensation, operating and administrative expenses excluding gross contract costs	189.7	169.6	20.1	12	7
Gross contract costs	195.3	130.4	64.9	50	44
Depreciation and amortization	5.6	4.8	0.8	17	11
Total operating expenses, excluding reimbursed expenses	$390.6	304.8	85.8	28%	23%
Operating (loss) income	$(0.9)	5.0	(5.9)	n.m.	(97)%
Equity earnings	$0.3	0.8	(0.5)	(63)%	(50)%
Adjusted EBITDA	$5.0	10.6	(5.6)	(53)%	(44)%
n.m. - not meaningful
Asia Pacific revenue and fee revenue growth for the first quarter of 2018 was led by Leasing in the Beijing and Tokyo markets and Project & Development Services in Australia. Geographically across services lines, the increase in fee revenue was led by Greater China, Japan and Singapore.
The increase in operating expenses and fee-based operating expenses over the prior year reflect the growth in revenue noted above as well as $3.5 million relating to higher than anticipated costs on certain client assignments.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 2.5% in USD (3.1% in local currency) in 2018, compared with 5.9% last year.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$119.3	88.3	31.0	35%	27%
Reimbursements	(4.8)	(4.5)	(0.3)	7	4
Revenue before reimbursements	$114.5	83.8	30.7	37%	28%
Gross contract costs	(1.3)	(1.4)	0.1	(7)	(17)
Fee Revenue	$113.2	82.4	30.8	37%	29%
Advisory fees	65.1	57.7	7.4	13	6
Transaction fees & other	15.4	12.8	2.6	20	12
Incentive fees	32.7	11.9	20.8	n.m.	n.m.
Compensation, operating and administrative expenses excluding gross contract costs	83.3	67.1	16.2	24	18
Gross contract costs	1.3	1.4	(0.1)	(7)	(17)
Depreciation and amortization	0.8	0.7	0.1	14	6
Total operating expenses, excluding reimbursed expenses	$85.4	69.2	16.2	23%	17%
Operating income	$29.1	14.6	14.5	99%	81%
Equity earnings	$13.2	4.6	8.6	n.m.	n.m.
Adjusted EBITDA	$42.4	19.6	22.8	n.m.	n.m.
n.m. - not meaningful
LaSalle revenue and fee revenue increased primarily due to strong incentive fee performance associated with real estate dispositions in Asia Pacific. The increase in advisory fees follows the continued growth of our private equity business and includes approximately $3 million of catch-up advisory fees earned as a result of new equity commitments in established funds.
Equity earnings in both the current and prior years were primarily driven by net valuation increases for investments in Europe and Asia.
Higher variable compensation expense driven by the recognition of incentive fees was the primary driver of the increase in operating expenses for the first quarter of 2018, compared with prior-year first quarter.
Operating income increased 81% and Adjusted EBITDA increased over 100%, both compared with last year. Adjusted EBITDA margin was 37.4% in USD (37.2% in local currency), compared with 23.8% last year. This improvement was driven by the increase in higher-margin incentive fees.
Assets under management were $59.0 billion as of March 31, 2018, an increase of 2% in USD and local currency from $58.1 billion as of December 31, 2017. The net increase in assets under management during the year resulted from $2.7 billion of acquisitions and $1.7 billion of net valuation increases, partially offset by $3.5 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $258.6 million of cash in the first three months of 2018, compared with $211.6 million used during the same period in 2017. The year-over-year increase in cash used in operating activities is driven by higher annual incentive compensation paid to employees in 2018 as compared with 2017, reflecting the Company’s performance in the previous annual periods. Partially offsetting this increase in cash used was improved first quarter performance in 2018 as compared to 2017, reflecting a $34.9 million increase in Net income, together with continued improvement of working capital management.
Cash Flows from Investing Activities
We used $60.0 million of cash for investing activities during the first three months of 2018, an increase of $10.3 million from the $49.7 million used during the same period in 2017. The year-over-year increase was due to property and equipment net capital additions (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries), partially offset by (a) a decrease in payments for business acquisitions and (b) net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $341.8 million of cash during the first three months of 2018, as compared to providing $216.9 million during the same period in 2017. The net increase of $124.9 million in cash provided is substantially driven by an increase in net borrowings in 2018 to facilitate payment of the higher variable compensation noted in the Cash Flows from Operating Activities section above.
Credit Facility
Our $2.75 billion Facility matures on June 21, 2021. As of March 31, 2018, we had outstanding borrowings under the Facility of $325.0 million and outstanding letters of credit of $8.6 million. As of December 31, 2017, we had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million. The average outstanding borrowings under the Facility were $202.3 million and $1,117.5 million during the three months ended March 31, 2018 and 2017, respectively. The year-over-year decrease in average outstanding borrowings was driven by efforts to improve working capital management as well as the issuance of the Euro Notes in June 2017, discussed below in Long-Term Debt.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $67.0 million under local overdraft facilities as of March 31, 2018. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $95.1 million and $77.4 million as of March 31, 2018 and December 31, 2017, respectively, of which $24.6 million and $45.4 million as of March 31, 2018 and December 31, 2017, respectively, were attributable to local overdraft facilities.
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

Co-Investment Activity
As of March 31, 2018, we had total investments of $381.0 million in 43 separate property or fund co-investments, primarily related to LaSalle. For the three months ended March 31, 2018, and 2017, return of capital exceeded funding of co-investments by $7.4 million and $0.7 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients in Americas, EMEA and Asia Pacific as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of March 31, 2018, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2017 or in the first three months of 2018 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On May 8, 2018, we announced a semi-annual cash dividend of $0.41 per share of common stock. The dividend payment will be made on June 15, 2018, to holders of record at the close of business on May 18, 2018. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2018 and 2017, were $76.5 million and $31.6 million, respectively. Our capital expenditures in 2018 were primarily for information technology systems (software) and improvements to leased office spaces.
Capital expenditures in 2018 included $34.9 million made by consolidated VIEs in which we held no equity interest for buildings.
Business Acquisitions
During the three months ended March 31, 2018, we paid $22.6 million for business acquisitions. This included $8.7 million of payments relating to three new acquisitions in 2018 and $13.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time, and performance. Deferred business acquisition obligations totaled $76.6 million as of March 31, 2018. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2018, we had the potential to make earn-out payments for a maximum of $434.6 million on 56 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2018 and December 31, 2017, we had total cash and cash equivalents of $292.8 million and $268.0 million, respectively, of which approximately $193.0 million and $198.9 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of March 31, 2018 and December 31, 2017, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $209.8 million as of March 31, 2018. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2017 in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission.
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
Moreover, there can be no assurance future dividends will be declared since the actual declaration of future dividends, and the establishment of record and payment dates, remains subject to final determination by JLL's Board of Directors.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of March 31, 2018. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three months ended March 31, 2018 was $202.3 million, with an effective interest rate of 2.6%. We had $325.0 million outstanding under the Facility and outstanding letters of credit of $8.6 million as of March 31, 2018. The Facility bears a variable rate of interest based on market rates.
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
Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2017 or the first three months of 2018, and we had no such agreements outstanding as of March 31, 2018.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during 2018, our results would reflect an increase of $0.3 million to Interest expense, net of interest income, for the three months ended March 31, 2018.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 48% and 45% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (10% and 12% of revenue for the three months ended March 31, 2018 and 2017, respectively) and the euro (9% and 6% of revenue for both the three months ended March 31, 2018 and 2017).
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

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended March 31, 2018, our total revenue increased 14% in U.S. dollars and 10% in local currency, and our operating income increased 250% in U.S. dollars and 251% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of March 31, 2018, we had forward exchange contracts in effect with a gross notional value of $2.29 billion ($1.27 billion on a net basis) and a net loss of $7.2 million. This net carrying gain is generally offset by a carrying loss in associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2018, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We implemented changes to our processes related to revenue recognition and the control activities within them. Changes included development of new policies and procedures, training developments and deployment, review of existing contracts, update to information systems, and development and deployment of additional planning, reporting and analysis tools and procedures. There were no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Corporate Officers
The names and titles of our corporate executive officers, as of March 31, 2018, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Christie B. Kelly
Executive Vice President and Chief Financial Officer

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

John Forrest
Chief Executive Officer, Global & Americas Corporate Solutions

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Patricia Maxson
Chief Human Resource Officer

Gregory P. O'Brien
Chief Executive Officer, Americas
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	Mark J. Ohringer
Corporate Finance and Investor Relations	General Counsel and Corporate Secretary

Bryan J. Duncan	Parikshat Suri
Treasurer	Chief Audit Executive

Allan Frazier	Judith I. Tempelman
Chief Information Officer	Head of Corporate Development
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2018.

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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31st, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith