Form 10-Q
period 2018-06-30
JONES LANG LASALLE INC
filed 2018-08-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
Or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 3, 2018 was 45,536,574.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share and per share data) (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$292.8	268.0
Trade receivables, net of allowances of $60.0 and $51.3	1,508.0	1,739.4
Notes and other receivables	296.1	385.3
Reimbursable receivables	1,301.5	1,263.3
Warehouse receivables	456.9	317.5
Short-term contract assets	264.0	178.4
Prepaid & other	350.5	389.1
Total current assets	4,469.8	4,541.0
Property and equipment, net of accumulated depreciation of $563.6 and $514.9	536.4	543.9
Goodwill	2,682.9	2,709.3
Identified intangibles, net of accumulated amortization of $186.3 and $165.9	292.8	305.0
Investments in real estate ventures, including $238.7 and $242.3 at fair value	379.5	376.2
Long-term receivables	175.5	164.7
Deferred tax assets, net	237.7	229.1
Deferred compensation plan	257.2	229.7
Other	155.9	155.5
Total assets	$9,187.7	9,254.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$966.4	993.1
Reimbursable payables	899.8	1,022.6
Accrued compensation & benefits	973.8	1,419.1
Short-term borrowings	93.4	77.4
Short-term contract liabilities and deferred income	180.5	155.4
Short-term acquisition-related obligations	70.9	80.1
Warehouse facilities	444.5	309.2
Other	203.1	256.8
Total current liabilities	3,832.4	4,313.7
Credit facility, net of debt issuance costs of $17.8 and $15.3	397.2	(15.3)
Long-term debt, net of debt issuance costs of $4.0 and $4.3	679.7	690.6
Deferred tax liabilities, net	23.9	63.2
Deferred compensation	276.1	259.0
Long-term acquisition-related obligations	182.0	228.9
Other	330.2	332.3
Total liabilities	5,721.5	5,872.4
Redeemable noncontrolling interest	—	3.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,495,171 and 45,373,817 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,046.7	1,037.3
Retained earnings	2,778.4	2,649.0
Shares held in trust	(6.0)	(5.9)
Accumulated other comprehensive loss	(391.6)	(340.8)
Total Company shareholders’ equity	3,428.0	3,340.1
Noncontrolling interest	38.2	38.1
Total equity	3,466.2	3,378.2
Total liabilities and equity	$9,187.7	9,254.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Revenue before reimbursements	$2,163.3	1,874.5	$4,054.4	3,490.8
Reimbursements	1,740.4	1,595.8	3,404.5	3,097.2
Total revenue	$3,903.7	3,470.3	$7,458.9	6,588.0
Operating expenses:
Compensation and benefits	1,240.5	1,066.4	2,337.7	2,044.0
Operating, administrative and other	737.8	630.7	1,435.1	1,210.2
Reimbursed expenses	1,740.4	1,595.8	3,404.5	3,097.2
Depreciation and amortization	46.3	41.2	88.4	80.5
Restructuring and acquisition (credits) charges	(11.1)	5.4	(10.4)	9.9
Total operating expenses	3,753.9	3,339.5	7,255.3	6,441.8
Operating income	149.8	130.8	203.6	146.2
Interest expense, net of interest income	14.3	14.6	28.1	27.6
Equity earnings from real estate ventures	10.2	14.5	23.8	20.1
Other income	1.7	—	4.2	1.0
Income before income taxes and noncontrolling interest	147.4	130.7	203.5	139.7
Provision for income taxes	37.6	35.8	51.1	37.1
Net income	109.8	94.9	152.4	102.6
Net income attributable to noncontrolling interest	1.8	0.4	4.1	0.9
Net income attributable to the Company	108.0	94.5	148.3	101.7
Dividends on unvested common stock, net of tax benefit	0.2	0.2	0.2	0.2
Net income attributable to common shareholders	$107.8	94.3	$148.1	101.5
Basic earnings per common share	$2.37	2.08	$3.26	2.24
Basic weighted average shares outstanding (in 000's)	45,493	45,288	45,468	45,273
Diluted earnings per common share	$2.35	2.06	$3.23	2.22
Diluted weighted average shares outstanding (in 000's)	45,951	45,782	45,922	45,728
Dividends declared per share	$0.41	0.35	$0.41	0.35
Net income attributable to the Company	$108.0	94.5	$148.3	101.7
Change in pension liabilities, net of tax	—	0.8	—	0.8
Foreign currency translation adjustments	(102.6)	68.3	(50.8)	129.5
Comprehensive income attributable to the Company	$5.4	163.6	$97.5	232.0
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	148.3	—	—	4.1	152.4
Shares issued under stock-based compensation programs	177,234	—	0.4	—	—	—	—	0.4
Shares repurchased for payment of taxes on stock-based compensation	(55,880)	—	(8.8)	—	—	—	—	(8.8)
Amortization of stock-based compensation	—	—	15.5	—	—	—	—	15.5
Dividends paid, $0.41 per share	—	—	—	(18.9)	—	—	—	(18.9)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	(50.8)	—	(50.8)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(4.0)	(4.0)
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
June 30, 2018	45,495,171	$0.5	1,046.7	2,778.4	(6.0)	(391.6)	38.2	$3,466.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2018	2017
Cash flows used in operating activities:
Net income	$152.4	102.6
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	19.1	17.1
Other adjustments, net	60.7	88.6
Changes in working capital, net	(500.1)	(246.9)
Net cash used in operating activities	(267.9)	(38.6)
Cash flows used in investing activities:
Net capital additions – property and equipment	(71.0)	(63.2)
Acquisition of investment properties (less than wholly-owned)	(34.9)	—
Proceeds from the sale of assets (less than wholly-owned)	24.3	—
Business acquisitions, net of cash acquired	(11.2)	(18.5)
Capital contributions to real estate ventures	(20.6)	(21.8)
Distributions of capital from real estate ventures	27.5	21.9
Other, net	2.2	(2.3)
Net cash used in investing activities	(83.7)	(83.9)
Cash flows provided by financing activities:
Proceeds from issuance of senior notes	—	395.7
Proceeds from borrowings under credit facility	1,780.0	1,856.0
Repayments of borrowings under credit facility	(1,365.0)	(2,106.0)
Payments of deferred business acquisition obligations and earn-outs	(26.3)	(23.2)
Payment of dividends	(18.9)	(16.1)
Other, net	13.4	(22.1)
Net cash provided by financing activities	383.2	84.3
Effect of currency exchange rate changes on cash and cash equivalents	(14.4)	9.0
Net change in cash, cash equivalents and restricted cash	17.2	(29.2)
Cash, cash equivalents and restricted cash, beginning of the period	471.7	454.0
Cash, cash equivalents and restricted cash, end of the period	$488.9	424.8
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$196.1	174.4
Cash paid during the period for:
Interest	$20.7	24.9
Income taxes, net of refunds	50.6	70.4
Non-cash investing activities:
Business acquisitions, including contingent consideration	$1.7	10.7
Non-cash financing activities:
Deferred business acquisition obligations	$—	1.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of June 30, 2018 and December 31, 2017, and for the periods ended June 30, 2018 and 2017, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified or recast certain prior-year amounts in conjunction with the adoption of new accounting standards and to conform to the current year presentation. Refer to Note 2, New Accounting Standards, for additional information.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from capital markets activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period.
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
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. Changes in the geographic mix of income can impact our estimated effective tax rate.
As a result of the items mentioned above, the results for the periods ended June 30, 2018 and 2017 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the employer service cost component from the other components of net periodic pension cost. The primary impact for JLL is the requirement to present the components of net periodic pension cost that do not represent the employer service cost outside of the subtotal "Operating income" on the Condensed Consolidated Statements of Comprehensive Income. As full retrospective application is required, we recast our comparative information, reclassifying the components of net periodic pension cost, other than the employer service cost component, from Compensation and benefits expense to Other income on the Condensed Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2017, the amount reclassified was a benefit of $1.0 million. The adoption of ASU 2017-07 had no impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows. Refer to the table below for the impact of adopting this ASU on our comparative Condensed Consolidated Statement of Comprehensive Income.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers; in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), amends and comprises ASC Topic 606, Revenue from Contracts with Customers. These ASUs, and other related ASUs, replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP"). Effective January 1, 2018, we adopted ASC Topic 606 on a full retrospective basis.
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
Implementation of the updated principal versus agent considerations in ASC Topic 606 resulted in a significant increase to the proportion of our Property & Facility Management and Project & Development Services contracts presented on a gross basis (hereafter “gross contracts”). Under the previous principal versus agent framework, our evaluations for presentation of a service contract contemplated both performance and payment risk. Contractual provisions with clients and third-party vendors and subcontractors, such as “pay-when-paid”, that substantially mitigate our payment risk with respect to on-site personnel and other expenses incurred on our clients’ behalf have historically resulted in the majority of our service contracts being presented on a net basis. However, within ASC Topic 606, payment risk is not an evaluation factor; instead, control of the service before transfer to the customer is the focal point of current principal versus agent assessments. As a result, we determined that costs associated with all client-dedicated JLL personnel, even when directly reimbursed by clients, and arrangements where we control the services provided by a third-party prior to the transfer to the customer will now be presented on a gross basis. The incremental expenses and corresponding revenue recognized as a result of the adoption of the new principal versus agent framework are presented in new financial statement captions, Reimbursed expenses and Reimbursements, respectively, in our Condensed Consolidated Statements of Comprehensive Income. We have reclassified reimbursable activity in our comparative financial statements.

Finally, the adoption of ASC Topic 606 resulted in a material increase to total assets and total liabilities to reflect (i) contract assets and accrued commissions payable recognized upon acceleration of the timing of revenue recognition for certain transactions commissions and advisory services and (ii) assets and liabilities relating to service contracts now reported on a gross basis. Balance sheet activity associated with contracts now reported on a gross basis is most prominently reflected within Reimbursable receivables and Reimbursable payables, new financial statement captions established in conjunction with our adoption of ASC Topic 606. We have reclassified reimbursable activity in our comparative financial statements.
The impact of adopting new accounting pronouncements on a retrospective basis to the Consolidated Balance Sheet as of December 31, 2017, and Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017, were as follows (for impacted financial statement captions):

(in millions)	Published December 31, 2017 (audited)	Adjustment due to ASC Topic 606	As Restated December 31, 2017 (unaudited)
Assets
Trade receivables, net of allowances(1)	$2,118.1	(378.7)	$1,739.4
Note and other receivables(1)	393.6	(8.3)	385.3
Reimbursable receivables	n/a	1,263.3	1,263.3
Short-term contract assets	n/a	178.4	178.4
Prepaid & other current assets(2)	257.7	131.4	389.1
Long-term receivables	168.6	(3.9)	164.7
Other assets	97.8	57.7	155.5
Liabilities and equity
Accounts payable and accrued liabilities(1)	$1,011.6	(18.5)	$993.1
Reimbursable payables	n/a	1,022.6	1,022.6
Accrued compensation & benefits	1,309.0	110.1	1,419.1
Short-term contract liabilities and deferred income(1)	158.9	(3.5)	155.4
Other current liabilities(1)	263.8	(7.0)	256.8
Deferred tax liabilities, net	23.9	39.3	63.2
Retained earnings	2,552.8	96.2	2,649.0
Accumulated other comprehensive (loss) income	(341.8)	1.0	(340.8)
(1) Adjustments in these captions reflect reclassifications to new financial statement captions, Reimbursable receivables and Reimbursable payables.
(2) Adjustments in this caption reflect an increase to restricted cash held on behalf of clients for contracts now presented on a gross basis.

(in millions)	Published Three months ended June 30, 2017 (unaudited)	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Three months ended June 30, 2017 (unaudited)
Revenue
Revenue before reimbursements(1)	$1,834.7	39.8	—	$1,874.5
Reimbursements(1)	n/a	1,595.8	—	1,595.8
Total revenue	1,834.7	1,635.6	—	3,470.3
Operating expenses
Compensation and benefits(1)	1,049.0	17.4	—	1,066.4
Operating, administrative and other(1)	634.8	(4.1)	—	630.7
Reimbursed expenses(1)	n/a	1,595.8	—	1,595.8
Operating income	104.3	26.5	—	130.8
Other income	—	—	—	—
Provision for income taxes	25.5	10.3	—	35.8
Net income	78.7	16.2	—	94.9
Basic earnings per common share	$1.73	0.35	—	$2.08
Diluted earnings per common share	$1.71	0.35	—	$2.06
(1) Included in "Adjustments due to ASC Topic 606" is $12.3 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.

(in millions)	Published Six months ended June 30, 2017 (unaudited)	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Six months ended June 30, 2017 (unaudited)
Revenue
Revenue before reimbursements(1)	$3,449.9	40.9	—	$3,490.8
Reimbursements(1)	n/a	3,097.2	—	3,097.2
Total revenue	3,449.9	3,138.1	—	6,588.0
Operating expenses
Compensation and benefits(1)	2,014.3	28.7	1.0	2,044.0
Operating, administrative and other(1)	1,218.6	(8.4)	—	1,210.2
Reimbursed expenses(1)	n/a	3,097.2	—	3,097.2
Operating income	126.6	20.6	(1.0)	146.2
Other income	—	—	1.0	1.0
Provision for income taxes	29.1	8.0	—	37.1
Net income	90.0	12.6	—	102.6
Basic earnings per common share	$1.97	0.27	—	$2.24
Diluted earnings per common share	$1.95	0.27	—	$2.22
(1) Included in "Adjustments due to ASC Topic 606" is $30.2 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.
The cumulative impact to our retained earnings and Condensed Consolidated Statement of Comprehensive Income includes certain direct expenses, such as accrued commissions and deferred income taxes, resulting from the changes in accounting principle in accordance with ASC Topic 250, which partially offset the impact of the acceleration of revenue. The cumulative impact to our retained earnings from the adoption of ASC Topic 606, as of January 1, 2016, was $62.6 million.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB codified an alternative (and optional) transition method via ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; we anticipate electing the use of this optional transition method.
The adoption of this ASU will result in an increase to the Condensed Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with our real estate leases. We are currently in the process of inventorying our population of real estate and non-real estate leases. For each lease, we are also in the process of compiling and calculating the relevant inputs to derive the ASU's impact. However, we have not completed the quantification of the impact. In addition, we anticipate our disclosures related to leases will expand with the requirements of this ASU and we continue to evaluate other effects the guidance will have on our financial statements and related disclosures.

3.	REVENUE RECOGNITION
We earn revenue from the following:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g. tenant occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be “normal course of business” and, as a result, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of future events that are uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized in the current period had previously been constrained.
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as MSR-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. Such out-of-scope revenue was $35.1 million and $66.3 million for the three and six months ended June 30, 2018, respectively, and $15.8 million and $50.7 million for the three and six months ended June 30, 2017, respectively.
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
Although we are principal in limited situations, we generally act as agent on behalf of our Property Management clients in relation to third-party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we arrange but do not control the services provided by third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of clients, along with the corresponding revenue, are presented net on our Condensed Consolidated Statements of Comprehensive Income.
Facilities Management primarily provides comprehensive, on-site day-to-day real estate management services to corporations and institutions across a broad range of industries that outsource the management of the real estate they occupy, representing a series of daily performance obligations delivered over time. Pricing generally includes a management fee and, in many instances, an incentive fee or other form of variable consideration.
Although we may act as agent on behalf of our clients with respect to certain mandates, we generally act as principal for our Facilities Management contracts with respect to third-party vendors and subcontractors engaged to deliver operational services to our clients' facilities. In these situations, we control the services provided by such third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of our clients, along with the corresponding reimbursement revenue, are presented gross on our Condensed Consolidated Statements of Comprehensive Income.

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
For certain contracts, we control the services provided by third-party vendors and subcontractors prior to transfer of the assets to the client. In these situations, the costs incurred on behalf of clients, along with the associated reimbursement revenue are presented gross on our Condensed Consolidated Statements of Comprehensive Income. For situations in which we act as agent on behalf of clients, costs incurred and the associated revenue are presented net on our Condensed Consolidated Statements of Comprehensive Income.
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
Contract Assets - Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of June 30, 2018 and December 31, 2017, we had $310.0 million and $236.0 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract Liabilities - Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of June 30, 2018 and December 31, 2017, we had $87.2 million and $73.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The significant majority of contract liabilities are recognized as revenue within 90 days.
Deferred Income - Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations - Remaining performance obligations represent the aggregate transaction prices for contracts where our performance obligations have not yet been satisfied. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
Effective January 1, 2018, management expanded the types of costs we include within gross contract costs. Most notably, this refinement includes the compensation and benefits associated with client-dedicated employees. Comparative periods were recast for consistency. This change in gross contract costs resulted in a decrease to fee revenue and was prompted by (i) the increase in compensation and benefits associated with client-dedicated personnel presented on a gross basis as a result of the adoption of ASC Topic 606 and (ii) the continued changes in our business mix, reflecting expansion of businesses that most commonly incorporate client-dedicated employees in the delivery of services. The most significant impacts are within Property & Facility Management and Project & Development Services.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of June 30, 2018, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which is comprised of the following:

•	Global Chief Executive Officer

•	Global Chief Financial Officer

•	Chief Executive Officers of each of our four business segments

•	Global Chief Executive Officer of Corporate Solutions

•	Global Chief Executive Officer of Capital Markets

•	Global Chief Human Resources Officer

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Americas - Real Estate Services
Leasing	$422.9	388.4	$727.4	687.4
Capital Markets	117.8	104.7	228.8	203.8
Property & Facility Management	1,258.4	1,104.6	2,441.9	2,153.7
Project & Development Services	274.5	265.0	544.1	555.5
Advisory, Consulting and Other	78.9	69.8	151.3	132.0
Revenue	2,152.5	1,932.5	4,093.5	3,732.4
Reimbursements	(1,226.4)	(1,110.0)	(2,408.1)	(2,188.5)
Revenue before reimbursements	926.1	822.5	1,685.4	1,543.9
Gross contract costs	(156.6)	(130.4)	(289.7)	(262.2)
Net non-cash MSR and mortgage banking derivative activity	(1.3)	(6.7)	(4.0)	(4.0)
Fee revenue	768.2	685.4	1,391.7	1,277.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	796.9	702.4	1,485.6	1,368.0
Depreciation and amortization	28.3	23.7	52.6	47.2
Segment operating expenses, excluding reimbursed expenses	825.2	726.1	1,538.2	1,415.2
Gross contract costs	(156.6)	(130.4)	(289.7)	(262.2)
Fee-based segment operating expenses	668.6	595.7	1,248.5	1,153.0
Segment operating income	$100.9	96.4	$147.2	128.7
Equity earnings	0.4	0.2	0.5	0.4
Segment income	$101.3	96.6	$147.7	129.1

EMEA - Real Estate Services
Leasing	$72.9	66.8	$131.8	115.6
Capital Markets	89.9	96.5	179.2	156.5
Property & Facility Management	392.3	335.2	742.6	639.1
Project & Development Services	220.8	160.0	443.4	301.7
Advisory, Consulting and Other	70.7	62.7	133.2	111.5
Revenue	846.6	721.2	1,630.2	1,324.4
Reimbursements	(153.0)	(125.5)	(309.0)	(227.4)
Revenue before reimbursements	693.6	595.7	1,321.2	1,097.0
Gross contract costs	(305.3)	(248.9)	(582.5)	(480.3)
Fee revenue	388.3	346.8	738.7	616.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	683.5	574.6	1,319.7	1,097.6
Depreciation and amortization	11.5	11.1	22.9	21.4
Segment operating expenses, excluding reimbursed expenses	695.0	585.7	1,342.6	1,119.0
Gross contract costs	(305.3)	(248.9)	(582.5)	(480.3)
Fee-based segment operating expenses	389.7	336.8	760.1	638.7
Segment operating (loss) income	$(1.4)	10.0	$(21.4)	(22.0)
Equity earnings	—	—	—	—
Segment (loss) income	$(1.4)	10.0	$(21.4)	(22.0)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Asia Pacific - Real Estate Services
Leasing	$58.1	51.2	$95.9	81.8
Capital Markets	50.3	36.2	82.7	65.8
Property & Facility Management	541.6	505.4	1,061.4	959.4
Project & Development Services	114.1	110.2	201.1	187.9
Advisory, Consulting and Other	48.8	40.7	83.1	75.1
Revenue	812.9	743.7	1,524.2	1,370.0
Reimbursements	(356.2)	(355.9)	(677.8)	(672.4)
Revenue before reimbursements	456.7	387.8	846.4	697.6
Gross contract costs	(205.4)	(163.0)	(400.7)	(293.4)
Fee revenue	251.3	224.8	445.7	404.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	427.5	360.7	812.5	660.7
Depreciation and amortization	5.8	5.7	11.4	10.5
Segment operating expenses, excluding reimbursed expenses	433.3	366.4	823.9	671.2
Gross contract costs	(205.4)	(163.0)	(400.7)	(293.4)
Fee-based segment operating expenses	227.9	203.4	423.2	377.8
Segment operating income	$23.4	21.4	$22.5	26.4
Equity earnings	0.7	0.6	1.0	1.4
Segment income	$24.1	22.0	$23.5	27.8

LaSalle
Advisory fees	$67.1	64.4	$137.0	126.6
Transaction fees & other	6.7	5.1	23.4	19.3
Incentive fees	17.9	3.4	50.6	15.3
Revenue	91.7	72.9	211.0	161.2
Reimbursements	(4.8)	(4.4)	(9.6)	(8.9)
Revenue before reimbursements	86.9	68.5	201.4	152.3
Gross Contract Costs	(1.2)	(1.2)	(2.5)	(2.6)
Fee revenue	85.7	67.3	198.9	149.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	70.4	59.4	155.0	127.9
Depreciation and amortization	0.7	0.7	1.5	1.4
Segment operating expenses, excluding reimbursed expenses	71.1	60.1	156.5	129.3
Gross contract costs	(1.2)	(1.2)	(2.5)	(2.6)
Fee-based segment operating expenses	69.9	58.9	154.0	126.7
Segment operating income	$15.8	8.4	$44.9	23.0
Equity earnings	9.1	13.7	22.3	18.3
Segment income	$24.9	22.1	$67.2	41.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Segment Reconciling Items
Fee revenue	$1,493.5	1,324.3	$2,775.0	2,448.3
Gross contract costs	668.5	543.5	1,275.4	1,038.5
Net non-cash MSR and mortgage banking derivative activity	1.3	6.7	4.0	4.0
Revenue before reimbursements	2,163.3	1,874.5	4,054.4	3,490.8
Reimbursements	1,740.4	1,595.8	3,404.5	3,097.2
Revenue	$3,903.7	3,470.3	$7,458.9	6,588.0
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$2,024.6	1,738.3	$3,861.2	3,334.7
Reimbursed expenses	1,740.4	1,595.8	3,404.5	3,097.2
Total segment operating expenses before restructuring and acquisition charges	$3,765.0	3,334.1	$7,265.7	6,431.9
Operating income before restructuring and acquisition charges	$138.7	136.2	$193.2	156.1
Restructuring and acquisition (credits) charges	(11.1)	5.4	(10.4)	9.9
Operating income	$149.8	130.8	$203.6	146.2
The following table reconciles segment identifiable assets to consolidated amounts.

(in millions)	June 30, 2018	December 31, 2017
Real Estate Services:
Americas	$5,027.8	4,745.4
EMEA	2,129.0	2,367.5
Asia Pacific	1,227.2	1,305.0
LaSalle	528.4	548.6
Corporate	275.3	287.9
Consolidated	$9,187.7	9,254.4

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2018 Business Combinations Activity
During the six months ended June 30, 2018, we completed three new strategic acquisitions, as presented in the table below. These acquisitions continued to expand our capabilities and increase our presence in key regional markets.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Stessa Inc.	Q1	United States	Advisory, Consulting and Other
Raymond Chabot Grant Thornton & Co. LLP	Q1	Canada	Advisory, Consulting and Other
JCL International Inc.	Q1	Philippines	Project & Development Services
Aggregate terms of our acquisitions included: (1) cash paid at closing of $11.2 million and (2) contingent earn-out consideration of $1.7 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $10.7 million, identifiable intangibles of $2.1 million, and other net assets (acquired assets less assumed liabilities) of $0.1 million. As of June 30, 2018, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2018 acquisitions during their open measurement periods.
During the six months ended June 30, 2018, we paid $40.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $1.5 million to acquire the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
2017 Business Combination Activity
During the six months ended June 30, 2018, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2017. As of June 30, 2018, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2017 acquisitions with open measurement periods.
Earn-Out Payments

($ in millions)	June 30, 2018	December 31, 2017
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	54	56
Maximum earn-out payments (undiscounted)	$393.7	436.2
Short-term earn-out liabilities (fair value)[1]	41.9	49.6
Long-term earn-out liabilities (fair value)[1]	137.7	177.5
1 Included in Short-term and Long-term acquisition obligations on the Condensed Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2018 consisted of: (1) goodwill of $2,682.9 million, (2) identifiable intangibles of $284.0 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	6.9	0.1	1.9	—	8.9
Impact of exchange rate movements	(0.8)	(27.7)	(6.5)	(0.3)	(35.3)
Balance as of June 30, 2018	$1,418.3	930.0	318.4	16.2	$2,682.9

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	4.5	18.2	6.5	—	29.2
Impact of exchange rate movements	0.4	52.1	7.2	0.7	60.4
Balance as of June 30, 2017	$1,411.0	922.0	319.8	16.1	$2,668.9
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2017	$241.8	117.0	88.8	23.3	—	$470.9
Additions, net of adjustments (1)	24.0	0.6	—	1.4	—	26.0
Adjustment for fully amortized intangibles	(11.9)	(0.4)	(1.3)	(0.7)	—	(14.3)
Impact of exchange rate movements	—	(0.1)	(1.9)	(1.5)	—	(3.5)
Balance as of June 30, 2018	$253.9	117.1	85.6	22.5	—	$479.1

Accumulated Amortization
Balance as of December 31, 2017	$(55.1)	(61.3)	(43.1)	(6.4)	—	$(165.9)
Amortization, net (2)	(22.2)	(6.9)	(6.4)	(1.3)	—	(36.8)
Adjustment for fully amortized intangibles	11.9	0.4	1.3	0.7	—	14.3
Impact of exchange rate movements	—	0.3	0.9	0.9	—	2.1
Balance as of June 30, 2018	$(65.4)	(67.5)	(47.3)	(6.1)	—	$(186.3)

Net book value as of June 30, 2018	$188.5	49.6	38.3	16.4	—	$292.8
(1) Included in this amount for MSRs was $6.5 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments (1)	29.0	0.2	3.1	5.8	—	38.1
Adjustment for fully amortized intangibles	(6.0)	(50.0)	(7.7)	(8.0)	(0.1)	(71.8)
Impact of exchange rate movements	—	—	4.8	0.9	—	5.7
Balance as of June 30, 2017	$216.1	117.3	91.3	22.9	—	$447.6

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization, net (2)	(18.9)	(6.9)	(7.6)	(1.2)	—	(34.6)
Adjustment for fully amortized intangibles	6.0	50.0	7.7	8.0	0.1	71.8
Impact of exchange rate movements	—	0.2	(2.2)	(0.2)	—	(2.2)
Balance as of June 30, 2017	$(45.2)	(55.4)	(40.1)	(4.9)	—	$(145.6)

Net book value as of June 30, 2017	$170.9	61.9	51.2	18.0	—	$302.0
(1) Included in this amount for MSRs was $4.3 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of June 30, 2018, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2018 (6 months)	$15.8	13.8	$29.6
2019	29.3	23.7	53.0
2020	27.1	19.2	46.3
2021	23.8	12.4	36.2
2022	21.0	6.5	27.5
2023	17.7	4.3	22.0
Thereafter	53.8	15.6	69.4
Total	$188.5	95.5	$284.0

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2018 and December 31, 2017, we had Investments in real estate ventures of $379.5 million and $376.2 million, respectively.
Approximately 75% of our investments are in 43 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 25% of our Investments in real estate ventures, as of June 30, 2018, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $197.5 million as of June 30, 2018, of which $60.4 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2018	December 31, 2017
Property and equipment, net	$36.8	15.7
Investment in real estate ventures	13.8	12.6
Other assets (1)	8.8	44.4
Total assets	$59.4	72.7
Other current liabilities (1)	$1.1	30.9
Mortgage indebtedness (included in Other liabilities)	26.0	9.2
Total liabilities	27.1	40.1
Members' equity (included in Noncontrolling interest)	32.3	32.6
Total liabilities and members' equity	$59.4	72.7
(1) Balances as of December 31, 2017, primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue	$1.7	1.0	$2.7	2.6
Operating and other expenses	(1.6)	(0.8)	(2.4)	(2.0)
Net gains on sale of investments	0.5	—	2.0	—
Net income	$0.6	0.2	$2.3	0.6
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the six months ended June 30, 2018 and 2017.
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

(in millions)	2018	2017
Fair value investments as of January 1,	$242.3	212.7
Investments	11.1	19.2
Distributions	(29.0)	(18.6)
Change in fair value	13.6	10.7
Foreign currency translation adjustments, net	0.7	4.0
Fair value investments as of June 30,	$238.7	228.0

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, stock unit awards represent an important element of compensation to our employees. During the second quarter of 2018, we issued performance stock unit ("PSU") awards to certain employees under the Jones Lang LaSalle 2017 Stock Award and Incentive Plan, a supplement to the continued issuance of restricted stock unit ("RSU") awards. RSU and PSU activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2018	658.0	$126.31	2.20
Granted	100.7	164.04
Vested	(4.3)	172.95
Forfeited	(4.1)	129.03
Unvested as of June 30, 2018	750.3	$131.09	2.36

Unvested as of March 31, 2017	785.7	$117.62	1.82
Granted	11.1	118.00
Vested	(3.3)	117.81
Forfeited	(17.6)	112.71
Unvested as of June 30, 2017	775.9	$117.74	1.61

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	220.0	162.33
Vested	(178.1)	122.42
Forfeited	(19.3)	125.56
Unvested as of June 30, 2018	750.3	$131.09	2.36

Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	151.9	116.54
Vested	(106.4)	90.32
Forfeited	(20.5)	113.16
Unvested as of June 30, 2017	775.9	$117.74	1.61
We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and one or more performance measures, including (i) performance conditions (e.g. achievement against earnings per share targets) and (ii) for certain awards, a market condition (e.g. total shareholder return performance against a peer group). We determine the fair value of PSUs based on the closing market price of our common stock on the grant date taking into consideration the likelihood of achieving each performance condition and the market condition valuation, as applicable, based on the output of a Monte Carlo simulation.
As of June 30, 2018, we had $43.3 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2022.

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
We had no transfers among levels of the fair value hierarchy during the six months ended June 30, 2018 and 2017. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities, and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt as $690.9 million and $712.6 million as of June 30, 2018 and December 31, 2017, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $679.7 million and $690.6 million as of June 30, 2018 and December 31, 2017, respectively, and included debt issuance costs of $4.0 million and $4.3 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2018 and December 31, 2017, investments in real estate ventures at fair value using NAV were $192.9 million and $195.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2018			December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$45.8	—	—	47.3	—	—
Foreign currency forward contracts receivable	—	7.9	—	—	13.2	—
Warehouse receivables	—	456.9	—	—	317.5	—
Deferred compensation plan assets	—	257.2	—	—	229.7	—
Mortgage banking derivative assets	—	—	34.6	—	—	19.0
Total assets at fair value	$45.8	722.0	34.6	47.3	560.4	19.0
Liabilities
Foreign currency forward contracts payable	$—	2.0	—	—	1.9	—
Deferred compensation plan liabilities	—	254.6		—	228.4	—
Earn-out liabilities	—	—	179.6	—	—	227.1
Mortgage banking derivative liabilities	—	—	26.5	—	—	10.3
Total liabilities at fair value	$—	256.6	206.1	—	230.3	237.4
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2018 and December 31, 2017, these contracts had a gross notional value of $2.03 billion ($0.91 billion on a net basis) and $2.43 billion ($1.82 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or six months ended June 30, 2018 or 2017.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $7.9 million asset as of June 30, 2018, was composed of gross contracts with receivable positions of $8.1 million and payable positions of $0.2 million. The $2.0 million liability as of June 30, 2018, was composed of gross contracts with receivable positions of $1.3 million and payable positions of $3.3 million. As of December 31, 2017, the $13.2 million asset was composed of gross contracts with receivable positions of $14.4 million and payable positions of $1.2 million. The $1.9 million liability as of December 31, 2017, was composed of gross contracts with receivable positions of $2.3 million and payable positions of $4.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of June 30, 2018 and December 31, 2017, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2018, as Deferred compensation plan assets of $257.2 million, long-term deferred compensation plan liabilities of $254.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2017, as Deferred compensation plan assets of $229.7 million, long-term deferred compensation plan liabilities of $228.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million.
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
Mortgage Banking Derivatives
The fair value of our rate lock commitments to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with closing and servicing the loan and the effects of interest rate movements between the date of the interest rate lock commitment ("IRLC") and the balance sheet date based on applicable published U.S. Treasury rates.
The fair value of our forward sales contracts with prospective investors considers the market price movement of a similar security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Both the rate lock commitments to prospective borrowers and the forward sale contracts with prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue before reimbursements in the Condensed Consolidated Statements on Comprehensive Income.

The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of March 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2018
Mortgage banking derivative assets and liabilities, net	$5.8	(1.3)	—	17.3	(13.7)	$8.1
Earn-out liabilities	220.3	(13.6)	(3.0)	(0.1)	(24.0)	179.6

(in millions)	Balance as of March 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2017
Mortgage banking derivative assets and liabilities, net	$7.2	8.3	—	19.2	(20.6)	$14.1
Earn-out liabilities	232.8	0.7	3.0	1.2	(12.1)	225.6

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	(3.4)	—	34.7	(31.9)	$8.1
Earn-out liabilities	227.1	(14.8)	(2.5)	1.6	(31.8)	179.6

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	8.4	—	31.1	(40.9)	$14.1
Earn-out liabilities	229.6	(2.1)	4.5	10.7	(17.1)	225.6
1CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or six months ended June 30, 2018 or 2017. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	June 30, 2018	December 31, 2017
Short-term borrowings:
Local overdraft facilities	$25.1	45.4
Other short-term borrowings	68.3	32.0
Total short-term borrowings	$93.4	77.4
Credit facility, net of debt issuance costs of $17.8 and $15.3	397.2	(15.3)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.7 and $2.0	273.3	273.0
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.2 and $1.2	203.2	208.8
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	203.2	208.8
Total debt	$1,170.3	752.7
Credit Facility
On May 17, 2018, we amended our $2.75 billion unsecured revolving credit facility (the "Facility"), which improved pricing and extended the maturity date from June 21, 2021 to May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of June 30, 2018, at LIBOR plus 1.00%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $8.6 million and $9.0 million as of June 30, 2018 and December 31, 2017, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Average outstanding borrowings under the Facility	$523.0	1,302.8	$363.5	1,210.6
Effective interest rate on the Facility	2.8%	2.0%	2.7%	1.9%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $62.5 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of June 30, 2018, our issuer and senior unsecured ratings are investment grade: BBB (stable outlook) from Standard & Poor’s Ratings Services and Baa1 (stable outlook) from Moody’s Investors Service, Inc. During July 2018, Standard & Poor's Ratings Services upgraded our investment-grade rating to BBB+ (stable outlook).
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2018.

Warehouse Facilities

	June 30, 2018		December 31, 2017
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.3%, expires September 24, 2018[1]	$271.1	375.0	156.4	375.0
LIBOR plus 1.35%, expires September 29, 2018[2]	124.4	575.0	74.8	375.0
LIBOR plus 1.5%, expires August 31, 2018	—	100.0	—	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	49.4	n/a	79.2	n/a
Gross warehouse facilities	$444.9	1,050.0	310.4	850.0
Debt issuance costs	(0.4)	n/a	(1.2)	n/a
Total warehouse facilities	$444.5	1,050.0	309.2	850.0
1 In the second quarter of 2018, JLL negotiated a change to the interest rate on the Warehouse facility; the facility previously had an interest rate of LIBOR plus 1.4%.
2 In the second quarter of 2018, JLL entered into a temporary agreement from May 29, 2018 to July 12, 2018 that increased the maximum capacity to $575.0 million. This temporary agreement gives JLL the ability to increase from the original maximum capacity, $375.0 million, to the new maximum capacity in increments of $100.0 million. Once the temporary agreement expires, the maximum capacity will revert to $375.0 million.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of June 30, 2018.
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $34.1 million and $22.0 million as of June 30, 2018 and December 31, 2017, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2017	$26.7
New claims	2.3
Prior year claims adjustments	14.1
Claims paid	(7.3)
June 30, 2018	$35.8

December 31, 2016	$7.3
New claims	0.2
Prior year claims adjustments	1.7
Claims paid	(2.3)
June 30, 2017	$6.9
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of June 30, 2018 and December 31, 2017, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $8.2 billion and $8.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue before reimbursements on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of June 30, 2018 and December 31, 2017, loan loss accruals were $16.6 million and $16.0 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and six months ended June 30, 2018, we recognized Restructuring and acquisition credits of $11.1 million and $10.4 million, respectively. For the three and six months ended June 30, 2017, we recognized Restructuring and acquisition charges of $5.4 million and $9.9 million, respectively.
For the three and six months ended June 30, 2018, we recognized $13.6 million and $14.8 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity, respectively, reflecting changes to our expectations of performance against contracted earn-out payment criteria. For the three and six months ended June 30, 2017, we recognized $0.7 million related to net increases and $2.1 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity, respectively.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	3.7	0.2	0.5	4.4
Payments made	(10.0)	(0.5)	(1.9)	(12.4)
June 30, 2018	$7.9	5.4	—	$13.3

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2016	$19.7	5.5	5.8	$31.0
Accruals	6.4	1.3	4.3	12.0
Payments made	(15.3)	(0.4)	(5.7)	(21.4)
June 30, 2017	$10.8	6.4	4.4	$21.6
We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2018 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

12.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of June 30, 2018	$—
(1) Reflects our redemption of the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $2.3 million representing the difference between the redemption value and the carrying value of the acquired interest.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2018	$(60.5)	(228.5)	$(289.0)
Other comprehensive loss before reclassification	—	(102.6)	(102.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(102.6)	(102.6)
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2017	$(68.7)	(421.1)	$(489.8)
Other comprehensive income before reclassification	—	68.3	68.3
Amounts reclassified from AOCI after tax expense of $0.2, $ - and $0.2	0.8	—	0.8
Other comprehensive income after tax expense of $0.2, $ - and $0.2	0.8	68.3	69.1
Balance as of June 30, 2017	$(67.9)	(352.8)	$(420.7)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	$(340.8)
Other comprehensive loss before reclassification	—	(50.8)	(50.8)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(50.8)	(50.8)
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.3)	$(551.0)
Other comprehensive income before reclassification	—	129.5	129.5
Amounts reclassified from AOCI after tax expense of $0.2, $ - and $0.2	0.8	—	0.8
Other comprehensive income after tax expense of $0.2, $ - and $0.2	0.8	129.5	130.3
Balance as of June 30, 2017	$(67.9)	(352.8)	$(420.7)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2018, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than Revenue Recognition, there have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2018.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the six months ended June 30, 2018 is 25.1%. Our full-year tax rate for 2018 may differ from the rate of the first six months. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%), and the Netherlands (25%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2018 global effective tax rate. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, after factoring the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction.
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
Leasing transaction commissions often require us to estimate the likelihood that certain future events (e.g. tenant occupancy, lease commencement, or rent commencement dates) will occur. The majority of these events are considered to be “normal course of business” and do not result in a constraint upon the recognition of revenue.
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

Acquisitions
The timing of acquisitions may impact the comparability of our results on a year-over-year basis. Our results include incremental revenues and expenses following the completion date of an acquisition. In addition, there is generally an initial adverse impact on net income from an acquisition as a result of pre-acquisition due diligence expenditures and post-acquisition integration costs, such as fees from third-party advisors engaged to assist with onboarding and process alignment.
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
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on underlying valuations, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2018 and 2017, are not fully indicative of the results we expect to realize for the full fiscal year.

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
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$553.9	506.4	47.5	9%	8%
Capital Markets	258.0	237.4	20.6	9	6
Property & Facility Management	2,192.3	1,945.1	247.2	13	12
Project & Development Services	609.4	535.2	74.2	14	11
Advisory, Consulting and Other	198.4	173.3	25.1	14	12
Real Estate Services ("RES") revenue	$3,812.0	3,397.4	414.6	12%	11%
LaSalle	91.7	72.9	18.8	26	23
Revenue	$3,903.7	3,470.3	433.4	12%	11%
Reimbursements	1,740.4	1,595.8	144.6	9	8
Revenue before reimbursements	$2,163.3	1,874.5	288.8	15%	13%
Gross contract costs	(668.5)	(543.5)	(125.0)	23	19
Net non-cash MSR and mortgage banking derivative activity	(1.3)	(6.7)	5.4	(81)	(81)
Fee revenue	$1,493.5	1,324.3	169.2	13%	11%
Leasing	537.8	493.8	44.0	9	8
Capital Markets	243.5	225.0	18.5	8	5
Property & Facility Management	277.5	247.2	30.3	12	8
Project & Development Services	196.7	163.6	33.1	20	18
Advisory, Consulting and Other	152.3	127.4	24.9	20	19
RES fee revenue	$1,407.8	1,257.0	150.8	12%	10%
LaSalle	85.7	67.3	18.4	27	24
Compensation and benefits excluding gross contract costs	1,053.3	916.7	136.6	15	13
Operating, administrative and other expenses excluding gross contract costs	256.5	236.9	19.6	8	6
Depreciation and amortization	46.3	41.2	5.1	12	10
Total fee-based operating expenses, excluding restructuring and acquisition charges	1,356.1	1,194.8	161.3	14	11
Restructuring and acquisition charges	(11.1)	5.4	(16.5)	n.m.	n.m.
Gross contract costs	668.5	543.5	125.0	23	19
Total operating expenses, excluding reimbursed expenses	$2,013.5	1,743.7	269.8	15%	13%
Operating income	$149.8	130.8	19.0	15%	14%
Equity earnings	$10.2	14.5	(4.3)	(30)%	(29)%
Adjusted EBITDA	$193.6	184.6	9.0	5%	4%
n.m. - not meaningful

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$955.1	884.8	70.3	8%	6%
Capital Markets	490.7	426.1	64.6	15	11
Property & Facility Management	4,245.9	3,752.1	493.8	13	11
Project & Development Services	1,188.6	1,045.1	143.5	14	9
Advisory, Consulting and Other	367.6	318.7	48.9	15	11
Real Estate Services ("RES") revenue	$7,247.9	6,426.8	821.1	13%	10%
LaSalle	211.0	161.2	49.8	31	25
Revenue	$7,458.9	6,588.0	870.9	13%	10%
Reimbursements	3,404.5	3,097.2	307.3	10	9
Revenue before reimbursements	$4,054.4	3,490.8	563.6	16%	12%
Gross contract costs	(1,275.4)	(1,038.5)	(236.9)	23	17
Net non-cash MSR and mortgage banking derivative activity	(4.0)	(4.0)	—	—	—
Fee revenue	$2,775.0	2,448.3	326.7	13%	10%
Leasing	922.9	860.8	62.1	7	6
Capital Markets	464.7	410.9	53.8	13	9
Property & Facility Management	542.7	487.1	55.6	11	7
Project & Development Services	370.4	306.1	64.3	21	17
Advisory, Consulting and Other	275.4	233.7	41.7	18	15
RES fee revenue	2,576.1	2,298.6	277.5	12	9
LaSalle	198.9	149.7	49.2	33	27
Compensation and benefits excluding gross contract costs	1,986.0	1,750.3	235.7	13	10
Operating, administrative and other expenses excluding gross contract costs	511.4	465.4	46.0	10	6
Depreciation and amortization	88.4	80.5	7.9	10	7
Total fee-based operating expenses, excluding restructuring and acquisition charges	2,585.8	2,296.2	289.6	13	9
Restructuring and acquisition charges	(10.4)	9.9	(20.3)	n.m.	n.m.
Gross contract costs	1,275.4	1,038.5	236.9	23	17
Total operating expenses, excluding reimbursed expenses	$3,850.8	3,344.6	506.2	15%	11%
Operating income	$203.6	146.2	57.4	39%	39%
Equity earnings	$23.8	20.1	3.7	18%	19%
Adjusted EBITDA	$301.3	252.6	48.7	19%	18%
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
(1)Fee revenue and Fee-based operating expenses;
(2)Adjusted EBITDA and Adjusted EBITDA margin; and
(3)Percentage changes against prior periods, presented on a local currency basis.
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
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue before reimbursements of the Capital Markets service line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue	$3,903.7	3,470.3	$7,458.9	6,588.0
Reimbursements	1,740.4	1,595.8	3,404.5	3,097.2
Revenue before reimbursements	2,163.3	1,874.5	4,054.4	3,490.8
Adjustments:
Gross contract costs	(668.5)	(543.5)	(1,275.4)	(1,038.5)
Net non-cash MSR and mortgage banking derivative activity	(1.3)	(6.7)	(4.0)	(4.0)
Fee revenue	$1,493.5	1,324.3	$2,775.0	2,448.3

Operating expenses	$3,753.9	3,339.5	$7,255.3	6,441.8
Reimbursed expenses	1,740.4	1,595.8	3,404.5	3,097.2
Operating expenses, excluding reimbursed expenses	2,013.5	1,743.7	3,850.8	3,334.7
Less: Gross contract costs	(668.5)	(543.5)	(1,275.4)	(1,038.5)
Fee-based operating expenses	$1,345.0	1,200.2	$2,575.4	2,296.2

Operating income	$149.8	130.8	$203.6	146.2
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income attributable to common shareholders	$107.8	94.3	$148.1	101.5
Add:
Interest expense, net of interest income	14.3	14.6	28.1	27.6
Provision for income taxes	37.6	35.8	51.1	37.1
Depreciation and amortization	46.3	41.2	88.4	80.5
EBITDA	$206.0	185.9	$315.7	246.7
Adjustments:
Restructuring and acquisition charges	(11.1)	5.4	(10.4)	9.9
Net non-cash MSR and mortgage banking derivative activity	(1.3)	(6.7)	(4.0)	(4.0)
Adjusted EBITDA	$193.6	184.6	$301.3	252.6

Net income margin attributable to common shareholders[1]	5.0%	5.0	3.7%	2.9

Adjusted EBITDA margin	13.1%	13.9	11.1%	10.3
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	% Change	2018	% Change
Revenue:
At current period exchange rates	$3,903.7	12%	$7,458.9	13%
Impact of change in exchange rates	(56.9)	n/a	(182.7)	n/a
At comparative period exchange rates	$3,846.8	11%	$7,276.2	10%

Fee Revenue:
At current period exchange rates	$1,493.5	13%	$2,775.0	13%
Impact of change in exchange rates	(27.9)	n/a	(83.0)	n/a
At comparative period exchange rates	$1,465.6	11%	$2,692.0	10%

Operating Income:
At current period exchange rates	$149.8	15%	$203.6	40%
Impact of change in exchange rates	(0.3)	n/a	(0.1)	n/a
At comparative period exchange rates	$149.5	14%	$203.5	39%

Adjusted EBITDA:
At current period exchange rates	$193.6	5%	$301.3	19%
Impact of change in exchange rates	(0.8)	n/a	(3.8)	n/a
At comparative period exchange rates	$192.8	4%	$297.5	18%

Revenue
For the second quarter of 2018, consolidated revenue and fee revenue both increased 11% over the prior-year quarter to $3.9 billion and $1.5 billion, respectively, with broad-based growth across all four segments. The growth in RES consolidated revenue was driven by Property & Facility Management, which contributed nearly two-thirds of the second-quarter growth on a local currency basis and was led by growth of facilities management in Americas. Consolidated fee revenue expansion within our RES service lines was led by Leasing (31% of consolidated RES fee revenue growth on a local currency basis) and Project & Development Services (23%). Geographically across service lines, the increase in RES fee revenue for the second quarter, on a local currency basis, was 67% from Americas, with Asia Pacific and EMEA largely splitting the remaining growth. In addition, LaSalle fee revenue grew 24% compared with 2017, driven by incentive fees earned on the disposition of real estate assets on behalf of clients.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the second quarter of 2017, by notable segment. Refer to segment operating results for further discussion.

•	Leasing - Americas (88%)

•	Project & Development Services - EMEA (44%), Americas (32%) and Asia Pacific (24%)

•	Advisory, Consulting and Other - Americas (56%), APAC (28%), and EMEA (16%)

•	Property & Facility Management - EMEA (75%) and Americas (44%), slightly offset by Asia Pacific

•	Capital Markets - Americas (146%) and Asia Pacific (67%), largely offset by EMEA
For the first half of 2018, consolidated revenue and fee revenue both increased 10% over the prior year to $7.5 billion and $2.8 billion, respectively. We achieved year-over-year revenue growth in all RES service lines and across all four segments. The growth in RES consolidated revenue was driven by Property & Facility Management, which contributed nearly two-thirds of the RES year-to-date growth on a local currency basis. Similar to the second quarter results discussed above, Property & Facility Management revenue growth was led by facilities management in Americas. Consolidated fee revenue expansion within our RES service lines was led by Project & Development Services (25% of consolidated RES fee revenue growth on a local currency basis), Leasing (24%) and Capital Markets (18%). LaSalle’s year-to-date fee revenue increased 27% over 2017.
Our consolidated fee revenue increased 13% in U.S. dollars (“USD”) and 11% in local currency for the second quarter of 2018, compared with 2017. Year-to-date, consolidated fee revenue increased 13% in USD and 10% in local currency for the first half of 2018, compared with 2017. The spreads for both the quarter and first six months were driven by weakening of the U.S. dollar against the British pound sterling and euro.
Operating Expenses
In the second quarter of 2018, consolidated operating expenses, excluding reimbursed expenses, were $2.0 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.4 billion, increases of 13% and 11%, respectively, compared with 2017. The increases reflect revenue-related growth, particularly from expansion within our Property & Facilities Management service line, as well as an increase in investments in technology, data, and people. The recent facilities management wins relate to contracts in which we act as principal. Accordingly, the growth in revenue is coupled with substantial increases in client-related expenses reported as reimbursed expenses and gross contract costs.
For the first six months of 2018, consolidated operating expenses, excluding reimbursed expenses, were $3.9 billion and consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $2.6 billion, increases of 11% and 9%, respectively, compared with the prior year. The second quarter and year-to-date increases in fee-based operating expenses, excluding restructuring and acquisition charges, was primarily attributable to Americas, which represented 55% and 46%, respectively, of the increases on a local currency basis; EMEA represented 22% and 27%, respectively, Asia Pacific represented 15% and 16%, respectively, and LaSalle represented 7% and 10%, respectively, of the second quarter and year-to-date increases on a local currency basis.

Restructuring and acquisition (credits) charges were $(11.1) million and $5.4 million for the second quarter of 2018 and 2017, respectively. Net credits in the second quarter of 2018 reflected $13.6 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity, partially offset by (a) $2.4 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to local, regional, and/or global business operations and (b) $0.1 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities. Comparatively, charges in 2017 included (a) $2.9 million of severance and other employment-related charges and (b) $1.8 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, and (c) $0.7 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity. For the six months ended June 30, 2018 and 2017, restructuring and acquisition (credits) charges were $(10.4) million and $9.9 million, respectively. Current year activity is driven by $14.8 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity.
Interest Expense
Net interest expense for the second quarter of 2018 was $14.3 million, a decrease from $14.6 million in 2017. The decrease in net interest expense was primarily due to a decline in outstanding average borrowings, partially offset by a higher effective interest rate on our debt.
Net interest expense for the first six months of 2018 was $28.1 million, up from $27.6 million in 2017. The increase in net interest expense was primarily due to a higher effective interest rate on our debt, partially offset by a decline in our outstanding average borrowings.
Equity Earnings from Real Estate Ventures
For the three and six months ended June 30, 2018, we recognized equity earnings of $10.2 million and $23.8 million, respectively, compared with $14.5 million and $20.1 million in the prior-year periods. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $37.6 million the second quarter of 2018 and $51.1 million for the first half of 2018, representing effective tax rates of 25.5% and 25.1%, respectively. The year-to-date 2018 effective tax rate is higher than the effective tax rate for the year ended December 31, 2017, excluding the impact of the additional expense recognized in 2017 relating to the enactment of the Tax Cuts and Jobs Act, due to (i) increased nondeductible expenses, (ii) a higher proportion of pre-tax income generated in countries with comparatively higher statutory tax rates, and (iii) additional U.S. taxation on international income, partially offset by the 2018 reduction in the U.S. federal tax rate from 35% to 21%.
As originally reported, our annual effective tax rate for both the three and six months ended June 30, 2017 was 24.4%. After considering the impact of the adoption of ASC Topic 606, the effective tax rate for the three and six months ended June 30, 2017, as recast, was 27.4% and 26.6%, respectively.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and six months ended June 30, 2018 was $107.8 million and $148.1 million, respectively, compared with $94.3 million and $101.5 million in the respective prior-year periods. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 5.0% in the second quarter of 2018, consistent with 2017. Adjusted EBITDA was $193.6 million and $301.3 million for the second quarter and first half of 2018, respectively, increases of 4% and 18% from the respective prior-year periods. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the second quarter of 2018 was 13.0% in USD (13.1% in local currency), compared with 13.9% for the second quarter of 2017.
Our second-quarter consolidated results reflect (i) approximately 20 basis points of net operational reduction as solid organic growth in Americas and Asia Pacific was more than offset by the performance in EMEA together with increased investments, primarily in technology-related initiatives, and (ii) the unfavorable year-over-year impact associated with the adoption of ASC Topic 606. The recast of the prior-year second quarter resulted in the recognition of $36.7 million of incremental fee revenue and $10.2 million of direct commissions expense, nearly all in Americas. However, indirect expenses such as variable compensation were not permitted by U.S. GAAP to be modified in the recast of prior periods, despite the recast of fee revenue.

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
Americas - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$2,152.5	1,932.5	220.0	11%	12%
Reimbursements	(1,226.4)	(1,110.0)	(116.4)	10	11
Revenue before reimbursements	$926.1	822.5	103.6	13%	13%
Gross contract costs	(156.6)	(130.4)	(26.2)	20	21
Net non-cash MSR and mortgage banking derivative activity	(1.3)	(6.7)	5.4	(81)	(81)
Fee Revenue	$768.2	685.4	82.8	12%	12%
Leasing	412.8	378.7	34.1	9	9
Capital Markets	116.0	98.0	18.0	18	18
Property & Facility Management	108.1	95.7	12.4	13	9
Project & Development Services	90.8	82.0	8.8	11	11
Advisory, Consulting and Other	40.5	31.0	9.5	31	44
Compensation and benefits excluding gross contract costs	538.5	470.3	68.2	15	15
Operating, administrative and other expenses excluding gross contract costs	101.8	101.7	0.1	—	1
Depreciation and amortization	28.3	23.7	4.6	19	19
Total fee-based operating expenses, excluding restructuring and acquisition charges	668.6	595.7	72.9	12	12
Gross contract costs	156.6	130.4	26.2	20	21
Total operating expenses, excluding reimbursed expenses	$825.2	726.1	99.1	14%	14%
Operating income	$100.9	96.4	4.5	5%	3%
Equity earnings	$0.4	0.2	0.2	100%	125%
Adjusted EBITDA	$128.1	113.1	15.0	13%	13%

Americas - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$4,093.5	3,732.4	361.1	10%	10%
Reimbursements	(2,408.1)	(2,188.5)	(219.6)	10	10
Revenue before reimbursements	$1,685.4	1,543.9	141.5	9%	9%
Gross contract costs	(289.7)	(262.2)	(27.5)	10	11
Net non-cash MSR and mortgage banking derivative activity	(4.0)	(4.0)	—	—	—
Fee Revenue	$1,391.7	1,277.7	114.0	9%	9%
Leasing	706.1	668.6	37.5	6	6
Capital Markets	224.2	199.5	24.7	12	12
Property & Facility Management	218.3	191.4	26.9	14	12
Project & Development Services	169.7	158.3	11.4	7	7
Advisory, Consulting and Other	73.4	59.9	13.5	23	30
Compensation and benefits excluding gross contract costs	988.8	905.9	82.9	9	9
Operating, administrative and other expenses excluding gross contract costs	207.1	199.9	7.2	4	4
Depreciation and amortization	52.6	47.2	5.4	11	11
Total fee-based operating expenses, excluding restructuring and acquisition charges	1,248.5	1,153.0	95.5	8	8
Gross contract costs	289.7	262.2	27.5	10	11
Total operating expenses, excluding reimbursed expenses	$1,538.2	1,415.2	123.0	9%	9%
Operating income	$147.2	128.7	18.5	14%	14%
Equity earnings	$0.5	0.4	0.1	25%	26%
Adjusted EBITDA	$195.8	171.5	24.3	14%	14%
Americas revenue and fee revenue growth for the second quarter, compared with 2017, was broad-based across all service lines and entirely organic. Overall segment growth was led by U.S. Leasing, specifically strong performance in the Northwest, New York and Mid-Atlantic markets, and follows double-digit year-over-year service line growth in 2017. Growth highlights also include Capital Markets, driven by notable debt placement and investment sales performance in the U.S., as well as Property & Facility Management, reflecting the ramp-up of recent wins and expansion of existing facilities management relationships. For the first half of 2018, Leasing represented one third of the segment growth in fee revenue, on a local currency basis, compared with the prior year. Year-to-date drivers of the solid growth in Capital Markets and Property & Facility Management were consistent with the quarter-to-date drivers.
The increase in operating expenses and fee-based operating expenses for both the second quarter and first half of 2018, compared with the prior-year periods, reflected revenue-related expense growth, particularly associated with Property & Facility Management, and increased investments in technology transformation initiatives.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 16.7% in USD for the second quarter of 2018 (16.6% in local currency), compared with 16.5% last year. Profitability reflects a shift in service mix toward transactional revenue partially offset by increased investments noted above. In addition, the margin comparability is impacted by the adoption of ASC 606, as noted in the Consolidated Operating Results.

EMEA - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$846.6	721.2	125.4	17%	11%
Reimbursements	(153.0)	(125.5)	(27.5)	22	16
Revenue before reimbursements	$693.6	595.7	97.9	16%	9%
Gross contract costs	(305.3)	(248.9)	(56.4)	23	15
Fee Revenue	$388.3	346.8	41.5	12%	5%
Leasing	69.7	65.1	4.6	7	—
Capital Markets	84.1	92.5	(8.4)	(9)	(15)
Property & Facility Management	100.4	79.6	20.8	26	19
Project & Development Services	68.7	51.8	16.9	33	24
Advisory, Consulting and Other	65.4	57.8	7.6	13	7
Compensation and benefits excluding gross contract costs	292.2	252.1	40.1	16	9
Operating, administrative and other expenses excluding gross contract costs	86.0	73.6	12.4	17	10
Depreciation and amortization	11.5	11.1	0.4	4	(3)
Total fee-based operating expenses, excluding restructuring and acquisition charges	389.7	336.8	52.9	16	9
Gross contract costs	305.3	248.9	56.4	23	15
Total operating expenses, excluding reimbursed expenses	$695.0	585.7	109.3	19%	11%
Operating (loss) income	$(1.4)	10.0	(11.4)	n.m.	n.m.
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$11.2	21.2	(10.0)	(47)%	(50)%
n.m. - not meaningful

EMEA - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$1,630.2	1,324.4	305.8	23%	12%
Reimbursements	(309.0)	(227.4)	(81.6)	36	25
Revenue before reimbursements	$1,321.2	1,097.0	224.2	20%	10%
Gross contract costs	(582.5)	(480.3)	(102.2)	21	10
Fee Revenue	$738.7	616.7	122.0	20%	9%
Leasing	126.7	112.7	14.0	12	3
Capital Markets	168.1	148.6	19.5	13	3
Property & Facility Management	187.6	159.1	28.5	18	8
Project & Development Services	133.6	93.4	40.2	43	30
Advisory, Consulting and Other	122.7	102.9	19.8	19	10
Compensation and benefits excluding gross contract costs	565.0	469.4	95.6	20	10
Operating, administrative and other expenses excluding gross contract costs	172.2	147.9	24.3	16	7
Depreciation and amortization	22.9	21.4	1.5	7	(2)
Total fee-based operating expenses, excluding restructuring and acquisition charges	760.1	638.7	121.4	19	9
Gross contract costs	582.5	480.3	102.2	21	10
Total operating expenses, excluding reimbursed expenses	$1,342.6	1,119.0	223.6	20%	10%
Operating loss	$(21.4)	(22.0)	0.6	3%	8%
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$3.8	0.6	3.2	n.m.	n.m.
n.m. - not meaningful
Second-quarter EMEA revenue and fee revenue expansion, compared with 2017, was most notable in Property & Facility Management, specifically mobile engineering in the UK, and Project & Development Services, driven by our Tetris fit-out businesses in Continental Europe. Capital Markets partially offset this growth due to lower investment sales in the UK and Germany, reflecting the year-over-year volume declines; for the first half of 2018, however, Capital Markets grew modestly. On a year-to-date basis, Project & Development Services represented nearly half of the segment’s growth in fee revenue on a local currency basis, driven by our Tetris businesses across EMEA, while Property & Facilities Management represented nearly 25% of the growth, the result of recent contract wins in our mobile engineering business. Geographically across services lines, fee revenue growth for the second quarter was led by the UK; fee revenue growth for the first half of 2018 was led by the UK and France.
The increase in operating expenses and fee-based operating expenses for the second quarter of 2018, compared with the prior-year quarter, reflected revenue-related expense growth as well as compensation and benefits expense associated with an increase in headcount. For the first six months of 2018, expense growth reflected the quarter-to-date drivers, partially offset by costs and charges in the first quarter of 2017 that did not recur in 2018.
Operating results and Adjusted EBITDA decreased $11.4 million and $10.0 million, respectively, compared with the second quarter of 2017. Adjusted EBITDA margin, calculated on a fee-revenue basis, was 2.9% in USD and local currency for the quarter, compared with 6.1% last year. The decline in profitability reflects a shift in service mix toward annuity revenue, transaction and compensation timing, and increased investments in the platform and people. Operating performance for the first six-months of 2018 was comparative with the prior year.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$812.9	743.7	69.2	9%	8%
Reimbursements	(356.2)	(355.9)	(0.3)	0	(1)
Revenue before reimbursements	$456.7	387.8	68.9	18%	16%
Gross contract costs	(205.4)	(163.0)	(42.4)	26	25
Fee Revenue	$251.3	224.8	26.5	12%	10%
Leasing	55.3	50.0	5.3	11	9
Capital Markets	43.4	34.5	8.9	26	23
Property & Facility Management	69.0	71.9	(2.9)	(4)	(5)
Project & Development Services	37.2	29.8	7.4	25	23
Advisory, Consulting and Other	46.4	38.6	7.8	20	18
Compensation and benefits excluding gross contract costs	171.0	151.8	19.2	13	11
Operating, administrative and other expenses excluding gross contract costs	51.1	45.9	5.2	11	10
Depreciation and amortization	5.8	5.7	0.1	2	(1)
Total fee-based operating expenses, excluding restructuring and acquisition charges	227.9	203.4	24.5	12	10
Gross contract costs	205.4	163.0	42.4	26	25
Total operating expenses, excluding reimbursed expenses	$433.3	366.4	66.9	18%	17%
Operating income	$23.4	21.4	2.0	9%	9%
Equity earnings	$0.7	0.6	0.1	17%	25%
Adjusted EBITDA	$30.0	27.7	2.3	8%	7%

Asia Pacific - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$1,524.2	1,370.0	154.2	11%	9%
Reimbursements	(677.8)	(672.4)	(5.4)	1	(1)
Revenue before reimbursements	$846.4	697.6	148.8	21%	18%
Gross contract costs	(400.7)	(293.4)	(107.3)	37	33
Fee Revenue	$445.7	404.2	41.5	10%	7%
Leasing	90.1	79.5	10.6	13	10
Capital Markets	72.4	62.8	9.6	15	13
Property & Facility Management	136.8	136.6	0.2	—	(2)
Project & Development Services	67.1	54.4	12.7	23	20
Advisory, Consulting and Other	79.3	70.9	8.4	12	9
Compensation and benefits excluding gross contract costs	314.0	281.1	32.9	12	8
Operating, administrative and other expenses excluding gross contract costs	97.8	86.2	11.6	13	11
Depreciation and amortization	11.4	10.5	0.9	9	6
Total fee-based operating expenses, excluding restructuring and acquisition charges	423.2	377.8	45.4	12	10
Gross contract costs	400.7	293.4	107.3	37	33
Total operating expenses, excluding reimbursed expenses	$823.9	671.2	152.7	23%	20%
Operating income	$22.5	26.4	(3.9)	(15)%	(11)%
Equity earnings	$1.0	1.4	(0.4)	(29)%	(18)%
Adjusted EBITDA	$35.0	38.3	(3.3)	(9)%	(7)%
Asia Pacific revenue and fee revenue growth for the second quarter of 2018 was led by Capital Markets, driven by investment sales performance in Japan and Singapore. In addition, growth was highlighted by Advisory, Consulting and Other, primarily due to our valuations business in Greater China, and Project & Development Services, primarily in Australia. For the first half of 2018, revenue expansion was most notable in Project & Development Services and Capital Markets, both with similar drivers as noted above in quarterly growth, as well as Leasing, driven by Greater China. Geographically across services lines, the quarter-to-date and year-to-date increase in fee revenue were led by Greater China, Japan and Singapore.
The increase in operating expenses and fee-based operating expenses over the prior-year periods reflect the growth in revenue noted above along with higher than anticipated costs on certain client assignments, partially offset by platform productivity gains in the second quarter.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 12.0% in USD and local currency for the quarter, compared with 12.3% last year.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$91.7	72.9	18.8	26%	23%
Reimbursements	(4.8)	(4.4)	(0.4)	9	8
Revenue before reimbursements	$86.9	68.5	18.4	27%	24%
Gross contract costs	(1.2)	(1.2)	—	—	(11)
Fee Revenue	$85.7	67.3	18.4	27%	24%
Advisory fees	62.3	60.0	2.3	4	—
Transaction fees & other	5.5	3.9	1.6	41	41
Incentive fees	17.9	3.4	14.5	n.m.	n.m.
Compensation and benefits excluding gross contract costs	51.6	42.5	9.1	21	18
Operating, administrative and other expenses excluding gross contract costs	17.6	15.7	1.9	12	10
Depreciation and amortization	0.7	0.7	—	—	—
Total fee-based operating expenses, excluding restructuring and acquisition charges	69.9	58.9	11.0	19	16
Gross contract costs	1.2	1.2	—	—	—
Total operating expenses, excluding reimbursed expenses	$71.1	60.1	11.0	18%	15%
Operating income	$15.8	8.4	7.4	88%	83%
Equity earnings	$9.1	13.7	(4.6)	(34)%	(34)%
Adjusted EBITDA	$24.4	22.6	1.8	8%	6%
n.m. - not meaningful

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$211.0	161.2	49.8	31%	25%
Reimbursements	(9.6)	(8.9)	(0.7)	8	6
Revenue before reimbursements	$201.4	152.3	49.1	32%	26%
Gross contract costs	(2.5)	(2.6)	0.1	(4)	(14)
Fee Revenue	$198.9	149.7	49.2	33%	27%
Advisory fees	127.4	117.7	9.7	8	3
Transaction fees & other	20.9	16.7	4.2	25	22
Incentive fees	50.6	15.3	35.3	n.m.	n.m.
Compensation and benefits excluding gross contract costs	118.2	93.9	24.3	26	21
Operating, administrative and other expenses excluding gross contract costs	34.3	31.4	2.9	9	6
Depreciation and amortization	1.5	1.4	0.1	7	6
Total fee-based operating expenses, excluding restructuring and acquisition charges	154.0	126.7	27.3	22	17
Gross contract costs	2.5	2.6	(0.1)	(4)	(11)
Total operating expenses, excluding reimbursed expenses	$156.5	129.3	27.2	21%	16%
Operating income	$44.9	23.0	21.9	95%	82%
Equity earnings	$22.3	18.3	4.0	22%	21%
Adjusted EBITDA	$66.8	42.2	24.6	58%	50%
n.m. - not meaningful
LaSalle revenue and fee revenue growth for both the second quarter and first half of 2018 were driven by strong incentive fees associated with real estate dispositions in Asia Pacific. The increase in advisory fees on a year-to-date basis follows the continued growth of our private equity business and includes approximately $3 million of catch-up advisory fees earned in the first quarter of 2018 from new equity commitments in established funds.
Equity earnings in the second quarter and first six months of both 2018 and 2017 were primarily driven by net valuation increases for investments in Europe and Asia.
Higher variable compensation expense driven by the recognition of incentive fees was the primary driver of the increase in operating expenses for the both second quarter and first half of 2018, compared with prior-year periods.
Operating income and Adjusted EBITDA increased 83% and 6%, respectively, compared with the prior-year quarter. Adjusted EBITDA margin was 28.5% in USD for the quarter (28.7% in local currency), compared with 33.7% in the second quarter of 2018. The decline in margin primarily reflects the decline in equity earnings.
Assets under management were $59.9 billion as of June 30, 2018, an increase of 2% in USD (flat in local currency) from $59.0 billion as of March 31, 2018. The net increase in assets under management during the year resulted from $1.6 billion of acquisitions, $1.2 billion of net foreign currency increases and $0.4 billion of net valuation increases, partially offset by $2.3 billion of dispositions and withdrawals. Private equity assets represented 87% of AUM as of June 30, 2018, compared with 78% as of June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $267.9 million of cash in the first six months of 2018, compared with $38.6 million used during the same period in 2017. The year-over-year increase in cash used in operating activities is driven by higher annual incentive compensation paid to employees in 2018 as compared with 2017, reflecting the Company’s performance in the previous annual periods, and the collection timing of receivables in the second quarter of 2018. Partially offsetting this increase in cash used was improved performance in 2018 as compared to 2017, reflecting a $49.8 million increase in Net income.
Cash Flows from Investing Activities
We used $83.7 million of cash for investing activities during the first six months of 2018, an increase of $0.2 million from the $83.9 million used during the same period in 2017. Property and equipment net capital additions (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries) was offset by (a) a decrease in payments for business acquisitions and (b) net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $383.2 million of cash during the first six months of 2018, as compared to providing $84.3 million during the same period in 2017. The net increase of $298.9 million in cash provided is substantially driven by an increase in net borrowings in 2018 to facilitate payment of the higher variable compensation noted in the Cash Flows from Operating Activities section above.
Credit Facility
On May 17, 2018, we amended our $2.75 billion Facility, which improved pricing and extended the maturity date from June 21, 2021 to May 17, 2023. As of June 30, 2018, we had outstanding borrowings under the Facility of $415.0 million and outstanding letters of credit of $8.6 million. As of December 31, 2017, we had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million. The average outstanding borrowings under the Facility were $523.0 million and $1,302.8 million during the three months ended June 30, 2018 and 2017, respectively, and $363.5 million and $1,210.6 million during the six months ended June 30, 2018 and 2017, respectively. The year-over-year decrease in average outstanding borrowings was driven by efforts to improve working capital management as well as the issuance of the Euro Notes in June 2017, discussed below in Long-Term Debt.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $62.5 million under local overdraft facilities as of June 30, 2018. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $93.4 million and $77.4 million as of June 30, 2018 and December 31, 2017, respectively, of which $25.1 million and $45.4 million as of June 30, 2018 and December 31, 2017, respectively, were attributable to local overdraft facilities.
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

Co-Investment Activity
As of June 30, 2018, we had total investments of $379.5 million in 43 separate property or fund co-investments, primarily related to LaSalle. For the six months ended June 30, 2018, and 2017, return of capital exceeded funding of co-investments by $6.9 million and $0.1 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of June 30, 2018, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in the first half of 2018 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On June 15, 2018, we paid a semi-annual cash dividend of $0.41 per share of common stock to holders of record at the close of business on May 18, 2018. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2018 and 2017, were $105.9 million and $63.2 million, respectively. Our capital expenditures in 2018 were primarily for information technology systems (software), information technology hardware, and improvements to leased office spaces. In addition, capital expenditures for the six months ended June 30, 2018 included $34.9 million made by consolidated VIEs in which we held no equity interest primarily to acquire real estate.
Business Acquisitions
During the six months ended June 30, 2018, we paid $52.0 million for business acquisitions. This included $11.2 million of payments relating to three new strategic acquisitions in 2018 and $40.8 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time, and performance. Deferred business acquisition obligations totaled $73.3 million as of June 30, 2018. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2018, we had the potential to make earn-out payments for a maximum of $393.7 million on 54 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2018 and December 31, 2017, we had total cash and cash equivalents of $292.8 million and $268.0 million, respectively, of which approximately $111.0 million and $198.9 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of June 30, 2018 and December 31, 2017, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $197.5 million as of June 30, 2018. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of June 30, 2018. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and six months ended June 30, 2018 were $523.0 million and $363.5 million, respectively, with an effective interest rate of 2.8% and 2.7% for the three and six months ended June 30, 2018. We had $415.0 million outstanding under the Facility and outstanding letters of credit of $8.6 million as of June 30, 2018. The Facility bears a variable rate of interest based on market rates.
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
Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2017 or the first six months of 2018, and we had no such agreements outstanding as of June 30, 2018.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2018 on our variable-rate debt, our results would reflect an increase of $0.9 million to Interest expense, net of interest income, for the six months ended June 30, 2018.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 48% and 46% of our total revenue for the six months ended June 30, 2018 and 2017, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (10% of revenue for both the six months ended June 30, 2018 and 2017) and the euro (9% and 7% of revenue for the six months ended June 30, 2018 and 2017, respectively).

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
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended June 30, 2018, our total revenue increased 12% in U.S. dollars and 11% in local currency, and our operating income increased 15% in U.S. dollars and 14% in local currency. On a year-over-year basis, for the six months ended June 30, 2018, our total revenue increased 13% in U.S. dollars and 10% in local currency, and our operating income increased 39% in both U.S. dollars and in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of June 30, 2018, we had forward exchange contracts in effect with a gross notional value of $2.03 billion ($0.91 billion on a net basis). Net gains or losses are generally offset by associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2018, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and
Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corporate Officers
The names and titles of our corporate executive officers, as of June 30, 2018, were as follows:
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

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Patricia Maxson
Chief Human Resource Officer

Gregory P. O'Brien
Chief Executive Officer, Americas
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	Alan Tse[1]
Corporate Finance and Investor Relations	General Counsel and Corporate Secretary

Bryan J. Duncan	Parikshat Suri
Treasurer	Chief Audit Executive

Allan Frazier	Judith I. Tempelman
Chief Information Officer	Head of Corporate Development

[1] Effective June 27, 2018, Mr. Tse succeeded Mark Ohringer as General Counsel and Corporate Secretary.

Item 6. Exhibits

Exhibit Number	Description
10.1
Amendment No.1 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 21, 2016 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated May 17, 2018 (File No. 001-13145))

10.2*	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees' Incentive Grants.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2018.

JONES LANG LASALLE INCORPORATED

By:	/s/ Christie B. Kelly
Christie B. Kelly
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)