Form 10-Q
period 2018-09-30
JONES LANG LASALLE INC
filed 2018-11-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 2, 2018 was 45,566,557.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions, except share and per share data) (unaudited)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$327.0	268.0
Trade receivables, net of allowances of $57.6 and $51.3	1,610.0	1,739.4
Notes and other receivables	297.6	385.3
Reimbursable receivables	1,400.8	1,263.3
Warehouse receivables	617.7	317.5
Short-term contract assets	293.0	178.4
Prepaid & other	315.2	389.1
Total current assets	4,861.3	4,541.0
Property and equipment, net of accumulated depreciation of $583.7 and $514.9	540.8	543.9
Goodwill	2,689.7	2,709.3
Identified intangibles, net of accumulated amortization of $161.1 and $165.9	291.5	305.0
Investments in real estate ventures, including $246.0 and $242.3 at fair value	371.5	376.2
Long-term receivables	179.6	164.7
Deferred tax assets, net	242.5	229.1
Deferred compensation plan	277.8	229.7
Other	164.4	155.5
Total assets	$9,619.1	9,254.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$995.1	993.1
Reimbursable payables	1,012.2	1,022.6
Accrued compensation & benefits	1,205.7	1,419.1
Short-term borrowings	83.7	77.4
Short-term contract liabilities and deferred income	170.9	155.4
Short-term acquisition-related obligations	60.0	80.1
Warehouse facilities	611.9	309.2
Other	195.2	256.8
Total current liabilities	4,334.7	4,313.7
Credit facility, net of debt issuance costs of $16.8 and $15.3	223.2	(15.3)
Long-term debt, net of debt issuance costs of $3.9 and $4.3	677.3	690.6
Deferred tax liabilities, net	24.5	63.2
Deferred compensation	290.2	259.0
Long-term acquisition-related obligations	168.1	228.9
Other	328.3	332.3
Total liabilities	6,046.3	5,872.4
Redeemable noncontrolling interest	—	3.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,560,315 and 45,373,817 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,049.5	1,037.3
Retained earnings	2,913.3	2,649.0
Shares held in trust	(6.0)	(5.9)
Accumulated other comprehensive loss	(425.3)	(340.8)
Total Company shareholders’ equity	3,532.0	3,340.1
Noncontrolling interest	40.8	38.1
Total equity	3,572.8	3,378.2
Total liabilities and equity	$9,619.1	9,254.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Revenue before reimbursements	$2,213.7	1,980.7	$6,268.1	5,471.5
Reimbursements	1,756.1	1,541.5	5,160.6	4,638.7
Total revenue	$3,969.8	3,522.2	$11,428.7	10,110.2
Operating expenses:
Compensation and benefits	1,287.0	1,155.4	3,624.7	3,199.4
Operating, administrative and other	689.4	642.3	2,124.5	1,852.5
Reimbursed expenses	1,756.1	1,541.5	5,160.6	4,638.7
Depreciation and amortization	42.7	41.8	131.1	122.3
Restructuring and acquisition charges (credits)	3.7	3.4	(6.7)	13.3
Total operating expenses	3,778.9	3,384.4	11,034.2	9,826.2
Operating income	190.9	137.8	394.5	284.0
Interest expense, net of interest income	12.3	14.9	40.4	42.5
Equity earnings from real estate ventures	3.4	12.6	27.2	32.7
Other (expense) income	(0.3)	(0.3)	3.9	0.7
Income before income taxes and noncontrolling interest	181.7	135.2	385.2	274.9
Provision for income taxes	45.6	36.0	96.7	73.1
Net income	136.1	99.2	288.5	201.8
Net income attributable to noncontrolling interest	1.2	0.9	5.3	1.8
Net income attributable to the Company	134.9	98.3	283.2	200.0
Dividends on unvested common stock, net of tax benefit	—	—	0.2	0.2
Net income attributable to common shareholders	$134.9	98.3	$283.0	199.8
Basic earnings per common share	$2.96	2.17	$6.22	4.41
Basic weighted average shares outstanding (in 000's)	45,549	45,349	45,495	45,299
Diluted earnings per common share	$2.93	2.15	$6.16	4.37
Diluted weighted average shares outstanding (in 000's)	45,965	45,814	45,930	45,729
Dividends declared per share	$—	—	$0.41	0.35
Net income attributable to the Company	$134.9	98.3	$283.2	200.0
Change in pension liabilities, net of tax	1.2	1.2	1.2	2.0
Foreign currency translation adjustments	(34.9)	46.0	(85.7)	175.5
Comprehensive income attributable to the Company	$101.2	145.5	$198.7	377.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	283.2	—	—	5.3	288.5
Shares issued under stock-based compensation programs	261,048	—	0.8	—	—	—	—	0.8
Shares repurchased for payment of taxes on stock-based compensation	(74,550)	—	(11.9)	—	—	—	—	(11.9)
Amortization of stock-based compensation	—	—	21.0	—	—	—	—	21.0
Dividends paid, $0.41 per share	—	—	—	(18.9)	—	—	—	(18.9)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Change in pension liabilities, net of tax	—	—	—	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	—	—	(85.7)	—	(85.7)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(2.6)	(2.6)
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
September 30, 2018	45,560,315	$0.5	1,049.5	2,913.3	(6.0)	(425.3)	40.8	$3,572.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$288.5	201.8
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	30.2	24.2
Other adjustments, net	114.3	122.4
Changes in working capital, net	(433.3)	(70.7)
Net cash (used in) provided by operating activities	(0.3)	277.7
Cash flows used in investing activities:
Net capital additions – property and equipment	(110.1)	(98.1)
Acquisition of investment properties (less than wholly-owned)	(34.9)	—
Proceeds from the sale of assets (less than wholly-owned)	24.3	—
Business acquisitions, net of cash acquired	(31.7)	(18.7)
Capital contributions to real estate ventures	(38.3)	(27.0)
Distributions of capital from real estate ventures	40.4	24.9
Other, net	3.1	(3.1)
Net cash used in investing activities	(147.2)	(122.0)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	—	395.7
Proceeds from borrowings under credit facility	2,511.0	2,478.0
Repayments of borrowings under credit facility	(2,271.0)	(2,953.0)
Payments of deferred business acquisition obligations and earn-outs	(47.8)	(41.2)
Payment of dividends	(18.9)	(16.1)
Other, net	(0.8)	(28.8)
Net cash provided by (used in) financing activities	172.5	(165.4)
Effect of currency exchange rate changes on cash and cash equivalents	(20.9)	11.4
Net change in cash, cash equivalents and restricted cash	4.1	1.7
Cash, cash equivalents and restricted cash, beginning of the period	471.7	454.0
Cash, cash equivalents and restricted cash, end of the period	$475.8	455.7
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$148.8	177.9
Cash paid during the period for:
Interest	$33.1	33.6
Income taxes, net of refunds	108.0	112.6
Non-cash activities:
Business acquisitions, including contingent consideration	$2.7	11.5
Deferred business acquisition obligations	1.9	1.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified or recast certain prior-year amounts in conjunction with the adoption of new accounting standards and to conform to the current year presentation. Refer to Note 2, New Accounting Standards, for additional information.
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
As a result of the items mentioned above, the results for the periods ended September 30, 2018 and 2017 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the employer service cost component from the other components of net periodic pension cost. The primary impact for JLL is the requirement to present the components of net periodic pension cost that do not represent the employer service cost outside of the subtotal "Operating income" on the Condensed Consolidated Statements of Comprehensive Income. As full retrospective application is required, we recast our comparative information, reclassifying the components of net periodic pension cost, other than the employer service cost component, from Compensation and benefits expense to Other income on the Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2017, the amount reclassified was a cost of $0.3 million and a benefit of $0.7 million, respectively. The adoption of ASU 2017-07 had no impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows. Refer to the table below for the impact of adopting this ASU on our comparative Condensed Consolidated Statement of Comprehensive Income.
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

Finally, the adoption of ASC Topic 606 resulted in a material increase to total assets and total liabilities to reflect (i) contract assets and accrued commissions payable recognized upon acceleration of the timing of revenue recognition for certain transactions commissions and advisory services and (ii) assets and liabilities relating to service contracts now reported on a gross basis. Balance sheet activity associated with contracts now reported on a gross basis is most prominently reflected within Reimbursable receivables and Reimbursable payables, new financial statement captions established in conjunction with our adoption of ASC Topic 606. We have reclassified reimbursable balances in our comparative financial statements.
The impact of adopting new accounting pronouncements on a retrospective basis to the Consolidated Balance Sheet as of December 31, 2017, and Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017, were as follows (for impacted financial statement captions):

(in millions)	Published December 31, 2017 (audited)	Adjustment due to ASC Topic 606	As Restated December 31, 2017 (unaudited)
Assets
Trade receivables, net of allowances(1)	$2,118.1	(378.7)	$1,739.4
Note and other receivables(1)	393.6	(8.3)	385.3
Reimbursable receivables	n/a	1,263.3	1,263.3
Short-term contract assets	n/a	178.4	178.4
Prepaid & other current assets(2)	257.7	131.4	389.1
Long-term receivables	168.6	(3.9)	164.7
Other assets	97.8	57.7	155.5
Liabilities and equity
Accounts payable and accrued liabilities(1)	$1,011.6	(18.5)	$993.1
Reimbursable payables	n/a	1,022.6	1,022.6
Accrued compensation & benefits	1,309.0	110.1	1,419.1
Short-term contract liabilities and deferred income(1)	158.9	(3.5)	155.4
Other current liabilities(1)	263.8	(7.0)	256.8
Deferred tax liabilities, net	23.9	39.3	63.2
Retained earnings	2,552.8	96.2	2,649.0
Accumulated other comprehensive (loss) income	(341.8)	1.0	(340.8)
(1) Adjustments in these captions reflect reclassifications to new financial statement captions, Reimbursable receivables and Reimbursable payables.
(2) Adjustments in this caption reflect an increase to restricted cash held on behalf of clients for contracts now presented on a gross basis.

(in millions)	Published Three months ended September 30, 2017 (unaudited)	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Three months ended September 30, 2017 (unaudited)
Revenue
Revenue before reimbursements(1)	$1,947.0	33.7	—	$1,980.7
Reimbursements(1)	n/a	1,541.5	—	1,541.5
Total revenue	1,947.0	1,575.2	—	3,522.2
Operating expenses
Compensation and benefits(1)	1,132.3	23.4	(0.3)	1,155.4
Operating, administrative and other(1)	651.4	(9.1)	—	642.3
Reimbursed expenses(1)	n/a	1,541.5	—	1,541.5
Operating income	118.1	19.4	0.3	137.8
Other income	—	—	(0.3)	(0.3)
Provision for income taxes	28.2	7.8	—	36.0
Net income	87.5	11.7	—	99.2
Basic earnings per common share	$1.91	0.26	—	$2.17
Diluted earnings per common share	$1.89	0.26	—	$2.15
(1) Included in "Adjustments due to ASC Topic 606" is $13.3 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.

(in millions)	Published Nine months ended September 30, 2017 (unaudited)	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Nine months ended September 30, 2017 (unaudited)
Revenue
Revenue before reimbursements(1)	$5,396.9	74.6	—	$5,471.5
Reimbursements(1)	n/a	4,638.7	—	4,638.7
Total revenue	5,396.9	4,713.3	—	10,110.2
Operating expenses
Compensation and benefits(1)	3,146.6	52.1	0.7	3,199.4
Operating, administrative and other(1)	1,870.0	(17.5)	—	1,852.5
Reimbursed expenses(1)	n/a	4,638.7	—	4,638.7
Operating income	244.7	40.0	(0.7)	284.0
Other income	—	—	0.7	0.7
Provision for income taxes	57.3	15.8	—	73.1
Net income	177.5	24.3	—	201.8
Basic earnings per common share	$3.88	0.53	—	$4.41
Diluted earnings per common share	$3.84	0.53	—	$4.37
(1) Included in "Adjustments due to ASC Topic 606" is $43.5 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.
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
Recently issued accounting guidance, not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB codified an alternative (and optional) transition method via ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; we will elect the use of this optional transition method.
The adoption of ASC Topic 842 will result in the recognition of additional balances on the Condensed Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with the leases for the corporate real estate we occupy around the globe. We expect the balance of our lease population to comprise vehicle and other equipment leases. As of September 30, 2018, we have substantially completed the identification of our real estate and non-real estate leases population. Our efforts are now directed to compiling and calculating the relevant inputs to derive ASC Topic 842's impact along with designing post-implementation processes and associated internal controls. Based upon current evaluations, we expect to recognize additional assets and liabilities upon implementation of ASC Topic 842 ranging from $500 million to $750 million to reflect right-of-use assets and lease liabilities as of January 1, 2019. However, because our evaluations are ongoing, the expected impact associated with the implementation of ASC Topic 842 is subject to change. Our disclosures related to leases will expand to comply with the requirements of ASC Topic 842; we continue to evaluate other effects ASC Topic 842 will have on our financial statements and related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 when determining which implementation costs to capitalize as intangible assets. This ASU is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements and related disclosures.

3.	REVENUE RECOGNITION
We earn revenue from the following:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement, which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g. tenant occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be “normal course of business” and, as a result, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of future events that are uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized in a period had previously been constrained.
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as MSR-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. Such out-of-scope revenue was $35.5 million and $101.8 million for the three and nine months ended September 30, 2018, respectively, and $41.2 million and $91.9 million for the three and nine months ended September 30, 2017, respectively.
Property & Facility Management
Property Management provides on-site day-to-day real estate management services for owners of office, industrial, retail, multifamily residential and various other types of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management or some other variable metric.
Although we are principal in limited situations, we generally act as agent on behalf of our Property Management clients in relation to third-party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we arrange, but do not control, the services provided by third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of clients, along with the corresponding revenue, are presented net on our Condensed Consolidated Statements of Comprehensive Income.

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
For certain contracts where we assume responsibility for completing a project, we control the services provided by third-party vendors and subcontractors prior to transfer of the assets to the client. In these situations, the costs incurred on behalf of clients, along with the associated reimbursement revenue are presented gross on our Condensed Consolidated Statements of Comprehensive Income. For situations in which we act as agent on behalf of clients, costs incurred and the associated revenue are presented net on our Condensed Consolidated Statements of Comprehensive Income.
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
Contract Assets - Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of September 30, 2018 and December 31, 2017, we had $345.5 million and $236.0 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract Liabilities - Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of September 30, 2018 and December 31, 2017, we had $90.4 million and $73.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Deferred Income - Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.

Remaining Performance Obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of September 30, 2018, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Financial Officer	• Global Chief Executive Officer of Capital Markets
• Chief Executive Officers of each of our four business segments	• Global Chief Administrative Officer

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Americas - Real Estate Services
Leasing	$424.0	370.1	$1,151.4	1,057.5
Capital Markets	115.6	115.4	344.4	319.2
Property & Facility Management	1,271.5	1,077.0	3,713.4	3,230.7
Project & Development Services	304.7	288.2	848.8	843.7
Advisory, Consulting and Other	85.8	69.9	237.1	201.9
Revenue	2,201.6	1,920.6	6,295.1	5,653.0
Reimbursements	(1,251.5)	(1,094.9)	(3,659.6)	(3,283.4)
Revenue before reimbursements	950.1	825.7	2,635.5	2,369.6
Gross contract costs	(170.7)	(124.9)	(460.4)	(387.1)
Net non-cash MSR and mortgage banking derivative activity	(5.3)	(7.1)	(9.3)	(11.1)
Fee revenue	774.1	693.7	2,165.8	1,971.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	821.2	710.2	2,306.8	2,078.2
Depreciation and amortization	24.5	24.2	77.1	71.4
Segment operating expenses, excluding reimbursed expenses	845.7	734.4	2,383.9	2,149.6
Gross contract costs	(170.7)	(124.9)	(460.4)	(387.1)
Fee-based segment operating expenses	675.0	609.5	1,923.5	1,762.5
Segment operating income	$104.4	91.3	$251.6	220.0
Equity earnings	0.1	0.1	0.6	0.5
Segment income	$104.5	91.4	$252.2	220.5

EMEA - Real Estate Services
Leasing	$80.1	71.0	$211.9	186.6
Capital Markets	108.9	107.2	288.1	263.7
Property & Facility Management	336.3	335.9	1,078.9	975.0
Project & Development Services	220.1	170.3	663.5	472.0
Advisory, Consulting and Other	60.2	65.6	193.4	177.1
Revenue	805.6	750.0	2,435.8	2,074.4
Reimbursements	(171.0)	(108.5)	(480.0)	(335.9)
Revenue before reimbursements	634.6	641.5	1,955.8	1,738.5
Gross contract costs	(237.9)	(258.9)	(820.4)	(739.2)
Fee revenue	396.7	382.6	1,135.4	999.3
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	611.7	625.9	1,931.4	1,723.5
Depreciation and amortization	11.8	11.6	34.7	33.0
Segment operating expenses, excluding reimbursed expenses	623.5	637.5	1,966.1	1,756.5
Gross contract costs	(237.9)	(258.9)	(820.4)	(739.2)
Fee-based segment operating expenses	385.6	378.6	1,145.7	1,017.3
Segment operating income (loss)	$11.1	4.0	$(10.3)	(18.0)
Equity earnings	—	—	—	—
Segment income (loss)	$11.1	4.0	$(10.3)	(18.0)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Asia Pacific - Real Estate Services
Leasing	$69.3	51.9	$165.2	133.7
Capital Markets	39.5	55.7	122.2	121.5
Property & Facility Management	529.2	490.0	1,590.6	1,449.4
Project & Development Services	108.7	109.5	309.8	297.4
Advisory, Consulting and Other	43.3	42.3	126.4	117.4
Revenue	790.0	749.4	2,314.2	2,119.4
Reimbursements	(330.0)	(333.5)	(1,007.8)	(1,005.9)
Revenue before reimbursements	460.0	415.9	1,306.4	1,113.5
Gross contract costs	(207.7)	(169.1)	(608.4)	(462.5)
Fee revenue	252.3	246.8	698.0	651.0
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	432.6	386.5	1,245.1	1,047.2
Depreciation and amortization	5.6	5.2	17.0	15.7
Segment operating expenses, excluding reimbursed expenses	438.2	391.7	1,262.1	1,062.9
Gross contract costs	(207.7)	(169.1)	(608.4)	(462.5)
Fee-based segment operating expenses	230.5	222.6	653.7	600.4
Segment operating income	$21.8	24.2	$44.3	50.6
Equity earnings	1.0	0.9	2.0	2.3
Segment income	$22.8	25.1	$46.3	52.9

LaSalle
Advisory fees	$68.0	63.4	$205.0	190.0
Transaction fees & other	9.8	5.6	33.2	24.9
Incentive fees	94.8	33.2	145.4	48.5
Revenue	172.6	102.2	383.6	263.4
Reimbursements	(3.6)	(4.6)	(13.2)	(13.5)
Revenue before reimbursements	169.0	97.6	370.4	249.9
Gross contract costs	(0.7)	(1.2)	(3.2)	(3.8)
Fee revenue	168.3	96.4	367.2	246.1
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	110.9	75.1	265.9	203.0
Depreciation and amortization	0.8	0.8	2.3	2.2
Segment operating expenses, excluding reimbursed expenses	111.7	75.9	268.2	205.2
Gross contract costs	(0.7)	(1.2)	(3.2)	(3.8)
Fee-based segment operating expenses	111.0	74.7	265.0	201.4
Segment operating income	$57.3	21.7	$102.2	44.7
Equity earnings	2.3	11.6	24.6	29.9
Segment income	$59.6	33.3	$126.8	74.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Segment Reconciling Items
Fee revenue	$1,591.4	1,419.5	$4,366.4	3,867.8
Gross contract costs	617.0	554.1	1,892.4	1,592.6
Net non-cash MSR and mortgage banking derivative activity	5.3	7.1	9.3	11.1
Revenue before reimbursements	2,213.7	1,980.7	6,268.1	5,471.5
Reimbursements	1,756.1	1,541.5	5,160.6	4,638.7
Revenue	$3,969.8	3,522.2	$11,428.7	10,110.2
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$2,019.1	1,839.5	$5,880.3	5,174.2
Reimbursed expenses	1,756.1	1,541.5	5,160.6	4,638.7
Total segment operating expenses before restructuring and acquisition charges	$3,775.2	3,381.0	$11,040.9	9,812.9
Operating income before restructuring and acquisition charges	$194.6	141.2	$387.8	297.3
Restructuring and acquisition charges (credits)	3.7	3.4	(6.7)	13.3
Operating income	$190.9	137.8	$394.5	284.0
The following table reconciles segment identifiable assets to consolidated amounts.

(in millions)	September 30, 2018	December 31, 2017
Real Estate Services:
Americas	$5,292.8	4,745.4
EMEA	2,168.3	2,367.5
Asia Pacific	1,287.9	1,305.0
LaSalle	584.3	548.6
Corporate	285.8	287.9
Consolidated	$9,619.1	9,254.4

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2018 Business Combinations Activity
Aggregate terms of our acquisitions included: (1) cash paid at closing of $31.7 million, (2) guaranteed deferred consideration of $1.9 million, and (3) contingent earn-out consideration of $2.7 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $30.1 million, identifiable intangibles of $5.7 million, and other net assets (acquired assets less assumed liabilities) of $0.5 million. As of September 30, 2018, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2018 acquisitions during their open measurement periods.
During the nine months ended September 30, 2018, we paid $63.3 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $1.5 million to acquire the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Within the 2018 acquisition activity, we completed four new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Stessa Inc.	Q1	United States	Advisory, Consulting and Other
Raymond Chabot Grant Thornton & Co. LLP	Q1	Canada	Advisory, Consulting and Other
JCL International Inc.	Q1	Philippines	Project & Development Services
Northwest Atlantic	Q3	Canada	Leasing
2017 Business Combination Activity
During the nine months ended September 30, 2018, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2017. As of September 30, 2018, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired for our 2017 acquisitions.
Earn-Out Payments

($ in millions)	September 30, 2018	December 31, 2017
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	55	56
Maximum earn-out payments (undiscounted)	$382.9	436.2
Short-term earn-out liabilities (fair value)[1]	32.6	49.6
Long-term earn-out liabilities (fair value)[1]	130.7	177.5
1 Included in Short-term and Long-term acquisition obligations on the Condensed Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2018 consisted of: (1) goodwill of $2,689.7 million, (2) identifiable intangibles of $282.7 million amortized over their remaining finite useful lives, and (3) $8.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	21.0	—	9.1	—	30.1
Impact of exchange rate movements	(0.5)	(39.5)	(9.2)	(0.5)	(49.7)
Balance as of September 30, 2018	$1,432.7	918.1	322.9	16.0	$2,689.7

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	5.2	17.9	6.5	—	29.6
Impact of exchange rate movements	0.9	80.5	10.0	1.0	92.4
Balance as of September 30, 2017	$1,412.2	950.1	322.6	16.4	$2,701.3
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2017	$241.8	117.0	88.8	23.3	—	$470.9
Additions, net of adjustments (1)	36.8	3.6	—	2.1	—	42.5
Adjustment for fully amortized intangibles	(17.2)	(36.2)	(1.7)	(0.7)	—	(55.8)
Impact of exchange rate movements	—	0.3	(3.3)	(2.0)	—	(5.0)
Balance as of September 30, 2018	$261.4	84.7	83.8	22.7	—	$452.6

Accumulated Amortization
Balance as of December 31, 2017	$(55.1)	(61.3)	(43.1)	(6.4)	—	$(165.9)
Amortization, net (2)	(32.2)	(10.2)	(9.5)	(1.9)	—	(53.8)
Adjustment for fully amortized intangibles	17.2	36.2	1.7	0.7	—	55.8
Impact of exchange rate movements	—	—	1.8	1.0	—	2.8
Balance as of September 30, 2018	$(70.1)	(35.3)	(49.1)	(6.6)	—	$(161.1)

Net book value as of September 30, 2018	$191.3	49.4	34.7	16.1	—	$291.5
(1) Included in this amount for MSRs was $8.7 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
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
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of September 30, 2018, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2018 (3 months)	$6.7	9.7	$16.4
2019	30.3	23.7	54.0
2020	28.4	19.2	47.6
2021	25.4	12.4	37.8
2022	22.5	6.5	29.0
2023	19.1	4.3	23.4
Thereafter	58.9	15.6	74.5
Total	$191.3	91.4	$282.7

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2018 and December 31, 2017, we had Investments in real estate ventures of $371.5 million and $376.2 million, respectively.
Approximately 75% of our investments are in 45 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 25% of our Investments in real estate ventures, as of September 30, 2018, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $212.5 million as of September 30, 2018, of which $60.4 million relates to our commitment to LIC II.

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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2018	December 31, 2017
Property and equipment, net	$36.6	15.7
Investments in real estate ventures	13.9	12.6
Other assets (1)	11.1	44.4
Total assets	$61.6	72.7
Other current liabilities (1)	$1.0	30.9
Mortgage indebtedness (included in Other liabilities)	26.0	9.2
Total liabilities	27.0	40.1
Members' equity (included in Noncontrolling interest)	34.6	32.6
Total liabilities and members' equity	$61.6	72.7
(1) Balances as of December 31, 2017, primarily represent investment properties and their corresponding liabilities, classified as held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue	$1.6	1.8	$4.3	4.4
Operating and other expenses	(1.4)	(1.6)	(3.8)	(3.6)
Net gains on sale of investments	—	—	2.0	—
Net income	$0.2	0.2	$2.5	0.8
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the nine months ended September 30, 2018 and 2017.
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

(in millions)	2018	2017
Fair value investments as of January 1,	$242.3	212.7
Investments	27.7	21.2
Distributions	(31.0)	(22.5)
Change in fair value	8.2	17.9
Foreign currency translation adjustments, net	(1.2)	4.9
Fair value investments as of September 30,	$246.0	234.2

7.	STOCK-BASED COMPENSATION
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

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2018	750.3	$131.09	2.36
Granted	5.8	144.43
Vested	(81.2)	123.08
Forfeited	(35.5)	136.07
Unvested as of September 30, 2018	639.4	$131.93	2.21

Unvested as of June 30, 2017	775.9	$117.74	1.61
Granted	5.1	115.47
Vested	(70.9)	112.64
Forfeited	(0.8)	130.32
Unvested as of September 30, 2017	709.3	$118.22	1.43

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	225.8	161.87
Vested	(259.3)	122.63
Forfeited	(54.8)	132.64
Unvested as of September 30, 2018	639.4	$131.93	2.21

Unvested as of December 31, 2016	750.9	$113.97	1.71
Granted	157.0	116.50
Vested	(177.3)	99.24
Forfeited	(21.3)	113.18
Unvested as of September 30, 2017	709.3	$118.22	1.43
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
As of September 30, 2018, we had $34.7 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2022.

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
We had no transfers among levels of the fair value hierarchy during the nine months ended September 30, 2018 and 2017. Our policy is to recognize transfers at the end of quarterly reporting periods.
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, contract liabilities, Warehouse facilities, Credit facility, Long-term debt, and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities, and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt as $686.2 million and $712.6 million as of September 30, 2018 and December 31, 2017, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $677.3 million and $690.6 million as of September 30, 2018 and December 31, 2017, respectively, and included debt issuance costs of $3.9 million and $4.3 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2018 and December 31, 2017, investments in real estate ventures at fair value using NAV were $203.6 million and $195.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2018			December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$42.4	—	—	47.3	—	—
Foreign currency forward contracts receivable	—	5.8	—	—	13.2	—
Warehouse receivables	—	617.7	—	—	317.5	—
Deferred compensation plan assets	—	277.8	—	—	229.7	—
Mortgage banking derivative assets	—	—	47.2	—	—	19.0
Total assets at fair value	$42.4	901.3	47.2	47.3	560.4	19.0
Liabilities
Foreign currency forward contracts payable	$—	3.7	—	—	1.9	—
Deferred compensation plan liabilities	—	268.3	—	—	228.4	—
Earn-out liabilities	—	—	163.3	—	—	227.1
Mortgage banking derivative liabilities	—	—	28.5	—	—	10.3
Total liabilities at fair value	$—	272.0	191.8	—	230.3	237.4
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2018 and December 31, 2017, these contracts had a gross notional value of $2.07 billion ($0.91 billion on a net basis) and $2.43 billion ($1.82 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either of the three or nine months ended September 30, 2018 or 2017.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $5.8 million asset as of September 30, 2018, was composed of gross contracts with receivable positions of $7.5 million and payable positions of $1.7 million. The $3.7 million liability as of September 30, 2018, was composed of gross contracts with receivable positions of $1.1 million and payable positions of $4.8 million. As of December 31, 2017, the $13.2 million asset was composed of gross contracts with receivable positions of $14.4 million and payable positions of $1.2 million. The $1.9 million liability as of December 31, 2017, was composed of gross contracts with receivable positions of $2.3 million and payable positions of $4.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of September 30, 2018 and December 31, 2017, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2018, as Deferred compensation plan assets of $277.8 million, long-term deferred compensation plan liabilities of $268.3 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $6.0 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2017, as Deferred compensation plan assets of $229.7 million, long-term deferred compensation plan liabilities of $228.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million.
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

(in millions)	Balance as of June 30, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements[2]	Balance as of September 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.1	8.0	—	18.7	(16.1)	$18.7
Earn-out liabilities	179.6	(2.7)	(1.1)	1.1	(13.6)	163.3

(in millions)	Balance as of June 30, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2017
Mortgage banking derivative assets and liabilities, net	$14.1	3.4	—	25.5	(31.5)	$11.5
Earn-out liabilities	225.6	(0.6)	2.9	0.7	(5.1)	223.5

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements[2]	Balance as of September 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	4.6	—	53.4	(48.0)	$18.7
Earn-out liabilities	227.1	(17.5)	(3.6)	2.7	(45.4)	163.3

(in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	11.8	—	56.6	(72.4)	$11.5
Earn-out liabilities	229.6	(2.7)	7.4	11.4	(22.2)	223.5
1 CTA: Currency translation adjustments
2 In the third quarter of 2018, earn-out liabilities of $9.1 million were reclassified to guaranteed deferred acquisition obligations.
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or nine months ended September 30, 2018 or 2017. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	September 30, 2018	December 31, 2017
Short-term borrowings:
Local overdraft facilities	$35.4	45.4
Other short-term borrowings	48.3	32.0
Total short-term borrowings	$83.7	77.4
Credit facility, net of debt issuance costs of $16.8 and $15.3	223.2	(15.3)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.7 and $2.0	273.3	273.0
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.1 and $1.2	202.0	208.8
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	202.0	208.8
Total debt	$984.2	752.7
Credit Facility
On May 17, 2018, we amended our $2.75 billion unsecured revolving credit facility (the "Facility"), which improved pricing and extended the maturity date from June 21, 2021 to May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of September 30, 2018, at LIBOR plus 1.00%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $8.6 million and $9.0 million as of September 30, 2018 and December 31, 2017, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Average outstanding borrowings under the Facility	$461.5	712.3	$396.5	1,042.7
Effective interest rate on the Facility	3.0%	2.3%	2.8%	2.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $61.5 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2018, our issuer and senior unsecured ratings are investment grade: BBB+ (stable outlook) from Standard & Poor’s Ratings Services and Baa1 (stable outlook) from Moody’s Investors Service, Inc.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2018.

Warehouse Facilities

	September 30, 2018		December 31, 2017
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.3%, expires September 23, 2019[1]	$292.5	375.0	156.4	375.0
LIBOR plus 1.25%, expires September 20, 2019[2]	226.3	775.0	74.8	375.0
LIBOR plus 1.3%, expires August 31, 2019[3]	54.0	100.0	—	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	40.7	n/a	79.2	n/a
Gross warehouse facilities	$613.5	1,250.0	310.4	850.0
Debt issuance costs	(1.6)	n/a	(1.2)	n/a
Total warehouse facilities	$611.9	1,250.0	309.2	850.0
1 In the third quarter of 2018, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 29, 2018.
2 In the third quarter of 2018, JLL extended the Warehouse facility, increased the maximum capacity, and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 24, 2018, a maximum capacity of $375.0 million, and an interest rate of LIBOR plus 1.35%.
3 In the third quarter of 2018, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of August 31, 2018 and an interest rate of LIBOR plus 1.5%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of September 30, 2018.
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $32.1 million and $22.0 million as of September 30, 2018 and December 31, 2017, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2017	$26.7
New claims	2.3
Prior year claims adjustments	12.3
Claims paid	(7.3)
September 30, 2018	$34.0

December 31, 2016	$7.3
New claims	0.7
Prior year claims adjustments	1.5
Claims paid	(3.0)
September 30, 2017	$6.5
As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of September 30, 2018 and December 31, 2017, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $8.4 billion and $8.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue before reimbursements on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of September 30, 2018 and December 31, 2017, loan loss accruals were $17.2 million and $16.0 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets.

11.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and nine months ended September 30, 2018, we recognized Restructuring and acquisition charges of $3.7 million and credits of $6.7 million, respectively. For the three and nine months ended September 30, 2017, we recognized Restructuring and acquisition charges of $3.4 million and $13.3 million, respectively.
For the three and nine months ended September 30, 2018, we recognized $2.7 million and $17.5 million, respectively, related to net decreases to earn-out liabilities that arose from prior period acquisition activity, reflecting changes to our expectations of performance against contracted earn-out payment criteria. For the three and nine months ended September 30, 2017, we recognized $0.6 million and $2.7 million, respectively, related to net decreases to earn-out liabilities that arose from prior period acquisition activity.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	9.8	0.2	0.8	10.8
Payments made	(16.1)	(0.5)	(2.2)	(18.8)
September 30, 2018	$7.9	5.4	—	$13.3

(in millions)	Severance & Employment-Related	Lease Exit	Other Acquisition	Total
December 31, 2016	$19.7	5.5	5.8	$31.0
Accruals	10.6	0.7	4.7	16.0
Payments made	(19.0)	(0.6)	(6.5)	(26.1)
September 30, 2017	$11.3	5.6	4.0	$20.9
We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2018 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

12.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of September 30, 2018	$—
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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)
Other comprehensive loss before reclassification	—	(34.9)	(34.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	1.2	—	1.2
Other comprehensive loss after tax expense of $ - , $ - and $ -	1.2	(34.9)	(33.7)
Balance as of September 30, 2018	$(59.3)	(366.0)	$(425.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2017	$(67.9)	(352.8)	$(420.7)
Other comprehensive income before reclassification	—	46.0	46.0
Amounts reclassified from AOCI after tax expense of $0.3, $ - and $0.3	1.2	—	1.2
Other comprehensive income after tax expense of $0.3, $ - and $0.3	1.2	46.0	47.2
Balance as of September 30, 2017	$(66.7)	(306.8)	$(373.5)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	$(340.8)
Other comprehensive loss before reclassification	—	(85.7)	(85.7)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	1.2	—	1.2
Other comprehensive loss after tax expense of $ - , $ - and $ -	1.2	(85.7)	(84.5)
Balance as of September 30, 2018	$(59.3)	(366.0)	$(425.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.3)	$(551.0)
Other comprehensive income before reclassification	—	175.5	175.5
Amounts reclassified from AOCI after tax expense of $0.5, $ - and $0.5	2.0	—	2.0
Other comprehensive income after tax expense of $0.5, $ - and $0.5	2.0	175.5	177.5
Balance as of September 30, 2017	$(66.7)	(306.8)	$(373.5)

14.	SUBSEQUENT EVENTS
On November 6, 2018, we announced a cash dividend of $0.41 per share of common stock. The dividend payment will be made on December 14, 2018, to holders of record at the close of business on November 16, 2018. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2018, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than Revenue Recognition, there have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2018.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the nine months ended September 30, 2018 was 25.1%. Our full-year tax rate for 2018 may differ from the rate of the first nine months. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%), The People's Republic of China (25%) and the Netherlands (25%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2018 global effective tax rate. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, after factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2018 and 2017, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Reclassifications
We have reclassified certain prior year amounts to conform to the current presentation, including the change to our calculation of the non-GAAP measure "Fee revenue" further discussed below. In addition, comparative periods have been restated to reflect the adoption of ASC Topic 606. Refer to Note 2, New Accounting Standards, of our Notes to the Condensed Consolidated Financial Statements, for additional discussion of our adoption of ASC Topic 606.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$573.4	493.0	80.4	16%	17%
Capital Markets	264.0	278.3	(14.3)	(5)	(4)
Property & Facility Management	2,137.0	1,903.0	234.0	12	14
Project & Development Services	633.5	568.0	65.5	12	14
Advisory, Consulting and Other	189.3	177.7	11.6	7	8
Real Estate Services ("RES") revenue	$3,797.2	3,420.0	377.2	11%	13%
LaSalle	172.6	102.2	70.4	69	71
Revenue	$3,969.8	3,522.2	447.6	13%	15%
Reimbursements	1,756.1	1,541.5	214.6	14	17
Revenue before reimbursements	$2,213.7	1,980.7	233.0	12%	14%
Gross contract costs	(617.0)	(554.1)	(62.9)	11	14
Net non-cash MSR and mortgage banking derivative activity	(5.3)	(7.1)	1.8	(25)	(25)
Fee revenue	$1,591.4	1,419.5	171.9	12%	14%
Leasing	557.1	480.7	76.4	16	17
Capital Markets	248.0	264.4	(16.4)	(6)	(5)
Property & Facility Management	288.5	269.1	19.4	7	9
Project & Development Services	189.1	171.3	17.8	10	13
Advisory, Consulting and Other	140.4	137.6	2.8	2	5
RES fee revenue	$1,423.1	1,323.1	100.0	8%	9%
LaSalle	168.3	96.4	71.9	75	76
Compensation and benefits excluding gross contract costs	1,099.6	1,005.5	94.1	9	11
Operating, administrative and other expenses excluding gross contract costs	259.8	238.1	21.7	9	11
Depreciation and amortization	42.7	41.8	0.9	2	3
Total fee-based operating expenses, excluding restructuring and acquisition charges	1,402.1	1,285.4	116.7	9	11
Restructuring and acquisition charges	3.7	3.4	0.3	9	12
Gross contract costs	617.0	554.1	62.9	11	14
Total operating expenses, excluding reimbursed expenses	$2,022.8	1,842.9	179.9	10%	12%
Operating income	$190.9	137.8	53.1	39%	41%
Equity earnings	$3.4	12.6	(9.2)	(73)%	(73)%
Adjusted EBITDA	$233.9	187.3	46.6	25%	27%
n.m. - not meaningful

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$1,528.5	1,377.8	150.7	11%	10%
Capital Markets	754.7	704.4	50.3	7	5
Property & Facility Management	6,382.9	5,655.1	727.8	13	12
Project & Development Services	1,822.1	1,613.1	209.0	13	11
Advisory, Consulting and Other	556.9	496.4	60.5	12	10
Real Estate Services ("RES") revenue	$11,045.1	9,846.8	1,198.3	12%	11%
LaSalle	383.6	263.4	120.2	46	43
Revenue	$11,428.7	10,110.2	1,318.5	13%	12%
Reimbursements	5,160.6	4,638.7	521.9	11	11
Revenue before reimbursements	$6,268.1	5,471.5	796.6	15%	13%
Gross contract costs	(1,892.4)	(1,592.6)	(299.8)	19	16
Net non-cash MSR and mortgage banking derivative activity	(9.3)	(11.1)	1.8	(16)	(15)
Fee revenue	$4,366.4	3,867.8	498.6	13%	11%
Leasing	1,480.0	1,341.5	138.5	10	10
Capital Markets	712.7	675.3	37.4	6	3
Property & Facility Management	831.2	756.2	75.0	10	8
Project & Development Services	559.5	477.4	82.1	17	15
Advisory, Consulting and Other	415.8	371.3	44.5	12	11
RES fee revenue	3,999.2	3,621.7	377.5	10	9
LaSalle	367.2	246.1	121.1	49	46
Compensation and benefits excluding gross contract costs	3,085.6	2,755.8	329.8	12	10
Operating, administrative and other expenses excluding gross contract costs	771.2	703.5	67.7	10	8
Depreciation and amortization	131.1	122.3	8.8	7	6
Total fee-based operating expenses, excluding restructuring and acquisition charges	3,987.9	3,581.6	406.3	11	10
Restructuring and acquisition (credits) charges	(6.7)	13.3	(20.0)	n.m.	n.m.
Gross contract costs	1,892.4	1,592.6	299.8	19	16
Total operating expenses, excluding reimbursed expenses	$5,873.6	5,187.5	686.1	13%	11%
Operating income	$394.5	284.0	110.5	39%	40%
Equity earnings	$27.2	32.7	(5.5)	(17)%	(17)%
Adjusted EBITDA	$535.2	439.9	95.3	22%	22%
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
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606") on a retrospective basis. The adoption of ASC 606, together with the continued changes in our business mix, prompted us to expand the types of costs excluded from the calculation of our non-GAAP measure "Fee revenue." Specifically, the drivers were (i) the increase in compensation and benefits associated with client-dedicated personnel presented on a gross basis and (ii) the expansion of annuity businesses engaged to provide outsourced services to clients. The most notable change is the inclusion of compensation and benefits associated with client-dedicated employees in gross contract costs. In addition, the previous calculation of gross contract costs applied to only Project & Development Services and Property & Facility Management but now applies to all service lines and businesses. The largest impacts of the change to our definition of fee revenue are within Project & Development Services and Property & Facility Management. See Note 2, New Accounting Standards, and Note 3, Revenue Recognition, for additional information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue	$3,969.8	3,522.2	$11,428.7	10,110.2
Reimbursements	1,756.1	1,541.5	5,160.6	4,638.7
Revenue before reimbursements	2,213.7	1,980.7	6,268.1	5,471.5
Adjustments:
Gross contract costs	(617.0)	(554.1)	(1,892.4)	(1,592.6)
Net non-cash MSR and mortgage banking derivative activity	(5.3)	(7.1)	(9.3)	(11.1)
Fee revenue	$1,591.4	1,419.5	$4,366.4	3,867.8

Operating expenses	$3,778.9	3,384.4	$11,034.2	9,826.2
Reimbursed expenses	1,756.1	1,541.5	5,160.6	4,638.7
Operating expenses, excluding reimbursed expenses	2,022.8	1,842.9	5,873.6	5,187.5
Less: Gross contract costs	(617.0)	(554.1)	(1,892.4)	(1,592.6)
Fee-based operating expenses	$1,405.8	1,288.8	$3,981.2	3,594.9

Operating income	$190.9	137.8	$394.5	284.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income attributable to common shareholders	$134.9	98.3	$283.0	199.8
Add:
Interest expense, net of interest income	12.3	14.9	40.4	42.5
Provision for income taxes	45.6	36.0	96.7	73.1
Depreciation and amortization	42.7	41.8	131.1	122.3
EBITDA	$235.5	191.0	$551.2	437.7
Adjustments:
Restructuring and acquisition charges (credits)	3.7	3.4	(6.7)	13.3
Net non-cash MSR and mortgage banking derivative activity	(5.3)	(7.1)	(9.3)	(11.1)
Adjusted EBITDA	$233.9	187.3	$535.2	439.9

Net income margin attributable to common shareholders[1]	6.1%	5.0	4.5%	3.7

Adjusted EBITDA margin	14.7%	13.2	12.4%	11.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	% Change	2018	% Change
Revenue:
At current period exchange rates	$3,969.8	13%	$11,428.7	13%
Impact of change in exchange rates	66.3	n/a	(116.4)	n/a
At comparative period exchange rates	$4,036.1	15%	$11,312.3	12%

Fee Revenue:
At current period exchange rates	$1,591.4	12%	$4,366.4	13%
Impact of change in exchange rates	22.1	n/a	(60.9)	n/a
At comparative period exchange rates	$1,613.5	14%	$4,305.5	11%

Operating Income:
At current period exchange rates	$190.9	39%	$394.5	39%
Impact of change in exchange rates	3.4	n/a	3.3	n/a
At comparative period exchange rates	$194.3	41%	$397.8	40%

Adjusted EBITDA:
At current period exchange rates	$233.9	25%	$535.2	22%
Impact of change in exchange rates	4.1	n/a	0.2	n/a
At comparative period exchange rates	$238.0	27%	$535.4	22%

Revenue
For the third quarter of 2018, consolidated revenue and fee revenue increased 15% and 14%, respectively, over the prior-year quarter to $4.0 billion and $1.6 billion, respectively, with growth across all four segments. The increase in RES consolidated revenue was driven by Property & Facility Management, which contributed over 60% of the third-quarter increase on a local currency basis and was primarily driven by facilities management growth in Americas. Consolidated fee revenue growth within our RES service lines was led by Leasing (68% of consolidated RES fee revenue growth on a local currency basis), with notable contributions from Property & Facility Management (20%) and Project & Development Services (18%), partially offset by the decline in Capital Markets. Geographically across the service lines, Americas was the primary driver of RES fee revenue growth, contributing 71% on a local currency basis, followed by EMEA (16%) and APAC (13%). LaSalle's 76% fee revenue growth reflects near-record incentive fees earned on the disposition of real estate assets on behalf of our clients along with increased advisory fees in the current year.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the third quarter of 2017, by notable segment. The decline in consolidated Capital Markets fee revenue was attributable to Asia Pacific. Refer to segment operating results for further discussion.

•	Leasing - Americas (66%) and Asia Pacific (21%)

•	Property & Facility Management - Americas (59%) and Asia Pacific (31%)

•	Project & Development Services - EMEA (53%), Asia Pacific (24%) and Americas (23%)

•	Advisory, Consulting and Other - Americas (144%) and APAC (33%), partially offset by EMEA
For the first nine months of 2018, consolidated revenue and fee revenue increased 12% and 11%, respectively over the prior year to $11.4 billion and $4.4 billion, respectively. We achieved year-over-year revenue growth in all RES service lines and across all four segments. The year-to-date growth in RES consolidated revenue was driven by Property & Facility Management, which contributed nearly two-thirds of the RES year-to-date growth on a local currency basis. Similar to the third-quarter results discussed above, this increase was primarily due to facilities management growth in Americas. Consolidated fee revenue increases within our RES service lines were led by Leasing (40% of consolidated RES fee revenue growth on a local currency basis), Project & Development Services (22%) and Property & Facility Management (18%). LaSalle’s year-to-date fee revenue increased 46% over 2017, primarily due to incentive fees.
Our consolidated fee revenue increased 12% in U.S. dollars (“USD”) and 14% in local currency for the third quarter of 2018, compared with 2017. The spread for the quarter was driven primarily by strengthening of the U.S. dollar against the Australian dollar and Indian rupee. Year-to-date, consolidated fee revenue increased 13% in USD and 11% in local currency for the first nine months of 2018, compared with 2017. The spread for the first nine months was driven primarily by weakening of the U.S. dollar against the British pound sterling and euro during the first half of 2018.
Operating Expenses
Consolidated operating expenses, excluding reimbursed expenses, were $2.0 billion and $5.9 billion for the three and nine months ended September 30, 2018, respectively, representing increases of 12% and 11%, respectively, from the prior-year periods. The increases reflect revenue-related growth, particularly from our Property & Facilities Management and Leasing service lines, as well as an increase in investments in technology, data, and people. Recent facilities management wins, contributing to the growth in revenue discussed above, have also resulted in increased operating expenses, particularly from client-dedicated labor and third-party vendor and subcontractor costs.
Consolidated fee-based operating expenses, excluding restructuring and acquisition charges, were $1.4 billion and $4.0 billion, respectively, for the third quarter and first nine months of 2018, increases of 11% and 10%, respectively, from 2017. The increases were primarily attributable to Americas, which represented 62% and 59% of third quarter and year-to-date increases, respectively, on a local currency basis; EMEA represented 14% and 18%, respectively, Asia Pacific represented 17% for both periods, and LaSalle represented 8% and 5%, respectively, of the third quarter and year-to-date increases on a local currency basis.
Restructuring and acquisition charges were $3.7 million and $3.4 million for the third quarter of 2018 and 2017, respectively. Charges in the third quarter of 2018 reflected (a) $6.1 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to local, regional, and/or global business operations and (b) $0.3 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, partially offset by $2.7 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2017 included $4.2 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional, and/or global business operations, partially offset by immaterial amounts for pre-acquisition due diligence and post-acquisition integration activities as well as net non-cash fair value adjustments to earn-out liabilities related to acquisitions completed in previous periods. For the nine months ended September 30, 2018 and 2017, restructuring and acquisition (credits) charges were $(6.7) million and $13.3 million, respectively. Net year-to-date credit activity in 2018 is driven by $17.5 million of net non-cash fair value adjustments relating to a net decrease to earn-out liabilities that arose from prior period acquisition activity.
Interest Expense
Net interest expense for the third quarter of 2018 was $12.3 million, a decrease from $14.9 million in the prior-year quarter. Net interest expense for the first nine months of 2018 was $40.4 million, down from $42.5 million in 2017. A decline in our outstanding average borrowings, partially offset by a higher effective interest rate on our Facility, contributed to the decrease in net interest expense.
Equity Earnings from Real Estate Ventures
For the three and nine months ended September 30, 2018, we recognized equity earnings of $3.4 million and $27.2 million, respectively, compared with $12.6 million and $32.7 million in the prior-year periods. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $45.6 million the third quarter of 2018 and $96.7 million for the first nine months of 2018, both representing an effective tax rate of 25.1%. The year-to-date 2018 effective tax rate is higher than the effective tax rate for the year ended December 31, 2017, excluding the impact of the additional expense recognized in 2017 relating to the enactment of the Tax Cuts and Jobs Act, due to (i) increased nondeductible expenses, (ii) a higher proportion of pre-tax income generated in countries with comparatively higher statutory tax rates, and (iii) additional U.S. taxation on international income, partially offset by the 2018 reduction in the U.S. federal tax rate from 35% to 21%.
As originally reported, our annual effective tax rate for both the three and nine months ended September 30, 2017 was 24.4%. After considering the impact of the adoption of ASC Topic 606, the effective tax rate, as recast, was 26.6% for both the three and nine months ended September 30, 2017.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and nine months ended September 30, 2018 was $134.9 million and $283.0 million, respectively, compared with $98.3 million and $199.8 million in the respective prior-year periods. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 6.1% in the third quarter of 2018, compared with 5.0% in the third quarter of 2017. Adjusted EBITDA was $233.9 million and $535.2 million for the third quarter and first nine months of 2018, respectively, increases of 27% and 22% from the respective prior-year periods. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the third quarter of 2018 was 14.7% in USD and local currency, representing a 150 basis point improvement from 13.2% in the prior-year quarter.
Our third-quarter adjusted EBITDA margin reflects approximately 200 basis points of net operational expansion consisting of (i) 170 basis points from our RES businesses and (ii) 120 basis points from LaSalle, partially offset by (iii) 90 basis points of incremental investments in technology and people. This performance overcame approximately 50 basis points of headwind associated with the treatment of 2017 indirect expenses (primarily variable compensation) in relation to the adoption of ASC Topic 606. The recast of the prior-year third quarter resulted in the recognition of $34.8 million of incremental fee revenue and $15.3 million of direct expenses (predominantly commissions expense), nearly all in Americas. This reflects a 56.0% operating margin on the incremental recast fee revenue and drives the 50 basis point headwind noted above. However, indirect expenses such as variable compensation were not permitted by U.S. GAAP to be modified in the recast of prior periods, despite the recognition of incremental fee revenue.

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
Americas - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$2,201.6	1,920.6	281.0	15%	15%
Reimbursements	(1,251.5)	(1,094.9)	(156.6)	14	15
Revenue before reimbursements	$950.1	825.7	124.4	15%	16%
Gross contract costs	(170.7)	(124.9)	(45.8)	37	40
Net non-cash MSR and mortgage banking derivative activity	(5.3)	(7.1)	1.8	(25)	(25)
Fee Revenue	$774.1	693.7	80.4	12%	12%
Leasing	413.3	360.7	52.6	15	15
Capital Markets	109.8	108.0	1.8	2	2
Property & Facility Management	120.1	105.9	14.2	13	14
Project & Development Services	85.6	82.0	3.6	4	6
Advisory, Consulting and Other	45.3	37.1	8.2	22	25
Compensation, operating and administrative expenses excluding gross contract costs	650.5	585.3	65.2	11	12
Depreciation and amortization	24.5	24.2	0.3	1	2
Total fee-based operating expenses, excluding restructuring and acquisition charges	675.0	609.5	65.5	11	11
Gross contract costs	170.7	124.9	45.8	37	40
Total operating expenses, excluding reimbursed expenses	$845.7	734.4	111.3	15%	16%
Operating income	$104.4	91.3	13.1	14%	15%
Equity earnings	$0.1	0.1	—	—%	—%
Adjusted EBITDA	$123.7	108.2	15.5	14%	15%

Americas - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$6,295.1	5,653.0	642.1	11%	12%
Reimbursements	(3,659.6)	(3,283.4)	(376.2)	11	12
Revenue before reimbursements	$2,635.5	2,369.6	265.9	11%	12%
Gross contract costs	(460.4)	(387.1)	(73.3)	19	20
Net non-cash MSR and mortgage banking derivative activity	(9.3)	(11.1)	1.8	(16)	(16)
Fee Revenue	$2,165.8	1,971.4	194.4	10%	10%
Leasing	1,119.4	1,029.3	90.1	9	9
Capital Markets	334.0	307.5	26.5	9	9
Property & Facility Management	338.4	297.3	41.1	14	13
Project & Development Services	255.3	240.3	15.0	6	7
Advisory, Consulting and Other	118.7	97.0	21.7	22	28
Compensation, operating and administrative expenses excluding gross contract costs	1,846.4	1,691.1	155.3	9	9
Depreciation and amortization	77.1	71.4	5.7	8	8
Total fee-based operating expenses, excluding restructuring and acquisition charges	1,923.5	1,762.5	161.0	9	9
Gross contract costs	460.4	387.1	73.3	19	20
Total operating expenses, excluding reimbursed expenses	$2,383.9	2,149.6	234.3	11%	11%
Operating income	$251.6	220.0	31.6	14%	15%
Equity earnings	$0.6	0.5	0.1	20%	23%
Adjusted EBITDA	$319.5	279.7	39.8	14%	14%
Americas 2018 Performance Highlights
Americas double-digit revenue and fee revenue increases reflect broad-based growth across all service lines. Year-over-year third-quarter growth was led by Leasing, specifically strong performance in the Mid-Atlantic, Southwest, Houston and Midwest U.S. markets. Revenue growth highlights also include Property & Facility Management, a result of the ramp-up of recent wins and expansion of existing facilities management relationships with Corporate Solutions clients. For the first nine months of 2018, Leasing represented nearly half of the segment growth in fee revenue, on a local currency basis, compared with the prior year and was also driven by the New York market. The year-to-date driver of the solid growth in Property & Facility Management was consistent with the quarter-to-date discussion above.
The increase in operating expenses and fee-based operating expenses for both the third quarter and first nine months of 2018, compared with the prior-year periods, reflected revenue-related expense growth and increased investments in platform technology transformation programs.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 16.0% in USD and local currency for the third quarter of 2018, compared with 15.6% last year. The increase to Operating income and adjusted EBITDA as well as margin expansion reflect the broad-based revenue growth, particularly from Leasing and Corporate Solutions, and yields from cost management initiatives, partially offset by the increased investments noted above. In addition, the performance for the quarter outpaced the headwind resulting from the adoption of ASC 606, as noted in the Consolidated Operating Results.

EMEA - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$805.6	750.0	55.6	7%	9%
Reimbursements	(171.0)	(108.5)	(62.5)	58	61
Revenue before reimbursements	$634.6	641.5	(6.9)	(1%)	—%
Gross contract costs	(237.9)	(258.9)	21.0	(8)	(7)
Fee Revenue	$396.7	382.6	14.1	4%	5%
Leasing	78.4	69.6	8.8	13	14
Capital Markets	102.6	103.1	(0.5)	—	—
Property & Facility Management	92.0	91.2	0.8	1	3
Project & Development Services	68.7	58.0	10.7	18	20
Advisory, Consulting and Other	55.0	60.7	(5.7)	(9)	(8)
Compensation, operating and administrative expenses excluding gross contract costs	373.8	367.0	6.8	2	3
Depreciation and amortization	11.8	11.6	0.2	2	4
Total fee-based operating expenses, excluding restructuring and acquisition charges	385.6	378.6	7.0	2	3
Gross contract costs	237.9	258.9	(21.0)	(8)	(7)
Total operating expenses, excluding reimbursed expenses	$623.5	637.5	(14.0)	(2)%	(1)%
Operating income	$11.1	4.0	7.1	n.m.	n.m.
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$22.8	15.5	7.3	47%	51%
n.m. - not meaningful

EMEA - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$2,435.8	2,074.4	361.4	17%	11%
Reimbursements	(480.0)	(335.9)	(144.1)	43	36
Revenue before reimbursements	$1,955.8	1,738.5	217.3	12%	6%
Gross contract costs	(820.4)	(739.2)	(81.2)	11	4
Fee Revenue	$1,135.4	999.3	136.1	14%	8%
Leasing	205.1	182.3	22.8	13	7
Capital Markets	270.7	251.7	19.0	8	2
Property & Facility Management	279.6	250.3	29.3	12	6
Project & Development Services	202.3	151.4	50.9	34	26
Advisory, Consulting and Other	177.7	163.6	14.1	9	3
Compensation, operating and administrative expenses excluding gross contract costs	1,111.0	984.3	126.7	13	7
Depreciation and amortization	34.7	33.0	1.7	5	—
Total fee-based operating expenses, excluding restructuring and acquisition charges	1,145.7	1,017.3	128.4	13	7
Gross contract costs	820.4	739.2	81.2	11	4
Total operating expenses, excluding reimbursed expenses	$1,966.1	1,756.5	209.6	12%	6%
Operating loss	$(10.3)	(18.0)	7.7	43%	52%
Equity earnings	$—	—	—	—%	—%
Adjusted EBITDA	$26.6	16.1	10.5	65%	63%
n.m. - not meaningful
EMEA 2018 Performance Highlights
Third-quarter EMEA revenue and fee revenue growth, compared with 2017, was led by (i) Project & Development Services, driven by recent project wins along with growth of our Tetris fit-out business in Continental Europe, and (ii) Leasing, primarily in Poland, Italy and Germany. Capital Markets growth in certain markets, primarily France and Portugal, was offset by investment sales transactions in Finland that did not recur this year. Geographically across service lines, the increase in third-quarter fee revenue was most notable in France, Poland and Portugal. On a year-to-date basis, Project & Development Services represented over half of the segment’s growth in fee revenue on a local currency basis, with similar drivers as noted above in quarterly growth. Geographically across services lines, the increase in year-to-date fee revenue was led by the UK and France.
The change in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the three and nine months ended September 30, 2018, compared with the prior-year periods, correlated with the change in revenue before reimbursements and fee revenue.
Operating income increased nearly 200% and Adjusted EBITDA increased 51% compared with the third quarter of 2017. Adjusted EBITDA margin, calculated on a fee-revenue basis, was 5.7% in USD for the quarter (5.8% in local currency), compared with 4.0% last year. The improvement in profitability reflects the growth in revenue and reduction of Integral integration costs. Operating performance improved for the first nine months of 2018, compared with the prior year, with consistent drivers as noted above in the quarterly discussion.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$790.0	749.4	40.6	5%	10%
Reimbursements	(330.0)	(333.5)	3.5	(1)	4
Revenue before reimbursements	$460.0	415.9	44.1	11%	15%
Gross contract costs	(207.7)	(169.1)	(38.6)	23	28
Fee Revenue	$252.3	246.8	5.5	2%	7%
Leasing	65.4	50.4	15.0	30	35
Capital Markets	35.6	53.3	(17.7)	(33)	(31)
Property & Facility Management	76.4	72.0	4.4	6	11
Project & Development Services	34.8	31.3	3.5	11	17
Advisory, Consulting and Other	40.1	39.8	0.3	1	5
Compensation, operating and administrative expenses excluding gross contract costs	224.9	217.4	7.5	3	8
Depreciation and amortization	5.6	5.2	0.4	8	12
Total fee-based operating expenses, excluding restructuring and acquisition charges	230.5	222.6	7.9	4	8
Gross contract costs	207.7	169.1	38.6	23	28
Total operating expenses, excluding reimbursed expenses	$438.2	391.7	46.5	12%	17%
Operating income	$21.8	24.2	(2.4)	(10)%	(4)%
Equity earnings	$1.0	0.9	0.1	11%	4%
Adjusted EBITDA	$28.3	30.3	(2.0)	(7)%	(1)%

Asia Pacific - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$2,314.2	2,119.4	194.8	9%	9%
Reimbursements	(1,007.8)	(1,005.9)	(1.9)	0	—
Revenue before reimbursements	$1,306.4	1,113.5	192.9	17%	17%
Gross contract costs	(608.4)	(462.5)	(145.9)	32	32
Fee Revenue	$698.0	651.0	47.0	7%	7%
Leasing	155.5	129.9	25.6	20	20
Capital Markets	108.0	116.1	(8.1)	(7)	(7)
Property & Facility Management	213.2	208.6	4.6	2	2
Project & Development Services	101.9	85.7	16.2	19	19
Advisory, Consulting and Other	119.4	110.7	8.7	8	7
Compensation, operating and administrative expenses excluding gross contract costs	636.7	584.7	52.0	9	8
Depreciation and amortization	17.0	15.7	1.3	8	7
Total fee-based operating expenses, excluding restructuring and acquisition charges	653.7	600.4	53.3	9	8
Gross contract costs	608.4	462.5	145.9	32	32
Total operating expenses, excluding reimbursed expenses	$1,262.1	1,062.9	199.2	19%	18%
Operating income	$44.3	50.6	(6.3)	(12)%	(8)%
Equity earnings	$2.0	2.3	(0.3)	(13)%	(9)%
Adjusted EBITDA	$63.3	68.6	(5.3)	(8)%	(5)%
Asia Pacific 2018 Performance Highlights
Asia Pacific revenue and fee revenue growth for the third quarter was led by Leasing, primarily the office sector in China and Australia. The year-over-year decline in Capital Markets third-quarter fee revenue was a result of 2018 deal timing against a tough comparable prior-year quarter, where growth was outsized at greater than 30% over the same period in 2016. Geographically across service lines, the increase in fee revenue compared with the prior-year quarter was most notable in Greater China. For the first nine months of 2018, revenue expansion was most notable in Leasing, led by China, Japan and Australia, and Project & Development Services, primarily in Australia. Geographically across services lines, the year-to-date increase in fee revenue was led by Greater China, Japan and Singapore.
For the third quarter, the increase in operating expenses and fee-based operating expenses over the prior year reflects revenue-related expense growth and increased investments in people. For the first nine months, the increase in expenses also reflects higher than anticipated costs on certain client assignments weighted toward the first half of 2018.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 11.2% in USD for the quarter (11.4% in local currency), compared with 12.3% last year. Margin compression was primarily due to the net shift in service mix from higher-margin Capital Markets revenue toward annuity-based revenue.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$172.6	102.2	70.4	69%	71%
Reimbursements	(3.6)	(4.6)	1.0	(22)	(21)
Revenue before reimbursements	$169.0	97.6	71.4	73%	75%
Gross contract costs	(0.7)	(1.2)	0.5	(42)	(36)
Fee Revenue	$168.3	96.4	71.9	75%	76%
Advisory fees	65.5	60.3	5.2	9	7
Transaction fees & other	7.9	3.1	4.8	n.m.	n.m.
Incentive fees	94.9	33.0	61.9	n.m.	n.m.
Compensation, operating and administrative expenses excluding gross contract costs	110.2	73.9	36.3	49	50
Depreciation and amortization	0.8	0.8	—	—	(12)
Total fee-based operating expenses, excluding restructuring and acquisition charges	111.0	74.7	36.3	49	49
Gross contract costs	0.7	1.2	(0.5)	(42)	(36)
Total operating expenses, excluding reimbursed expenses	$111.7	75.9	35.8	47%	48%
Operating income	$57.3	21.7	35.6	n.m.	n.m.
Equity earnings	$2.3	11.6	(9.3)	(80)%	(81)%
Adjusted EBITDA	$59.2	33.3	25.9	78%	81%
n.m. - not meaningful

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$383.6	263.4	120.2	46%	43%
Reimbursements	(13.2)	(13.5)	0.3	(2)	(3)
Revenue before reimbursements	$370.4	249.9	120.5	48%	45%
Gross contract costs	(3.2)	(3.8)	0.6	(16)	(21)
Fee Revenue	$367.2	246.1	121.1	49%	46%
Advisory fees	196.1	180.9	15.2	8	3
Transaction fees & other	25.6	16.8	8.8	52	74
Incentive fees	145.5	48.4	97.1	n.m.	n.m.
Compensation, operating and administrative expenses excluding gross contract costs	262.7	199.2	63.5	32	29
Depreciation and amortization	2.3	2.2	0.1	5	(1)
Total fee-based operating expenses, excluding restructuring and acquisition charges	265.0	201.4	63.6	32	29
Gross contract costs	3.2	3.8	(0.6)	(16)	(21)
Total operating expenses, excluding reimbursed expenses	$268.2	205.2	63.0	31%	28%
Operating income	$102.2	44.7	57.5	n.m.	n.m.
Equity earnings	$24.6	29.9	(5.3)	(18)%	(18)%
Adjusted EBITDA	$126.0	75.5	50.5	67%	64%
n.m. - not meaningful
LaSalle 2018 Performance Highlights
LaSalle revenue and fee revenue growth for both the third quarter and first nine months were driven by outstanding incentive fee performance from real estate dispositions on behalf of our clients, predominantly in Asia Pacific. Continued expansion of private equity mandates drove the increase in advisory fees for the third quarter, compared with the prior-year quarter.
Equity earnings in the current-year quarter resulted from gains on the sale of legacy investments, substantially offset by net valuation decreases for investments in North America. For the first nine months of both 2018 and 2017 and the prior-year quarter, equity earnings were primarily driven by net valuation increases for investments in Europe and Asia.
Higher variable compensation expense driven by the recognition of incentive fees was the primary driver of the increase in operating expenses for both the third quarter and first nine months of 2018, compared with prior-year periods.
Operating income and Adjusted EBITDA increased 168% and 81%, respectively, compared with the prior-year quarter. Adjusted EBITDA margin was 35.2% in USD for the quarter (35.4% in local currency), compared with 34.5% in the third quarter of 2017. The margin expansion was driven by higher incentive fees, partially offset by the decline in equity earnings.
Assets under management ("AUM") were $59.5 billion as of September 30, 2018, a decrease of 1% in USD (up 2% in local currency) from $59.9 billion as of June 30, 2018. The net decrease in AUM during the year resulted from $2.3 billion of dispositions and withdrawals and $1.6 billion of foreign currency decreases, partially offset by $1.8 billion of acquisitions and $1.7 billion of net valuation increases. Private equity assets represented 88% of AUM as of September 30, 2018, compared with 80% as of September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $0.3 million of cash in the first nine months of 2018, compared with $277.7 million of cash provided during the same period in 2017. The change in cash flows from operating activities is driven by higher annual incentive compensation paid to employees in 2018 as compared with 2017, reflecting our performance in the previous annual periods, and the timing of receivables collection year-over-year. Partially offsetting this increase in cash used was improved performance in 2018 as compared to 2017, reflected by a $86.7 million increase in Net income.
In 2017, we enhanced our working capital management initiatives, which generated a substantial increase in cash from operating activities; although the same initiatives have continued in 2018, the current year is more reflective of steady-state.
Cash Flows from Investing Activities
We used $147.2 million of cash for investing activities during the first nine months of 2018, an increase of $25.2 million from the $122.0 million used during the same period in 2017. The increase in cash used was driven by (a) property and equipment net capital additions (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries) and (b) payments for business acquisitions, partially offset by net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $172.5 million of cash during the first nine months of 2018, as compared to using $165.4 million during the same period in 2017. The net change of $337.9 million in cash flows from financing activities is substantially driven by the change in cash flows from operating activities noted above.
Credit Facility
On May 17, 2018, we amended our $2.75 billion Facility, which improved pricing and extended the maturity date from June 21, 2021 to May 17, 2023. As of September 30, 2018, we had outstanding borrowings under the Facility of $240.0 million and outstanding letters of credit of $8.6 million. As of December 31, 2017, we had no outstanding borrowings under the Facility and outstanding letters of credit of $9.0 million. The average outstanding borrowings under the Facility were $461.5 million and $712.3 million during the three months ended September 30, 2018 and 2017, respectively, and $396.5 million and $1,042.7 million during the nine months ended September 30, 2018 and 2017, respectively. The year-over-year decrease in average outstanding borrowings was driven by continued efforts to improve working capital management, continued growth in operational performance, and the issuance of the Euro Notes in June 2017, discussed below in Long-Term Debt.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $61.5 million under local overdraft facilities as of September 30, 2018. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $83.7 million and $77.4 million as of September 30, 2018 and December 31, 2017, respectively, of which $35.4 million and $45.4 million as of September 30, 2018 and December 31, 2017, respectively, were attributable to local overdraft facilities.
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

Co-Investment Activity
As of September 30, 2018, we had total investments of $371.5 million in 45 separate property or fund co-investments, primarily related to LaSalle. For the nine months ended September 30, 2018, return of capital exceeded funding of co-investments by $2.1 million, compared with the prior year when funding of co-investments exceeded return of capital by $2.1 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investment in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs under which we have repurchased 5,765,451 shares of common stock. As of September 30, 2018, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in the first nine months of 2018 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On November 6, 2018, we announced a semi-annual cash dividend of $0.41 per share of common stock. The dividend payment will be made on December 14, 2018 to holders of record at the close of business on November 16, 2018. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2018 and 2017, were $110.1 million and $98.1 million, respectively. Our capital expenditures in 2018 were primarily for software, computer-related hardware, and improvements to leased office spaces. In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the nine months ended September 30, 2018 was $10.6 million, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the nine months ended September 30, 2018, we paid $95.0 million for business acquisitions. This included $31.7 million of payments relating to four new strategic acquisitions in 2018 and $63.3 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance. Deferred business acquisition obligations totaled $65.0 million as of September 30, 2018. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2018, we had the potential to make earn-out payments for a maximum of $382.9 million on 55 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2018 and December 31, 2017, we had total cash and cash equivalents of $327.0 million and $268.0 million, respectively, of which approximately $292.0 million and $198.9 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of September 30, 2018 and December 31, 2017, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $212.5 million as of September 30, 2018. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of September 30, 2018. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and nine months ended September 30, 2018 were $461.5 million and $396.5 million, respectively, with effective interest rates of 3.0% and 2.8%, respectively. We had $240.0 million outstanding under the Facility and outstanding letters of credit of $8.6 million as of September 30, 2018. The Facility bears a variable rate of interest based on market rates.
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
Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2017 or the first nine months of 2018, and we had no such agreements outstanding as of September 30, 2018.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2018 on our variable-rate debt, our results would reflect an increase of $1.5 million to Interest expense, net of interest income, for the nine months ended September 30, 2018.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 48% and 47% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (10% of revenue for both the nine months ended September 30, 2018 and 2017) and the euro (9% and 8% of revenue for the nine months ended September 30, 2018 and 2017, respectively).

We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore have historically acted as partial operational hedges against our translation exposures those currencies.
To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a year-over-year basis, for the three months ended September 30, 2018, our total revenue increased 13% in U.S. dollars and 15% in local currency, and our operating income increased 39% in U.S. dollars and 41% in local currency. On a year-over-year basis, for the nine months ended September 30, 2018, our total revenue increased 13% in U.S. dollars and 12% in local currency, and our operating income increased 39% in U.S. dollars and 40% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of September 30, 2018, we had forward exchange contracts in effect with a gross notional value of $2.07 billion ($0.91 billion on a net basis). Net gains or losses are generally offset by associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2018, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and
Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Resignation of Chief Financial Officer
On September 18, 2018, Christie B. Kelly, Executive Vice President and Chief Financial Officer, notified the Company of her decision to resign from the Company to pursue other opportunities effective September 18, 2018. Ms. Kelly’s resignation did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its controls or financial-related matters.
In connection with Ms. Kelly’s departure from the Company, she is eligible to receive the benefits provided by the Company pursuant to the Severance Pay Plan of the Company, as amended and restated effective July 1, 2010 (“Severance Pay Plan”), and pursuant to a separation agreement (the “Separation Agreement”) entered into by the Company and Ms. Kelly effective September 25, 2018 (the “Effective Date”). Among other matters, the Separation Agreement provides as follows: (1) Ms. Kelly agreed to provide transition services to the Company through December 31, 2018 (the “Separation Date”) and will receive a base salary during such transition period of $500,000 on an annualized basis payable in accordance with the Company’s normal payroll procedures; (2) Ms. Kelly will receive a lump sum, less applicable withholdings and deductions, of $4,359,231 within 30 days of the Effective Date. The total amount of such payments is equal to the severance amount to which Ms. Kelly would have been entitled under the Company’s Severance Pay Plan; (3) All unvested restricted stock and performance share units previously awarded under the Company's Stock Award and Incentive Plan shall be forfeited as of the Effective Date except for 610 unvested restricted stock units granted in February 2014 and which shall vest on February 25, 2019; and (4) In exchange for the above benefits, Ms. Kelly executed a release of claims in favor of the Company and its affiliates. Pursuant to the Separation Agreement, Ms. Kelly agreed to not solicit the Company’s employees or independent contractors, or clients having existing or contracted transactions with the Company, or assist, perform services for, or have any equity interest in any of the Company’s clients, for a period of twelve months following the Separation Date. The Company will be entitled to injunctive relief for any breach of an obligation under the Separation Agreement by Ms. Kelly.

Appointment of Interim Chief Financial Officer
The Company commenced a search for a successor to Ms. Kelly as Chief Financial Officer upon Ms. Kelly’s resignation. Effective as of the date of Ms. Kelly’s resignation, Patricia Maxson, Chief Administrative Officer, began serving as the principal financial officer and is expected to serve in such capacity until a successor for Ms. Kelly is appointed.
Corporate Officers
The names and titles of our corporate executive officers, as of September 30, 2018, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Patricia Maxson[1]
Chief Administrative Officer and Interim Chief Financial Officer

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

John Forrest
Chief Executive Officer, Global & Americas Corporate Solutions

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Gregory P. O'Brien
Chief Executive Officer, Americas

[1] Effective September 18, 2018, Ms. Maxson succeeded Christie B. Kelly as Interim Chief Financial Officer.
Additional Global Corporate Officers

Louis F. Bowers	James S. Jasionowski
Controller	Chief Tax Officer

Grace T. Chang	Parikshat Suri
Corporate Finance and Investor Relations	Chief Audit Executive

Bryan J. Duncan	Judith I. Tempelman
Treasurer	Head of Corporate Development

Allan Frazier	Alan Tse[2]
Chief Information Officer	Chief Legal Officer and Corporate Secretary

[2] Effective June 27, 2018, Mr. Tse succeeded Mark Ohringer as Chief Legal Officer and Corporate Secretary.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Letter Agreement, dated September 17, 2018, between Jones Lang LaSalle Incorporated and Christie B. Kelly

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited) (2) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (3) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 (Unaudited), (4) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited), and (5) Notes to Condensed Consolidated Financial Statements (Unaudited).

 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2018.

JONES LANG LASALLE INCORPORATED

By:	/s/ Patricia Maxson
Patricia Maxson
Chief Administrative Officer and Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)