Form 10-K
period 2018-12-31
JONES LANG LASALLE INC
filed 2019-02-26
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2018	Commission File Number 1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland	36-4150422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Randolph Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 312-782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth corporation (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2018 was $7,470,521,871.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 18, 2019 was 45,621,647.
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
We are a leading professional services firm that specializes in real estate and investment management. Our vision is to reimagine the world of real estate, creating rewarding opportunities and amazing spaces where people can achieve their ambitions. In doing so, we will build a better tomorrow for our clients, our people and our communities. JLL is a Fortune 500 company with annual revenue of $16.3 billion, operations in over 80 countries and a global workforce of over 90,000 as of December 31, 2018. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities looking to outsource real estate services. Through LaSalle, we invest for clients on a global basis in both private assets and publicly traded real estate securities.
Our issuer and senior unsecured ratings are investment grade as of December 31, 2018: Baa1 (stable outlook) from Moody’s Investors Service, Inc. ("Moody’s") and BBB+ (stable outlook) from Standard & Poor’s Ratings Services ("S&P").
We use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. JLL is a registered trademark in the countries in which we do business, as is our logo:
LaSalle Investment Management, which uses LaSalle as its principal trading name, is a wholly-owned member of the Jones Lang LaSalle Incorporated group. LaSalle is one of the world's largest and most diversified real estate investment management companies. As of December 31, 2018, LaSalle's assets under management were $60.5 billion. LaSalle is a registered trademark in the countries in which we conduct business, as is the logo:
We deliver an array of services across four business segments. We manage our Real Estate Services (“RES”) offerings across three geographic business segments: (i) the Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific, and we manage our investment management business globally as (iv) LaSalle Investment Management. In our Americas, EMEA and Asia Pacific operating segments, we provide a full range of leasing, capital markets, integrated property and facility management, project management, advisory, consulting, valuations and digital solutions services locally, regionally and globally.
In 2018, we generated 13% annual growth in both consolidated revenue and fee revenue. Our global platform and diverse service and product offerings position us to take advantage of the opportunities in a consolidating industry and to successfully navigate the dynamic and challenging markets in which we compete worldwide.
For a detailed discussion of our segment results, please see "Results of Operations" and "Market Risks" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3, Business Segments, in the Notes to Consolidated Financial Statements.

OUR HISTORY
We began to establish our network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968 and incorporated in 1997). We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of mergers and acquisitions. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs.
Over the last ten years, we completed nearly 90 strategic acquisitions as part of our global growth strategy. These acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
For information on recent acquisitions, refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements, included in Item 8.

OUR SERVICES AND BUSINESS SEGMENTS
To address the needs of real estate owners, occupiers, and investors, we leverage our deep real estate expertise and experience to provide clients with a full range of the following services on a local, regional, and global scale.
The following reflects our revenue and fee revenue by service line:
To calculate fee revenue, we deduct directly reimbursed expenses from revenue and then exclude (i) net non-cash mortgage servicing rights and mortgage banking derivative activity and (ii) gross contract costs associated with client-dedicated labor, and third-party vendors and subcontractors. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of fee revenue, a non-GAAP measure, and reconciliation from the most comparable U.S. GAAP measure.
The broad range of services we offer includes (in alphabetical order):

Agency Leasing	Logistics and Supply-Chain Management
Corporate Finance	Mortgage Origination and Servicing
Debt Placement	Project and Development Management / Design
Digital Solutions	Property Management
Energy and Sustainability Services	Real Estate Investment Banking
Integrated Facilities Management	Research
Investment Management & Advisory	Strategic Consulting and Advisory Services
Investment Sales	Tenant Representation
Lease Administration	Valuations

We offer these services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including:

Critical Environments and Data Centers	Hotels and Hospitality Facilities	Residential (Individual and Multifamily)
Cultural Facilities	Industrial and Warehouse	Retail and Shopping Malls
Educational Facilities	Infrastructure Projects	Sort & Fulfillment Centers
Government Facilities	Military Housing	Sports Facilities
Healthcare and Laboratory Facilities	Office (including flex space)	Transportation Centers
Individual segments and markets may focus on different property types to a greater or lesser extent depending on local requirements, market conditions, and client needs.
We are committed to transforming our company and our clients through technology. Across our service lines, we offer and will continue to develop and invest in unique digital solutions and products that help us and our clients strategize, build data, offer workplace technology and visualize real estate innovations. Refer to the Digital portion of our Strategic Framework section below for additional information about our digital agenda.
We believe our market reach and depth of service offerings strengthen the long-term value of the enterprise in a number of ways, including: (i) reducing the potential impact of episodic volatility or disruption in any specific region; (ii) enhancing the expertise of our people through knowledge sharing among colleagues across the globe; and (iii) allowing us to identify and quickly react to emerging trends, risks and opportunities.
Real Estate Services: Americas, EMEA, and Asia Pacific
We organize our RES offerings into five major product service lines: (1) Leasing; (2) Capital Markets; (3) Property & Facility Management; (4) Project & Development Services; and (5) Advisory, Consulting and Other Services.
For the year ended December 31, 2018, our RES revenue and fee revenue was generated as follows:

In the Americas, our RES revenue for 2018 was $9.0 billion, earned geographically as follows:
In EMEA, our RES revenue for 2018 was $3.5 billion, earned geographically as follows:
In Asia Pacific, our RES revenue for 2018 was $3.2 billion, earned geographically as follows:

Our service lines, and the services we provide within them, include:
1. Leasing
Agency Leasing executes leasing programs, including marketing, on behalf of investors, developers, property companies and public entities to secure tenants and negotiate leases with terms that reflect our clients' best interests. In 2018, we completed approximately 16,100 agency leasing transactions representing 250 million square feet of space. Our agency leasing fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a dollar amount per square foot leased.
Tenant Representation establishes strategic alliances with clients which may include helping them: defining space requirements; identifying suitable alternatives; recommending appropriate occupancy solutions; negotiating lease and ownership terms with landlords; and reducing real estate costs by analyzing, structuring, and negotiating business and economic incentives. We employ a multi-disciplinary approach to develop occupancy strategies linked to our clients' core business objectives.
Tenant Representation realizes revenue on a negotiated fee basis which, in many cases, landlords are responsible for paying. Fees sometimes reflect performance measures related to targets that we and our clients establish prior to engagement or, in the case of strategic alliances, at future annual intervals. We use quantitative and qualitative measurements to assess performance relative to these goals, and we may be awarded incentive fees for superior performance. In 2018, we completed approximately 21,400 tenant representation transactions representing 821 million square feet of space.
2. Capital Markets
Capital Markets includes property sales and acquisitions, real estate financings, private equity placements, portfolio advisory activities, and corporate finance advice and execution. We provide these services for substantially all types of properties, including hotel and hospitality assets. In the U.S., we are an approved HUD/Ginnie Mae, Fannie Mae and Freddie Mac commercial multifamily lender and loan servicer. Real Estate Investment Banking includes sourcing capital, both equity and debt, derivatives structuring, and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing real estate assets internationally and investing outside of their home markets, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing and introducing innovative new financial products and strategies, Capital Markets is also integral to the business development efforts of our other businesses.
Clients typically compensate Capital Markets units on the basis of the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory services. Real Estate Investment Banking fees are generally transaction-specific and conditioned upon the successful completion of the transaction. During 2018, we provided capital markets services for approximately $179 billion of client transactions.
3. Property & Facility Management
Property Management provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to our clients. We provide services through our own employees or through contracts with third-party providers, striving to maintain high levels of occupancy and tenant satisfaction while lowering clients' property operating costs. As of December 31, 2018, we provided on-site property management services for properties totaling approximately 3.2 billion square feet.
We typically provide property management services through an on-site general manager and staff. Our general managers are responsible for day-to-day property management activities, client satisfaction and financial results. We support them with regional supervisory teams and central resources in such areas as training, technical and environmental services, accounting, marketing, and human resources. We are generally compensated based upon a percentage of cash collections on behalf of our clients or square footage managed; however, in some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry.

Integrated Facilities Management ("IFM") provides comprehensive portfolio and facility management services to corporations and institutions that outsource the management of the real estate they occupy. Through digital investments, procurement and supply chain management expertise, as well as process discipline across a globally integrated platform, we provide services at a lower cost than our clients could otherwise achieve themselves while also enhancing the human experience of their employees and other end-users of their space. Technology is the backbone of our IFM delivery, leveraging advanced products such as cloud-based work order management and advanced business intelligence tools that empower clients in their space optimization assessments. Our IFM services focus on the day-to-day management of client locations and include, but are not limited to, repairs and maintenance, call center operations, security and landscaping delivered through an integrated model. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research & development facilities, data centers and industrial complexes. As of December 31, 2018, IFM managed approximately 1.4 billion square feet of real estate for our clients.
Our target clients typically have large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs and improve service delivery. The competitive trends of globalization, outsourcing and off-shoring have prompted many of these clients to demand consistent service delivery worldwide and a single point of contact from their real estate service providers. We tailor our service delivery to individual client needs by combining our large global platform with substantial local expertise. Depending on client needs, our IFM personnel, either alone or as partners with other business units or third-party providers, frequently also provide services beyond core IFM including portfolio planning, agency leasing, tenant representation, acquisition, finance, disposition, development management, energy and sustainability services, digital solutions and land advisory services.
IFM contracts are typically structured to include reimbursement for costs of client-dedicated personnel and third-party vendors and subcontractors in addition to a base fee and a performance bonus. Performance bonus compensation results from achievement of quantitative performance measures and regularly scheduled client satisfaction surveys. IFM agreements are typically three to seven years in duration, although most contracts can be terminated at will by the client upon a short notice period, usually 30 to 60 days, as is typical in the industry.
In the U.S., the UK and selected other countries, we provide Mobile Engineering services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. Rather than using multiple vendors to perform facility services, clients hire us to provide HVAC, electrical and plumbing services, and general interior repair and maintenance. Our multi-disciplined mobile engineers serve numerous clients in a specified geographic area, performing multiple tasks in a single visit and are responsible for the operational success of the sites they service. This service delivery model reduces clients' operating costs by bundling on-site services, leveraging resources across multiple accounts, and reducing travel time between sites.
4. Project & Development Services
Project & Development Services provides consulting, design, management and build services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments, leveraging technology to drive outstanding service delivery. In addition to strategic occupancy planning services, we bring a life-cycle perspective to our clients, from consulting and capital management through design, construction and move in. Project & Development Services also manages all aspects of development and renovation of commercial projects for our clients, in some cases serving as a general contractor. In addition, we provide these services to public-sector clients, particularly to military and government entities, as well as educational institutions, primarily in the U.S. and to a growing extent in other countries. Predominantly in Europe, we provide design, fit-out and refurbishment services on a principal basis under the Tétris brand.
Our Project & Development Services business is generally compensated on the basis of negotiated fees and reimbursement of costs when we are principal to a contract (or client). Individual projects are generally completed in less than one year, but client contracts may extend multiple years in duration and govern a number of discrete projects.

5. Advisory, Consulting and Other
Advisory and Consulting delivers innovative, results-driven real estate solutions that align with client business objectives. We provide clients with specialized, value-added real estate consulting services in such areas as technology implementation and optimization, mergers and acquisitions, asset management, occupier portfolio strategy, workplace solutions, location advisory, industry research, financial optimization strategies, organizational strategy and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients across asset classes.
We typically negotiate compensation for Advisory and Consulting based on developed work plans that vary based on the scope and complexity of projects.
Valuation helps clients determine market values for office, retail, industrial, mixed-use and other types of properties. These services may involve valuing a single property or a global portfolio of multiple property types. We conduct valuations, which typically involve commercial property, for a variety of purposes supporting our clients, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors. We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
We provide Energy and Sustainability Services to occupiers and investors to help them develop and enhance corporate sustainability strategies, address climate risk, green their real estate portfolios, reduce their energy consumption and carbon footprint, upgrade building performance by managing Leadership in Energy and Environmental Design ("LEED") construction or retrofits, provide sustainable building operations management, and prepare corporate social responsibility and sustainability reports. We have energy and sustainability accredited professionals worldwide. Our teams can benefit a wide range of clients, including Leasing clients who commission green leases, green interior design and green assessments of prospective buildings; Capital Markets and Investment Management clients who want green building valuation assessments; and Project & Development Services clients who request green retrofits to existing buildings. Refer to our latest Global Sustainability Report, available on jll.com, for metrics on documented energy savings, reduction in greenhouse gas emissions and the work of our sustainability teams.
We generally negotiate compensation for Energy and Sustainability Services for each assignment based on shared savings or the scale and complexity of the project.
Corporate Solutions
Rapid and complex change, including digitization, increasing regulation, globalization and evolving workforce demographics, have created a new world of work and, as a result, a new mandate for corporate real estate with significant opportunities for growth. Our global Corporate Solutions business is positioned to capture this growth by partnering with clients across industries to drive strategic value from their corporate real estate portfolios and people. During 2018, our Corporate Solutions business continued to expand its client base as follows:

FY 2018 JLL Client Wins
Total Wins	New Business	Expansions	Renewals
275	145	78	52
While each client is unique, they are consistent in looking for real estate to enable business transformation around three key value levers.

•	Enabling data-driven decisions

•	Achieving operational excellence through improved productivity and financial performance

•	Attracting and retaining key talent through an enhanced corporate real estate user experience

Our comprehensive global service delivery platform is designed to achieve these outcomes through a diverse range of strategy, services and digital solutions that address clients’ entire real estate life cycle on both a local and global scale. We consider the real estate life cycle to include: portfolio, capital and operations decisions.
Portfolio. Through the nexus of services our Corporate Solutions business provides to clients, we gain unique information about their corporate real estate footprints and the organizational strategies they have developed to succeed. Combining this with the expertise we can draw from our broader integrated global platform, we advise our clients about how to optimize their workplace strategies and occupancy planning efforts. More broadly, this advice may extend to our clients’ portfolio strategies. When evolution of strategies dictates change, our Corporate Solutions business partners with other professionals throughout our organization to help clients execute leasing, acquisition and disposition strategies.
Capital. Our Corporate Solutions business advises clients across the world about how and when to make critical capital decisions regarding their workplaces and corporate real estate portfolios to maximize the returns on such investments. In many geographies, our design & build professionals work alongside clients to capture the vision of their organizations through the design of space they occupy. We then manage, and in some cases are responsible for, the successful completion of the fit-out activities to achieve their vision. Helping our clients manage the costs they incur to realize their space and location objectives is essential to that strategy. When capital decisions involve a change in location, our relocation management professionals facilitate smooth transitions.
Operations. IFM is our largest service offering within Corporate Solutions and includes management of integrated services that improve operations and performance of individual facilities, as well as the experience of employees and other end-users of the space. Most frequently, new Corporate Solutions client relationships are formed through IFM business wins, which we accomplish both through transitions from other service providers or conversions from in-sourced real estate management models. In addition to maximizing efficiency and quality of service delivery, our digitally-enabled platform also provides clients with opportunities to tailor the balance of services we provide versus what they self-perform.
In an era of rapid digital evolution, technology is core to the advancement of our Corporate Solutions business in all facets. This is enabled by a best-in-class approach to technology and data management that centers around a structured product management discipline, a holistic build-buy-partner strategy and investments in world-class technology talent. Corporate Solutions brings a unique, comprehensive offering that covers all client technology needs, from consulting and foundational data management and Smart Buildings, to RED(sm) - our proprietary analytics and BI platform - that delivers actionable insights. Through Digital Solutions, which we have grown primarily through strategic acquisitions, our professionals assist clients in their selection and implementation of real estate-related software and applications to better help them understand their portfolios and drive efficiencies. We are committed to innovation to advance our Corporate Solutions business as the digital evolution continues.
LaSalle
Complementing our real estate services capabilities, our global real estate investment management business, LaSalle, has three priorities:

•	Deliver superior risk-adjusted investment returns to our clients

•	Develop and execute investment strategies that meet the specific investment objectives of our clients

•	Deliver uniformly high levels of client service globally
We are one of the world's largest managers of institutional capital invested in real estate assets and securities, providing investment management services to institutional and retail investors, including high-net-worth individuals. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge.
LaSalle provides clients with a broad range of real estate investment products and services in the private and public capital markets. We design these products and services to meet the differing strategic, asset allocation, risk/return and liquidity requirements of clients. The range of investment solutions includes private investments in multiple real estate property types, including office, retail, industrial, health care and multifamily residential, as well as investments in debt. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer indirect public investments, primarily in publicly traded real estate investment trusts ("REITs") and other real estate equities.

LaSalle's assets under management of $60.5 billion, as of December 31, 2018, by geographic distribution and fund type were as follows ($ in billions):
We believe LaSalle's success is the product of our strong investment performance, industry-leading research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and strong client focus. Research and strategy are integrated throughout the investment management process, from portfolio strategy formulation and property acquisition, through ongoing asset management and disposition.
The investment and capital origination activities of our investment management business have become increasingly global. We have invested in direct real estate assets in 20 countries around the globe, as well as in public real estate companies traded on all major stock exchanges.
Where consistent with client requirements and market terms and conditions, LaSalle from time to time retains JLL to provide services to assets in LaSalle funds in the ordinary course of business.
Direct Investments in Real Estate Properties (Separate Accounts and Commingled Funds)
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management and divestiture of real estate investments across a broad range of real estate property types. LaSalle launched its first institutional investment fund in 1979 and currently has a series of commingled investment funds, including seven funds that invest in assets in the Americas, seven funds that invest in assets located in Europe, and five funds that invest in assets in Asia Pacific. LaSalle also maintains separate account relationships with investors for whom we manage private real estate investments.
LaSalle is the advisor to Jones Lang LaSalle Income Property Trust, Inc. ("JLL IPT"), a daily valued, non-listed U.S. real estate investment trust launched in 2012 that gives suitable individual investors access to a growing portfolio of diversified commercial real estate investments. As of December 31, 2018, JLL IPT had $2.6 billion in assets under management.
Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe that our ability to co-invest alongside our clients' funds will continue to be an important factor in maintaining and continually improving our competitive position. We believe our co-investment strategy strengthens our ability to raise capital for new real estate investments and real estate funds. In addition, co-investment may bring the opportunity to provide additional services related to the acquisition, financing, property management, leasing and disposition of such investments. As of December 31, 2018, we had a total of $306 million of co-investments, alongside our clients, in real estate ventures included in LaSalle's total assets under management.

LaSalle is generally compensated for investment management services for private equity investments based on capital committed, invested and managed (advisory fees), with additional fees (incentive fees) tied to investment performance above benchmark levels. In some cases, LaSalle also receives fees tied to acquisitions and dispositions. Our investment funds have various life spans, typically ranging between five and nine years, but in some cases they are open-ended. Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements that are linked to the market value of the assets under management, plus incentive fees in some cases.
Investments in Public Securities
LaSalle also offers clients the ability to invest in separate accounts focused on public real estate securities. We invest the capital of these clients principally in publicly traded securities of real estate investment trusts and property companies. As of December 31, 2018, LaSalle had approximately $6.9 billion of assets under management in these types of investments. LaSalle is typically compensated by securities investment clients on the basis of the market value of assets under management.
INDUSTRY TRENDS
We are focused on four major macroeconomic trends affecting the real estate sector today, each with an estimated multi-year lifespan:
Rising investment allocations and globalization of capital flows to real estate
Once categorized as alternative investments, real estate has emerged over the past decade as a major defined asset class of its own, with a sustained long-term trend of attracting rising investment allocations. Investors continue to allocate significant portions of their investment capital to real estate. Supporting that, we see parallel sustained growth trajectories in transaction volumes and in capital flows across borders and between continents, creating new opportunities for advisors and investment managers equipped to source and facilitate international real estate capital flows and execute cross-border transactions. Our real estate investment expertise, linking seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
As noted above in the LaSalle section, many investors have shown a desire to commit their capital to investment managers willing to co-invest their own capital in specific real estate investments or real estate funds.
Growth in corporate outsourcing
As a proportion of the total commercial-built real estate worldwide, corporate outsourcing of real estate services is still at a relatively early stage, but it is a trend that continues to move steadily upward as more businesses look to drive efficiency and returns by partnering with dedicated real estate service providers. In recent years, outsourcing of professional real estate services has increased substantially, as corporations focus their own resources on core competencies. Although some continue to unbundle and separate the sources of their real estate services, medium-to-large users of commercial real estate services continue to demonstrate an overall preference for working with single-source service providers able to operate seamlessly from a local to global level. The ability to offer a full range of services on this scale requires significant infrastructure investment, including digital applications and personnel training. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. In addition, public and other non-corporate users of real estate, including government agencies and health and educational institutions, have begun to outsource real estate activities as a means of reducing costs. As a result, we believe there will continue to be significant growth opportunities for companies like ours that can provide integrated real estate services across many geographic markets and types of clients.
Many such clients are striving to control costs by outsourcing or off-shoring non-core business activities. Both trends have increased the demand for global real estate services, including facility management, tenant representation and leasing, and property and energy management services. We believe that these trends will favor real estate service providers with the capability to provide services - and at consistently high service levels - in multiple markets around the world. Our diverse outsourcing services, shown below, address clients' needs across the real estate life cycle.

Urbanization
Growing urbanization continues to be a powerful global trend. In its May 2018 report, the United Nations Department of Economic & Social Affairs predicted that 68% of the global population will live in urban areas by 2050, up from 55% as of the publication date (with total global population growth of just over 1% per year). More specifically, the international hub cities where we and our clients do a substantial majority of our business are thriving. This is another sustained trend that successfully overrides national and global political changes and uncertainties.
4th Industrial Revolution
The 4th Industrial Revolution technology, data and the rapid rise in applications of artificial intelligence ("AI") is changing everything. However, there is currently no single technology disruptor positioned to dominate the real estate industry. Instead, thousands of start-ups, applications and concepts are vying to transform the marketplace. The challenge to innovate and maximize the potential benefits of new technology, data and AI uses is constant. At the heart of our Beyond strategy (discussed in detail below), supported by major ongoing investments and innovations, we continue to accelerate progress toward our goal of becoming the widely-recognized leading user of technology and data in real estate.
SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES DIFFERENT CAPITAL TO CREATE STAKEHOLDER VALUE
Our global sustainability commitment - Building A Better Tomorrow
Our vision is to make JLL a world-leading, sustainable professional services firm by creating spaces, buildings and cities where everyone can thrive. The world’s financial, social and environmental challenges demand a bolder response from businesses around the globe. This is why we are committed to new ways of partnering with our stakeholders to achieve shared ambitions for a sustainable future.

From serving our clients and engaging our people, to respecting natural resources in our workplaces and building community relationships, we are focused on what is good for business and for a sustainable future. This progressive approach increases value for all our stakeholders and leads to responsible investment decisions as well as healthier, safer and more engaged people. We are Building a Better Tomorrow everywhere we can.
Creating sustainable value for all our stakeholders
We have designed our business model to (i) create value for our clients, shareholders and employees, (ii) establish high-quality relationships with the suppliers we engage and the communities in which we operate, and (iii) respond to macroeconomic trends impacting the real estate sector. Based on our intimate knowledge of local real estate and capital markets worldwide, as well as our investments in thought leadership and technology, we create value for clients by addressing their real estate needs as well as their broader business, strategic, operating and longer-term sustainability goals.
We strive to create a healthy and dynamic balance between activities that will produce short-term value and returns for our stakeholders through effective management of current transactions and business activities, and investments in people (such as new hires), acquisitions, technologies and systems designed to produce sustainable returns over the long term.
The following diagram summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources - or inputs - we need to do business. We use these resources to deliver services - or outputs - for our clients through the business activities we manage.

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

We apply our business model to the resources and capitals that we employ to provide services. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, through the management of third-party contractors. The revenue and profits we earn from those efforts are allocated among further investments in our business, employee compensation and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees and the global community of which JLL is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.
STRATEGIC FRAMEWORK
In December 2016, our Global Executive Board (“GEB”) set out the broad framework for Beyond, a new and ambitious strategic vision to drive long-term sustainable and profitable global growth, incorporating transformational enhancements to our digital, data and AI capabilities, and complementing our unwavering commitment to the highest standards of client service, teamwork, ethics and expertise.
During 2017, the GEB developed the specific initiatives, goals and investment priorities to support the Beyond strategic vision and led implementation of the foundational steps. Examples included consolidation of the company’s technology, data and information management resources into a single globally aligned and managed group; initiating work on transformational global platform enhancements for our Finance and Human Resources capabilities; establishing JLL Spark as a global proptech innovation entity based in Silicon Valley; launching our Achieve Ambitions brand identity and accompanying Achieve Your Ambitions employee value proposition; as well as a series of platform investments into further enhancing our global Capital Markets and Corporate Solutions capabilities.
Through 2018, strong ongoing business performance enabled us to accelerate the pace of our multi-year Beyond transformation. Examples included launching the JLL Spark Global Venture Fund and securing several subsequent proptech investments; implementing a new consistent and transparent global career framework and launching a comprehensive single system supporting our human resources interactions for our global employee base of over 90,000 people; introducing CapForce, an advanced and globally integrated CRM system for our Capital Markets teams worldwide; establishing and resourcing a dedicated high-caliber Global Transformation Office to add fresh expertise and impetus to the next phases of our transformation program; business acquisitions to expand our LaSalle platform in Europe and the U.S.; and the launch of our new fully-integrated and wholly-redesigned global website jll.com.
We expect this accelerated momentum in our transformation program to continue through 2019 and 2020. In the following section, we summarize the pillars and guiding priorities in our multi-year Beyond strategic vision.

Beyond: Our Strategic Vision for Long-Term Sustainable and Profitable Growth
Clients
We are a global leader in providing seamlessly integrated services and advice to international corporate and investor clients in all parts of the world. Our Beyond strategic vision sets ambitious goals for continued enhancements to our comprehensive service offering, attracting new talents and skills to our business, marshaling the best new technology and data analytics, and focusing our teams on truly understanding each client’s broader strategic needs. Our service offerings span the whole real estate life cycle, being consistently delivered to the highest quality and creating real value for our clients. Within our Beyond strategy, we are making significant ongoing investments in advanced client relationship management processes and tools, always with a core commitment to ensuring that our own systems and structures never become an obstacle to assembling international and multidisciplinary teams tailored to meet each client’s requirements.
People
Directly supporting our goals to constantly enhance our client services, we continually invest in our people. We are committed to helping our people achieve their ambitions by enabling them to explore new opportunities, build expertise, create long-term careers, work with other talented people, and succeed through inclusion. Achieve your ambitions, our employee value proposition, articulates the key attractions and advantages of a career with JLL. We offer inclusive, collaborative and flexible working environments and an array of developmental and training opportunities. We continue to support our people in their career planning and progression and have refreshed and updated our worldwide career development and management tools, launching MyPerformance as our new performance management platform to guide employees on maintaining and improving performance and implementing a comprehensive single global system to support human resource interactions with all our employees. In 2018, we also introduced a global career framework that provides transparency and clarity on career paths and allows for our people to explore new career opportunities. We support career growth by providing guidance on globally-aligned leadership capabilities and offering formal mentoring and coaching programs. Our people, their skills and aspirations, and their commitment to a consistently high-performance culture and JLL’s core values are central to our ongoing success and sustained profitable growth.

Digital
Technology has transformed the definitions of work, workplace and workforce in all aspects of business. We are only at the front edge of the wave of change that digitization, data and analytics, AI and machine learning will bring to our clients, people and shareholders.
Digital is core to our growth strategy. Examples of our investments in leading-edge technology and data capabilities include the following.

•
Digitally transforming and enabling delivery of global services with a best-in-class technology foundation and an operational emphasis on data and analytics. This includes increasingly leveraging AI and machine learnings to drive insights, speed and accuracy. A notable example is our 2015 acquisition of Corrigo, which enables our facilities management business globally and continues to grow as a component of our integrated platform

•
Expanding Digital Solutions, our global digital advisory and implementation services capability, which is unique to our industry. Critical to our Corporate Solutions business, Digital Solutions designs, integrates and implements innovative digital solutions for clients across industry types in the areas of corporate systems of record, smart buildings and workplace experience. In 2018, we nearly doubled the size of this team through the acquisition of ValuD Consulting, a leading provider of software integration and consulting services. The combined team will bring the next generation of technology to our clients to accelerated innovation and deepened expertise in software platforms

•	Hiring executive leadership from the technology industry to guide our digital transformation

•
Launching JLL Spark in 2017, focused on creating new property technology products, related strategic investments and incubating technology startups. In mid-2018, we expanded this initiative through the creation of the JLL Spark Global Venture Fund, with plans to invest over a five-year period up to $100 million in a number of exciting proptech ventures with considerable growth potential; visit www.us.jll.com/en/jll-spark to view the investments we have already made

These investments, along with digital enhancements in our internal platform and throughout our core service offerings, put us in position to extend our role as the digital leader in corporate real estate.
Values
All our people are committed to the core values of teamwork, ethics and excellence. These values are the foundation of our organization. Clients, employees, business partners and potential recruits are strongly attracted to these values and to our commitments to a sustainable future through Building a Better Tomorrow, our sustainability leadership ambition. This has earned us repeated recognition from organizations such as the Ethisphere Institute, which in 2018 named JLL as one of the World’s Most Ethical Companies for the 11th consecutive year.
Brand
We continue to strengthen and expand awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond strategic vision to reach more CEOs and other senior decision makers. Supporting this goal, we are an active strategic partner of the World Economic Forum and regular participant in its annual meeting in Davos and at other events. In January 2019, Fortune magazine again named JLL as one of the World’s Most Admired Companies (see below for further awards and recognition during the past year). As part of our Beyond strategy, we launched a new visual identity and brand positioning strategy centered on our Achieve Ambitions theme, which is relevant to all our clients and other stakeholders.

Growth
Our Beyond priorities for clients, people, values, digital and brand combine to provide an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity in all operations, building margin and creating the basis for long-term sustainable and profitable growth, which reward all our stakeholders, helping them achieve their ambitions.
Consistent with this overarching aim, our Beyond strategic vision overlays and complements additional longstanding strategic priorities for JLL including:

•	Employing a growth-oriented investment philosophy that best meets client needs while focusing resources on the services, markets and cities generating the highest margin opportunities

•	Establishing charters for internal business boards to promote more interconnected global approaches to client services and delivery

•	Leveraging our market-leading research capabilities and data analytics to better inform and advise our clients, enabling them to maximize the value of their real estate portfolios

•	Deploying additional digital tools, data and metrics to help our people become progressively more productive and efficient

•	Determining how best to marshal, train, recruit, motivate and retain the human resources that will have the skill sets, diversity and other abilities necessary to accomplish our strategic objectives

•	Continuing to develop our brand and reputation for high quality client service, integrity, excellence and in-depth local and global market knowledge

•	Building our brand in digital and social media channels

•
Continuing to promote best-in-class governance, compliance, enterprise risk management and professional standards to operate a sustainable organization which meets the significant challenges and risks inherent in global markets and minimizes disruptions to, and distractions from, the accomplishment of our corporate mission

•	Translating our Beyond strategy into best-in-class total shareholder returns
We regularly reevaluate our strategic priorities to optimize sustainable and profitable long-term growth and on-going value creation for all our stakeholders. Our Beyond strategic vision and priorities for growth are built on our closely integrated platform, which combines deep local market knowledge with seamless advice and services tailored to each client’s specific needs.
COMPETITION
We operate across a wide variety of highly competitive business lines within the commercial real estate industry globally. Our significant growth over the last decade, and our ability to take advantage of the substantial consolidation that has taken place in our industry, have made us one of the largest commercial real estate services and investment management providers on a global basis.
Since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional and local levels. We also face competition from companies who may not traditionally be thought of as real estate service providers, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, software-as-a-service companies, firms providing co-working space, firms providing outsourcing services of various types (including technology, food service and building products), and companies that self-provide their real estate services with in-house capabilities.

DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
Our mission is to deliver exceptional strategic, fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide. We deliver a combination of services, expertise and technology applications via an integrated global platform that we own (and do not franchise). These characteristics distinguish us from our competitors, contribute to service excellence and customer loyalty, and affirm our commitment to sustaining our business over the long term. We seek to successfully manage the financial, environmental, and social risks and opportunities our complex organization faces, and help our clients do the same. While we face high-quality competition in individual markets, we believe the following are some of the key attributes which make us the best choice for clients seeking real estate and investment management services on a worldwide basis.

•	Our focus on client relationship management to provide superior client service on a highly coordinated basis

•	Our integrated global platform with local market knowledge, including a highly diverse set of service offerings, enables our ability to deliver our expertise wherever clients need it

•	Our ability to deliver innovative solutions and technology applications to help our clients maximize the value of their real estate portfolios

•	Our ability to organize and analyze the significant data about real estate that we collect in the course of business

•	The quality and worldwide reach of our industry-leading research function, enhanced by digital applications and our ability to synthesize complex information into practical advice for clients

•	Our reputation for consistent and trustworthy service delivery worldwide, based on our best practices and the skills, experience, collaborative nature and integrity of our people

•	The strength of our brand and reputation, including our reputation as an ethical organization

•	The strength of our financial position

•	Our employee engagement as well as our employee value proposition - Achieve your ambitions - which articulates what differentiates JLL as an employer

•	The quality of our internal governance and enterprise risk management, which clients can rely on over the long term

•	The management of our supply chain for the benefit of the project management, property and facility management, and other services we provide to clients

•	Our sustainability leadership agenda, which addresses long-term financial, environmental and social risks and opportunities for ourselves and our clients

•	Our culture of teamwork, ethics and excellence, which allows us to marshal resources to deliver the greatest possible value and results

•	Our "client first" and ethical orientation, which enables our people to focus on how to best provide what our clients need and want with integrity and transparency

•
Our strong intellectual capital, long-term approach to business and ability to anticipate, interpret and respond to the trends influencing our industry sector makes us quick and nimble in adapting to new challenges and opportunities in a fast-changing world and in helping our clients do the same

The following is a detailed discussion on select distinguishing attributes and competitive differentiators noted above.
Client Relationship Management. We support our ability to deliver superior service to our clients through our ongoing investments in client relationship management and account management. As an example, CapForce, our sophisticated new CRM tool, links all our capital markets business lines and activities around the world. Our goal is to provide each client with a single point of contact at our company, an individual responsive to and accountable for all the activities we undertake for the client. We believe that we enhance superior client service through best practices in client relationship management, seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence.
Our client-driven focus enables us to develop long-term client relationships that generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs mesh with our ability to deliver fully integrated real estate services across multiple business units and locations. We support our relationship focus with an employee compensation and evaluation system aligned with our global career framework, designed to reward client relationship building, teamwork and quality performance, in addition to revenue development.

Integrated Global Business Model. By combining a wide range of high-quality, complementary services and delivering them at consistently high service levels globally through wholly-owned offices with directly employed personnel, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. We also believe that we can grow revenue without a proportionate increase in infrastructure costs due to our established business presence in the world's principal real estate markets. With operations spanning the globe, we have in-depth knowledge of local and regional markets and can provide a full range of real estate services around the world. This geographic coverage, combined with the ability and willingness of our people to communicate and connect with each other across a common global platform, positions us to serve the needs of our multinational clients and manage the flow of investment capital on a global basis. We anticipate that our cross-selling potential across geographies and product lines will continue to develop new revenue sources which we will enhance by continuing to expand our services via complementary or adjacent offerings.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With nearly 550 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics and market dynamics of commercial real estate. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We continue to devise and invest in new approaches through data science techniques and other technology to make our research, services and property offerings more readily available to our people and clients.
We believe that our investments in research, technology, data science and analytics, people and thought leadership position JLL as a leading innovator in our industry. Our research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients, which in turn help us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors and developers.
Delivery of Innovative Solutions and Consistent Worldwide Service (including through applications of technology and data science). We believe that our globally-coordinated investments in research, technology, data science and analytics, people, quality control and innovation, combined with the facts that our offices are wholly-owned (rather than franchised), and our professionals are directly employed, enable us to develop, share and continually evaluate best practices across our global organization. As a result, we deliver consistently high levels of client service and operational excellence substantially wherever our clients' real estate investment and services needs exist.
Based on our general industry knowledge and on specific client feedback, we believe we are recognized as an industry leader in technology and business intelligence. We provide sophisticated information technology systems on a global basis to serve our clients and support our employees. For example, RED(sm), our client extranet technology, provides clients with detailed and comprehensive insight into their portfolios, the markets in which they operate, and the services we provide to them.
Connect (sm), our intranet technology, offers our employees access to our policies, news and collective thinking regarding our experience, skills and best practices. In addition, we are enhancing the global integration of our systems for finance, human resources and client relationship management, as well as securities management and trading systems for our investment management business. As previously noted, we launched our new global people information system across the globe in 2018. Also this year, select countries in the Americas region have implemented the upgrade to our digitally integrated finance system, with implementation across other geographies continuing in 2019.
We will continue to develop and deploy technology as well as online and social media applications to support our marketing and client development activities and to make our services and real estate property listings increasingly accessible.
Maximizing the Value of Real Estate Portfolios. Our global strategic perspective and presence allow us to assess pricing trends for real estate and know which investors worldwide are investing actively. This gives us an advantage in implementing strategies for acquisitions and dispositions of properties.
During hold periods, our local market research allows us to assess the potential for cash flow enhancement in our clients' assets based on rental-rate trends. When combined, these two perspectives provide us with an optimal view that leads to timely execution and translates into superior investment performance for clients.

Strong Brand and Reputation. We believe that large corporations and institutional investors and occupiers of real estate recognize our ability to create value reliably in changing market conditions, based on (i) evidence provided by marketing surveys we have commissioned, (ii) the extensive coverage we receive in top-tier business publications, (iii) the major awards we receive in real estate, sustainability and ethics, as well as (iv) our significant, long-standing client relationships. Our reputation derives from our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services. We believe that the combined strength of the JLL and LaSalle brands represents a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join us around the world.
The JLL name, which is also our New York Stock Exchange ticker symbol, is our primary trading name. Jones Lang LaSalle remains our legal name. Using the shorter JLL name facilitates its adaptation to different communication styles in different countries, languages and channels and especially to the use of digital and online channels for marketing and communications.
We believe we hold the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" trademarks and the related logos, which we expect to continue to renew, as necessary, to conduct the material aspects of our business globally. We have obtained the right to use the top level domain names of each of ".jll" and ".lasalle" from the Internet Corporation for Assigned Names and Numbers.
Financial Strength. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that allow us to maintain investment-grade financial ratings. We believe that confidence in the financial strength of long-term service providers has become increasingly important to our clients, who are increasingly making financial strength an important criterion when they select real estate service providers. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
We also believe that our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing the overall inherent volatility of operating a real estate services business. This creates an additional measure of financial stability relative to other firms with more limited service offerings, or that are only local or regional, and therefore must rely on the strength of fewer markets and services.
We continue our long history of investment grade ratings from Moody's and S&P. Our issuer and senior unsecured ratings as of December 31, 2018 are Baa1 (stable outlook) from Moody’s and BBB+ (stable outlook) from S&P.
Our primary source of credit is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2018 had a maximum borrowing capacity of $2.75 billion and a maturity date in May 2023. In addition, we have €350.0 million of fixed-rate senior notes with half due in June 2027 and the other half due in June 2029 as well as $275 million of fixed-rate senior notes due in November 2022. Our senior notes have increased our proportion of fixed-rate debt.
Strong Governance, Enterprise Risk Management and Integrity. Our overlapping and communicative senior management and Board of Directors structure promotes an environment of best practices in corporate governance and controls. We believe that these attributes allow us to infuse a culture of internal communication and connectivity throughout the organization.
Successful management of any organization's enterprise risks is critical to its long-term viability. We seek to promote, operate and continually improve a globally-integrated enterprise risk management model that optimizes our overall risk/reward profile through the coordinated and sophisticated interaction of business and corporate staff functions.
Related to our governance and enterprise risk management efforts, we believe in uncompromising integrity and the highest ethical conduct. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for our company.
Building a Better Tomorrow - our sustainability leadership ambition. Through Building a Better Tomorrow, we seek to meet our sustainability vision through four Pillars depicted below: Clients, People, Workplaces and Communities. These Pillars are underpinned by three Foundations: our commitment to the highest standards of corporate governance, our efforts to drive sustainability thought leadership and our commitment to deploying innovative, forward thinking solutions for ourselves and our clients. To ensure these efforts support our broader business strategy, Building a Better Tomorrow is an integral part of our long-term strategic vision, Beyond.

By addressing issues which materially affect our clients, investors, employees and communities, we drive positive change through our organization and more widely. For this reason, we recently undertook three reviews to identify our most material sustainability considerations.
In 2017, these reviews were supplemented by additional materiality assessment in collaboration with Ceres, a sustainability nonprofit organization focused on economy-centric solutions, to ensure we are addressing the most significant sustainability impacts through Building a Better Tomorrow. The top five material environmental and social issues identified were:

Environmental Issues		Social Issues
1.	Energy consumption and emissions	1.	Business ethics and integrity
2.	Sustainable buildings	2.	Innovation and technology
3.	Enhancing client sustainability through our services	3.	Health, safety and security
4.	Climate risk	4.	Talent attraction and retention
5.	Responsible supply chain	5.	Employee wellbeing
Having exceeded our previous targets at the end of 2017, we set ambitious new goals for JLL based on the results of our materiality process. These goals cover all four Pillars of Building a Better Tomorrow and are covered in detail in our current annual Global Sustainability Report.
Generating sustainable value for our clients. The 4.6 billion square feet of space that we manage globally for our clients gives us the opportunity to have an impact through industry-leading strategies, tools and technologies that significantly improve energy efficiency and societal impacts, as well as reduce costs. Embedding sustainability considerations across our service lines is one of our key priorities, enabling us to offer differentiated and forward-thinking solutions to our clients, as we seek to maximize the positive impact we can have in the world.
Our Energy and Sustainability Services teams provide a range of services covering the construction, operation and maintenance of clients’ facilities as well as advice on occupier behavior, socio-economic impacts and site location. In addition to the clear environmental and societal benefits these activities deliver, they also yield significant operational and cost efficiencies. For these reasons, we invest substantial resources into continuing our development of world-class energy and sustainability solutions for our clients.
Our commitment to technological innovation extends to our sustainability service offering. We have developed a number of in-house technology platforms to help us deliver our clients’ sustainability objectives. For example, our OneView Energy and Sustainability Analytics (OVESA) platform is used to manage the ever-increasing volumes of complex sustainability data.

This system, along with our other platforms such as the Portfolio Energy and Environment Reporting System (PEERS) and the Energy and Sustainability Platform (ESP), reflects our commitment to investing in digital, data and information management platforms. By deploying flexible digital solutions, we are able to measure, manage and improve environmental impacts for the nearly 200,000 buildings included on these platforms.
Sustainability thought leadership. We have earned a reputation for progressive thinking through extensive investments in research and thought leadership. In 2018, we produced sustainability thought leadership covering topics as diverse as climate change adaptation, sustainable building design and employee productivity, and workplace economics. Many of these pieces were published on our LinkedIn sustainability showcase, Green Blog and Real Views web pages. We work with global and local sustainability organizations to develop new ways of thinking around some of the biggest challenges facing our sector. This includes working alongside organizations such as the Global Real Estate Sustainability Benchmark and the World Green Building Council. In addition, we have been a signatory of the United Nations Global Compact since 2009.
Employee Value Proposition. Based on input from our employees about our culture and what makes us stand out as an employer, we developed the employee value proposition - Achieve your ambitions - a shared framework to inspire talent to join us, engage our employees and celebrate the values and culture of JLL around the world. An integral part of our brand, it is our promise to our people - employees and candidates alike - and centers on five unique pillars, depicted in the following graphic.
Our goal-setting framework uses three categories of goals (clients, growth and people) that align our people’s efforts with enterprise-wide strategy throughout all levels of the organization and build focus and attention on our priorities.
Awards. We won numerous awards and recognitions in 2018 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:

•	A member of the Dow Jones Sustainability Index North America for the third consecutive year

•	One of the World's Most Ethical Companies, named by the Ethisphere Institute, for the eleventh consecutive year

•	One of the 100 Best Corporate Citizens in the United States, CR Magazine, for the fourth consecutive year

•	A most JUST company in the real estate industry on the Forbes' "JUST 100" list, for the third consecutive year

•	A Drucker Institute Management Top 250 for the second consecutive year

•	One of the World's Most Admired Companies, by Fortune Magazine, for the fourth year

•	A LinkedIn Top Company for the third consecutive year
•One of Working Mother's 100 Best Companies for the second consecutive year

•	One of the Top 70 Companies for Executive Women, named by the National Association for Female Executives, for the third consecutive year

•	One of the 50 Out Front for Diversity Leadership: Best Places for Women & Diverse Managers to Work, Diversity MBA, for the fourth consecutive year

•
A perfect score on the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBT workplace equality, for the fifth consecutive year

•	One of the Global Outsourcing 100, International Association of Outsourcing Professionals, for the tenth consecutive year

•	An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, for the seventh consecutive year

•	One of the Best Places to Work in Money Management, named by Pensions & Investments, for the third consecutive year
INTEGRATED REPORTING
As a part of the Business Network and Framework Panel of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and integrated thinking about how an organization's strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term.
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
Responsibility for Integrated Reporting. Our Finance and Legal Services functions are primarily responsible for the integrity of our integrated reporting efforts and acknowledge that we have applied a collaborative approach in the preparation and presentation of this report. To do so, we have also engaged other senior members of our organization. In our collective opinion, this report is presented in accordance with the Framework. However, as our effort to comply with the Framework is done voluntarily and continues to evolve, we disclaim any legal liability to the extent that this report is deemed to not comply with the Framework.
Alignment with the Integrated Reporting Framework. Building on our Beyond strategy and as an important part of our aim to align more closely with the Integrated Reporting Framework, in 2017 we began to identify the medium- to long-term global megatrends with the greatest potential to materially impact our business. To do this, we used the 'six capitals' model advocated by the IIRC: financial, human, intellectual, manufactured, social and natural capitals.
While we are most heavily dependent on the financial, human and intellectual capitals to execute our own operations successfully, we identified significant trends with implications for our business across all six capitals. Furthermore, changes in the availability of all six capitals impact our clients’ businesses and by extension, our service provision.
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

Driving improvements in Integrated Reporting. We recognize Integrated Reporting is a journey rather than a destination. We are constantly seeking to enhance the way we disclose our corporate information, striving to convey our value-creation story in the fullest way possible. To support these efforts, we have established an Integrated Reporting Working Group made up of representatives of key business functions. The group is tasked not only with furthering efforts to improve our reporting processes and increase our alignment with the <IR> Framework, but also to foster a culture of integrated thinking within the business. Through this Working Group, we are also considering how best to take forward the recommendations from the Sustainability Accounting Standards Board and the Taskforce on Climate-related Financial Disclosures.
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
We used the 'six capitals' model from the IR Framework to identify and investigate a number of global trends with the potential to impact our business. This process helped us identify where and how different trends interact with one another. Using this model, we created an initial list of 36 trends and their potential implications for us. We then undertook one-on-one engagements with around 30 executives from different disciplines and geographies across JLL to present the six capitals model; discuss the trends identified; and understand, based on these trends, what the potential risks and opportunities are to JLL and how we are, or should be, responding to them. We then developed comprehensive qualitative and quantitative analyses based on these internal engagements and aligned them with our existing risk-management matrix. We scored the long-term trends according to likelihood and magnitude, taking account of potential impacts on different areas of the business. The result of this scoring is the six capitals risks and opportunities materiality matrices, shown below, which allowed us to identify the most material long-term risks and opportunities for our company.
Since 2014, our GEB and other senior leadership have continued to monitor the evolution of both our opportunities and risks. On a macro basis, they have remained broadly consistent, with some changes in relative significance as, for example, threats of cyber attacks and data theft that have continued to rise. For additional discussion of our risks and the ways we mitigate them, refer to Item 1A. Risk Factors.

Type of Capital	Global Trends	JLL Activities
Financial	Continued risk of financial crises	• Maintaining our financial strength as a differentiator; Financial Risk Factors
	Potential increase in disruptive market cycles	• Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors
	Shift toward emerging markets	• Building our Leading Local and Regional Service Operations • Strategic focus on potential growth markets and cities
	Regulatory reform in banking & other sectors	• Enterprise Risk Management; Operational Risk Factors; Legal and Compliance Risk Factors
	Global push against tax avoidance	• Enterprise Risk Management; Strategic Risk Factors; Financial Risk Factors; Legal and Compliance Risk Factors
Human	Changing demographics affects workplace profiles	• Enterprise Risk Management; Operational Risk Factors
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
• Annual Diversity and Inclusion Report (on our website)
• Global Diversity and Inclusion Website
• Annual Global Sustainability Report (on our website)

Intellectual	Increased risk of cyber attacks and data theft	• Enterprise Risk Management; Operational Risk Factors
	Intellectual capital becomes increasingly disseminated	• Strategic focus on technology, digital and social media • Enterprise Risk Management; Operational Risk Factors
	Digital technology transforms how people live and work	• Launch of JLL Spark • Strategic focus on technology, digital and social media
Manufactured	Rapid urbanization and ‘megacities' trends	• Build our Leading Local and Regional Service Operations • Strategic focus on potential growth markets and cities • JLL Cities Research Centre (on our website)
	Changing levels of demand for different types of real estate	• Strategic focus on most lucrative potential services • JLL Research
	Expansion of the global investable real estate universe	• Strategic goal to capture the leading share of global real estate capital flows • Strengthen LaSalle Investment Management's leadership position
Social	Unprecedented levels of transparency	• Code of Business Ethics and Corporate Sustainability • Transparency Report (on our website) • Enterprise Risk Management; Strategic Risk Factors • Introduction of global career framework
	Increasing political instability and conflict	• Enterprise Risk Management; Strategic Risk Factors
	Businesses need to demonstrate social contribution	• Annual Global Sustainability Report (on our website)
Natural	Increase in extreme weather events	• Enterprise Risk Management; Strategic Risk Factors • Global Sustainability & Cities Research • Enhanced disaster recovery protocols
	Natural resources in increasingly short supply	• Enterprise Risk Management; Operational Risk Factors • Global Sustainability Report (on our website)
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

EMPLOYEES
The following table reflects our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2018	December 31, 2017
Professional non-reimbursable employees	47.8	42.3
Directly reimbursable employees	42.2	39.6
Total employees	90.0	81.9
Directly reimbursable employees have costs which are fully reimbursed by clients, primarily in our Corporate Solutions business. Specifically, reimbursable employees include our property and IFM professionals as well as our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 2,300 property maintenance employees in the United States, 80% of whom are reimbursable. As of both December 31, 2018, and 2017, approximately 70% of our employees were based in countries other than the United States.
INTELLECTUAL PROPERTY
We regard our technology and other intellectual property, including our brands, as a critical part of our business.
We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in foreign countries. We own the rights to use the dot-jll (.jll) and dot-lasalle (.lasalle) top level domain names, which we acquired during 2015.
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Our LaSalle and LaSalle Investment Management marks will expire in 2026.
In addition to our trademarks and trade names, we also have proprietary technologies for the provision of complex services and analysis. Consistent with our belief that we are recognized as an industry leader in technology as discussed above, we currently have a patented process in the United States for a "System and Method for Evaluating Real Estate Financing Structures" that assists clients with determining the optimal financing structure for controlling their real estate assets, including, for example, whether a client should own a particular asset, lease the asset, or control the asset by means of some other financing structure. In addition, we have patented an electrical panel in the United States entitled, “Energized Parts Guard,” which consists of a device to prevent contact with exposed energized electrical conductors during electrical maintenance. In 2018, JLL was granted another patent, Blackbird (sm), a geospatial intelligence tool. We also have a number of pending United States patent applications to further enable us to provide high levels of client service and operational excellence. Our products that have pending patent applications include CRC Website, a cities comparison tool, and Sign and Ladder safety, as examples. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.

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
Corporate Governance. We believe our policies and practices reflect corporate governance initiatives that comply with:

•	The listing requirements of the New York Stock Exchange ("NYSE"), on which our Common Stock is traded

•	The corporate governance requirements of the Sarbanes‑Oxley Act of 2002, as currently in effect

•	U.S. Securities and Exchange Commission ("SEC") regulations

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act, as currently in effect

•	The General Corporation Law of the State of Maryland, where we are incorporated
Our Board of Directors ("the Board") regularly reviews corporate governance developments and modifies our By-Laws, Guidelines and Committee Charters accordingly. As a result, we have adopted the following corporate governance policies and approaches that are considered to be best practices in corporate governance.

•	Annual elections of all members of our Board

•	Annual "say on pay" votes by shareholders with respect to executive compensation

•	Right of shareholders owning 30% of the outstanding shares of our Common Stock to call a special meeting of shareholders for any purpose

•	Majority voting in Director elections

•	Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director

•	Required approval by the Nominating and Governance Committee of any related-party transactions

•	Executive session among the Non-Executive Directors at each in-person meeting

•	Annual self-assessment by the Board and each of its Committees

•	Periodic assessment by our senior executive management of the operation of our Board
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of JLL, including our Chief Executive Officer, Chief Financial Officer, Global Controller and the members of our Board. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established since, in a service business such as ours, the integrity that our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. As previously noted, we were named to Ethisphere Institute’s list of the World's Most Ethical Companies for the eleventh consecutive time in 2018. We also were recertified under the Ethics Inside program by the Ethisphere Institute.
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

Corporate Sustainability. We encourage and promote the principles of sustainability everywhere we operate, seeking to improve the communities and environment in which our people work and live. We design our corporate policies to reflect the highest standards of corporate governance and transparency, and we hold ourselves responsible for our social, environmental and economic performance. We seek to incorporate sustainability practices and principles into our client investments and asset management. These priorities guide the interactions we have with our shareholders, clients, employees, regulators and vendors, as well as with all others with whom we come into contact. We recognize both the risks and opportunities presented by climate change and seek to address these impacts both in and beyond our business.
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
Corporate Political Activities. Given the diversity of our clients, shareholders, staff and other constituencies, our general approach is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, our use of corporate funds or other resources for political activities has been negligible. From time to time, we may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders. We may also belong to industry trade associations that do become involved in attempts to influence legislation in the interests of the industry generally.
Conflicts Minerals. Since we are not a manufacturer, nor do we contract to manufacture, we do not believe that we engage in the purchase or procurement of conflicts minerals, either for ourselves or our clients.

COMPANY WEBSITE AND AVAILABLE INFORMATION
JLL's website address is www.us.jll.com. We use our website as a channel of distribution for company, financial and other information.
On the Investor Relations page on our website, we make available our Annual Report on Form 10-K, our Proxy Statement on Schedule14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Any document we file with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. Information about its public reference room can be obtained by calling the SEC at 1.800.SEC.0330. The SEC maintains www.sec.gov, containing annual, quarterly and current reports, proxy statements, and other information that we file electronically with the SEC.
Our website includes information about our corporate governance. We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page of this Annual Report on Form 10-K:

Code of Business Ethics	Vendor Code of Conduct	Corporate Facts	Global Sustainability Report

Transparency Report	Business Continuity	Modern Slavery Statement	Health & Safety Report
In addition to the above, the following are also available:

●	Disaster Recovery Report	●	Bylaws and Corporate Governance Guidelines	●	Charters for our Audit, Compensation, and Nominating and Governance Committees
●	Statement of Qualifications for Members of the Board of Directors	●	Compliant procedures for Accounting and Auditing Matters	●	Statements of Beneficial Ownership of our Equity Securities by our Directors/Officers
We intend to post on our website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board or any of the executive officers named in our proxy statement.

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
General Overview. Our business environment is complex, dynamic and international. Accordingly, it is subject to a number of significant risks in the ordinary course of its operations. If we cannot or do not successfully manage the risks associated with the services we provide, our operations, business, operating results, reputation and/or financial condition could be materially and adversely affected.
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
Various factors over which we have no control significantly affect commercial real estate markets. These include:

•	Macro movements of the stock, bond, currency and derivatives markets

•	The political environment

•	Government policy and regulations, in each case whether at local, national or international levels

•	Interest rates and the availability of real estate debt financing for our clients

•	The cost and availability of natural and non-renewable resources used to operate real estate

•	Emerging technologies that are potentially disruptive
Governance over Enterprise Risk Management. In 2018, we continued to make enhancements to our enterprise risk management methodology across the globe. Through a framework and methodology designed to: (i) improve and align our understanding of the most significant risks facing us; (ii) improve decision making in governance, strategy, objective setting and day-to-day operations; (iii) decide on what actions to take to lessen the likelihood that significant risks will result in financial or reputational harm to us; and (iv) assign priorities and ownership for purposes of executing those actions. Based on the execution of the enterprise risk management framework and methodology, the top risks are then communicated to the GEB, the Audit Committee and the full Board.
Our Board and its Committees take active roles in overseeing management's identification and mitigation of our enterprise risks. The Audit Committee focuses on the process by which management continuously identifies its enterprise risks and monitors the mitigation efforts that have been established. The Board focuses on substantive aspects of management's evaluation of our enterprise risks and the efforts we take to contain and mitigate them. The Compensation Committee and the Nominating and Governance Committee also monitor and discuss with management those risks that are inherent in the matters that are within each such Committee's purview.
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

Risk Mitigation Efforts. We do not attempt to discuss in this section all of the various significant efforts we employ to attempt to mitigate or contain the risks we identify, although we believe we have a robust program to do so in a systematic way. These efforts include: (i) the implementation of a continuously improving global safety management system focused on integrating best practice into our operations, including the elimination of hazards, the replacement of hazards with one that is manageable, training of personnel, and the review of our operating procedures; (ii) quarterly reviews of operational errors and litigation events so that we can consider whether there are steps we can take, such as changes to policies or additional staff training, that will prevent similar issues from recurring; (iii) monthly reviews by our global team of Ethics Officers of internal ethics matters (including the cost of investigating and resolving them) and general external ethics issues, as well as consideration of whether there are new or different activities we can establish within our Ethics Everywhere program in order to proactively address them; (iv) the risk mitigation activities and strategies deployed by our business, corporate staff functions and our internal auditors to coordinate enterprise risk mitigation and prevention across the Company; and (v) monthly reviews by our Cyber Committee to evaluate and adapt current prevention efforts and risk mitigation strategies against ever-changing cyber threats.
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
Categorization of Enterprise Risks. This section reflects our current views, as of the issuance of this report, concerning the most significant risks we believe our business faces, both in the short term and the long term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	Operational Risk Factors

•	Strategic Risk Factors

•	Legal and Compliance Risk Factors

•	Financial Risk Factors
We could appropriately place some of the risks we identify in more than one category, but we have chosen the one category we view as primary. We do not necessarily present the risks below in their order of significance, the relative likelihood that we will experience a loss, or the magnitude of any such loss. Certain of these risks also may give rise to business opportunities for us, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.

Operational Risk Factors
Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes information management and data protection and security, including cyber security; supply chain and business disruption, including health and safety; and other risks, including human resources and reputation.
REPUTATIONAL AND BRAND RISKS.
The value and premium status of our brand is one of our most important assets. An inherent risk in maintaining our brand is that we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors, or that we may fail to sufficiently innovate or develop improved products or services that will be attractive to our clients. In addition, given the rigors of the competitive marketplace in which we operate, there is the risk that we may not be able to continue to find ways to operate more productively and more cost-effectively, including by achieving economies of scale, or that we will be limited in our ability to further reduce the costs required to operate on a globally coordinated platform.
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
OPERATIONAL TRANSFORMATION INITIATIVES.
Sustainable long-term growth and differentiating ourselves from our competitors depend on investments in people, technology, data and innovation-focused capital expenditures. We are undergoing a multi-year transformation to position for long-term profitable growth through ongoing investments focused on innovation and cutting-edge digital solutions as well as an enhanced operational platform. Over the course of 2018, we disclosed that we have embarked upon a series of business transformation projects focused on delivering productivity improvements, reducing costs and supporting our digital and technology transformation agenda.
In 2018, we invested in transformation initiatives, such as our global enterprise resource planning implementation and client-facing technology; our patent for Blackbird, a proprietary visualization and data capability that enables quicker client site selection; and the creation of JLL Spark Global Venture Fund, which invests in technology focused on real estate. While we expect to realize efficiencies from these initiatives, there is no guarantee that we will recognize the full efficiency, cost reduction and other benefits of these activities that we expect. In connection with such activities, we may experience a disruption in our ability to perform functions critical to our strategy. If our business transformation initiatives are not successful, or if they are not executed effectively, our business, financial condition and results of operations could be adversely affected. These initiatives involve costs relating to hiring outside experts and implementing these projects, and could have unanticipated costs or unrealized savings. In particular, our transformation initiatives may fail, and our business and financial results may be adversely affected, if we are not able to carry out certain shifts in our corporate culture to achieve our transformation objectives.
COMPETITION FOR TALENT; SUCCESSION OF KEY LEADERS.
We depend, in large part, on the members of our senior management team who possess extensive knowledge and a deep understanding of our business and strategy, as well as the colleagues who are critical to developing and retaining client relationships. Our business depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our business and operating results could suffer. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks and transparency of employment information. There is also the risk of losing top producers who provide a material margin contribution Company-wide. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. There may also be an increase in recruitment and compensation costs. We and our competitors use equity incentives and bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. We are also challenged to find and retain sufficiently trained staff in emerging markets and, as a result, we may need to provide our own training programs, which increase both our costs as well as the risk of performance for clients. In particular, in successful emerging markets such as India, attrition by highly informed and mobile staff is a challenge for all companies.
THIRD PARTY SPEND MANAGEMENT AND HEALTH AND SAFETY RISK.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and support functions that are critical to the operations of our business to allow us to focus on our core business objectives. If our third parties do not have the proper safeguards and controls in place, or appropriate oversight cannot be provided, we could be exposed to increased operational, regulatory, financial or reputational risks. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
Our contractors and their subcontractors are more integrated into our operations than ever before and, as a result, also involved in a significant proportion of the safety incidents we experience. Health and safety is a prominent part of our Beyond strategy, so we take steps to engage with our supply chain and improve our safety performance. This includes producing a dedicated Global Health and Safety Report detailing our approach to managing this important topic. Our goal is to ensure those we work and interact with are unharmed by our operations. We have a multi-disciplinary safety management structure, with executive sponsorship, aimed at managing existing and emerging health and safety risks, and achieving continuous improvement. Our structure aims to empower our workers and dedicated health and safety professionals to promote best practices. However, despite investment in our safety platform, management systems and vendor due diligence program, additional efforts are necessary to ensure vendors are aware of our high health and safety expectations.
TECHNOLOGY AND INFORMATION SYSTEMS; MANAGEMENT OF DATA.
Our business is highly dependent on our ability to collect, use, store and manage organizational and client data to make business decisions and increase the efficiency and competitiveness of our operations. If any of our information and data management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, or problems with the internet, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of cyber-attack, or our inability to occupy one or more of our office buildings. As we outsource significant portions of our information technology functions to third-party providers, we bear the risk of having somewhat less direct control over the manner and quality of performance than we would if done by our own employees. An example of this is the increasing use of cloud computing, whereby we outsource to third parties the maintenance of increasing amounts of our business records, including electronically maintained documents and emails, rather than keeping them on our own servers.
We are exposed to the risk of cyber attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. During the last few years, some major corporations and other entities have reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. To the extent that our technology systems interact with those of our clients (including by way of the “internet of things”), they may face similar potential problems and losses as the result of cyber attacks through our systems that then impact their systems. Certain high-profile cyber attacks at other firms have come through the systems of suppliers.

We have experienced various types of cyber-attack incidents, which to date have been contained and have not been material to the organization as a whole. As the result of such incidents, we have continued to implement new controls, governance, technical protections and other procedures. We may incur substantial costs and suffer other negative consequences if we fall victim to other successful cyber attacks. Such negative consequences could include: remediation costs that may include liability for stolen money and other assets or information and repairing system damage that may have been caused; increased cyber-security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation; and reputational damage adversely affecting client or investor confidence.
We are increasingly recognizing both the challenges and opportunities involved in mining the data in our systems so that we "know what we know" and can use that knowledge for the benefit of our clients and our organization in the most sophisticated possible ways.
The development of new software systems used to operate one or more aspects of our business is complicated, particularly on a customized basis or in order to coordinate or consolidate financial, human resources or other types of infrastructure data reporting, client accounting, or funds processing. In addition, the effort may result in costs that we cannot recoup in the event of the failure to complete a planned software development. A new software system that has defects may cause reputational issues and client or employee dissatisfaction and/or damages, with our incurring liabilities and/or experiencing lost business as possible results. The acquisition or development of software systems is often dependent to one degree or another on the quality, ability and/or financial stability of one or more third-party vendors, over which we may not have control beyond the rights we negotiate in our contracts.
Privacy regulations vary by jurisdiction (or across a region such as the European Union) and may restrict our ability to share or collect data on a global basis, and this may limit the utility of otherwise available technology. When we transfer data between countries and continents for the purpose of managing and reporting on our global business, both internally within JLL or LaSalle systems and externally through third-party providers, we are exposed to the risk that our systems and operations may not meet all of the data privacy and protection laws of the countries from which the data originates. Furthermore, third-party providers who previously relied on the EU-U.S. Safe Harbor framework have now had to find alternative methods to meet EU standards for data transfers in the wake of the European Commission’s invalidation of Safe Harbor in late 2015. Although we try to stay abreast of data privacy laws worldwide and keep track of our data flows in order to assess where and what compliance requirements apply, the rapid development and changes in systems and technology, along with corresponding changes in laws and regulations, make this a difficult challenge. As one example, effective May 25, 2018, the European General Data Protection Regulation (GDPR) came into effect and the GDPR will replace the UK’s Data Protection Act 1998 (DPA). The GDPR has a greater territorial reach than existing laws and so will apply to many of our contracts and agreement around the world. We will be forced to update all our agreements, which may take significant time and cost.

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSE INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS AND INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.
While our client base remains highly diversified across industries and geographies, we value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and us) that can result from developing repeat business and performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (i) experiences its own financial problems, which can lead to larger individual credit risks; (ii) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (iii) decides to reduce its operations or its real estate facilities; (iv) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (v) decides to change its providers of real estate services; or (vi) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's securities business and for JLL IPT, which are both dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.
In addition, competitive conditions, particularly in connection with increasingly large clients, may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, or acting as principal rather than agent in connection with supplier relationships, liability limitations, credit terms and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
The global economic downturn provided an example of how risks to our organization increased as the result of the significant financial distress (which in some cases led to bankruptcy or insolvency) it placed on many organizations, including some that were clients of ours. Some of our largest clients include firms in the financial services industry, such as commercial banks, investment banks, and insurance companies, and firms in the auto industry, which were significantly impacted by the global economic downturn and took a number of years to recover.
Where we provide services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier. This dynamic has continued more recently with the privacy and cyber-security requirements within the financial services industry. We expect that Brexit will continue to result in changes in the dynamics of the financial industry in Europe, which will have consequences on the uses of real estate that we cannot yet foresee.
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

Acting as a principal may also mean that we pay a contractor before we have been reimbursed by the client, which exposes us to additional risks of collection from the client in the event of a dispute with the client or an intervening bankruptcy or insolvency of the client. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project for which we have paid it in part or in full. As part of our project management business, we may enter into agreements with clients that provide for a warranted or guaranteed cost for a project that we manage. In these situations, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract price and that the project is completed on time. In the event one of the other contractors on the project does not or cannot perform as a result of bankruptcy or for some other reason, we may be responsible for any cost overruns as well as the consequences for late delivery. In the event, for whatever reason we have not accurately estimated our own costs of providing services under warranted or guaranteed cost contracts, we may lose money on such contracts until such time as we can legally terminate them. Also, the application of indirect taxes, such as sales taxes, goods and services taxes, and value-added taxes may be less clear for these agreements, potentially impacting our margins.
During an economic downturn in a given country or region, we would expect to experience credit-related problems at a higher level than usual with vendors and contractors due to their increased financial instability. For example, this became a reality during the global financial crisis.
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
They may also involve complicated and high-profile transactions which involve significant amounts of money. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services. The increased potential for the fraudulent diversion of funds from a "hacking" or "phishing" attack exacerbates these risks.
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

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. Our accounting can be complex and requires that management make judgments with respect to revenue recognition and other aspects of our business. While we believe that we have adequate internal financial reporting control procedures over financial reporting in place, we may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls, and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2018. Our management concluded our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance that we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm with respect to our internal control over financial reporting.
CORPORATE CONFLICTS OF INTEREST.
All providers of professional services to clients, including our Company, must manage potential conflicts of interest. This occurs principally where the primary duty of loyalty we owe to one client may potentially be weakened or compromised by a relationship we also maintain with another client or third party. Corporate conflicts of interest arise in the context of the services we provide as a company to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics. Our failure or inability to identify, disclose and resolve potential conflicts of interest in a significant situation could have a material adverse effect.
An example of a potential conflict of interest situation is that in the ordinary course of its business, LaSalle hires property managers for the investment properties it holds on behalf of clients. In that case, LaSalle may hire JLL to provide such services, or it may hire a firm that is a competitor of JLL. In the event it retains JLL, it may appear to have a conflict of interest with respect to the selection. As a fiduciary with respect to its client funds, LaSalle resolves such potential conflicts by acting independently of JLL and following certain internal procedures designed to select the service provider that can best represent the interests of the investment management client or fund.
Another example is that in certain countries, based upon applicable regulations and local market dynamics, we have established alliances or other arrangements with insurance brokers through which insurance coverage is offered to clients, tenants in buildings we manage, and vendors to those buildings. Although we fully disclose our arrangements and do not require anyone to use the insurance services, JLL has a financial interest in the placement of insurance with such third parties, and therefore we may be deemed to have certain conflicts of interest.
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
Our efforts to evaluate clients, vendors and government entities before doing business with them to avoid conducting business with a prohibited party, or within a prohibited country, and to avoid attempts to launder money, make bribery payments or otherwise to exploit their relationship with us may not be successful in all situations since compliance for a business such as ours is very complex and also since we take a risk-based approach to the procedures we have employed. The ability to conduct due diligence is inherently diminished in less-developed countries with lower levels of transparency and fewer public records.
In addition, it is not always possible to accurately determine the ultimate owners or control persons within our clients' organizations or other entities with which we do business, particularly if they are actively attempting to hide such information from regulatory authorities. We may therefore unknowingly be doing business with entities that are otherwise involved in illegal activities that do not involve us or that are ultimately controlled by persons with whom engaging in business has been prohibited by applicable regulatory authorities.
DIFFICULTIES AND COSTS OF STAFFING AND MANAGING INTERNATIONAL OPERATIONS.
The coordination and management of international operations pose additional costs and difficulties. We must manage operations that are in many time zones and that involve people with language and cultural differences. Our success depends on finding and retaining people who will deal with these challenges effectively, who will represent us with the highest levels of integrity, and who will communicate and cooperate well with colleagues and clients across multiple geographies. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our growth may not be sustainable, and our business and operating results could suffer. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade.
Among the challenges we face in retaining our people is maintaining a compensation system that rewards them consistent with local market practices and with our profitability. This can be especially difficult where competitors may be aggressively attempting to hire our best people at rates of compensation that are well above the current market level. Another continuing challenge we have is to maintain compensation systems that align financial incentives with our strategic goals as an organization and the business and ethics behaviors we want to drive among our people, while at the same time not creating incentives to engage in overly risky business pursuits or behaviors. How we manage compensation, our biggest expense, can significantly affect our financial results.
We have committed resources to effectively coordinate our business activities around the world to meet our clients' needs, whether they are local, regional, or global. We also consistently attempt to enhance the establishment, organization and communication of corporate policies, particularly where we determine that the nature of our business poses the greatest risk of noncompliance. The failure of our people to carry out their responsibilities in accordance with our client contracts, our corporate and operating policies, our standard operating procedures, or their negligence in doing so, could result in liability to clients or other third parties, which could have a material adverse effect. This is true, not only with respect to individuals we employ directly, but also with individuals who work for third-party vendors whom we manage on behalf of clients, especially where we are acting in a principal capacity.

We believe these risks may be higher for our company than for others given that the nature of our business requires our people to be spread across numerous corporate offices and client facilities globally, which makes communications and consistency of standards more challenging. In addition, the nature of our global outsourcing business means that we regularly must on-board significant numbers of new staff at one time as part of the transition into our company of new global accounts, which again makes communications of our policies and driving performance consistency particularly challenging.
Employees we hire may be subject to restrictions under employment agreements with previous employers that can restrict their activities, and therefore their contributions, for a period of time after they join us. For example, they may be prohibited from soliciting business from certain clients, or from soliciting other individuals to join us as employees.
In the event that we would have to restructure an organization when faced with a downturn in economic conditions or activity, we would need to take into account the employment laws of the countries in which such actions would be contemplated. In some cases, a restructure could result in significant costs, time delays in implementing headcount adjustments and, potentially, litigation regarding allegedly improper employment practices.
Labor costs are rising in emerging economies and are expected to increase further. Corporate payrolls are projected to increase as greater competition for labor and social pressure to raise salaries in line with productivity growth cause even greater wage inflation. It is becoming increasingly challenging to predict regional and national labor policies, and regulations are becoming increasingly hard to predict. The potential indirect implications of these changes are difficult to assess. For example, rising employment costs for clients could bring about an increase in outsourcing that could benefit our business.
Similarly, changes in immigration regulations are becoming increasingly hard to predict, and also as the result of the Brexit vote in the United Kingdom. This may impact our ability, not only to run day-to-day operations with key resources traveling to and from the United States and the United Kingdom, but also in the longer term, our ability to attract and retain some of our key talent working in or in connection with either of those countries.
EMPLOYEE, VENDOR AND THIRD-PARTY MISCONDUCT.
Like any business, we run the risk that employee fraud or other misconduct could occur. In a company such as ours with approximately 90,000 employees, it is not possible to successfully deter all employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee misconduct, including fraud and involvement in incoming or outgoing bribery situations, can cause significant financial or reputational harm to any business, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts.
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
Anecdotally, the risk that we will be the victim of fraud, both from employees and third parties, is generally thought to increase during times of broad economic stress. An example of a third-party fraud would be attempts to draw on bank accounts by way of forged checks or by corporate identity theft, increasingly including cyber attacks by way of "hacking" or "phishing" methods. We have increasingly experienced both types of attempts in recent years and have realized losses from some of them, although none has caused us material financial loss.
SCRUTINY OF EXECUTIVE COMPENSATION PROGRAMS; AND INFLUENCE OF SHAREHOLDER ADVOCACY GROUPS.
In recent years, there has been increasing scrutiny of the executive compensation practices of all public companies in the United States. Shareholders have been given increasing rights to vote on the acceptability of pay practices and the issuance of equity compensation. Independent shareholder advocacy groups have also had increasing influence on the decisions of institutional investors on how to vote on executive compensation matters. In connection with our 2017 Annual Meeting, we received public criticism of our executive pay levels and compensation policies from one of our larger shareholders. Since we have always greatly valued the input and feedback of our shareholders, especially as it relates to corporate governance, we revisited our executive compensation program based in part on feedback we have received from our shareholders. Changes to our pay practices or our ability to issue equity compensation to executives or otherwise to deduct executive compensation may make it difficult to retain our executives or we could experience additional tax costs with respect to our compensation programs.
Strategic Risk Factors
Strategic risk relates to JLL’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activities; intellectual property; and other risks, including the demand for our services, competitive threats, technology and innovation, and public policy.
DISRUPTIVE TECHNOLOGIES, INNOVATION AND COMPETITION.
Mobile technologies and online collaboration tools are transforming how business gets done. Information technology has entered a “big data” era. Process power and data storage are becoming almost free; networks and the cloud provide global access and a wide range of services; social media is pervasive in the global society, and work and cybersecurity is increasingly important as "hacking" and "phishing" become more sophisticated. The evolution of digital and information technology presents significant challenges for businesses and societies, which must find ways to capture the benefits of new technologies while dealing with the new threats that those technologies present. Within the Real Estate Services industry, managing big data is a critical competitive differentiator and we risk being surpassed if our peers leverage big data more effectively.
The dynamic nature of the internet and social media, which have substantially increased the availability and transparency of information, could devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our brokerage business in the event that principals of transactions prefer to transact directly with each other. In this regard, we face potential disintermediation challenges from firms whose primary business is to aggregate and disseminate for compensation the listing information they obtain from companies like ours that represent commercial landlords offering space to let. We may also need to become increasingly productive and efficient in the way we deliver services or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology, data gathering and data mining. The ability to protect our intellectual property electronically becomes more challenging as more information becomes publicly available. Associated with this is the potential decline in demand for commercial real estate as flexible working practices increasingly become the norm.
ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, business methods and technology innovations and platforms that we may create or acquire. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. In particular, we hold various trademarks and trade names, including our principal trade names, "JLL" and "LaSalle." If either of our registered trade names were to expire or terminate, our competitive position in certain markets could be materially and adversely affected. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.
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

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, tablets and smartphones, which makes inadvertent disclosure more of a risk in the event the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for a third party with access to our systems, or a third party who gains unauthorized access by "hacking," "phishing," or other type of cyber-attack, to steal information and use it to the disadvantage of our company, our clients, or our people. We believe that the risk from cyber attacks has increased significantly as major firms and other entities during the past few years reported that they had experienced broad-based theft of customer and internal data, with material financial and reputational consequences. We have experienced various types of cyber-attack incidents, which to-date have been contained and have not been material to the organization as a whole. As a result, we have continued to implement new governance, technical protections and other procedures.
Advances in technology, which permit increasingly large amounts of information to be stored on smaller devices or on third-party "cloud" servers, as well as the proliferation of social media techniques, tend to exacerbate these risks. On the other hand, cloud capabilities also allow us to conduct more monitoring of our email and other knowledge storing mechanisms to pro-actively detect misuse of our intellectual property. We have and continue to enhance certain additional monitoring systems, as well as various data analytics designed to detect potential conflicts of interests and other inappropriate behaviors. While we believe these activities are beneficial from the perspective of protecting our assets, including clients' intellectual property to which we may have access, they carry certain risks related to compliance with privacy and other applicable regulations in certain countries.
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS.
The success of our business is significantly related to general economic conditions, and our business and financial conditions correlate strongly to local and national economic and political conditions or, at least, to the perceptions and confidence of investors and users as to the relevant economic outlook. For example, corporations may be hesitant to expand space or enter into long-term commitments if they are concerned about the general economic or political environment. Corporations that are under individual financial pressure for any reason, or are attempting to more aggressively manage their expenses, may (i) reduce the size of their workforces, (ii) reduce spending on capital expenditures, including with respect to their offices, (iii) permit more of their staff to work from home offices and/or (iv) seek corresponding reductions in office space and related management services.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. From 2011 through the first part of 2016, core real estate markets in the major urban centers of most countries were supported by the low interest rates promoted by central banks. While interest rates in certain countries have rebounded to an extent through the end of 2018, the interest rate environment across the globe is quite low in a historical context. These dynamics have been favorable to our LaSalle business, particularly as they have helped us raise new capital to invest and sell properties into strong markets, which benefits our clients and generates incentive fees and equity earnings. However, many of our markets have been affected generally by various geo-political and economic uncertainties, among them: the vote in June 2016 by the United Kingdom to leave the European Union; trade tensions; instability in the Middle East that has exacerbated the randomness in other parts of the world (such as France and Germany) of terrorism and caused pressures from an immigration perspective (such as in the European Union countries); continued significant volatility in oil and commodity prices; the developing effects of climate change and severe weather; the continued uncertainty on the direction of global tax policy; and the continuing uncertainty about the direction of the political environment in many countries.
Although we have been able to continue to grow our business largely by gaining market share and as the result of targeted acquisitions, it is inherently difficult for us to predict how these types of significant global forces will affect our business in the future and whether we will continue to be able to generate revenue growth to the same extent as we have in the past.
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
A general decline in acquisition and disposition activity for commercial real estate can lead to a reduction in the fees and commissions we receive for arranging such transactions, as well as in fees and commissions we earn for arranging financing for acquirers. This can affect both our Capital Markets business and LaSalle business, although not necessarily always negatively. For example, major credit contractions, such as those that took place during the 2008 global financial crisis, negatively impact real estate pricing and transaction volumes, which reduced our Capital Markets transaction fees. Higher interest rates, which increase the cost of debt financing to clients, will also negatively impact transaction volumes. However, a continued bias by investors toward conservatism means their appetite for core investment products, a LaSalle strength, remains noticeably higher than for opportunistic or speculative products.

•	Decline in Real Estate Values and Performance, Leasing Activity and Rental Rates
A general decline in the value and performance of real estate and in rental rates can lead to a reduction in both (i) investment management fees, a significant portion of which are generally based on the performance of investments and net asset values, and (ii) the value of the co-investments we make with our investment management clients. In addition, such declines can lead to a reduction in fees and commissions that are based on the value of, or revenue produced by, the properties to which we provide services. This may include fees and commissions (i) for property management and valuations, (ii) generated by our Capital Markets service line and other businesses for arranging acquisitions, dispositions and financings, and (iii) for arranging leasing transactions. Such declines can also lead to an unwillingness or inability of clients to make new (or honor existing) capital commitments to funds sponsored by our investment management business, which can result in a decline of both investment management fees and incentive fees, and can also restrict our ability to deploy capital for new investments in current funds or establish new funds.
Historically for organizations in our industry, a significant decline in real estate values in a given market has also generally tended to result in increased litigation and claims regarding advisory and valuation work performed prior to the decline, as well as pressure from investment management clients regarding performance.

•	Decline in Value of Real Estate Securities
A general decline in the value of real estate securities (for example, REITs) will have a negative effect on the value of the portfolios that our LaSalle business manages, on any securities held in accounts that LaSalle manages, and therefore the fees we earn on assets under management. In addition, a general decline in the value of real estate securities could negatively impact the amount of money that investors are willing to allocate to real estate securities and the pace of engaging new investor clients.

•	Cyclicality in the Real Estate Markets; Lag in Recovery Relative to Broader Markets
Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price, which in recent years has continued to be highly sensitive to market perception of both the global economy and our industry. This volatility was evident during the significant stock market decline at the beginning of 2016, when JLL’s stock declined significantly even though our underlying business realized record-setting performance in 2015. Real estate markets are also thought to "lag" the broader economy. As such, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in real estate markets. This may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

•	Effect of Changes in Non-Real Estate Markets
Changes in non-real estate markets can also affect our business in different ways for different types of investors. For example, relative strength in the equity markets can lead certain investors to lower the level of capital allocated to real estate, which in turn can mean that our ability to generate fees from the operation of our investment management business will be negatively impacted. Strength in the equity markets can also negatively impact the perception of relative performance of real estate as an asset class, which in turn means that the incentive fees relating to the performance of our investment funds may be negatively impacted. Offsetting these factors, a low interest rate environment, as we have experienced in recent years, can make yields from real estate more attractive compared to bonds, which has supported REIT stocks.

POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.
We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years certain Middle Eastern, Asian, European and South American countries have experienced serious political and economic instability that will likely continue to arise from time to time in countries in which we have operations. Throughout 2018, the results of the Brexit vote and aftermath in the United Kingdom created uncertainties about its political and economic future direction. It is difficult for us to predict where or when a significant change in the political leadership or regime within a given country may occur, or the implications of such a change on our operations given that legislative, regulatory, tax and business environments can change quickly and dramatically. For example, continuing political activities in Russia, Turkey, Brazil, and separately in various Middle Eastern countries, have significantly disrupted business activity in those countries. Also, in recent years there have been significant political changes in a number of countries, including, India, Brazil and the United States as examples, resulting in changes to financial, tax, healthcare, governance, immigration and other laws that may directly affect our business and continue to evolve.
Our ability to operate in the ordinary course of business and our willingness to commit new resources or investments may be affected or disrupted in one way or another, such as reductions in revenue, increases in taxes (due to more aggressive taxation policies), increases in other expenses (such as with respect to employee healthcare), restrictions on repatriating funds, difficulties in collecting receivables from clients, difficulties in recruiting staff, increased corruption, or other material adverse effects.
In the event that governments engage in protectionist policies which favor local firms over foreign firms or which restrict cross-border capital flows, our ability to utilize and benefit from our global platform and integrated business model could be adversely affected. The global financial crisis in Russia, Greece and Venezuela significantly added to the deficit spending of certain governments in countries where we do business, and also called into question the creditworthiness of some countries. While the U.S. Federal Reserve loosened its monetary policies through low interest rates and quantitative easing programs for a number of years, some European governments instituted austerity programs in an effort to contract spending and avoid defaults on sovereign debt, some of which resulted in social unrest. The social unrest resulting from the implementation of the austerity programs has diminished, and some European countries seem to have emerged successfully as they have also more recently loosened their own monetary policies. There has been some speculation that one or more European countries may stop using the euro as their currency or that additional countries may exit the European Union in the wake of the Brexit vote. The United States and the European Union have instituted various sanctions against Russia as a result of that country's actions with respect to Ukraine and Crimea. It is inherently difficult to predict what the consequences to our business may be from these situations as they develop further.
In addition, terrorist activities have escalated in recent years, have become increasingly unpredictable, and at times have affected cities in which we operate. There have been serious situations in cities where we have operations including: Paris, Barcelona, Berlin, Brussels, Nice, Istanbul, Orlando, Las Vegas and Stockholm. To the extent that similar terrorist activities continue to occur, they may adversely affect our business because they tend to target the same type of high-profile urban areas in which we do business.
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
The increasing globalization of our multinational clients creates pressure to further expand our own geographical reach into less developed countries, including for example within Africa, which tends to exacerbate the above risks. As we continue to provide services in countries that have relatively higher security risks and lower levels of transparency, our exposure to the risks inherent in doing business in less developed markets increases.

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.
We provide a broad range of commercial real estate and investment management services. There is significant competition on international, regional and local levels with respect to many of these services and in commercial real estate services generally. Depending on the service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, co-locating providers, temporary space providers and firms providing outsourcing of various types (including technology and building products), any of which may be a global, regional or local firm, and from firms that self-provide their real estate services with in-house capabilities.
Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients products (such as HVAC systems or food services) that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
New competitors, or alliances among competitors that increase their ability to service clients, could emerge and gain market share, develop a lower cost structure, adopt more aggressive pricing policies, aggressively recruit our people at above-market compensation, develop a descriptive technology that captures market share, or provide services that gain greater market acceptance than the services we offer. Some of these may come from non-traditional sources, such as information aggregators or digital technology firms. To respond to increased competition and pricing pressure, we may have to lower our prices, loosen contractual terms (such as liability limitations), develop our own innovative approaches to mining data and using information, develop our own disruptive technologies, or increase compensation, which may have an adverse effect on our revenue and profit margins. We may also need to become increasingly productive and efficient in the way we deliver services, or with respect to the cost structure supporting our businesses, which may in turn require more innovative uses of technology as well as data gathering and data mining.
Our industry has continued to consolidate, as evidenced by alliances in recent history that have resulted in the Newmark Knight Frank business and the merger first between DTZ and Cassidy Turley and then between DTZ and Cushman & Wakefield. In December 2017, Newmark Group, Inc., a subsidiary of BGC Partners, Inc. (“BGC”) which acquired Newmark Grubb Knight Frank, announced the closing of its initial public offering dropping the name Grubb in preparation for the public offering. Cushman & Wakefield ("CWK") announced the closing of its initial public offering and began trading in the third quarter of 2018. There is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. In light of the continuing need to provide clients with more comprehensive services on a more productive and cost-efficient basis, we expect acquisition opportunities to continue to emerge. We are considering, and will continue to consider, acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth. However, there is no assurance that we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly as we weigh acquisition opportunities against other potential uses of capital for technology and other investments in systems and human resources, as well as returning capital to shareholders.
Various factors may in some cases lead to a willingness on the part of a competitor to engage in aggressive pricing, advertising or hiring practices in order to maintain market share or client relationships. To the extent this occurs, it increases the competitive risks and the fee and compensation pressures we face, although ramifications will differ from one competitor to another given their different positions within the marketplace and their different financial situations.

We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days' notice, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Weaknesses in the markets in which they themselves compete may lead to additional pricing pressure from clients as they themselves came under financial pressure. While conditions across the globe were strong during 2018, they could decline in the wake of continuing political and economic uncertainties within the European Union, the United States, China, India, Russia, or the Middle East, including as a result of volatility in oil and commodity prices, changes in trade policies, and other political and commercial factors over which we have no control.
THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.
Within our Real Estate Services business, our revenue and profits have historically grown progressively by quarter throughout the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by fiscal year-end and the fact that certain of our expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses, each of which can be particularly unpredictable.
The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to budget, and to adjust to changes in expectations. In addition, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies occur, may have a more pronounced impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations, or we are confronted with negative conditions that inordinately impact the fourth quarter of a calendar year, we could experience a material adverse effect on our financial performance.
Growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services has lessened, to an extent, the seasonality in our revenue and profits during the past few years. However, we believe that some level of seasonality will always be inherent to our industry and outside of our control, as was the case in 2018. We are unable to predict whether the dynamic nature of the markets in which we operate, or any change in their economic or political structures, will have a material effect on the historical seasonality of our business in 2019 and beyond.
RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.
Historically, a significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part on the continued availability of suitable acquisitions at favorable prices and with advantageous terms and conditions, which may not be available to us. Over the last ten years, we completed nearly 90 acquisitions as part of our global growth strategy, with 48 acquisitions completed in 2015 and 2016. In 2017 and 2018, we intentionally reduced the pace of acquisitions to focus on the continued integration of companies we previously acquired.
Acquisitions subject us to a number of significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company. The challenges involved in integration and realizing the benefits of an acquisition include:

•	Diversion of management attention and financial resources from existing operations

•
Difficulties in integrating cultures, compensation structures, operations, existing contracts, accounting processes and methodologies, technology, and in realizing the anticipated synergies of the combined businesses

•	Failure to identify potential liabilities during the due diligence process

•	Failure to identify improper accounting practices during the due diligence process

•	Inability to retain the management, key personnel and other employees of the acquired business

•	Inability to retain clients of the acquired business

•
Exposure to legal, environmental, employment, professional standards, bribery, money-laundering, ethics, antitrust and other types of claims for improper activities of the acquired business prior to acquisition, including those that may not have been adequately identified during the pre-acquisition due diligence investigation or those which the legal documentation associated with the transaction did not successfully terminate or transfer

•	Addition of business lines in which we have not previously engaged or geographical locations where we have not previously conducted business

•	Potential impairment of intangible assets, which could adversely affect our reported results
Our failure to meet the challenges involved in successfully integrating our operations with those of another company or otherwise to realize any of the anticipated benefits of an acquisition could have a material adverse effect. Liabilities that we may either knowingly or inadvertently assume may not be fully insured. In addition, the price we pay or other resources that we devote to an acquisition may exceed the value we realize, or the value we could have realized if we had reallocated the consideration payable for the acquisition or other resources to another opportunity.
To a much lesser degree, we have occasionally entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners, given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Given a particular structure, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interest,s it could harm our brand, business, results of operations and financial condition.
CO-INVESTMENT, INVESTMENT AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2018, we have potential unfunded commitment obligations of $240.6 million to fund future co-investments. To remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate as part of their strategy. Investing in any of these types of situations exposes us to a number of risks.
Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all of the capital we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets declined as the result of the significant tightening of credit markets and the effects of recessionary economies and significant unemployment. We had no notable impairment activity during the years ended December 31, 2018, 2017 and 2016. In contrast, as real estate investments benefited from favorable interest rate environments globally, and with continuing recovery in many of our markets, we recognized equity earnings from our co-investments of $32.8 million, $44.4 million and $33.8 million for the years ended December 31, 2018, 2017, and 2016, respectively

•
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash upon the disposition of investments, the timing of which is geared toward the benefit of our clients

•
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible that this limited exposure may be expanded in the future based on, among other things, changes in applicable laws. To the extent this occurs, our liability could exceed the amount we have invested

•
We make co-investments in real estate in many countries, and this presents risks as described above. This may include changes to tax treaties, tax policy, foreign investment policy, or other local political or legislative changes that may adversely affect the performance of our co-investments. Countries’ efforts to lessen legal tax avoidance through changes in their domestic tax laws and treaties and to reform their tax laws to broaden the bases of income which are subject to taxation have increased in recent years and may continue at a rapid pace, which could produce adverse effects

•
We generally make co-investments in the local currency of the country in which the investment asset exists. We will therefore be subject to the risks described below under "Currency Restrictions and Exchange Rate Fluctuations"

In certain situations, although they have been relatively limited historically, we raise funds from outside investors where we are the sponsor of real estate investments, developments, or projects. To the extent we return less than the investors' original investments because the investments, developments, or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors are able to invest may increase this risk.
INFRASTRUCTURE DISRUPTIONS.
Our ability to conduct a global business may be adversely impacted by disruptions to the infrastructure that supports our businesses and the communities in which they are located. This may include disruptions involving electrical, communications, information technology, transportation, or other services used by JLL or third parties with which we conduct business. It may also include disruptions as a result of political instability, general labor strikes or turmoil, cyber attacks, terrorist attacks, and also as a result of natural disasters such as hurricanes, earthquakes, and floods, whether as a result of climate change or otherwise. The infrastructure disruptions we experience as a result of such disasters also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients.
These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires or targeted terrorist attacks), or as a result of events with a broader impact on the cities where those buildings are located (including, potentially, the longer-term effects of global climate change). Nearly all of our employees in our primary locations, including Chicago, Washington, D.C., New York, London, Singapore, Frankfurt and Sydney, work in close proximity to each other in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.
The infrastructure disruptions we describe above may also disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients. The buildings we manage for clients, which include some of the world's largest office properties and retail centers, are used by many people daily. As a result, fires, earthquakes, floods, other natural disasters and terrorist attacks can result in significant loss of life. To the extent we are held to have been negligent in connection with our management of affected properties, we could incur significant financial liabilities and reputational harm.
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
There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Since our employees are increasingly mobile and less reliant on physical presence in a JLL or LaSalle office, our disaster recovery plans increasingly rely on the availability of the internet (including cloud-based technology) and mobile phone technology, so the disruption of those systems, such as because of a cyber attack, would likely affect our ability to recover promptly from a crisis.
In addition, our ability to foresee or mitigate the potential consequences to managed properties, and real estate generally, from the effects of climate change, may be limited. We have significant operations and client relationships in cities with coastal exposure, such as New York and Miami.

Legal and Compliance Risk Factors
Legal and compliance risk relates to risks arising from the government and regulatory environment and action, and legal proceedings and compliance with integrity policies and procedures. Government and regulatory risk includes the risk that government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.
BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges. For example, in the United Kingdom, the Financial Conduct Authority ("FCA") regulates the conduct of investment businesses, often by implementing regulation imposed on it by the European Union, and the Royal Institute of Chartered Surveyors ("RICS") regulates the profession of Chartered Surveyors, which is the professional qualification required for certain services we provide in the United Kingdom, in each case through upholding standards of competence and conduct. As another example, activities associated with raising capital, offering investment funds and completing investment sales are regulated in the United States by the SEC and in other countries by similar securities regulatory authorities.
As a publicly traded company, we are subject to various corporate governance and other requirements established by statute, pursuant to SEC regulations and under the rules of the New York Stock Exchange. The Sarbanes-Oxley and Dodd-Frank legislative initiatives in the United States have added significant requirements to various aspects of our governance. In addition, changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country. For example, anonymous hotlines required under U.S. law were construed to conflict in part with French privacy laws. Avoiding regulatory pitfalls as a result of conflicting laws will continue to be a key focus as non-U.S. statutory law and court decisions create more ambiguity. The jurisdictional reach of laws may be unclear as well, as when laws in one country purport to regulate the behavior of affiliated corporations within our group that are operating in other countries. There is some uncertainty, for example, in the jurisdictional reach of the U.K. Bribery Act, and the standards for illegal activity in that Act are in some ways higher than those established under the U.S. Foreign Corrupt Practices Act.
Identifying the regulations with which we must comply and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. The global economic crisis resulted in an unusual level of related government and legislative activities, including for example the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we expect will continue into the future, exacerbating these risks. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect many of our businesses.
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
U.S. laws and regulations govern the provision of products and services to, and of other trade-related activities involving, certain targeted countries and parties. These measures include U.S. economic sanctions targeting Iran to which we are subject. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries that are subject to embargoes and sanctions, or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" ("SDN List") maintained by OFAC.
Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which, in turn, could negatively affect our business.

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
While we maintain commercial insurance in an amount we believe is appropriate, we also maintain a significant level of self-insurance for liabilities we may incur. Although we place our commercial insurance only with highly-rated firms, the value of otherwise valid claims we hold under insurance policies may become uncollectible due to the insolvency of the applicable insurance company.
In addition, the claims we have can be complex, and insurance companies can prove difficult or bureaucratic in resolving them, which may result in payments to us being delayed or reduced, or that we must litigate to enforce an insurance policy claim.
Any disputes we have with third parties, or any government regulatory matters, generally must be adjudicated within the jurisdiction in which the dispute arose. Therefore, our ability to resolve such disputes successfully depends on the local laws that apply and the operation of the local judicial system. The timeliness, quality, transparency, integrity and sophistication of judicial systems vary widely from one jurisdiction to another. Our geographic diversity therefore may expose us to disputes in certain jurisdictions that could be challenging to resolve efficiently and/or effectively, particularly as there appears to be an increasing tendency toward litigation in emerging markets, where the rule of law is less reliable, legal systems are less mature and transparent, and the potential for judicial corruption remains a practical reality. It may also be more difficult to collect receivables from clients who do not pay their bills in certain jurisdictions, since resorting to the judicial system in certain countries may not be an effective alternative, given the delays and costs involved.
LICENSING AND REGULATORY REQUIREMENTS.
The brokerage of real estate sales and leasing transactions; multifamily real estate lending; servicing and asset management; property management; construction; mobile engineering; conducting valuations; trading in securities for clients; and the operation of the investment advisory business, among other business lines, may require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. We believe that licensing requirements, including protectionist policies which favor local firms over foreign firms, have generally been increasing in recent years. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines or return commissions or investment capital from investors. We may also have a given license suspended or revoked, meaning that we would need to suspend or cease business activities for which the license was required. Our acquisition activity increases these risks, because we must successfully transfer licenses of acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions and the number of countries in which we operate or invest have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance, have increased. To the extent we continue to expand our service offerings further into more heavily regulated sectors, such as healthcare, environmental, pharmaceutical, scientific and medical laboratories, airports, and industrial, the regulatory framework within which we operate may get more complicated and the consequences of noncompliance more serious.
With respect to our status as an approved lender for Fannie Mae, Freddie Mac and as a HUD-approved originator and issuer of Ginnie Mae securities (collectively the “Agencies”), we are required to comply with various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements. In addition, we are required to originate and service loans in accordance with the applicable program requirements and guidelines established from time to time by the Agencies. Failure to comply with any of these program requirements may result in the termination or withdrawal of our approval to sell loans to the Agencies and service their loans.

To fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2018, we had $1,250.0 million of committed loan funding available through three commercial banks. Consistent with industry practice, our existing warehouse facilities are short-term, requiring annual renewal. Although we believe that our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.
The regulatory environment facing the investment management industry has also grown significantly more complex in recent years. Countries are expanding the criteria requiring registration of investment advisors and funds, whether based in their country or not, and expanding the rules applicable to those that are registered, all in an effort to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory businesses and can conflict with those of their home countries. Although we believe we have good processes, policies and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility that violations may occur.
These risks also apply separately to the real estate investment trust we launched during 2012 that is managed by LaSalle. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company, albeit not one separately listed on a stock exchange.
Laws and regulations applicable to our business, both in the United States and in other countries, may change in ways that materially increase the costs of compliance. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained, or renewed. It also may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.
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
POTENTIALLY ADVERSE TAX CONSEQUENCES; CHANGES IN TAX LEGISLATION, REGULATION AND TAX RATES.
We face a variety of risks of increased future taxation on our earnings as a corporate taxpayer in the countries in which we have operations. Moving funds between countries can produce adverse tax consequences in the countries from which and to which funds are transferred, as well as in other countries, such as the United States, in which we are potentially subject to the taxation of earnings of other countries' operations. In addition, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. In December 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act includes a decrease in the U.S. federal corporate tax rate, new limitations on business-related deductions and two new taxes which may cause foreign earnings to be taxable in the U.S. The Act changes were generally effective for taxable years beginning after December 31, 2017. During 2018, the U.S. Treasury Department and the Internal Revenue Service issued significant guidance interpreting the Act, and additional guidance will be forthcoming in 2019 and future years. These changes could result in significant charges and payments in future taxable years and increase our future U.S. tax expense.

The implementation of new practices and processes designed to comply with, and benefit from, the Act and its rules and regulations could require us to make substantial changes to our business practices and allocate additional compliance resources. These responses may increase our costs, which could negatively affect our business, results of operations and financial condition.
In addition, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development, the European Union Anti-Tax Avoidance Directives, and legislation inspired or required by those initiatives. It is also possible that some governments will make significant changes to their tax policies as part of their responses to budgetary positions.
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
NONCOMPLIANCE WITH POLICIES; COMMUNICATIONS AND ENFORCEMENT OF OUR POLICIES AND OUR CODE OF BUSINESS ETHICS.
The geographic and cultural diversity in our organization makes it more challenging to communicate the importance of adherence to our global corporate policies, our Code of Business Ethics and our Vendor Code of Conduct, and to monitor and enforce compliance with their provisions on a worldwide basis, which includes local compliance with United States, United Kingdom and other laws and regulations that apply globally in certain circumstances. These include the U.S. Foreign Corrupt Practices Act, the Patriot Act and the Sarbanes-Oxley Act of 2002 in the United States, the Bribery Act in the United Kingdom, the General Data Protection Regulation in the European Union, and the Anti-Corruption Law in Brazil.
Breaches of our Code of Business Ethics, particularly by our executive management, could have a material adverse effect. Breaches of our Vendor Code of Conduct by vendors whom we retain in our role as a principal for client engagements can also lead to significant losses to clients and our Company from financial liabilities that might result. Breaches of our corporate policies could lead to risk of improper conduct and an increase in chances of certain legal and compliance violations that could lead to monetary losses.
ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.
Our operations are affected by federal, state and/or local environmental laws in the countries in which we maintain office space for our own operations and where we manage properties for clients. We may face liability with respect to environmental issues occurring at properties that we manage or occupy, or in which we invest. Various laws and regulations restrict the levels of certain substances that may be discharged into the environment by properties, or they may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past. In addition, we may face liability if such laws are applied to expand our limited liability with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising energy costs which make it more expensive to power our corporate offices.

Given that our own operations are generally conducted within leased office building space, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop, as there are higher levels of understanding and commitments by different governments around the world regarding the risks of climate change and how they should be mitigated. Regulations relating to climate change may affect the scope of services we provide to clients in their managed properties, but clients would typically bear any additional costs of doing so under their contracts with us. In any event, we anticipate that the burden and cost of climate change disclosure and carbon reporting will increase over time.
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
We also anticipate that the potential effects of climate change will increasingly impact our own operations and those of client properties we manage, especially when they are located in coastal cities. For example, in 2018, the impact of natural disasters was significant with a series of devastating wildfires in the U.S. as well as floods in several geographies around the globe.
We anticipate that the potential effects of climate change will increasingly impact the decisions and analysis that LaSalle makes with respect to the properties it considers for acquisition on behalf of clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work that JLL does for clients to the extent it is relevant to the decisions our clients are seeking to make.
Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Those regulations are likely to become more rigorous over time. Firms also may face several layers of national and regional regulations. In Europe, the EU’s Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees can risk jail sentences as well as fines in connection with pollution incidents. In April 2014, China passed the biggest changes to its environmental protection laws in 25 years, outlining plans to punish polluters more severely as leaders work to limit contaminated water, air and soil linked to economic growth and public health.
Declining air quality in major cities, Beijing being an example, may have consequences for our business in various ways, including the need to respond to new regulations that affect the management of buildings, declines in the desire of investors or corporates to invest in or occupy properties in such cities, and our ability to retain staff in locations that may be relatively undesirable as places to live.

THE CHARTER AND THE BYLAWS OF JONES LANG LASALLE, OR THE MARYLAND GENERAL CORPORATION LAW, COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.
Our charter and bylaws include provisions that may discourage, delay, defer or prevent a takeover attempt that may be in the best interest of our shareholders and may adversely affect the market price of our common stock.
The charter and bylaws provide for:

•
The ability of the Board to establish one or more classes and series of capital stock including the ability to issue up to 10,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such capital stock without any further shareholder approval

•	A requirement that any shareholder action taken without a meeting be pursuant to unanimous written consent

•	Certain advance notice procedures for our shareholders nominating candidates for election to our Board
Under the Maryland General Corporation Law (the "MGCL"), certain "Business Combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation's shares, or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Shareholder") or an affiliate of the Interested Shareholder, are prohibited for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. Thereafter, any such Business Combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding voting shares of the corporation and (ii) 66 2/3% of the votes entitled to be cast by holders of outstanding voting shares of the corporation other than shares held by the Interested Shareholder with whom the Business Combination is to be effected, unless, among other things, the corporation's shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. Pursuant to the MGCL, these provisions also do not apply to Business Combinations approved or exempted by the board of directors of the corporation prior to the time that the Interested Shareholder becomes an Interested Shareholder.
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
INDEBTEDNESS WITH FIXED OR VARIABLE INTEREST RATES AND CERTAIN COVENANTS WITH WHICH WE MUST COMPLY.
As of December 31, 2018, we had the ability to borrow, from a syndicate of lenders, up to $2.75 billion on an unsecured revolving credit facility that matures in 2023. Borrowings under our Facility bear variable interest rates ranging from LIBOR plus 0.875% to 1.35%. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. Our average outstanding borrowings under the Facility were $364.1 million during the year ended December 31, 2018 at an effective interest rate of 2.9%. In addition to the Facility, we also have $275.0 million of unsecured long-term senior notes (the "Notes") that are due in 2022. The Notes bear an annual interest rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded).
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
Our outstanding borrowings under the Facility fluctuate during the year primarily due to varying working capital requirements and acquisition activities. For example, payment of annual incentive compensation represents a significant cash requirement commanding increased borrowings in the first half of the year, while historically our seasonal earnings pattern provides more cash flow in the second half of the year. To the extent we continue our acquisition activities in the future, the level of our indebtedness could increase materially if we use the Facility to fund such purchases.
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
DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.
We are currently assigned corporate credit ratings from Moody's and S&P based on their evaluation of our creditworthiness. As of the date of this filing, our debt ratings remain investment grade, but there can be no assurance that we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest on our Notes. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
VOLATILITY IN LASALLE INVESTMENT MANAGEMENT INCENTIVE FEE REVENUE.
LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity gains (losses) that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable and relates to market and other dynamics in effect at the time. For example, underlying market conditions, particular decisions regarding the acquisition and disposition of fund assets, and the specifics of client mandates will determine the timing and size of incentive fees or equity earnings or losses from one fund or investment to another.
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
VOLATILITY IN CAPITAL MARKETS FEES.
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

LASALLE'S BANKING AND CLIENT RELATIONSHIPS.
Although not highly leveraged by general industry standards, the investment funds that LaSalle operates in the ordinary course of business borrow money from a variety of institutional lenders. The loans typically are secured by liens on specific investment properties, but are otherwise non-recourse. During the global financial crisis, the values of specific properties were in some cases less than the amount of the outstanding loan on the property, which gave the lender the right to foreclose on the property, in which case the equity invested by the fund would be without value. These situations were typically addressed on a case-by-case basis and, because we maintain good relationships with our lenders, we were generally successful in renegotiations to retain the management of substantially all fund properties, which provided additional time for values to recover. A similar phenomenon could occur in connection with future economic recessions or liquidity contractions.
Some clients of LaSalle that had open commitments to provide additional investments came under stress due to the financial downturn, became less able financially to honor their commitments and sought to renegotiate the terms of their commitments or the fees that they pay. These activities did not result in materially adverse consequences to LaSalle or any of its funds. Clients adversely affected due to a future downturn may react similarly.
Within a difficult economic environment, raising new funds takes longer and may be less successful as current and prospective clients may be less able or willing to commit new funds to real estate investments, which are inherently less liquid than many competing investments. In addition, certain clients may decide to manage all or a portion of their real estate investments with internal resources rather than hiring outside investment managers.
CURRENCY RESTRICTIONS AND EXCHANGE RATE FLUCTUATIONS.
We produce positive flows of cash in various countries and currencies that can be most effectively used to fund operations in other countries or to repay our indebtedness, which is currently primarily denominated in U.S. dollars and euros. We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds earned in certain jurisdictions.
Although we operate globally, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated significantly in recent years. Our revenue from outside of the United States approximated 48% of our total revenue for 2018 and 2017. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
GREATER DIFFICULTY IN COLLECTING ACCOUNTS RECEIVABLE IN CERTAIN GEOGRAPHIES.
We face challenges in our ability to efficiently and/or effectively collect accounts receivable in certain countries and regions. For example, various countries have underdeveloped insolvency laws, and clients often are slow to pay. In some countries, clients typically tend to delay payments, reflecting a different business culture over which we do not necessarily have any control. Less-developed countries may have very lengthy or difficult judicial processes that can make collections through the court system more problematic than they would otherwise be. In addition, weakness in the global economy can put additional financial stress on clients and landlords, who sometimes are the parties that pay our commissions where we have placed a tenant representation client into their buildings. This in turn can negatively impact our ability to collect our receivables fully or in a timely manner. We cannot be sure that the procedures we use to identify and rectify slowly paid receivables, and to protect ourselves against the insolvencies or bankruptcies of clients, landlords and other third parties with which we do business, which may involve placing liens on properties or litigating, will be effective in all cases.

INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK.
Unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world's largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to:

•	Obtaining new credit commitments from lenders

•
Refinancing credit commitments or loans that have terminated or matured according to their terms, including funds sponsored by our LaSalle which use leverage in the ordinary course of their investment activities

•	Placing insurance

•	Engaging in hedging transactions

•
Maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account

While these risks remain higher than they have been historically, we believe they have moderated as financial markets have stabilized in recent years. During 2012 and 2017, we also diversified some of the counterparty risk under the Facility by issuing long-term senior notes, the proceeds of which were initially used to reduce the outstanding loans under the Facility. We believe counterparty financial risks still remain elevated due mainly to the potential liquidity issues within certain European financial institutions.
We generally attempt to conduct business with only the highest-quality and most well-known counterparties, but there can be no assurance (i) that our efforts to evaluate their creditworthiness will be effective in all cases, particularly as the quality of credit ratings provided by the nationally recognized rating agencies has been called into question, (ii) that we will always be able to obtain the full benefit of the financial commitments made to us by lenders, insurance companies, hedging counterparties or other organizations with which we do business, or (iii) that we will always be able to refinance existing indebtedness, or commitments to provide indebtedness, which has matured by its terms, including funds sponsored by our investment management subsidiary.
In addition, the ability of government regulatory authorities to adequately monitor and regulate banks, investment banks, securities firms and insurance companies was significantly called into question during the recent financial crisis (for example, in identifying and preventing "pyramid schemes," "bubbles" in different asset classes and other potential systemic failures in a timely fashion), as the result of which the overall risk of unforeseeable financial loss from engaging in business with ostensibly regulated counterparties has increased.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 299 corporate offices worldwide located in most major cities and metropolitan areas as follows: 144 offices in 9 countries in the Americas (including 122 in the United States), 79 offices in 27 countries in EMEA, and 76 offices in 16 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property and facility management offices are generally located within properties we manage and are provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange under the symbol "JLL." As of February 15, 2019, there were 348 shareholders of record of our common stock and more than 45,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Dividends
On December 14, 2018, we paid a semi-annual dividend of $0.41 per share of our common stock to holders of record at the close of business on November 16, 2018. We also paid a cash dividend of $0.41 per share of its common stock on June 15, 2018, to holders of record at the close of business on May 18, 2018. Dividend-equivalents in the same amounts were also paid simultaneously on eligible outstanding but unvested restricted stock units.
We paid our first cash dividend in October 14, 2005, and have paid semi-annual dividends each year since 2006. There can be no assurance future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by our Board of Directors.
Share Repurchases
We have made no share repurchases under our share repurchase program in 2018 or 2017.
Transfer Agent
Computershare
P.O. Box 505000
Louisville, KY 40233
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group that includes: 1) CBRE Group Inc. (CBG), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company, and 4) Savills Plc. (SVS.L), a real estate services company traded on the London Stock Exchange. With the exception of Cushman & Wakefield, the following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2013. For Cushman & Wakefield, the $100 is assumed to be invested on the date of their initial public offering.

	December 31,
	2013	2014	2015	2016	2017	2018
JLL	$100	$147	$157	$100	$148	$127
S&P 500	100	111	111	121	145	136
Peer Group	100	127	138	122	173	146

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
(in millions, except share and per share data)	2018	2017 (2)	2016 (2)	2015	2014
Statements of Operations Data:
Revenue	$16,318.4	14,453.2	12,991.2	5,965.7	5,429.6

Operating income	706.9	545.9	455.7	529.8	465.6
Interest expense, net of interest income	51.1	56.2	45.3	28.1	28.3
Equity earnings from real estate ventures	32.8	44.4	33.8	77.4	48.3
Other income	17.4	1.7	19.5	—	—
Income before provision for income taxes and noncontrolling interest	706.0	535.8	463.7	579.1	485.6
Provision for income taxes	214.3	256.3	117.8	132.8	97.6
Net income	491.7	279.5	345.9	446.3	388.0
Net income attributable to noncontrolling interest	7.2	3.1	16.2	7.6	2.0
Net income attributable to the Company	484.5	276.4	329.7	438.7	386.0
Dividends on unvested common stock, net of tax	0.4	0.4	0.4	0.3	0.3
Net income attributable to common shareholders	$484.1	276.0	329.3	438.4	385.7

Basic earnings per common share before dividends on unvested common stock	$10.65	6.10	7.30	9.76	8.64
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$10.64	6.09	7.29	9.75	8.63
Basic weighted average shares outstanding (in 000's)	45,517	45,316	45,154	44,940	44,684

Diluted earnings per common share dividends on unvested common stock	$10.55	6.04	7.24	9.66	8.53
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$10.54	6.03	7.23	9.65	8.52
Diluted weighted average shares outstanding (in 000's)	45,931	45,758	45,528	45,415	45,261

Cash dividends declared per common share	$0.82	0.72	0.64	0.56	0.48

	As of and for the Year Ended December 31,
(in millions, except ratios and Assets under management)	2018	2017 (2)	2016 (2)	2015	2014
Other Data:
EBITDA (1)	$935.6	755.7	634.2	707.4	606.0
Ratio of earnings to fixed charges (3)	7.53X	5.42X	5.66X	8.21X	6.93X

Cash flows provided by (used in):
Operating activities	$604.1	798.7	222.6	375.8	498.9
Investing activities	(280.4)	(170.8)	(805.5)	(584.6)	(188.0)
Financing activities	(141.3)	(623.5)	636.4	191.6	(203.0)

Assets under management (in billions) (4)	$60.5	58.1	60.1	56.4	53.6
Total square feet under management	4,633	4,555	4,402	3,994	3,440

Balance Sheet Data:
Cash and cash equivalents	$480.9	268.0	258.5	216.6	250.4
Total assets	10,025.5	9,254.4	8,629.9	6,187.1	5,075.3
Total debt (5)	688.3	752.7	1,267.6	561.1	294.6
Deferred business acquisition obligations (6)	62.3	81.9	102.4	97.6	118.1
Total liabilities	6,291.0	5,872.4	5,734.7	3,457.7	2,652.8
Total Company shareholders' equity	3,691.5	3,340.1	2,863.5	2,688.8	2,386.8
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

	Year Ended December 31,
($ in millions)	2018	2017 (2)	2016 (2)	2015	2014
Net income attributable to common shareholders	$484.1	276.0	329.3	438.4	385.7
Interest expense, net of interest income	51.1	56.2	45.3	28.1	28.3
Provision for income taxes	214.3	256.3	117.8	132.8	97.6
Depreciation and amortization	186.1	167.2	141.8	108.1	94.4
EBITDA	$935.6	755.7	634.2	707.4	606.0

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA.

	Year Ended December 31,
($ in millions)	2018	2017 (2)	2016 (2)	2015	2014
Net cash provided by operating activities	$604.1	798.7	222.6	375.8	498.9
Interest expense, net of interest income	51.1	56.2	45.3	28.1	28.3
Provision for income taxes	214.3	256.3	117.8	132.8	97.6
Change in working capital and non-cash expenses	66.1	(368.2)	245.1	170.7	(18.8)
EBITDA	$935.6	743.0	630.8	707.4	606.0
(2) Selected Financial Data for 2016 and 2017 has been re-stated in accordance with ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606") and Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to align with the re-stated periods on the Consolidated Statements of Comprehensive Income. For information on our adoption of these accounting standards, refer to Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8.
(3) For purposes of computing the ratio of earnings to fixed charges, "earnings" represents net earnings before income taxes, and certain adjustments for activity relative to equity earnings, plus fixed charges, less capitalized interest. Fixed charges consist of (i) interest expense, net of interest income, (ii) amortization of debt discount and financing costs, (iii) capitalized interest, and (iv) one-third of rental expense, which we believe is representative of the interest component of rental expense.
(4) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle. Assets under management data for separate account and fund management amounts are reported on a one quarter lag.
(5) Total debt includes long-term borrowings under the Facility and Long-term senior notes (net of debt issuance costs except for 2014) and Short-term borrowings, primarily local overdraft facilities.
(6) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2018, with the only condition on these payments being the passage of time. We include these obligations as debt in the calculation of our leverage ratio under the Facility.

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
EXECUTIVE SUMMARY
JLL provides comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients and developers. We are an industry leader in property and corporate integrated facilities management services, with a portfolio of approximately 4.6 billion square feet worldwide. We deliver our array of RES product offerings across our three geographic business segments: (i) the Americas, (ii) EMEA and (iii) Asia Pacific. LaSalle, our fourth business segment, is one of the world's largest and most diversified real estate investment management firms, with $60.5 billion of global assets under management as of December 31, 2018.
In 2018, we generated revenue of $16.3 billion across our four business segments. In addition to U.S. dollars, we also generated revenue in a variety of other currencies, primarily: British pounds, euros and Australian dollars.
The broad range of real estate services we offer includes (in alphabetical order):

Agency Leasing	Logistics and Supply-Chain Management
Corporate Finance	Mortgage Origination and Servicing
Debt Placement	Project and Development Management / Design
Digital Solutions	Property Management
Energy and Sustainability Services	Real Estate Investment Banking
Integrated Facilities Management	Research
Investment Management & Advisory	Strategic Consulting and Advisory Services
Investment Sales	Tenant Representation
Lease Administration	Valuations
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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (i) the stated amount of assets and liabilities, (ii) disclosure of contingent assets and liabilities as of the date of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates discussed below, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8.
Revenue Recognition
We earn revenue from the following:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Our services are generally earned and billed in the form of transaction commissions, advisory and management fees, and incentive fees. Some of the contractual terms related to the services we provide, and thus the revenue we recognize, can be complex and so requires us to make judgments about our performance obligations and the timing and extent of revenue to recognize.
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
For intangible assets, we generally use the income approach to determine fair value, which requires management to make significant estimates and assumptions. These estimates and assumptions primarily include discount rates, terminal growth rates, forecasts of revenue, operating income and capital expenditures. The discount rates reflect the risk factors, from the perspective of a market participant, associated with forecasts of cash flows.
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
We also record intangible assets as a result of acquisitions, which are primarily composed of management contracts and customer backlog, and are amortized on a straight-line basis over their estimated useful lives. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments in Real Estate Ventures
We invest in certain real estate ventures that primarily own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting. We estimate fair value using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. For Investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
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
Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 10% to 39% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates.
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.
Our effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 23.7%, (excluding the final provision for the enactment of tax legislation in the U.S. in December 2017), 24.4% (excluding the provisional estimated expense in response to the enactment of tax legislation in the U.S. in December 2017), and 25.5%, respectively. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%).

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2018, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
($ in millions)	2018	2017
Gross deferred tax assets	$429.4	417.5
Valuation allowance	79.2	59.7
The increase in gross deferred tax assets in 2018 was primarily the result of increases in loss carryovers.
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
As of December 31, 2018, the amount of unrecognized tax benefits was $62.7 million. We believe it is reasonably possible that matters for which we have recorded $23.4 million of unrecognized tax benefits as of December 31, 2018, will be resolved during 2019. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
NEW ACCOUNTING STANDARDS
Effective January 1, 2019, we will adopt ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet as well as requiring the disclosure of key information about leasing arrangements. We will apply the optional transition method upon adoption, which does not require the restatement of prior period information. The adoption of this ASU will result in a significant increase to the Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with our office leases around the world.
For additional discussion about ASU No. 2016-02 and other new accounting standards, refer to Note 2, Summary of Significant Accounting Policies included in Item 8 of the Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (i) macroeconomic trends, (ii) the geopolitical environment, (iii) the global and regional real estate markets and (iv) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations.
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
LaSalle Revenue
Our investment management business is, in part, compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings from real estate ventures also may vary substantially from period to period for a variety of reasons, including as a result of: (i) gains (losses) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
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
Transactional-Based Revenue
Transactional-based fees, that are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities, leasing activities and other services within our RES business, and LaSalle, increase the variability of the revenue we earn. The timing and the magnitude of these fees can vary significantly from year-to-year and quarter-to-quarter, and from segment-to-segment.

MARKET RISKS
Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:
•Interest rates on the unsecured credit facility (the "Facility"); and
•Foreign exchange risks.
In the normal course of business, we manage these risks through a variety of strategies, including hedging transactions using various derivative financial instruments such as foreign currency forward contracts. We enter into derivative instruments that are short-term in duration with high credit-quality counterparties and diversify our positions across such counterparties in order to reduce our exposure to credit losses. We do not enter into derivative transactions for trading or speculative purposes.
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of December 31, 2018. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility during 2018 were $364.1 million, with an effective interest rate of 2.9%. We had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million as of December 31, 2018. The Facility bears a variable rate of interest based on market rates.
Our Notes, $275.0 million face value due in November 2022, bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million face value of Euro Notes is split between €175.0 million due in June 2027 and €175.0 million due in June 2029, bearing interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and Euro Notes at a fixed interest rates has helped to limit our exposure to future movements in interest rates. Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable rate debt. If short-term interest rates were 50 basis points higher during 2018, our results would reflect an increase of $1.8 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 48% of our total revenue for 2018 and 2017, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound and the euro.
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2018, we had forward exchange contracts in effect with a gross notional value of $1.99 billion ($0.84 billion on a net basis). This net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2018	% of Total	2017	% of Total
United States dollar	$8,523.8	52.2%	$7,572.1	52.4%
Euro	1,527.1	9.4	1,244.8	8.6
British pound	1,526.3	9.4	1,447.3	10.0
Australian dollar	916.7	5.6	909.7	6.3
Indian rupee	580.4	3.6	516.2	3.6
Chinese yuan	505.5	3.1	439.7	3.0
Hong Kong dollar	487.2	3.0	450.0	3.1
Singapore dollar	458.7	2.8	268.0	1.9
Canadian dollar	390.5	2.4	333.4	2.3
Japanese yen	285.2	1.7	238.2	1.6
Other currencies	1,117.0	6.8	1,033.8	7.2
Total revenue	$16,318.4	100.0%	$14,453.2	100.0%
Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2018, we estimate our reported operating income would have increased by $10.2 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2018, we estimate our reported operating income would have increased by $41.5 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three-year period ended December 31, 2018.
RESULTS OF OPERATIONS
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally. "n.m." is defined as not meaningful, represented by a percentage change of greater than 100%, favorable or unfavorable. "Greater China" is defined as China, Hong Kong, Macau and Taiwan.
Reclassifications
We have reclassified certain prior year amounts to conform to the current presentation, including the change to our calculation of the non-GAAP measure "Fee revenue" further discussed below. In addition, comparative periods have been restated to reflect the adoption of ASC Topic 606. Refer to New Accounting Standards within Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements for additional information.

Year Ended December 31, 2018 compared with Year Ended December 31, 2017

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2018	2017	U.S. dollars
Leasing	$2,372.1	2,051.9	320.2	16%	16%
Capital Markets	1,145.4	1,149.4	(4.0)	—	(1)
Property & Facility Management	8,782.8	7,821.3	961.5	12	13
Project & Development Services	2,669.0	2,344.5	324.5	14	13
Advisory, Consulting and Other	815.2	730.3	84.9	12	11
Real Estate Services ("RES") revenue	$15,784.5	14,097.4	1,687.1	12%	12%
LaSalle	533.9	355.8	178.1	50	49
Revenue	$16,318.4	14,453.2	1,865.2	13%	13%
Reimbursements	7,228.9	6,485.8	743.1	11	12
Revenue before reimbursements	9,089.5	7,967.4	1,122.1	14	14
Gross contract costs	(2,595.0)	(2,215.5)	(379.5)	17	16
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)	7.4	(47)	(47)
Fee revenue	$6,486.2	5,736.2	750.0	13%	13%
Leasing	2,303.5	2,000.8	302.7	15	15
Capital Markets	1,093.5	1,108.3	(14.8)	(1)	(2)
Property & Facility Management	1,163.1	1,048.5	114.6	11	10
Project & Development Services	798.0	690.9	107.1	16	15
Advisory, Consulting and Other	616.2	554.5	61.7	11	12
RES fee revenue	$5,974.3	5,403.0	571.3	11%	10%
LaSalle	511.9	333.2	178.7	54	52
Compensation and benefits excluding gross contract costs	4,466.9	4,023.5	443.4	11	10
Operating, administrative and other expenses excluding gross contract costs	1,095.8	984.6	111.2	11	11
Depreciation and amortization	186.1	167.2	18.9	11	11
Restructuring and acquisition charges	38.8	30.7	8.1	26	30
Total fee-based operating expenses	5,787.6	5,206.0	581.6	11	11
Gross contract costs	2,595.0	2,215.5	379.5	17	16
Total operating expenses, excluding reimbursed expenses	$8,382.6	7,421.5	961.1	13%	12%
Operating income	$706.9	545.9	161.0	29%	32%
Equity earnings	$32.8	44.4	(11.6)	(26)%	(26)%
Adjusted EBITDA	$953.2	770.7	182.5	24%	25%

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
However, non-GAAP financial measures should not be considered alternatives to measures determined in accordance with U.S. GAAP. Any measure that eliminates components of a company’s capital structure, cost of operations or investments, or other results has limitations as a performance measure. In light of these limitations, management also considers U.S. GAAP financial measures and does not rely solely on non-GAAP financial measures. Because our non-GAAP financial measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross Contract Costs
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are indirectly reimbursed through the fee we receive. These costs are presented on a gross basis in Operating expenses with the corresponding fee in Revenue before reimbursements. However, as we generally earn little to no margin on such costs, excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures, including those with direct versus indirect reimbursement of such costs.
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606") on a full retrospective basis. The adoption of ASC 606, together with the continued changes in our business mix, prompted us to expand the types of costs excluded from the calculation of our non-GAAP measure "Fee revenue." Specifically, the drivers were (i) the increase in compensation and benefits associated with client-dedicated personnel presented on a gross basis and (ii) the expansion of annuity businesses engaged to provide outsourced services to clients. The most notable change is the inclusion of compensation and benefits associated with client-dedicated employees in gross contract costs. In addition, the previous calculation of gross contract costs applied only to Project & Development Services and Property & Facility Management but now applies to all service lines and businesses. The largest impacts of the change to our definition of fee revenue are within Project & Development Services and Property & Facility Management. See Note 2, Summary of Significant Accounting Policies, for additional information.
Net Non-Cash MSR and Mortgage Banking Derivative Activity
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets service line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.

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
Gain on Disposition
The gain on disposition reflects the net gain recognized on the sale of a business in the Asia Pacific reporting segment. Given our low frequency of business disposals historically, we exclude the gain directly associated with such activity as it is not considered indicative of core operating performance.
Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations to fee revenue and fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2018	2017
Revenue	$16,318.4	14,453.2
Reimbursements	7,228.9	6,485.8
Revenue before reimbursements	9,089.5	7,967.4
Adjustments:
Gross contract costs	(2,595.0)	(2,215.5)
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)
Fee revenue	$6,486.2	5,736.2

Operating expenses	$15,611.5	13,907.3
Reimbursed expenses	7,228.9	6,485.8
Operating expenses, excluding reimbursed expenses	8,382.6	7,421.5
Less: Gross contract costs	(2,595.0)	(2,215.5)
Fee-based operating expenses	$5,787.6	5,206.0

Operating income	$706.9	545.9

Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis), on a local currency basis.

	Year Ended December 31,
($ in millions)	2018	2017
Net income attributable to common shareholders	$484.1	276.0
Add:
Interest expense, net of interest income	51.1	56.2
Provision for income taxes	214.3	256.3
Depreciation and amortization	186.1	167.2
EBITDA	$935.6	755.7
Adjustments:
Restructuring and acquisition charges	38.8	30.7
Gain on disposition	(12.9)	—
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)
Adjusted EBITDA	$953.2	770.7

Net income margin attributable to common shareholders[1]	5.3%	3.5

Adjusted EBITDA margin	14.9%	13.4
1 measured against Revenue before reimbursements
In discussing our operating results, we report Adjusted EBITDA margins and refer to percentage changes in local currency, unless otherwise noted. Amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing performance and operations excluding the effect of foreign currency fluctuations. The following table reflects the reconciliation to local currency amounts for consolidated (i) Revenue, (ii) fee revenue, (iii) Operating income and (iv) Adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2018	% Change
Revenue:
At current period exchange rates	$16,318.4	13%
Impact of change in exchange rates	(2.8)	n/a
At comparative period exchange rates	$16,315.6	13%

Fee Revenue:
At current period exchange rates	$6,486.2	13%
Impact of change in exchange rates	(11.2)	n/a
At comparative period exchange rates	$6,475.0	13%

Operating Income:
At current period exchange rates	$706.9	29%
Impact of change in exchange rates	13.7	n/a
At comparative period exchange rates	$720.6	32%

Adjusted EBITDA:
At current period exchange rates	$953.2	24%
Impact of change in exchange rates	13.7	n/a
At comparative period exchange rates	$966.9	25%

Revenue
Consolidated revenue and consolidated fee revenue for 2018 were $16.3 billion and $6.5 billion, respectively, both increases of 13% from prior year. Annual RES revenue growth was substantially all organic and reflected contributions from all three RES segments. From a service line perspective, Property & Facility Management led RES revenue growth for the year (58% of the growth) with notable contributions from Leasing and Project & Development Services. LaSalle revenue increased 49% from 2017, driven by record incentive fee performance from real estate dispositions on behalf of clients.
The increase in RES fee revenue was led by Leasing, which represented 55% of the growth, with Property & Facility Management and Project & Development Services each representing nearly 20% of the service-line growth. Capital Markets fee revenue decreased 2% from 2017 as declines in Asia Pacific and EMEA more than offset growth in Americas. Geographically, the increase in consolidated RES fee revenue comprises 71% from our Americas segment, 19% from EMEA, and 10% from Asia Pacific.
Consolidated revenue and fee revenue growth in Property & Facility Management was primarily due to incremental revenue from the Americas (over two-thirds of the service-line revenue growth and nearly half of the fee revenue growth), specifically Corporate Solutions, as well as Asia Pacific. For Leasing, Americas represented approximately three-fourths of both the revenue and fee revenue growth on a local currency basis. EMEA drove nearly two-thirds of the revenue increase in consolidated Project & Development Services and nearly half the fee revenue increase.
Our consolidated revenue increased 13% in both U.S. dollars and on a local currency basis for 2018, compared with 2017; consolidated fee revenue increased 13% in both U.S. dollars and on a local currency basis. A strengthening of the British pound and euro against the U.S. dollar was offset by the weakening of the Australian dollar and Indian rupee in relation to the U.S. dollar.
Operating Expenses
In 2018, consolidated operating expenses, excluding reimbursed expenses, increased 12% to $8.4 billion from last year. Consolidated fee-based operating expenses, were $5.8 billion in 2018, an 11% increase from prior year. The growth in expenses corresponded with the respective revenue and fee revenue growth and also reflects increased investments in people as well as technology and platform initiatives. In addition, depreciation and amortization expense increased 11% for the year to $186.1 million in 2018. This increase was due to incremental depreciation expense primarily from an increase in technology-related capital expenditures recently placed into service. Amortization expense attributable to acquisition-related intangible assets decreased 6% compared with 2017.
Restructuring and acquisition charges were $38.8 million for the year, compared with $30.7 million in 2017. Charges in 2018 included (i) $25.5 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional and/or global business operations, (ii) $5.9 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent increase in acquisition activity and (iii) $7.4 million of net non-cash fair value adjustments relating to net increases to earn-out liabilities that arose from prior-period acquisition activity. Comparatively, charges in 2017 included (i) $21.6 million of severance and other employment-related charges, (ii) $7.2 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration activities and (iii) $1.9 million of net non-cash fair value adjustments relating to net increases to earn-out liabilities.
Interest Expense
Interest expense, net of interest income, for 2018 was $51.1 million, down from $56.2 million in 2017. A decline in the outstanding average borrowings, partially offset by a higher effective interest rate on our Credit Facility was the largest driver of the decrease in net interest expense compared with 2017. The average outstanding borrowings under our Credit Facility decreased from $888.5 million, with an average effective interest rate of 2.0%, during 2017 to $364.1 million, with an average effective interest rate of 2.9%, in 2018. Deferred acquisition obligations, which are recorded at present value in purchase accounting with subsequent accretion reflected within Interest expense, net of interest income, decreased from $81.9 million as of December 31, 2017 to $62.3 million as of December 31, 2018. This decrease was the result of payments made in 2018 relating to acquisitions in prior years and contributed to the decrease in annual net interest expense.

Equity Earnings from Real Estate Ventures
Equity earnings decreased from $44.4 million in 2017 to $32.8 million in 2018. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $214.3 million in the current year, reflecting a consolidated effective tax rate ("ETR") of 30.4%. The current year provision reflects a $42.0 million decrease from 2017, where the ETR was 47.8%. In 2017, the provision included an additional expense of $125.9 million which represented (i) our provisional estimate of the transition tax on deemed repatriated earnings of foreign subsidiaries ("transition tax") and (ii) the net remeasurement of U.S. deferred tax assets and liabilities in response to the U.S. tax legislation enacted in December 2017. In 2018, we did not anticipate a significant true-up to the provisional estimate of the transition tax until the fourth quarter, when our interpretation of U.S. Department of Treasury guidelines released during that period resulted in the recognition of an additional $47.0 million predominantly related to the transition tax.
Excluding the additional expense related to the U.S. tax legislation, our consolidated ETR was 23.7% in 2018 and 24.4% in 2017. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate, included in Item 8.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $484.1 million for the year, or $10.54 per diluted common share, compared with $276.0 million for 2017, or $6.03 per diluted common share. Net income margin attributable to common shareholders was 5.3% in 2018, up from 3.5% in the prior year. Adjusted EBITDA, which increased 25% from the prior year, was $953.2 million this year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.7% in USD for 2018 (14.9% in local currency), compared with 13.4% last year. The margin expansion and improvement in adjusted EBITDA were primarily due to (i) our RES businesses, most notably Americas and EMEA and (ii) LaSalle incentive fees, partially offset by incremental investments in platform and transformation initiatives.
Segment Operating Results
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) EMEA, and
(3) Asia Pacific;
and
(4) LaSalle, which offers investment management services on a global basis.
Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services, including technology solutions. We define "property management" to be services we provide to non-occupying property investors and "facility management" to be services we provide to owner-occupiers. LaSalle provides investment management services to institutional investors and high-net-worth individuals.
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

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$9,041.0	8,015.1	1,025.9	13%	13%
Reimbursements	(5,164.7)	(4,648.5)	(516.2)	11	11
Revenue before reimbursements	$3,876.3	3,366.6	509.7	15%	16%
Gross contract costs	(652.9)	(521.0)	(131.9)	25	27
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)	7.4	(47)	(47)
Fee Revenue	$3,215.1	2,829.9	385.2	14%	14%
Leasing	1,711.3	1,471.2	240.1	16	17
Capital Markets	490.5	456.6	33.9	7	7
Property & Facility Management	472.2	419.3	52.9	13	13
Project & Development Services	368.8	342.2	26.6	8	9
Advisory, Consulting and Other	172.3	140.6	31.7	23	27
Compensation, operating and administrative expenses excluding gross contract costs	2,692.4	2,397.6	294.8	12	13
Depreciation and amortization	109.1	97.5	11.6	12	12
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	2,801.5	2,495.1	306.4	12	13
Gross contract costs	652.9	521.0	131.9	25	27
Segment operating expenses, excluding reimbursed expenses	$3,454.4	3,016.1	438.3	15%	15%
Segment operating income	$421.9	350.5	71.4	20%	21%
Equity earnings (losses)	$0.8	(0.2)	1.0	n.m.	n.m.
Adjusted EBITDA	$522.5	430.2	92.3	21%	22%
Americas revenue and fee revenue increases were broad-based across all service lines. Property & Facility Management contributed over 60% of the growth in revenue. Leasing led the segment fee revenue growth as outstanding performance in the New York, Mid-Atlantic and Midwest U.S. markets drove outperformance against U.S. office market gross absorption, as reported by JLL Research. In addition to brokering more leases year over year, average deal size also increased. The growth in Property & Facility Management fee revenue reflected the ramp-up of new client wins and expansions of existing facility management relationships with Corporate Solutions clients. Our multifamily and debt placement services drove Capital Markets fee revenue growth.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses in 2018 was attributable to (i) expenses which directly correlate to the revenue growth noted above, and (ii) incremental strategic investments in platform and technology transformation programs, partially offset by cost management initiatives.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 16.3% in USD and local currency in 2018, compared with 15.2% in 2017. The increase in segment operating income and adjusted EBITDA, as well as margin expansion, reflect Leasing revenue growth and yields from cost management initiatives, partially offset by the incremental investments noted above.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$3,495.0	3,075.0	420.0	14%	11%
Reimbursements	(677.5)	(471.9)	(205.6)	44	41
Revenue before reimbursements	$2,817.5	2,603.1	214.4	8%	5%
Gross contract costs	(1,108.0)	(1,038.7)	(69.3)	7	3
Fee Revenue	$1,709.5	1,564.4	145.1	9%	7%
Leasing	323.3	296.6	26.7	9	7
Capital Markets	440.9	448.4	(7.5)	(2)	(4)
Property & Facility Management	383.6	337.9	45.7	14	11
Project & Development Services	288.7	230.2	58.5	25	22
Advisory, Consulting and Other	273.0	251.3	21.7	9	6
Compensation, operating and administrative expenses excluding gross contract costs	1,581.7	1,469.2	112.5	8	5
Depreciation and amortization	50.8	44.6	6.2	14	12
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,632.5	1,513.8	118.7	8	5
Gross contract costs	1,108.0	1,038.7	69.3	7	3
Segment operating expenses, excluding reimbursed expenses	$2,740.5	2,552.5	188.0	7%	4%
Segment operating income	$77.0	50.6	26.4	52%	62%
Equity earnings	$—	0.3	(0.3)	(100)%	(100)%
Adjusted EBITDA	$130.8	97.8	33.0	34%	38%
EMEA revenue and fee revenue growth in 2018 was led by Project & Development Services and Property & Facility Management. Geographically, growth in the segment was led by the UK, Middle East & North Africa ("MENA") and France. Project & Development Services fee revenue growth was driven by our Tetris fit-out business, primarily in Continental Europe, and projects in MENA. The increase to Property & Facility Management fee revenue was driven by the stabilization of our Integral business in the UK; 2017 included additional gross contract costs associated with the $20 million of contract losses discussed last year. Capital Markets fee revenue declines partially offset growth across the other services lines as notable growth in France and Portugal were overshadowed by decreases in Switzerland - attributable to an outsized 2017 transaction - Germany and the UK.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses reflects revenue-related expense growth, partially offset by an $11.0 million year-over-year improvement in the bad debt provision, primarily associated with Integral.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 7.7% in USD for the year (8.1% in local currency), compared with 6.3% in 2017. The stabilization of Integral, including the reduction on bad debt expense, and growth in Project & Development Services primarily drove margin expansion and the improvement in EMEA operating performance.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$3,248.5	3,007.3	241.2	8%	10%
Reimbursements	(1,369.2)	(1,347.9)	(21.3)	2	3
Revenue before reimbursements	$1,879.3	1,659.4	219.9	13%	15%
Gross contract costs	(829.6)	(650.7)	(178.9)	27	29
Fee Revenue	$1,049.7	1,008.7	41.0	4%	6%
Leasing	268.9	233.0	35.9	15	18
Capital Markets	162.1	203.3	(41.2)	(20)	(19)
Property & Facility Management	307.3	291.3	16.0	5	7
Project & Development Services	140.5	118.5	22.0	19	20
Advisory, Consulting and Other	170.9	162.6	8.3	5	6
Compensation, operating and administrative expenses excluding gross contract costs	913.4	869.4	44.0	5	6
Depreciation and amortization	23.2	22.1	1.1	5	5
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	936.6	891.5	45.1	5	6
Gross contract costs	829.6	650.7	178.9	27	29
Segment operating expenses, excluding reimbursed expenses	$1,766.2	1,542.2	224.0	15%	16%
Segment operating income	$113.1	117.2	(4.1)	(3)%	3%
Equity earnings	$2.0	3.2	(1.2)	(38)%	(32)%
Adjusted EBITDA	$138.2	142.4	(4.2)	(3)%	3%
Property & Facility Management drove nearly three-fourths of the increase in Asia Pacific revenue. Leasing led fee revenue growth for the segment, primarily from office and industrial sectors in Greater China, Australia and Japan. Project & Development Services growth was driven by Australia, while Property & Facility Management fee revenue growth was attributable to both new business and expansion of existing client mandates. Geographically across service lines, the increase in fee revenue was led by Greater China, Australia and Singapore.
The increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses reflect revenue-related expense growth, increased investments in people, and higher than anticipated costs on certain client assignments in the first half of 2018.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 13.2% in USD for 2018 (13.7% in local currency), compared with 14.1% in 2017. The margin contraction reflects lower Capital Markets revenue and the expense items noted above.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$533.9	355.8	178.1	50%	49%
Reimbursements	(17.5)	(17.5)	—	—	(1)
Revenue before reimbursements	$516.4	338.3	178.1	53%	51%
Gross contract costs	(4.5)	(5.1)	0.6	(12)	(15)
Fee Revenue	$511.9	333.2	178.7	54%	52%
Advisory fees	264.6	253.0	11.6	5	3
Transaction fees & other	31.5	23.3	8.2	35	32
Incentive fees	215.8	56.9	158.9	n.m.	n.m.
Compensation, operating and administrative expenses excluding gross contract costs	375.2	271.9	103.3	38	37
Depreciation and amortization	3.0	3.0	—	—	(1)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	378.2	274.9	103.3	38	36
Gross contract costs	4.5	5.1	(0.6)	(12)	(15)
Segment operating expenses, excluding reimbursed expenses	$382.7	280.0	102.7	37%	36%
Segment operating income	$133.7	58.3	75.4	n.m.	n.m.
Equity earnings	$30.0	41.1	(11.1)	(27)%	(27)%
Adjusted EBITDA	$162.2	100.7	61.5	61%	59%
LaSalle revenue and fee revenue growth were driven by record incentive fee performance from real estate dispositions on behalf of clients, predominantly in Asia Pacific. Continued expansion of private equity mandates drove solid growth in advisory fees; the prior year included approximately $7 million of catch-up advisory fees earned as a result of new investor commitments in previously established funds.
Equity earnings both years were primarily driven by net valuation increases for investments in Europe and Asia. For 2018, equity earnings also included gains on the sale of legacy investments.
The year-over-year increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses, reflect the current portion of higher variable compensation expense due to additional incentive fees. The related deferred compensation expense will be recognized in future periods.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 31.7% in USD (31.6% in local currency) for 2018, compared with 30.2% in 2017. The margin expansion was attributable to the incremental contribution from incentive fees, which more than offset the notable margin impact of reduced equity earnings.
Assets under management ("AUM") were $60.5 billion as of December 31, 2018, an increase of 4% in USD (6% in local currency) from $58.1 billion as of December 31, 2017. The net increase in AUM during the year resulted from $9.0 billion of acquisitions and $4.5 billion of net valuation increases, partially offset by $10.1 billion of dispositions and withdrawals, and $1.0 billion of foreign currency decreases.

Year Ended December 31, 2017 compared with Year Ended December 31, 2016

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Leasing	$2,051.9	1,798.4	253.5	14%	14%
Capital Markets	1,149.4	980.1	169.3	17	16
Property & Facility Management	7,821.3	7,136.5	684.8	10	10
Project & Development Services	2,344.5	2,070.3	274.2	13	12
Advisory, Consulting and Other	730.3	597.8	132.5	22	22
Real Estate Services ("RES") revenue	$14,097.4	12,583.1	1,514.3	12%	12%
LaSalle	355.8	408.1	(52.3)	(13)	(12)
Revenue	$14,453.2	12,991.2	1,462.0	11%	11%
Reimbursements	6,485.8	6,080.6	405.2	7	7
Revenue before reimbursements	7,967.4	6,910.6	1,056.8	15	15
Gross contract costs	(2,215.5)	(1,812.8)	(402.7)	22	21
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)	7.8	(33)	(33)
Fee Revenue	$5,736.2	5,074.3	661.9	13%	14%
Leasing	2,000.8	1,753.5	247.3	14%	14%
Capital Markets	1,108.3	935.6	172.7	18	18
Property & Facility Management	1,048.5	929.4	119.1	13	18
Project & Development Services	690.9	607.5	83.4	14	13
Advisory, Consulting and Other	554.5	465.8	88.7	19%	19%
RES fee revenue	5,403.0	4,691.8	711.2	15%	16%
LaSalle	333.2	382.5	(49.3)	(13)%	(12)%
Compensation and benefits excluding gross contract costs	4,023.5	3,532.1	491.4	14	14
Operating, administrative and other expenses excluding gross contract costs	984.6	899.7	84.9	9	19
Depreciation and amortization	167.2	141.8	25.4	18	19
Restructuring and acquisition charges	30.7	68.5	(37.8)	(55)	(53)
Total fee-based operating expenses	$5,206.0	4,642.1	563.9	12%	13%
Gross contract costs	2,215.5	1,812.8	402.7	22	21
Total operating expenses, excluding reimbursed expenses	$7,421.5	6,454.9	966.6	15%	15%
Operating income	$545.9	455.7	90.2	20%	16%
Equity Earnings	$44.4	33.8	10.6	31%	31%
Adjusted EBITDA	$770.7	679.2	91.5	13%	11%

Reconciliation of Non-GAAP Financial Measures
Below reconciliations of Revenue before reimbursements to fee revenue and Operating expenses, excluding reimbursed expenses, to fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2017	2016
Revenue	$14,453.2	12,991.2
Reimbursements	6,485.8	6,080.6
Revenue before reimbursements	7,967.4	6,910.6
Adjustments:
Gross contract costs	(2,215.5)	(1,812.8)
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)
Fee revenue	$5,736.2	5,074.3

Operating expenses	$13,907.3	12,535.5
Reimbursed expenses	6,485.8	6,080.6
Operating expenses, excluding reimbursed expenses	7,421.5	6,454.9
Less: Gross contract costs	(2,215.5)	(1,812.8)
Fee-based operating expenses	$5,206.0	4,642.1

Operating Income	$545.9	455.7
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

	Year Ended December 31,
($ in millions)	2017	2016
Net income attributable to common shareholders	$276.0	329.3
Add:
Interest expense, net of interest income	56.2	45.3
Provision for income taxes	256.3	117.8
Depreciation and amortization	167.2	141.8
EBITDA	$755.7	634.2
Adjustments:
Restructuring and acquisition charges	30.7	68.5
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)
Adjusted EBITDA	$770.7	679.2

Net income margin attributable to common shareholders[1]	3.5%	4.8%

Adjusted EBITDA margin	13.1%	13.4%
1 measured against Revenue before reimbursements

The following table reflects the reconciliation to local currency amounts for consolidated (i) Revenue, (ii) fee revenue, (iii) Operating income and (iv) Adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2017	% Change
Revenue:
At current period exchange rates	$14,453.2	11%
Impact of change in exchange rates	1.3	n/a
At comparative period exchange rates	$14,454.5	11%

Fee Revenue:
At current period exchange rates	$5,736.2	13%
Impact of change in exchange rates	50.2	n/a
At comparative period exchange rates	$5,786.4	14%

Operating Income:
At current period exchange rates	$545.9	20%
Impact of change in exchange rates	(19.3)	n/a
At comparative period exchange rates	$526.6	16%

Adjusted EBITDA:
At current period exchange rates	$770.7	13%
Impact of change in exchange rates	(17.0)	n/a
At comparative period exchange rates	$753.7	11%

Revenue
In 2017, consolidated revenue was $14.5 billion and consolidated fee revenue was $5.7 billion, increases of 11% and 14%, respectively, from 2016. RES Revenue growth for the year was led by Property & Facility Management, up nearly $700 million, while Leasing led fee revenue growth, with an increase of approximately $250 million. Annual RES fee revenue growth reflects double-digit expansion across all service lines and in all three RES segments, with organic growth representing the majority of the year-over-year increase. Geographically, the increase in RES fee revenue comprised 47% from our Americas segment, 36% from our EMEA segment, and 17% from our Asia Pacific segment. LaSalle revenue and fee revenue both declined 12% compared with 2016 as growth in advisory fees was more than offset by decreases in transaction and incentive fees.
Consolidated revenue growth in Property & Facility Management was primarily due to incremental revenue from our August 2016 acquisition of Integral UK Ltd. ("Integral") (approximately half of the noted growth), along with organic expansion in EMEA and Asia Pacific.
For Leasing, the increase in revenue and fee revenue was substantially driven by Americas (over 80% of both consolidated revenue and fee revenue growth). Project & Facility Management fee revenue was up 18%, with incremental fee revenue from Integral driving 75% of this growth. Capital Markets, also up 18% against 2016, reflected double-digit growth in all three RES segments.
Our consolidated revenue increased 11% in both U.S. dollars and on a local currency basis for 2017, compared with 2016; consolidated fee revenue increased 13% in U.S. dollars and 14% on a local currency basis. A strengthening of the British pound and Australian dollar against the U.S. dollar was offset by the weakening of the euro in relation to the U.S. dollar.
Operating Expenses
In 2017, consolidated annual operating expenses increased 15% to $7.4 billion. Consolidated fee-based operating expenses, were $5.2 billion in 2017, a 13% increase from the prior year. The growth in expenses corresponded with the noted revenue growth as well as continued increases to investments in data, technology and people. In addition, depreciation and amortization expense increased 19% year-over-year to $167.2 million in 2017. This increase was due to incremental depreciation expense from recent capital expenditures placed into service (approximately 70% of the increase) as well as incremental amortization expense attributable to intangible assets recorded in conjunction with recent acquisition activity (approximately 30% of the increase).
Restructuring and acquisition charges were $30.7 million for the year, compared with $68.5 million in 2016. Charges in 2017 included (i) $21.6 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to our local, regional and/or global business operations, (ii) $7.2 million of costs incurred for pre-acquisition due diligence and post-acquisition integration activities, a result of our recent increase in acquisition activity and (iii) $1.9 million of net non-cash fair value adjustments relating to net increases to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2016 included (i) $28.0 million of severance and other employment-related charges, (ii) $20.5 million of costs incurred as part of pre-acquisition due diligence and post-acquisition integration activities and (iii) $20.0 million of net non-cash fair value adjustments and other charges to amounts recorded in purchase accounting, including the $6.5 million write-off of an indefinite-lived intangible asset associated with a legacy LaSalle acquisition.
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
Provision for Income Taxes
The provision for income taxes was $256.3 million in 2017, an increase of $138.5 million from the prior year, which resulted in a consolidated effective tax rate of 47.8%. The 2017 provision included an additional expense of $125.9 million, which represents (i) the Company's provisional estimate of the transition tax on deemed repatriated earnings of foreign subsidiaries and (ii) the net remeasurement of U.S. deferred tax assets and liabilities in response to the December 2017 enactment of the U.S. Tax Cuts and Jobs Act. Excluding this additional expense, our 2017 consolidated effective tax rate was 24.4%; the 2016 consolidated effective tax rate was 25.5%. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements for a further discussion of our effective tax rate, included in Item 8.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $276.0 million for the year, or $6.03 per diluted common share, compared with $329.3 million for 2016, or $7.23 per diluted common share. Net income margin attributable to common shareholders was 3.5% in 2017, down from 4.8% in the prior year. Adjusted EBITDA, which increased 11% from the prior year, was $770.7 million this year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 13.4% in USD (13.1% in local currency) for the current year, compared with 13.4% in 2016. Our profitability measures reflect strong performance in Americas and Asia Pacific, with notable contributions from transactional businesses, offset by performance in Integral, lower incentive and transaction fees in LaSalle, and continued increases to investments in data, technology and people.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue	$8,015.1	7,516.8	498.3	7%	7%
Reimbursements	(4,648.5)	(4,460.1)	(188.4)	4%	4
Revenue before reimbursements	$3,366.6	3,056.7	309.9	10%	10%
Gross contract costs	(521.0)	(554.0)	33.0	(6)	(6)
Net non-cash MSR and mortgage banking derivative activity	(15.7)	(23.5)	7.8	(33)	(33)
Fee Revenue	$2,829.9	2,479.2	350.7	14%	14%
Leasing	1,471.2	1,277.0	194.2	15	15
Capital Markets	456.6	403.8	52.8	13	13
Property & Facility Management	419.3	401.0	18.3	5	4
Project & Development Services	342.2	308.3	33.9	11	11
Advisory, Consulting and Other	140.6	89.1	51.5	58	57
Compensation, operating and administrative expenses excluding gross contract costs	2,397.6	2,132.4	265.2	12	12
Depreciation and amortization	97.5	84.3	13.2	16	15
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	2,495.1	2,216.7	278.4	13	12
Gross contract costs	521.0	554.0	(33.0)	(6)	(6)
Segment operating expenses, excluding reimbursed expenses	$3,016.1	2,770.7	245.4	9%	9%
Segment operating income	$350.5	286.0	64.5	23%	23%
Equity earnings	$(0.2)	1.3	(1.5)	n.m.	n.m.
Adjusted EBITDA	$430.2	347.0	83.2	24%	24%
Americas revenue and fee revenue expansion in 2017 was broad-based and led by strong U.S. Leasing performance in favorable market conditions, specifically the Northwest, New York, New England, Midwest and Atlanta markets. A particularly strong fourth quarter, reflecting an increase in average deal size and an increase in client demand to close transactions prior to year-end, contributed to our annual Leasing performance, up 15% from 2016. This compared favorably to U.S. market gross absorption, which increased 3% for 2017 according to JLL Research. In addition, the Advisory, Consulting and Other fee revenue increase reflected incremental contributions from Technology Solutions and the recently acquired U.S. valuations platform. Capital Markets reflected growth in multifamily originations and servicing as well as notable hotels investment sales activity. Project & Development Services growth was driven by expansion of existing client mandates together with new wins.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses in 2017 was attributable to (i) direct expenses which correlate with the revenue growth noted above and (ii) increased strategic investments for technology and data, including a replacement of our enterprise resource planning system.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 15.2% in USD and local currency in 2017, compared with 14.0% in 2016. The increase in profitability was driven by strong transactional business performance augmented by management initiatives to contain controllable expenses.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue	$3,075.0	2,447.6	627.4	26%	27%
Reimbursements	(471.9)	(352.0)	(119.9)	34	40
Revenue before reimbursements	$2,603.1	2,095.6	507.5	24%	25%
Gross contract costs	(1,038.7)	(757.7)	(281.0)	37	34
Fee Revenue	$1,564.4	1,337.9	226.5	17%	17%
Leasing	296.6	264.2	32.4	12	11
Capital Markets	448.4	376.2	72.2	19	18
Property & Facility Management	337.9	261.7	76.2	29	34
Project & Development Services	230.2	204.9	25.3	12	11
Advisory, Consulting and Other	251.3	230.9	20.4	9	9
Compensation, operating and administrative expenses excluding gross contract costs	1,469.2	1,234.8	234.4	19	24
Depreciation and amortization	44.6	37.4	7.2	19	23
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,513.8	1,272.2	241.6	19	23
Gross contract costs	1,038.7	757.7	281.0	37	34
Segment operating expenses, excluding reimbursed expenses	$2,552.5	2,029.9	522.6	26%	27%
Segment operating income	$50.6	65.7	(15.1)	(23)%	(45)%
Equity earnings	$0.3	(0.1)	0.4	n.m.	n.m.
Adjusted EBITDA	$97.8	108.9	(11.1)	(10)%	(23)%
EMEA achieved revenue and fee revenue growth across all services lines in 2017, led by Property & Facility Management. Integral contributed approximately half of EMEA’s overall revenue and fee revenue expansion. In addition, Capital Markets delivered strong performance, primarily from brokering client investment sales in the UK, Germany and Switzerland. The revenue and fee revenue expansion in Leasing was consistent with a 10% year-over-year increase in market leasing volumes according to JLL Research. Geographically, revenue and fee revenue growth in the segment was led by contributions from Integral in the UK as well as Germany.
Incremental operating expenses relating to Integral drove over half of the increase in segment operating expenses and segment fee-based operating expenses. In addition, the increase in expenses reflects revenue-related growth as well as continued increases to investments in data, technology and people.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 6.3% in USD (5.2% in local currency) for the year, compared with 8.1% in 2016. Strong transactional business performance in the UK and Continental Europe was offset by Integral, reflecting (i) the margin dilutive impact from the August 2016 acquisition date, (ii) over $20 million of contract losses, nearly $15 million from contracts terminated prior to year-end and (iii) investments and continued integration spend.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue	$3,007.3	2,618.7	388.6	15%	13%
Reimbursements	(1,347.9)	(1,248.3)	(99.6)	8	6
Revenue before reimbursements	$1,659.4	1,370.4	289.0	21%	20%
Gross contract costs	(650.7)	(495.7)	(155.0)	31	30
Fee Revenue	$1,008.7	874.7	134.0	15%	14%
Leasing	233.0	212.3	20.7	10	8
Capital Markets	203.3	155.6	47.7	31	30
Property & Facility Management	291.3	266.7	24.6	9	8
Project & Development Services	118.5	94.3	24.2	26	25
Advisory, Consulting and Other	162.6	145.8	16.8	12	10
Compensation, operating and administrative expenses excluding gross contract costs	869.4	768.5	100.9	13	12
Depreciation and amortization	22.1	17.3	4.8	28	27
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	891.5	785.8	105.7	13	13
Gross contract costs	650.7	495.7	155.0	31	30
Segment operating expenses, excluding reimbursed expenses	$1,542.2	1,281.5	260.7	20%	19%
Segment operating income	$117.2	88.9	28.3	32%	28%
Equity earnings	$3.2	1.1	2.1	n.m.	n.m.
Adjusted EBITDA	$142.4	107.3	35.1	33%	29%
Asia Pacific had revenue and fee revenue increases across all service lines. Property & Facility Management led growth in revenue, driven by organic expansion, while Capital Markets led fee revenue growth, reflecting notable contributions from large transactions in Japan and Greater China. The increase in Project & Development Services fee revenue was both organic and acquisition-related. Geographically, the increase in fee revenue was led by Greater China, Australia, Japan and Singapore.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses for the year generally corresponded with 2017 growth in the corresponding revenue metric.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.1% in USD (13.9% in local currency) for 2017, compared with 12.3% in 2016. The increase in profitability reflected robust organic growth, greater revenue contributions from higher margin transactional businesses, and strong cost management discipline.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2017	2016	U.S. dollars		Currency
Revenue	$355.8	408.1	(52.3)	(13)%	(12)%
Reimbursements	(17.5)	(20.2)	2.7	(13)	(13)
Revenue before reimbursements	$338.3	387.9	(49.6)	(13)%	(12)%
Gross contract costs	(5.1)	(5.4)	0.3	(6)	(5)
Fee Revenue	$333.2	382.5	(49.3)	(13)%	(12)%
Advisory fees	253.0	246.7	6.3	3	3
Transaction fees & other	23.3	39.9	(16.6)	(42)	(42)
Incentive fees	56.9	95.9	(39.0)	(41)	(40)
Compensation, operating and administrative expenses excluding gross contract costs	271.9	296.1	(24.2)	(8)	(7)
Depreciation and amortization	3.0	2.8	0.2	7	10
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	274.9	298.9	(24.0)	(8)	(7)
Gross contract costs	5.1	5.4	(0.3)	(6)	(5)
Segment operating expenses, excluding reimbursed expenses	$280.0	304.3	(24.3)	(8)%	(7)%
Segment operating income	$58.3	83.6	(25.3)	(30)%	(29)%
Equity earnings	$41.1	31.5	9.6	30%	30%
Adjusted EBITDA	$100.7	116.4	(15.7)	(13)%	(13)%
The decline in LaSalle revenue was due to lower incentive and transaction fees. Incentive fees in 2016 were primarily earned on opportunistic dispositions of real estate assets, while transaction fees in 2016 were a result of the successful January 2016 launch of the LaSalle Logiport REIT in Japan. The increase in advisory fees reflects approximately $7 million of catch-up advisory fees earned as a result of new equity commitments in established funds.
Equity earnings in both years were primarily driven by net valuation increases for investments in Europe and Asia.
The decrease in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses compared with 2016 reflects lower variable compensation expense as a result of the decrease in incentive and transaction fees.
Adjusted EBITDA margin was 30.2% in USD and local currency for 2017, compared with 30.4% in 2016.
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
Cash Flows from Operating Activities
During 2018, cash flows provided by operating activities were $604.1 million, a decrease of $194.6 million from $798.7 million in 2017. The decrease in cash provided by operating activities is driven by (i) an increase in reimbursable receivables net of reimbursable payables, reflecting growth of our outsourcing and project management businesses, (ii) net working capital changes as a result of our operational expansion, (iii) the results of implementing certain working capital management initiatives, including revamped cash collection efforts and payment term governance in 2017 and (iv) higher annual incentive compensation paid to employees in 2018 as compared with 2017, reflecting our performance in the previous annual periods. This was partially offset by the $212.2 million year-over-year increase in Net income.
During 2017, cash flows provided by operating activities were $798.7 million, an increase of $576.1 million from $222.6 million in 2016. This increase was driven by a year-over-year improvement in operating income, enhanced working capital management processes implemented in 2017, and lower incentive compensation paid to employees in 2017 compared with 2016, reflecting our 2016 performance compared with 2015.
Cash Flows from Investing Activities
In 2018, we used $280.4 million for investing activities, a $109.6 million increase from the $170.8 million used in 2017. The increase in cash used was driven by higher payments relating to (i) business acquisitions and (ii) property and equipment net capital additions (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries), partially offset by net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
In 2017, we used $170.8 million for investing activities, a $634.7 million decrease from the $805.5 million used in 2016. This decrease was primarily driven by a reduction in cash used for (i) payments relating to business acquisitions, (ii) property and equipment net capital additions (including acquisition of investment properties by consolidated less-than-wholly-owned subsidiaries) and (iii) net capital contribution/distribution activity related to investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Net cash used by financing activities was $141.3 million in 2018, compared with $623.5 million used in 2017. The net decrease of $482.2 million in cash used from financing activities reflects net payments made in 2017 to reduce the outstanding balance on our Facility to zero as of December 31, 2017. As the Facility was also zero as of December 31, 2018, cash used by financing activities in 2018 was lower, but reflected the continued strong cash flows from operations.
Net cash used by financing activities was $623.5 million in 2017, compared with $636.4 million provided by financing activities in 2016. This net change of $1.3 billion reflects net payments of $925.0 million under the Facility in 2017 compared to net borrowings of $689.0 million in 2016, partially offset by the receipt of $395.7 million of proceeds from the issuance of the Euro Notes in the second quarter of 2017. Greater cash flows from operating activities coupled with lower cash needs relating to investing activities in 2017 facilitated the year-over-year change in cash flows from financing activities.
Credit Facility
On May 17, 2018, we amended our $2.75 billion Facility, which improved pricing and extended the maturity date to May 17, 2023. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. As of December 31, 2017, we had no outstanding borrowings under the Facility outstanding letters of credit of $9.0 million. The average outstanding borrowings under the Facility were $364.1 million and $888.5 million during the years ended December 31, 2018 and 2017, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions.

Short-Term Borrowings
In addition to our Facility, we had the capacity to borrow up to an additional $61.5 million under local overdraft facilities as of December 31, 2018. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $32.7 million and $77.4 million as of December 31, 2018 and 2017, respectively, of which $17.0 million and $45.4 million as of December 31, 2018 and 2017, respectively, were attributable to local overdraft facilities.
See Note 10, Debt, of the Notes to Consolidated Financial Statements for additional information on our Facility, Short-term borrowings and Long-term debt included in Item 8.
Co-Investment Activity
As of December 31, 2018, we had total investments of $356.9 million in separate property or fund co-investments and real estate technology ventures. The substantial majority of co-investments relate to LaSalle. In 2018, funding of co-investments exceeded returns of capital by $6.9 million, whereas in 2017, return of capital exceeded funding of co-investments by $4.6 million. In 2016, net funding activity of $38.1 million was driven by our investment in the newly launched LaSalle Logiport REIT in Japan. We expect to continue to pursue strategic co-investment opportunities with our investment management clients across the globe as co-investment remains an important foundation to the continued growth of LaSalle's business. Separately, we plan to invest up to $100 million via our JLL Spark Global Venture Fund in proptech ventures.
See Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements for additional information on our co-investment activity, included in Item 8.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of December 31, 2018, we have 1,563,100 shares we remain authorized to repurchase under the current share repurchase program. We have made no share repurchases in the last three years under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions.
Our Board declared and we paid total annual dividends and dividend-equivalents of $0.82, $0.72 and $0.64 per common share in 2018, 2017 and 2016, respectively, including a semi-annual cash dividend of $0.41 per share in the fourth quarter of 2018. There can be no assurance dividends will be declared in the future since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by our Board of Directors.
Capital Expenditures
Capital expenditures, excluding those made by a consolidated VIE in which we held no equity interest, were $161.9 million, $151.4 million and $216.2 million in 2018, 2017 and 2016, respectively. Our capital expenditures are primarily for purchased and developed software, computer hardware and improvements to leased office space. The increase of capital expenditures compared with 2017 is primarily due to year-over-year increases in purchased and developed software as well as computer hardware. The decrease from 2016 to 2017 was primarily due to a reduction in cash spent on improvements to leased office space and a year-over-year decrease in computer hardware purchases.
Net property acquisitions and capital expenditures made by consolidated VIEs were $47.1 million, $2.3 million and $99.8 million in 2018, 2017 and 2016, respectively, of which $63.4 million in 2016 was attributable to two consolidated VIEs in which we held equity interests ranging between 20% and 25%, and the remainder attributable to a consolidated VIE in which we hold no equity interest. Refer to Note 5, Investments in Real Estate Ventures, of the Notes to the Consolidated Financial Statements for further information on our consolidated VIE investments, included in Item 8.
Business Acquisitions
In 2018, we paid $173.6 million for business acquisitions. This included $101.3 million of cash payments relating to 2018 acquisitions, and $72.3 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. This compares to the $69.4 million paid in 2017 and the $537.8 million paid in 2016. The notable decrease from 2016 to 2017 reflected the significant acquisition activity in 2016, which included the acquisition of Integral.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $62.3 million and $81.9 million on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2018, we had the potential to make earn-out payments for a maximum of $407.3 million (undiscounted) subject to the achievement of certain performance conditions. These earn-outs will come due at various times over the next six years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth. Refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements for further information on business acquisitions, included in Item 8.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2018 and 2017, we had total cash and cash equivalents of $480.9 million and $268.0 million, respectively, of which approximately $429.1 million and $198.9 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 6% of our total assets as of both December 31, 2018 and 2017.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2018.

($ in millions)	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$702.9	27.7	—	275.0	400.2
2. Interest on debt obligations	127.2	20.9	40.9	27.3	38.1
3. Business acquisition obligations	62.3	27.6	31.3	3.2	0.2
4. Lease obligations	890.9	167.8	285.4	180.4	257.3
5. Deferred compensation	52.2	6.1	36.5	9.6	—
6. Defined benefit plan obligations	171.9	15.4	32.0	33.7	90.8
7. Vendor and other purchase obligations	148.4	80.9	50.5	13.9	3.1
Total	$2,155.8	346.4	476.6	543.1	789.7
1. Debt Obligations. As of December 31, 2018, we had no outstanding borrowings under our Facility; we had outstanding borrowings of $17.0 million under our local overdraft facilities and $10.7 million related to overdrawn bank accounts. We had the ability to borrow up to $2.75 billion on the Facility with a maturity date in 2023. We had the capacity to borrow up to an additional $61.5 million under local overdraft facilities. In addition, we had $275.0 million of Notes due November 2022 and €350.0 million of Euro Notes, with €175.0 million of the Euro Notes due June 2027 and June 2029, respectively.
2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates and amounts outstanding as of December 31, 2018 and assuming each of our debt obligations is held to maturity. As of December 31, 2018, the annual interest rate on our Notes was 4.4%. As of December 31, 2018, the annual interest rates on our Euro Notes were 1.96% and 2.21% for the 10-year and 12-year notes, respectively.
3. Business Acquisition Obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2018, with the only condition on those payments being the passage of time.

The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2018, we had the potential to make earn-out payments on 54 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $407.3 million as of December 31, 2018. We anticipate these earn-out payments will come due at various times over the next six years assuming the achievement of the applicable performance conditions.
4. Lease Obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2018 was $34.9 million.
5. Deferred Compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2018, as well as service conditions expected to be satisfied in future periods.
The contractual obligations table above does not include a provision for deferred compensation plans, predominantly in the U.S., that allow employees to defer portions of their compensation. Generally, we invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. Such plans are recorded on the Consolidated Balance Sheets as of December 31, 2018 as Deferred compensation plan assets of $258.2 million and long-term deferred compensation liabilities, included in Deferred compensation, of $251.8 million.
6. Defined Benefit Plan Obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $7.8 million to our defined benefit pension plans in 2019.
7. Vendor and Other Purchase Obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
Other. We have unfunded capital commitments to LIC II, an unconsolidated joint venture that serves as a vehicle for our co-investment activity, and to direct investments for future fundings of co-investments in underlying funds, totaling a maximum of $240.6 million as of December 31, 2018. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table. However, in relation to this activity, we made capital contributions and advances to investments in real estate ventures of $58.8 million, $40.1 million and $96.4 million in 2018, 2017 and 2016, respectively.
For additional information on the contractual obligations presented above, see our discussion in Note 4, Business Combinations, Goodwill and Other Intangibles, Note 5, Investments in Real Estate Ventures, Note 7, Retirement Plans, Note 10, Debt and Note 11, Leases, in the Notes to Consolidated Financial Statements, included in Item 8.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $240.6 million as of December 31, 2018. See our discussion of unfunded commitments in Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements, included in Item 8.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2018, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 25, 2019

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in millions, except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$480.9	268.0
Trade receivables, net of allowances of $52.0 and $51.3	1,854.0	1,739.4
Notes and other receivables	363.0	385.3
Reimbursable receivables	1,540.5	1,263.3
Warehouse receivables	331.2	317.5
Short-term contract assets	314.7	178.4
Prepaid & other	321.7	389.1
Total current assets	5,206.0	4,541.0
Property and equipment, net of accumulated depreciation of $588.3 and $514.9	567.9	543.9
Goodwill	2,697.8	2,709.3
Identified intangibles, net of accumulated amortization of $169.8 and $165.9	336.9	305.0
Investments in real estate ventures, including $247.3 and $242.3 at fair value	356.9	376.2
Long-term receivables	199.0	164.7
Deferred tax assets, net	210.1	229.1
Deferred compensation plan	258.2	229.7
Other	192.7	155.5
Total assets	10,025.5	9,254.4
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,261.4	993.1
Reimbursable payables	1,090.7	1,022.6
Accrued compensation & benefits	1,604.5	1,419.1
Short-term borrowings	32.7	77.4
Short-term contract liabilities and deferred income	190.4	155.4
Short-term acquisition-related obligations	78.5	80.1
Warehouse facilities	317.9	309.2
Other	185.7	256.8
Total current liabilities	4,761.8	4,313.7
Credit facility, net of debt issuance costs of $15.9 and $15.3	(15.9)	(15.3)
Long-term debt, net of debt issuance costs of $3.7 and $4.3	671.5	690.6
Deferred tax liabilities, net	32.7	63.2
Deferred compensation	277.8	259.0
Long-term acquisition-related obligations	175.8	228.9
Other	387.3	332.3
Total liabilities	6,291.0	5,872.4
Redeemable noncontrolling interest	—	3.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,599,418 and 45,373,817 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,057.3	1,037.6
Retained earnings	3,095.7	2,649.0
Shares held in trust	(5.8)	(5.9)
Accumulated other comprehensive loss	(456.2)	(341.1)
Total Company shareholders' equity	3,691.5	3,340.1
Noncontrolling interest	43.0	38.1
Total equity	3,734.5	3,378.2
Total liabilities and equity	10,025.5	9,254.4
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions, except share and per share data)	2018	2017	2016
Revenue:
Revenue before reimbursements	$9,089.5	7,967.4	6,910.6
Reimbursements	7,228.9	6,485.8	6,080.6
Total revenue	$16,318.4	14,453.2	12,991.2
Operating expenses:
Compensation and benefits	5,206.8	4,622.4	4,040.5
Operating, administrative and other	2,950.9	2,601.2	2,204.1
Reimbursed expenses	7,228.9	6,485.8	6,080.6
Depreciation and amortization	186.1	167.2	141.8
Restructuring and acquisition charges	38.8	30.7	68.5
Total operating expenses	15,611.5	13,907.3	12,535.5
Operating income	706.9	545.9	455.7
Interest expense, net of interest income	51.1	56.2	45.3
Equity earnings from real estate ventures	32.8	44.4	33.8
Other income	17.4	1.7	19.5
Income before income taxes and noncontrolling interest	706.0	535.8	463.7
Provision for income taxes	214.3	256.3	117.8
Net income	491.7	279.5	345.9
Net income attributable to noncontrolling interest	7.2	3.1	16.2
Net income attributable to the Company	484.5	276.4	329.7
Dividends on unvested common stock, net of tax benefit	0.4	0.4	0.4
Net income attributable to common shareholders	$484.1	276.0	329.3
Basic earnings per common share	$10.64	6.09	7.29
Basic weighted average shares outstanding (in 000's)	45,517	45,316	45,154
Diluted earnings per common share	$10.54	6.03	7.23
Diluted weighted average shares outstanding (in 000's)	45,931	45,758	45,528
Net income attributable to the Company	$484.5	276.4	329.7
Change in pension liabilities, net of tax	3.1	8.2	(32.9)
Foreign currency translation adjustments	(118.2)	202.0	(182.1)
Comprehensive income attributable to the Company	$369.4	486.6	114.7
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in millions, except share and per share data)	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2015	45,049,503	$0.5	986.6	2,044.2	(6.2)	(336.3)	29.5	$2,718.3
Net income (1)	—	—	—	329.7	—	—	16.1	345.8
Shares issued under stock compensation programs	225,255	—	1.6	—	—	—	—	1.6
Shares repurchased for payment of taxes on stock awards	(60,926)	—	(7.0)	—	—	—	—	(7.0)
Tax adjustments due to vestings and exercises	—	—	1.2	—	—	—	—	1.2
Amortization of stock-based compensation	—	—	30.1	—	—	—	—	30.1
Cumulative effect from adoption of new accounting for revenue prior to 2016	—	—	—	62.5	—	—	—	62.5
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Dividends paid, $0.64 per share	—	—	—	(29.4)	—	—	—	(29.4)
Change in pension liabilities, net of tax	—	—	—	—	—	(32.9)	—	(32.9)
Foreign currency translation adjustments	—	—	—	—	—	(182.1)	—	(182.1)
Net increase in amount attributable to noncontrolling interest	—	—	—	—	—	—	(20.6)	(20.6)
Acquisition of redeemable noncontrolling interest	—	—	0.8	—	—	—	—	0.8
December 31, 2016	45,213,832	$0.5	1,013.3	2,407.0	(6.0)	(551.3)	25.0	$2,888.5
Net income (1)	—	—	—	276.4	—	—	3.2	279.6
Shares issued under stock compensation programs	216,831	—	3.6	—	—	—	—	3.6
Shares repurchased for payment of taxes on stock awards	(56,846)	—	(6.6)	—	—	—	—	(6.6)
Amortization of stock-based compensation	—	—	24.9	—	—	—	—	24.9
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.72 per share	—	—	—	(33.1)	—	—	—	(33.1)
Change in pension liabilities, net of tax	—	—	—	—	—	8.2	—	8.2
Foreign currency translation adjustments	—	—	—	—	—	202.0	—	202.0
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.9	9.9
Acquisition of redeemable noncontrolling interest	—	—	1.1	—	—	—	—	1.1
December 31, 2017	45,373,817	$0.5	1,037.6	2,649.0	(5.9)	(341.1)	38.1	$3,378.2
Net income	—	—	—	484.5	—	—	7.2	491.7
Shares issued under stock-based compensation programs	308,843	—	2.9	—	—	—	—	2.9
Shares repurchased for payment of taxes on stock-based compensation	(83,242)	—	(12.4)	—	—	—	—	(12.4)
Amortization of stock-based compensation	—	—	26.8	—	—	—	—	26.8
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.82 per share	—	—	—	(37.8)	—	—	—	(37.8)
Change in pension liabilities, net of tax	—	—	—	—	—	3.1	—	3.1
Foreign currency translation adjustments	—	—	—	—	—	(118.2)	—	(118.2)
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(2.3)	(2.3)
Acquisition of redeemable noncontrolling interest	—	—	2.4	—	—	—	—	2.4
Balances at December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
(1) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.1) million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2018	2017	2016
Cash flows provided by operating activities:
Net income	$491.7	279.5	345.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	186.1	167.2	141.8
Equity earnings from real estate ventures	(32.8)	(44.4)	(33.8)
Loss (gain) on the disposition of assets	(12.9)	3.5	(10.3)
Distributions of earnings from real estate ventures	59.5	30.3	30.9
Provision for loss on receivables and other assets	18.8	26.3	21.3
Amortization of stock-based compensation	26.8	24.9	30.1
(Gains) losses on mortgage servicing rights and derivatives	(1.2)	10.1	(23.5)
Accretion of interest and amortization of debt issuance costs	4.9	6.2	7.8
Other, net	(17.1)	(20.7)	20.0
Change in:
Receivables	(229.5)	(203.7)	(238.8)
Reimbursable receivables and reimbursable payables	(215.6)	(34.5)	(40.3)
Prepaid expenses and other assets	(229.2)	(114.5)	(71.6)
Deferred tax assets, net	(25.2)	(44.0)	8.4
Accounts payable and accrued liabilities	372.4	435.7	24.7
Accrued compensation	207.4	276.8	10.0
Net cash provided by operating activities	604.1	798.7	222.6
Cash flows used in investing activities:
Net capital additions – property and equipment	(161.9)	(151.4)	(216.2)
Acquisition of investment properties (less than wholly-owned)	(47.1)	(2.3)	(99.8)
Proceeds from the sale of assets (less than wholly-owned)	32.8	—	34.0
Business acquisitions, net of cash acquired	(101.3)	(18.7)	(483.9)
Capital contributions to real estate ventures	(58.8)	(40.1)	(96.4)
Distributions of capital from real estate ventures	51.9	44.7	58.3
Other, net	4.0	(3.0)	(1.5)
Net cash used in investing activities	(280.4)	(170.8)	(805.5)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of senior notes	—	395.7	—
Proceeds from borrowings under credit facility	3,145.0	3,072.0	3,145.0
Repayments of borrowings under credit facility	(3,145.0)	(3,997.0)	(2,456.0)
Payments of deferred business acquisition obligations and earn-outs	(57.1)	(47.0)	(53.9)
Shares repurchased for payment of employee taxes on stock awards	(12.4)	(6.6)	(7.0)
Common stock issued under compensation plans including tax benefit	2.9	3.6	2.8
Payment of dividends	(37.8)	(33.1)	(29.4)
Noncontrolling interest contributions, net	3.6	7.5	11.3
Other, net	(40.5)	(18.6)	23.6
Net cash (used in) provided by financing activities	(141.3)	(623.5)	636.4
Effect of currency exchange rate changes on cash and cash equivalents	(19.9)	13.3	(7.0)
Net change in cash and cash equivalents	162.5	17.7	46.5
Cash and cash equivalents, beginning of the year	471.7	454.0	407.5
Cash and cash equivalents, end of the year	$634.2	471.7	454.0
Supplemental disclosure of cash flow information:
Restricted cash, end of the year	$153.3	203.7	195.5
Cash paid during the year for:
Interest	$49.2	47.6	34.8
Income taxes, net of refunds	153.4	144.7	143.6
Non-cash activities:
Business acquisitions, contingent consideration	$11.6	11.5	103.3
Capital leases	3.7	4.1	9.8
Deconsolidation of investment properties (less than wholly-owned)	—	—	63.4
Deferred business acquisition obligations	3.9	1.8	62.7
Deconsolidation of noncontrolling interest and related debt	—	—	65.2
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 90,000 employees, including approximately 42,200 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and corporate facility management services, with a managed portfolio of approximately 4.6 billion square feet worldwide as of December 31, 2018. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with approximately $60.5 billion of assets under management (unaudited) as of December 31, 2018.
The following table shows the revenue for the major product categories into which we group these services.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Real Estate Services:
Leasing	$2,372.1	2,051.9	1,798.4
Capital Markets	1,145.4	1,149.4	980.1
Property & Facility Management	8,782.8	7,821.3	7,136.5
Project & Development Services	2,669.0	2,344.5	2,070.3
Advisory, Consulting and Other	815.2	730.3	597.8
LaSalle	533.9	355.8	408.1
Total revenue	$16,318.4	14,453.2	12,991.2
We work for a broad range of clients representing a wide variety of industries in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities looking to outsource real estate services. We provide real estate investment management services on a global basis for both public and private assets through LaSalle. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.

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
When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and certain partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" dictates the accounting treatment. We identify the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform the primary beneficiary analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE at fair value or under the equity method, based upon an election made at the time of investment.

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

($ in millions)
Redeemable noncontrolling interests as of December 31, 2015	$11.1
Acquisition of redeemable noncontrolling interest (1)	(3.6)
Net income	0.1
Impact of exchange rate movements	(0.8)
Redeemable noncontrolling interests as of December 31, 2016	6.8
Acquisition of redeemable noncontrolling interest (1)	(3.5)
Net loss	(0.1)
Impact of exchange rate movements	0.6
Redeemable noncontrolling interests as of December 31, 2017	3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of December 31, 2018	$—
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $2.3 million, $1.1 million, and $0.8 million representing the difference between the redemption value and the carrying value of the acquired interest as of December 31, 2018, 2017, and 2016, respectively.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, reimbursable receivables, warehouse receivables, investments in real estate ventures, goodwill, intangible assets, derivative financial instruments, other long-lived assets, earn-out liabilities, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.
These estimates and assumptions are based on management's best estimate and judgment. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency exchange rate fluctuations can increase the uncertainty in such estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material.
Revenue Recognition
We earn revenue from the following:

•	Leasing;

•	Capital Markets;

•	Property & Facility Management;

•	Project & Development Services;

•	Advisory, Consulting and Other; and

•	LaSalle.
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement, which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g. tenant occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be “normal course of business” and, therefore, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of a future event(s) uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized in a period had previously been constrained.
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions, and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as activities related to mortgage servicing rights ("MSR" or "MSRs"), loan origination fees and servicing income - are excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606"). Such out-of-scope revenue was $135.8 million, $126.9 million, and $104.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Although we are principal in limited situations, we generally act as agent on behalf of our Property Management clients in relation to third-party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we arrange, but do not control, the services provided by third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of clients, along with the corresponding revenue, are presented net on our Consolidated Statements of Comprehensive Income.
Facility Management primarily provides comprehensive, on-site day-to-day real estate management services to corporations and institutions across a broad range of industries that outsource the management of the real estate they occupy, representing a series of daily performance obligations delivered over time. Pricing generally includes a management fee and, in many instances, an incentive fee or other form of variable consideration.

Although we may act as agent on behalf of our clients with respect to certain mandates, we generally act as principal for our Facility Management contracts with respect to third-party vendors and subcontractors engaged to deliver operational services to our clients' facilities. In these situations, we control the services provided by such third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the costs incurred on behalf of our clients, along with the corresponding reimbursement revenue, are presented gross on our Consolidated Statements of Comprehensive Income.
Project & Development Services
Project & Development Services provides short-term construction-related services ranging from general contracting to project management for owners and occupiers of real estate. Depending on the terms of our engagement, our performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. Our obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, we recognize revenue over time, generally using input measures (e.g. to-date costs incurred relative to total estimated costs at completion). Typically, we are entitled to consideration at distinct milestones over the term of an engagement.
For certain contracts where we assume responsibility for completing a project, we control the services provided by third-party vendors and subcontractors prior to transfer of the assets to the client. In these situations, the costs incurred on behalf of clients, along with the associated reimbursement revenue are presented gross on our Consolidated Statements of Comprehensive Income. For situations in which we act as agent on behalf of clients, costs incurred and the associated revenue are presented net on our Consolidated Statements of Comprehensive Income.
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
LaSalle
LaSalle provides real estate investment management services to clients and earns consideration in the form of advisory fees, transaction fees and incentive fees. Typically, our performance obligation is to manage clients’ capital for a specified period of time and is delivered as a series of daily performance obligations over time. Revenue recognition for transaction and incentive fees is generally constrained until all contingencies have cleared due to the possibility of a significant reversal until completion of the events necessary to realize the associated consideration. Substantially all incentive fees recognized as revenue were previously constrained.
Contract Costs
Expenses, primarily employee commissions, incurred on leasing and capital markets transactions represent substantially all our incremental costs to obtain revenue contracts. We apply the applicable practical expedient offered by ASC Topic 606 when the amortization period is one year or less and, therefore, recognize these costs as an operating expense as they are incurred.
We also incur costs to fulfill revenue contracts, primarily related to transition costs incurred prior to delivering Property & Facility Management services. These costs are not expensed as incurred but are deferred and amortized as an operating expense over the expected life of the contract in accordance with the transfer of related services. These deferred costs are assessed periodically for impairment.
Contract Assets
Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2018 and December 31, 2017, we had $396.2 million and $236.0 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Consolidated Balance Sheets.

Contract Liabilities
Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of December 31, 2018 and December 31, 2017, we had $98.9 million and $73.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as property and facility management contracts and LaSalle advisory contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Financing Receivables
We account for Trade receivables, Notes and other receivables, Long-term receivables, Reimbursable receivables, and Warehouse receivables as financing receivables.
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $531.4 million and $505.6 million as of December 31, 2018 and 2017, respectively.
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate includes specific amounts for which payment has become unlikely. We also base this estimate on historical experience combined with a review of current developments and client credit quality. The process by which we calculate the allowance begins with the individual business units where specific accounts for which collectability is uncertain are identified and reserved as part of an overall reserve that is formulaic and driven by the age profile of the receivables and our historical experience. We then review these allowances on a quarterly basis to ensure they are appropriate. After all collection efforts have been exhausted by management, the outstanding balance considered not collectible is written off against the allowance.
The following table details the changes in the allowance for uncollectible receivables.

($ in millions)	2018	2017	2016
Allowance as of January 1,	$51.3	37.1	23.2
Charged to income	18.8	26.3	21.3
Write-off of uncollectible receivables	(13.9)	(14.2)	(7.6)
Reserves acquired from acquisitions	—	—	0.3
Impact of exchange rate movements and other	(4.2)	2.1	(0.1)
Allowance as of December 31,	$52.0	51.3	37.1

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
Reimbursable Receivables
We recognize Reimbursable receivables for costs incurred on behalf of clients, primarily while performing Property & Facility Management services. These costs include direct reimbursements, primarily payroll and third-party vendor and subcontractor costs. As our clients are contractually obligated to reimburse us for these costs, we only record an allowance based on specific identification of an uncollectible reimbursable receivable. Reimbursable receivables relate to our Reimbursable payables, which are typically satisfied on a pay-when-paid basis.
Warehouse Receivables
We classify Warehouse receivables as held-for-sale as they represent originated mortgage loans for which we have simultaneously executed commitments to sell to a third-party investor, primarily the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac). These loans (also referred to as "Warehouse receivables") are funded directly to borrowers by our warehouse facilities and are generally repaid within a 45-day period after origination when the third-party investor buys the loan(s); upon surrender of control over each loan, we account for the transfer as a sale. Warehouse receivables are measured and reported at fair value in accordance with our entity-wide election of the fair value option. As such, increases or decreases in the fair value of loans (originated after this election) are recognized as Revenue on the Consolidated Statements of Comprehensive Income. Historically, we have not experienced credit quality deterioration or balances considered uncollectible with respect to our Warehouse receivables.
We generally retain certain servicing rights upon sale of the mortgage loan (refer to the Mortgage Servicing Rights section below). We typically retain no exposure for credit losses on loans subsequent to sale, except for loans under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program. See Note 13, Commitments and Contingencies, for additional information on the risk of loss retained related to DUS program loans.
Contractually specified servicing fees related to sold warehouse receivables were $49.6 million, $43.3 million and $37.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record mortgage servicing rights ("MSR" or "MSRs") based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2018 and 2017, we had $193.8 million and $186.7 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets.
We amortize servicing rights over the estimated period that net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights (generally during only the last six months of loan term given the punitive contractual terms of any earlier prepayment), there have been no instances of impairment during the three-year period ended December 31, 2018. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $246.8 million and $220.1 million as of December 31, 2018 and 2017, respectively.
See Note 4, Business Combinations, Goodwill and Other Intangibles for additional information on MSRs.
Restricted Cash
Restricted cash primarily consists of cash amounts set aside to satisfy legal or contractual requirements arising in the normal course of business. We are restricted in our ability to withdraw these funds other than for their specified use. Restricted cash was included in Prepaid and other current assets on the Consolidated Balance Sheets.
Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software development when incurred during the application development phase.
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2018.
We calculate depreciation on property and equipment for financial reporting purposes by using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017 and 2016 was $156.5 million, $136.0 million, and $117.7 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2018, for each of these asset categories.

	December 31,
($ in millions)	2018	2017	Depreciable Life
Furniture, fixtures and equipment	$98.7	96.7	3 to 13 years
Computer equipment and software	683.6	635.1	2.5 to 10 years
Leasehold improvements	274.0	260.6	1 to 10 years
Other (1)	99.9	66.4	1 to 30 years
Total	1,156.2	1,058.8
Less: Accumulated depreciation	588.3	514.9
Net property and equipment	$567.9	543.9
(1) Other includes certain assets, such as land, which are not depreciated.
Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the majority of businesses we have acquired, we have recognized significant goodwill and intangible assets resulting from these acquisitions. Intangible assets are initially recorded at their respective acquisition date fair values and amortized on a straight-line basis over their estimated useful lives. They primarily represent management contracts and customer backlogs acquired as part of our acquisitions.
We evaluate goodwill for impairment at least annually. We define our four reporting units as the three geographic regions of RES: (i) Americas, (ii) Europe, Middle East and Africa ("EMEA") and (iii) Asia Pacific; and (iv) LaSalle.
We have considered qualitative and quantitative factors while performing our annual impairment test of goodwill and determined it is not more-likely-than-not that the fair value of all our reporting units are less than their respective carrying values. In performing our assessments, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.

In addition to our annual impairment evaluation, we evaluated whether events or circumstances have occurred in the period subsequent to our annual impairment testing and determined it is not more-likely-than-not that the fair value of all our reporting units are less than their respective carrying values. It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions deteriorate. We will continue to monitor the relationship between our market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected earnings and cash flows sufficient to support the carrying values of the net assets of their respective businesses.
We evaluate our Identified intangibles for impairment annually or more frequently if other events or circumstances indicate the carrying value may be impaired.
See Note 4, Business Combinations, Goodwill and Other Intangibles, for additional information on business combinations, goodwill and other intangible assets.
Investments in Real Estate Ventures
We invest in certain ventures that primarily own and operate commercial real estate on a global basis across a wide array of sectors including retail, residential and office. Historically, these investments have primarily been co-investments in funds our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of equity ownership interests generally ranging from less than 1% to 10% of the respective ventures and, based upon investment-specific objectives, have generally included five to nine-year investment periods. Typically, our investments in real estate ventures are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life. When in place, such restrictions are a result of our role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments at fair value utilizing information provided by investees, however, as further discussed below, we report certain of our investments under the equity method.
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
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") are an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and one or more performance measures, including (i) performance conditions (e.g. achievement against earnings per share targets) and (ii) for certain awards, a market condition (e.g. total shareholder return performance against a peer group). We determine the fair value of PSUs based on the closing market price of our common stock on the grant date taking into consideration the likelihood of achieving each performance condition and the market condition valuation, as applicable, based on the output of Monte Carlo simulations.
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
See Note 6, Share-Based Compensation, for additional information on our stock-based compensation plans.
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
See Note 8, Income Taxes, for additional information on income taxes.

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2018.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2018, in part due to the short-term nature of these contracts.
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
See Note 9, Fair Value Measurements, for additional information on derivative financial instruments.
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
See Note 15, Accumulated Other Comprehensive Income (Loss), for additional information on the components of Accumulated other comprehensive loss.
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2018 and 2017, we had net foreign currency losses of $4.1 million and $4.8 million, respectively. For the year ended December 31, 2016, we had a net foreign currency gain of $6.2 million.
The effect of foreign currency exchange rate changes on Cash and cash equivalents is presented as a separate caption in the Consolidated Statements of Cash Flows.
Cash Held for Others
We manage significant amounts of cash and cash equivalents in our role as agent for certain of our investment, facility management and property management clients. We do not include such amounts on the Consolidated Balance Sheets.
Taxes Collected from Clients and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is based on a revenue or transaction value (i.e., sales, use and value-added taxes) on a net basis, excluded from revenue, and recorded as current liabilities until paid.

Commitments and Contingencies
We are subject to various claims and contingencies related to disputes, lawsuits and taxes as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We recognize the liability associated with a loss contingency when a loss is probable and estimable.
See Note 13, Commitments and Contingencies, for additional information on commitments and contingencies.
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
See Note 6, Share-Based Compensation, for additional information on our stock-based compensation plans.
New Accounting Standards
Recently adopted accounting guidance
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the employer service cost component from the other components of net periodic pension cost. The primary impact for JLL is the requirement to present the components of net periodic pension cost that do not represent the employer service cost outside of the subtotal "Operating income" on the Consolidated Statements of Comprehensive Income. As full retrospective application is required, we recast our comparative information, reclassifying the components of net periodic pension cost, other than the employer service cost component, from Compensation and benefits expense to Other income on the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2017 and 2016, the amounts reclassified were benefits of $1.7 million and $6.3 million, respectively. The adoption of ASU 2017-07 had no impact on our Consolidated Balance Sheets or Consolidated Statements of Cash Flows. Refer to the table below for the impact of adopting this ASU on our comparative Consolidated Statement of Comprehensive Income.
Effective January 1, 2018, we adopted ASU No. 2016-18, Restricted Cash, which addresses classification and presentation of changes in restricted cash on the statement of cash flows. Specifically, this ASU requires a statement of cash flows to explain the changes during the period in cash, cash equivalents, and amounts reported as restricted cash or restricted cash equivalents. The primary effect of the adoption was the inclusion of restricted cash along with cash and cash equivalents in reconciling the beginning and ending total amounts shown on the Consolidated Statements of Cash Flows. We adopted this ASU on a full retrospective basis. Restricted cash is included in Prepaid and other current assets on the Consolidated Balance Sheets.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers; in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and together with ASU No. 2014-09 (collectively the "ASUs"), amends and comprises ASC Topic 606. These ASUs, and other related ASUs, replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP"). Effective January 1, 2018, we adopted ASC Topic 606 on a full retrospective basis.
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

Implementation of the updated principal versus agent considerations in ASC Topic 606 resulted in a significant increase to the proportion of our Property & Facility Management and Project & Development Services contracts presented on a gross basis (hereafter “gross contracts”). Under the previous principal versus agent framework, our evaluations for presentation of a service contract contemplated both performance and payment risk. Contractual provisions with clients and third-party vendors and subcontractors, such as “pay-when-paid”, that substantially mitigate our payment risk with respect to on-site personnel and other expenses incurred on our clients’ behalf have historically resulted in the majority of our service contracts being presented on a net basis. However, within ASC Topic 606, payment risk is not an evaluation factor; instead, control of the service before transfer to the customer is the focal point of current principal versus agent assessments. As a result, we determined that costs associated with all client-dedicated JLL personnel, even when directly reimbursed by clients, and arrangements where we control the services provided by a third-party prior to the transfer to the customer will now be presented on a gross basis. The incremental expenses and corresponding revenue recognized as a result of the adoption of the new principal versus agent framework are presented in new financial statement captions, Reimbursed expenses and Reimbursements, respectively, in our Consolidated Statements of Comprehensive Income. We have reclassified reimbursable activity in our comparative financial statements.
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
The impact of adopting new accounting pronouncements on a retrospective basis to the Consolidated Balance Sheet as of December 31, 2017, and Consolidated Statement of Comprehensive Income for the years ended December 31, 2017 and 2016, were as follows (for impacted financial statement captions):

(in millions)	Original Published December 31, 2017	Adjustment due to ASC Topic 606	As Restated December 31, 2017
Assets
Trade receivables, net of allowances(1)	$2,118.1	(378.7)	$1,739.4
Note and other receivables(1)	393.6	(8.3)	385.3
Reimbursable receivables	n/a	1,263.3	1,263.3
Short-term contract assets	n/a	178.4	178.4
Prepaid & other current assets(2)	257.7	131.4	389.1
Long-term receivables	168.6	(3.9)	164.7
Other assets	97.8	57.7	155.5
Liabilities and equity
Accounts payable and accrued liabilities(1)	$1,011.6	(18.5)	$993.1
Reimbursable payables	n/a	1,022.6	1,022.6
Accrued compensation & benefits	1,309.0	110.1	1,419.1
Short-term contract liabilities and deferred income(1)	158.9	(3.5)	155.4
Other current liabilities(1)	263.8	(7.0)	256.8
Deferred tax liabilities, net	23.9	39.3	63.2
Retained earnings	2,552.8	96.2	2,649.0
Accumulated other comprehensive (loss) income	(341.8)	0.7	(341.1)
(1) Adjustments in these captions reflect reclassifications to new financial statement captions, Reimbursable receivables and Reimbursable payables.
(2) Adjustments in this caption reflect an increase to restricted cash held on behalf of clients for contracts now presented on a gross basis.

(in millions)	Original Published Year ended December 31, 2017	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Year ended December 31, 2017
Revenue
Revenue before reimbursements(1)	$7,932.4	35.0	—	$7,967.4
Reimbursements(1)	n/a	6,485.8	—	6,485.8
Total revenue	7,932.4	6,520.8	—	14,453.2
Operating expenses
Compensation and benefits(1)	4,572.2	48.5	1.7	4,622.4
Operating, administrative and other(1)	2,625.4	(24.2)	—	2,601.2
Reimbursed expenses(1)	n/a	6,485.8	—	6,485.8
Operating income	536.9	10.7	(1.7)	545.9
Other income	—	—	1.7	1.7
Provision for income taxes	267.8	(11.5)	—	256.3
Net income	257.3	22.2	—	279.5
Basic earnings per common share	$5.60	0.49	—	$6.09
Diluted earnings per common share	$5.55	0.48	—	$6.03
(1) Included in "Adjustments due to ASC Topic 606" is $56.8 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.

(in millions)	Original Published Year ended December 31, 2016	Adjustment due to ASC Topic 606	Adjustment due to ASU 2017-07	As Restated Year ended December 31, 2016
Revenue
Revenue before reimbursements(1)	$6,803.8	106.8	—	$6,910.6
Reimbursements(1)	n/a	6,080.6	—	6,080.6
Total revenue	6,803.8	6,187.4	—	12,991.2
Operating expenses
Compensation and benefits(1)	3,983.1	51.1	6.3	4,040.5
Operating, administrative and other(1)	2,169.8	34.3	—	2,204.1
Reimbursed expenses(1)	n/a	6,080.6	—	6,080.6
Operating income	440.6	21.4	(6.3)	455.7
Other income	13.3	(0.1)	6.3	19.5
Provision for income taxes	108.0	9.8	—	117.8
Net income	334.4	11.5	—	345.9
Basic earnings per common share	$7.04	0.25	—	$7.29
Diluted earnings per common share	$6.98	0.25	—	$7.23
(1) Included in "Adjustments due to ASC Topic 606" is $60.2 million representing the reclassification of historical reimbursed expenses and the corresponding reimbursement revenue into new financial statement captions, Reimbursements and Reimbursed expenses.
The cumulative impact to our retained earnings and Consolidated Statement of Comprehensive Income includes certain direct expenses, such as accrued commissions and deferred income taxes, resulting from the changes in accounting principle in accordance with ASC Topic 250, which partially offset the impact of the acceleration of revenue. Refer to the Consolidated Statement of Changes in Equity for the cumulative impact to our retained earnings from the adoption of ASC Topic 606, as of January 1, 2016.

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
The adoption of ASC Topic 842 will result in the recognition of additional balances on the Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with operating leases for the corporate real estate we occupy around the globe. The balance of our lease population comprises vehicle and other equipment leases. As of December 31, 2018, we have substantially completed the identification of our real estate and non-real estate leases population, compiled and calculated the relevant inputs to derive ASC Topic 842's impact, and are assessing the functionality of our selected technology to facilitate ongoing compliance and designing post-implementation processes and associated internal controls. We intend to elect certain practical expedients permitted under ASC Topic 842's transition guidance, such as the practical expedients to not reassess lease classification, lease term or initial direct costs for the existing lease portfolio, as well as to not separate lease and non-lease components. Based upon current evaluations, we expect to recognize additional assets and liabilities upon implementation of ASC Topic 842 ranging from $650 million to $700 million to reflect right-of-use assets and lease liabilities as of January 1, 2019. However, because our evaluations are ongoing, the expected impact associated with the implementation of ASC Topic 842 is subject to change. Our disclosures related to leases will expand to comply with the requirements of ASC Topic 842; we continue to evaluate other effects ASC Topic 842 will have on our financial statements and related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which updates the disclosure requirements in Topic 820 by removing, adding and modifying certain disclosure requirements for fair value measurements. This ASU is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In addition, entities have the option to partially adopt ASU No. 2018-13 with respect to any subset of removed or modified disclosures and defer the adoption of additive disclosures and any remaining disclosures not early adopted. In the fourth quarter of 2018, we adopted the portion of the ASU No. 2018-13 relating to eliminated disclosure requirements, but deferred the adoption of modified and additive disclosure requirements; we expect the remaining aspects of this ASU will not have a material impact on our fair value disclosures.
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
(2) EMEA and
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
For segment reporting, (a) gross contract costs and (b) net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margins and performance. Refer to Results of Operations, included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a full description of gross contract costs. In addition, our measure of segment results excludes Restructuring and acquisition charges.
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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity and (c) Restructuring and acquisition charges. As of December 31, 2018, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer
• Global Chief Financial Officer
• Chief Executive Officers of each of our four business segments
• Global Chief Administrative Officer
• Global Chief Executive Officer of Corporate Solutions
• Global Head of Capital Markets

Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Americas - Real Estate Services
Leasing	$1,754.1	1,510.1	1,311.5
Capital Markets	500.3	473.0	428.0
Property & Facility Management	5,142.2	4,503.5	4,475.0
Project & Development Services	1,301.7	1,242.8	1,104.4
Advisory, Consulting and Other	342.7	285.7	197.9
Revenue	9,041.0	8,015.1	7,516.8
Reimbursements	(5,164.7)	(4,648.5)	(4,460.1)
Revenue before reimbursements	3,876.3	3,366.6	3,056.7
Gross contract costs	(652.9)	(521.0)	(554.0)
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)	(23.5)
Fee revenue	3,215.1	2,829.9	2,479.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	3,345.3	2,918.6	2,686.4
Depreciation and amortization	109.1	97.5	84.3
Segment operating expenses, excluding reimbursed expenses	3,454.4	3,016.1	2,770.7
Gross contract costs	(652.9)	(521.0)	(554.0)
Fee-based segment operating expenses	2,801.5	2,495.1	2,216.7
Segment operating income	$421.9	350.5	286.0
Equity earnings (losses)	0.8	(0.2)	1.3
Segment income	$422.7	350.3	287.3

EMEA - Real Estate Services
Leasing	$333.0	303.6	270.0
Capital Markets	464.1	465.1	390.0
Property & Facility Management	1,482.2	1,342.7	881.1
Project & Development Services	920.3	691.1	659.7
Advisory, Consulting and Other	295.4	272.5	246.8
Revenue	3,495.0	3,075.0	2,447.6
Reimbursements	(677.5)	(471.9)	(352.0)
Revenue before reimbursements	2,817.5	2,603.1	2,095.6
Gross contract costs	(1,108.0)	(1,038.7)	(757.7)
Fee revenue	1,709.5	1,564.4	1,337.9
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	2,689.7	2,507.9	1,992.5
Depreciation and amortization	50.8	44.6	37.4
Segment operating expenses, excluding reimbursed expenses	2,740.5	2,552.5	2,029.9
Gross contract costs	(1,108.0)	(1,038.7)	(757.7)
Fee-based segment operating expenses	1,632.5	1,513.8	1,272.2
Segment operating income	$77.0	50.6	65.7
Equity earnings (losses)	—	0.3	(0.1)
Segment income	$77.0	50.9	65.6

Continued: Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Asia Pacific - Real Estate Services
Leasing	$285.0	238.2	216.9
Capital Markets	181.0	211.3	162.1
Property & Facility Management	2,158.4	1,975.1	1,780.4
Project & Development Services	447.0	410.6	306.2
Advisory, Consulting and Other	177.1	172.1	153.1
Revenue	3,248.5	3,007.3	2,618.7
Reimbursements	(1,369.2)	(1,347.9)	(1,248.3)
Revenue before reimbursements	1,879.3	1,659.4	1,370.4
Gross contract costs	(829.6)	(650.7)	(495.7)
Fee revenue	1,049.7	1,008.7	874.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	1,743.0	1,520.1	1,264.2
Depreciation and amortization	23.2	22.1	17.3
Segment operating expenses, excluding reimbursed expenses	1,766.2	1,542.2	1,281.5
Gross contract costs	(829.6)	(650.7)	(495.7)
Fee-based segment operating expenses	936.6	891.5	785.8
Segment operating income	$113.1	117.2	88.9
Equity earnings	2.0	3.2	1.1
Segment income	$115.1	120.4	90.0

LaSalle
Advisory fees	$276.7	265.5	260.4
Transaction fees & other	41.4	33.4	51.8
Incentive fees	215.8	56.9	95.9
Revenue	533.9	355.8	408.1
Reimbursements	(17.5)	(17.5)	(20.2)
Revenue before reimbursements	516.4	338.3	387.9
Gross contract costs	(4.5)	(5.1)	(5.4)
Fee revenue	511.9	333.2	382.5
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	379.7	277.0	301.5
Depreciation and amortization	3.0	3.0	2.8
Segment operating expenses, excluding reimbursed expenses	382.7	280.0	304.3
Gross contract costs	(4.5)	(5.1)	(5.4)
Fee-based segment operating expenses	378.2	274.9	298.9
Segment operating income	$133.7	58.3	83.6
Equity earnings	30.0	41.1	31.5
Segment income	$163.7	99.4	115.1

	Year Ended December 31,
(in millions)	2018	2017	2016
Segment Reconciling Items
Fee revenue	$6,486.2	5,736.2	5,074.3
Gross contract costs	2,595.0	2,215.5	1,812.8
Net non-cash MSR and mortgage banking derivative activity	8.3	15.7	23.5
Revenue before reimbursements	9,089.5	7,967.4	6,910.6
Reimbursements	7,228.9	6,485.8	6,080.6
Revenue	$16,318.4	14,453.2	12,991.2
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$8,343.8	7,390.8	6,386.4
Reimbursed expenses	7,228.9	6,485.8	6,080.6
Total segment operating expenses before restructuring and acquisition charges	$15,572.7	13,876.6	12,467.0
Operating income before restructuring and acquisition charges	$745.7	576.6	524.2
Restructuring and acquisition charges	38.8	30.7	68.5
Operating income	$706.9	545.9	455.7
Identifiable assets by segment are those assets used by, or result from, each segment's business. Corporate assets are principally cash and cash equivalents, software, and computer hardware. The following table reconciles segment identifiable assets and investments in real estate ventures to consolidated amounts.

	12/31/2018		12/31/2017
($ in millions)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$5,288.9	17.0	$4,745.4	14.5
EMEA	2,325.4	3.5	2,367.5	3.5
Asia Pacific	1,437.3	11.9	1,305.0	9.6
LaSalle	666.8	305.8	548.6	346.9
Corporate	307.1	18.7	287.9	1.7
Consolidated	$10,025.5	356.9	$9,254.4	376.2
The table below reconciles segment property and equipment expenditures to consolidated expenditures.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Real Estate Services:
Americas	$109.1	62.6	141.6
EMEA	39.0	44.5	54.2
Asia Pacific	25.4	20.3	16.1
LaSalle	3.0	1.2	67.9
Corporate	32.5	25.1	36.2
Total capital expenditures (1)	$209.0	153.7	316.0
(1) Included in total capital expenditures for the years ended December 31, 2018, 2017 and 2016, were $47.1 million, $2.3 million, and $99.8 million, respectively, related to acquisition of investment properties by less than wholly-owned consolidated VIEs.

The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE			TOTAL ASSETS
	Year Ended December 31,			December 31,
($ in millions)	2018	2017	2016	2018	2017
United States dollar	$8,523.8	7,572.1	7,235.8	$5,866.4	5,363.6
Euro	1,527.1	1,244.8	1,020.0	932.2	810.5
British pound	1,526.3	1,447.3	1,124.6	1,187.3	1,228.1
Australian dollar	916.7	909.7	820.0	291.6	331.8
Indian rupee	580.4	516.2	434.9	317.5	260.5
Chinese yuan	505.5	439.7	358.1	190.4	163.1
Hong Kong dollar	487.2	450.0	420.1	187.1	189.9
Singapore dollar	458.7	268.0	218.3	236.5	160.3
Canadian dollar	390.5	333.4	300.4	172.0	127.4
Japanese yen	285.2	238.2	235.5	96.4	85.4
Other currencies	1,117.0	1,033.8	823.5	548.1	533.8
	$16,318.4	14,453.2	12,991.2	$10,025.5	9,254.4
We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries represented approximately 6% of our total assets as of both December 31, 2018, and 2017.

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2018 Business Combinations Activity
Aggregate terms of our acquisitions included: (i) cash paid at closing of $101.3 million, (ii) guaranteed deferred consideration of $3.9 million and (iii) contingent earn-out consideration of $11.6 million, payable upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $60.8 million, identifiable intangibles of $57.1 million, and other net liabilities (assumed liabilities less acquired assets) of $1.1 million. As of December 31, 2018, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for 2018 acquisitions during respective open measurement periods.
During the year ended December 31, 2018, we also paid $72.3 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We also paid $1.5 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Of the $60.8 million of total additions to goodwill in 2018, we expected to amortize and deduct $35.5 million for tax purposes as of December 31, 2018, subject to statutory amortization periods.
Within the 2018 acquisition activity, we completed six new strategic acquisitions, as presented in the below table.

Acquired Company	Quarter of Acquisition	Primary Country	Primary Service Line
Stessa Inc.	Q1	United States	Advisory, Consulting and Other
Raymond Chabot Grant Thornton & Co. LLP	Q1	Canada	Advisory, Consulting and Other
JCL International Inc.	Q1	Philippines	Project & Development Services
Northwest Atlantic	Q3	Canada	Leasing
ValuD	Q4	United States	Advisory, Consulting and Other
Aviva	Q4	England	LaSalle

2017 Business Combinations Activity
During the year ended December 31, 2017, we completed five new strategic acquisitions: two located in the Americas and three located in EMEA.
Aggregate terms of these acquisitions included: (i) cash paid at closing of $22.4 million (which excludes $5.6 million in cash acquired), (ii) guaranteed deferred consideration of $1.8 million subject only to the passage of time and (iii) contingent earn-out consideration of $11.5 million recorded at their respective acquisition date fair value, which we will pay upon satisfaction of certain performance conditions.
As of December 31, 2017, a preliminary allocation of this purchase consideration resulted in goodwill of $24.1 million, identifiable intangibles of $9.7 million, and other net assets (acquired assets less assumed liabilities) of $1.9 million. During 2018, we did not make any adjustments to the fair values of all identifiable intangible and tangible assets acquired in 2017. As of December 31, 2018, the purchase price allocations for our 2017 acquisitions was final.
During the year ended December 31, 2017, we also paid $50.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. In addition, we paid $2.4 million to acquire a portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB.
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
Earn-Out Payments

($ in millions)	December 31, 2018	December 31, 2017
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	54	56
Maximum earn-out payments (undiscounted)	$407.3	436.2
Short-term earn-out liabilities (fair value)[1]	50.9	49.6
Long-term earn-out liabilities (fair value)[1]	141.1	177.5
1Included in Short-term and Long-term acquisition obligations on the Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2018 consisted of: (i) goodwill of $2,697.8 million, (ii) identifiable intangibles of $287.7 million amortized over their remaining finite useful lives and (iii) $49.3 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following table details, by reporting segment, the annual movements in goodwill.

($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2016	$1,406.1	851.7	306.1	15.4	$2,579.3
Additions, net of adjustments	5.3	17.7	6.7	—	29.7
Impact of exchange rate movements	0.8	88.2	10.2	1.1	100.3
Balance as of December 31, 2017	1,412.2	957.6	323.0	16.5	2,709.3
Additions, net of adjustments	42.0	1.9	8.7	6.4	59.0
Dispositions	—	—	(3.9)	—	(3.9)
Impact of exchange rate movements	(2.2)	(52.7)	(11.0)	(0.7)	(66.6)
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
($ in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2016	$193.1	167.1	91.1	24.2	0.1	$475.6
Additions, net of adjustments (1)	66.6	0.4	3.1	5.8	—	75.9
Adjustment for fully amortized intangibles	(17.9)	(50.7)	(13.6)	(7.9)	(0.1)	(90.2)
Impact of exchange rate movements	—	0.2	8.2	1.2	—	9.6
Balance as of December 31, 2017	241.8	117.0	88.8	23.3	—	470.9
Additions, net of adjustments (1)	49.9	9.1	0.3	3.8	43.9	107.0
Adjustment for fully amortized intangibles	(25.5)	(36.2)	(1.7)	(1.0)	—	(64.4)
Impact of exchange rate movements	—	0.1	(4.3)	(2.6)	—	(6.8)
Balance as of December 31, 2018	$266.2	90.0	83.1	23.5	43.9	$506.7

Accumulated Amortization
Balance as of December 31, 2016	$(32.3)	(98.7)	(38.0)	(11.5)	(0.1)	$(180.6)
Amortization expense, net (2)	(40.7)	(13.7)	(14.8)	(2.6)	—	(71.8)
Adjustment for fully amortized intangibles	17.9	50.7	13.6	7.9	0.1	90.2
Impact of exchange rate movements	—	0.4	(3.9)	(0.2)	—	(3.7)
Balance as of December 31, 2017	(55.1)	(61.3)	(43.1)	(6.4)	—	(165.9)
Amortization expense, net (2)	(42.8)	(14.0)	(12.8)	(2.6)	—	(72.2)
Adjustment for fully amortized intangibles	25.5	36.2	1.7	1.0	—	64.4
Impact of exchange rate movements	—	0.3	2.4	1.2	—	3.9
Balance as of December 31, 2018	$(72.4)	(38.8)	(51.8)	(6.8)	—	$(169.8)

Net book value as of December 31, 2018	$193.8	51.2	31.3	16.7	43.9	$336.9
(1) Included in this amount for MSRs was $11.4 million and $10.8 million for 2018 and 2017, respectively, relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 4.6 years and 3.9 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2018, is presented in the following table.

($ in millions)	MSRs	Other Intangibles	Total
2019	$30.7	25.2	$55.9
2020	28.9	21.0	49.9
2021	26.3	14.0	40.3
2022	23.5	8.4	31.9
2023	20.1	5.9	26.0
Thereafter	64.3	19.4	83.7
Total	$193.8	93.9	$287.7

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2018 and 2017, we had Investments in real estate ventures of $356.9 million and $376.2 million, respectively.
Approximately 75% of our investments, as of December 31, 2018, are in 45 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. The remaining 25% of our Investments in real estate ventures, as of December 31, 2018, were attributable to investment vehicles that use our capital and outside capital generally provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $240.6 million as of December 31, 2018, of which $60.4 million relates to our commitment to LIC II.
Our investments in real estate ventures include investments in entities classified as VIEs, which we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $37.0 million and $7.8 million as of December 31, 2018 and 2017, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.
Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
($ in millions)	2018	2017
Property and equipment, net	$48.5	15.7
Investments in real estate ventures	14.0	12.6
Other assets (1)	4.4	44.4
Total assets	$66.9	72.7
Other current liabilities (1)	$0.9	30.9
Mortgage indebtedness (included in Other liabilities)	28.2	9.2
Total liabilities	29.1	40.1
Members' equity (included in Noncontrolling interest)	37.8	32.6
Total liabilities and members' equity	$66.9	72.7
(1) Balances as of December 31, 2017 primarily represented investment properties and their corresponding liabilities, classified as held-for-sale.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Revenue	$5.8	5.9	6.6
Operating and other expenses	(5.1)	(4.2)	(7.1)
Gain on sale of investment	2.0	—	13.3
Net income	$2.7	1.7	12.8
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

		December 31,
($ in millions)		2018	2017
Balance Sheets:
Investments in real estate, net of depreciation		$13,217.7	17,407.4
Total assets		15,561.2	19,589.7
Mortgage indebtedness		4,968.0	6,170.5
Other borrowings		561.7	926.3
Total liabilities		6,155.8	8,301.1
Total equity		9,405.4	11,288.6

	Year Ended December 31,
($ in millions)	2018	2017	2016
Statements of Operations:
Revenue	$1,199.5	1,319.0	1,266.8
Net income	1,046.3	895.7	874.7
Impairment
There were no significant impairment charges on properties held by our investments which were other-than-temporarily impaired during the each of the years in the three-year period ended December 31, 2018.
Fair Value
Based upon elections made at the date of investment, we report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures. The table below shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Fair value investments as of January 1,	$242.3	212.7	155.2
Investments	55.2	33.5	105.8
Distributions	(63.8)	(37.1)	(62.1)
Change in fair value	13.9	28.1	16.6
Foreign currency translation adjustments, net	(0.3)	5.1	(2.8)
Fair value investments as of December 31,	$247.3	242.3	212.7
See Note 9, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

6.	STOCK-BASED COMPENSATION
The SAIP provides for the granting of various stock awards to eligible employees of JLL. Such awards have historically been solely RSUs and generally have vested in three years. In 2018, we issued PSUs for the first time to certain employees under the SAIP, a supplement to the continued issuance RSU awards. PSU awards generally vest in three years, subject to performance and market conditions as applicable.
There were approximately 1.3 million shares available for grant under the SAIP as of December 31, 2018. We also have a stock-based compensation plan for our UK-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods.
Stock-based compensation expense is included within Compensation and benefits expense on the Consolidated Statements of Comprehensive Income. Stock-based compensation expense consisted of the following.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Stock unit awards	$25.6	23.8	25.5
SAYE	1.3	1.4	1.4
Total	$26.9	25.2	26.9
Restricted Stock Units and Performance Stock Units
RSU and PSU activity is presented in the below table.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2015	706.0	$111.78
Granted	299.3	107.74
Vested	(203.6)	96.37
Forfeited	(50.8)	117.48
Unvested as of December 31, 2016	750.9	113.97	1.71
Granted	188.4	119.08
Vested	(186.5)	99.23
Forfeited	(25.1)	117.07
Unvested as of December 31, 2017	727.7	118.96	1.24
Granted	277.2	156.13
Vested	(292.5)	125.01
Forfeited	(59.7)	131.84
Unvested as of December 31, 2018	652.7	$131.32	2.02
We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and one or more performance measures, including (i) performance conditions (e.g. achievement against earnings per share targets) and (ii) for certain awards, a market condition (e.g. total shareholder return performance against a peer group). We determine the fair value of PSUs based on the closing market price of our common stock on the grant date taking into consideration the likelihood of achieving each performance condition and the market condition valuation, as applicable, based on the output of Monte Carlo simulations. Less than 10% of the unvested awards as of December 31, 2018 contained a market condition, and approximately 10% of the grant date fair value of these awards was linked to the market condition. The portion of PSU awards with a market condition was not material. As of December 31, 2018, we had $36.6 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over varying periods into 2022.

Shares vested during the years ended December 31, 2018, 2017 and 2016, had grant date fair values of $43.3 million, $18.5 million, and $19.6 million, respectively. The increase in 2018 reflects the additional PSUs awarded during the year. Shares granted during the years ended December 31, 2018, 2017 and 2016 had grant date fair values of $36.5 million, $22.4 million and $32.2 million, respectively.
Other Stock-Based Compensation Programs
As previously discussed, we also maintain the SAYE plan for our UK-based employees. There were approximately 260 thousand shares available for grant under the SAYE plan as of December 31, 2018.
Options activity under the SAYE plan is presented in the following table.

	Year Ended December 31,
(options in thousands)	2018	2017	2016
Options granted	—	85	—
Exercise price - options granted	$—	$90.97	$—

Options exercised	19	28	20
Weighted average exercise price	$142.96	$121.70	$70.37
The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 97 thousand, 133 thousand, and 128 thousand options outstanding under the SAYE plan as of December 31, 2018, 2017 and 2016, respectively.

7.	RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are reflected in Compensation and benefits in the accompanying Consolidated Statements of Comprehensive Income. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements. In addition, we maintain several defined contribution retirement plans for eligible non-U.S. employees. The table below provides detail of employer contributions for these plans.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Employer contributions (US employees)	$28.8	27.8	23.4
Employer contributions (non-US employees)	30.7	25.5	27.2
Defined Benefit Plans
We maintain five defined benefit pension plans across Europe. It is our policy to fund at least the minimum annual contributions as actuarially determined and as required by applicable laws and regulations. Our contributions to these plans are invested by the plan trustee and, if the investment performance is not sufficient, we may be required to provide additional contributions to cover any pension underfunding. Our largest plan has been closed to new entrants since 2013. The following table provides the projected benefit obligation and plan assets, the net of which represents our funded status, as well as the accumulated benefit obligations of our defined benefit pension plans.

	Year Ended December 31,
($ in millions)	2018	2017
Projected benefit obligation	$365.6	402.2
Fair value of plan assets	384.3	408.9
Funded status and net amount recognized	18.7	6.7

Accumulated benefit obligation	$365.6	402.2

Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
($ in millions)	2018	2017
Pension assets (included in Other assets)	$25.2	22.4
Pension liabilities (included in Other liabilities)	(6.5)	(15.7)
Net asset recognized	$18.7	6.7

Accumulated other comprehensive loss	$84.7	92.2
Net periodic pension cost (benefit) was not material for the years ended December 31, 2018, 2017, and 2016.

8.	INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
($ in millions)	2018	2017	2016
U.S. federal:
Current	$39.8	12.2	1.3
Noncurrent	35.7	122.2	—
Deferred	(20.1)	(23.7)	(5.4)
	$55.4	110.7	(4.1)
State and Local:
Current	$12.5	5.4	8.2
Noncurrent	7.5	19.1	—
Deferred	(5.0)	(5.0)	(0.9)
	$15.0	19.5	7.3
International:
Current	$145.3	141.2	105.4
Deferred	(1.4)	(15.1)	9.2
	$143.9	126.1	114.6
Total	$214.3	256.3	117.8
Our 2017 and 2018 income tax expense was significantly impacted by tax legislation enacted in the United States late in 2017 and by interpretive regulatory guidance issued through December 2018. On December 22, 2017, the U.S. government enacted tax reform legislation, commonly known as the Tax Cuts and Jobs Act (the Act). The Act brought significant changes to the U.S. corporate income tax system, including (i) a federal corporate rate reduction from 35% to 21%; (ii) transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a "transition tax" payable over an eight year period for those foreign earnings not previously taxed in the U.S.; (iii) limitations on the deductibility of interest expense and executive compensation; (iv) creation of a new minimum tax otherwise known as the Base Erosion Anti-Abuse Tax; and (v) a requirement that certain income such as Global Intangible Low-Taxed Income earned by foreign subsidiaries be included in U.S. taxable income.
Throughout 2018, the U.S. Internal Revenue Service and the U.S. Treasury Department issued notices, proposed regulations, and final regulations which provided interpretive guidance to taxpayers on the Act. Most significantly to our position, proposed regulations issued in November 2018 provided guidance on the application of the foreign tax credit to the transition tax. For U.S. tax purposes, our foreign subsidiaries have a November 30 fiscal year end. Our interpretation of the proposed regulations determined foreign tax credit computations for such subsidiaries was less favorable than we originally concluded. As such, we lowered the foreign tax credit amount in the calculation of our transition tax and, therefore, recognized additional expense in 2018, as noted below.

The SEC staff issued guidance on accounting for the tax effects of the Act, including allowing a one-year measurement period for companies to complete the accounting. In accordance with that guidance, we recorded additional income tax expense of $47.0 million within our 2018 income tax provision for the transition tax noted above. This is an increment to the $125.9 million recognized in 2017 income tax expense. In the aggregate, we have recognized $172.9 million of expense associated with the Act, which is composed of (i) a $184.4 million tax liability on deemed repatriation of foreign earnings dating back to 1997, partially offset by (ii) a benefit for the remeasurement of deferred tax liabilities reflecting the new lower U.S. federal tax rate. As of December 31, 2018, we believe our accounting for the effect of the Act is complete.
Our provisional expense amount recorded in the fourth quarter of 2017 reflected our estimation of the transition tax based upon the statute and its legislative history, together with an estimation of the deferred income tax consequences of the change in the U.S. federal income tax rate. The additional expense recorded in the fourth quarter of 2018 reflected (i) the additional transition tax made clear by the proposed regulations on foreign tax credits issued in November 2018 and (ii) an adjustment to the deferred tax consequences based upon the filing of our 2017 U.S. income tax return in October 2018.
With respect to the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, we treat any associated income tax as a period cost such that we will record an expense provision for any year we are subject to the taxes. Accordingly, we have included provisions in 2018 tax expense to reflect the estimated impact of these taxes.
In 2018 and 2016, our current tax expense was increased by $22.2 million and $21.8 million, respectively, and our deferred tax expense reduced by a corresponding amount, due to the generation of net operating loss carryovers. In 2017, our current tax expense was decreased by $3.0 million due to the utilization of net operating loss carryovers.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2018		2017		2016
Income tax expense at statutory rates	$148.3	21.0%	$187.5	35.0%	$162.3	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	2.8	0.4	(0.1)	—	5.9	1.3
Amortization of goodwill and other intangibles	(3.4)	(0.5)	(6.7)	(1.3)	(5.7)	(1.2)
Nondeductible expenses	14.6	2.1	7.0	1.3	6.7	1.4
International earnings taxed at various rates	(21.1)	(3.0)	(69.0)	(12.9)	(59.8)	(12.9)
Valuation allowances	12.4	1.8	5.8	1.1	8.3	1.8
Transition tax and deferred tax due to U.S. tax reform	47.0	6.7	125.9	23.5	—	—
Other, net	13.7	1.9	5.9	1.1	0.1	0.1
Total	$214.3	30.4%	$256.3	47.8%	$117.8	25.5%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 91 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 69 had income tax rates lower than the combined U.S. federal and state income tax rate in 2018.
With respect to jurisdictions in which we operate with very low tax rates (those with effective national and local combined tax rates of 25% or lower), income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. In the aggregate, these very low rate jurisdictions contributed substantially all of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2018. The remaining difference was contributed by earnings in jurisdictions with effective tax rates above 25% and by earnings of insignificant amounts in very low tax rate jurisdictions other than those noted above.

In defining very low tax rate jurisdictions, we consider effective tax rates which applied in 2018 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
($ in millions)	2018	2017	2016
Domestic	$101.3	62.7	73.6
International	604.7	473.1	390.1
Total	$706.0	535.8	463.7
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
($ in millions)	2018	2017
Deferred tax assets attributable to:
Accrued expenses	$216.0	230.6
U.S. federal and state loss and credit carryovers	24.1	15.2
Allowances for uncollectible accounts	17.5	16.5
International loss carryovers	142.5	134.8
Pension liabilities	17.7	20.4
Other	11.6	—
Deferred tax assets	429.4	417.5
Less: valuation allowances	(79.2)	(59.7)
Net deferred tax assets	$350.2	357.8

Deferred tax liabilities attributable to:
Property and equipment	$14.2	17.9
Intangible assets	132.2	121.6
Income deferred for tax purposes	5.9	43.4
Investment in real estate ventures	8.0	2.0
Other	12.6	7.0
Deferred tax liabilities	$172.9	191.9
Net deferred taxes	$177.3	165.9
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes, and potentially an amount of gain taxation which is not presently determinable.
As of December 31, 2018, we had an available U.S. federal net operating loss carryover of $49.8 million from an acquired company, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2020. We have U.S. state net operating loss carryovers with a tax effect of $13.6 million, which expire at various dates through 2038, and international net operating loss carryovers of $646.8 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2017 to 2018 included increases from current year losses and decreases from current year estimated utilization.

As of December 31, 2018, we believe it is more-likely-than-not the net deferred tax assets of $177.3 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2018, we reduced valuation allowances by $9.5 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $32.3 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of the movement in valuation allowances comparing December 31, 2018 to December 31, 2017 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2018, our net current payable for income tax was $59.1 million, consisting of a current receivable of $156.2 million and current payable of $215.3 million, and our net noncurrent liability was $171.2 million, entirely a noncurrent payable. As of December 31, 2017, our net current receivable for income tax was $35.9 million, consisting of a current receivable of $144.7 million and a current payable of $108.8 million, and our net noncurrent liability was $177.6 million, entirely a noncurrent payable.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England and Scotland), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and 81 other countries. Generally, the Company's open tax years include those from 2014 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2018, we were under examination in Belgium, the United Kingdom, France, India, Indonesia, the Philippines and Thailand; in the U.S., we were under examination in the states of Massachusetts, Michigan and Minnesota.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

($ in millions)	2018	2017
Balance as of January 1	$49.4	37.6
Additions based on tax positions related to the current year	8.3	8.0
Increase/(Decrease) related to tax positions of prior years	5.0	3.8
Lapse of statute of limitations	—	—
Balance as of December 31	$62.7	49.4
We believe it is reasonably possible that matters for which we have recorded $23.4 million of unrecognized tax benefits as of December 31, 2018, will be resolved during 2019. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2018, and 2017, we recognized $1.6 million and $1.1 million, respectively, in interest expense and no penalties. During the year ended December 31, 2016, we recognized no interest expense or penalties. We had approximately $4.4 million and $2.8 million of accrued interest related to income taxes as of December 31, 2018 and 2017, respectively.

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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt as $671.4 million and $712.6 million as of December 31, 2018 and 2017, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $671.5 million and $690.6 million as of December 31, 2018 and 2017, respectively, which included debt issuance costs of $3.7 million and $4.3 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2018 and 2017, investments in real estate ventures at fair value using NAV were $191.2 million and $195.0 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2018			2017
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$44.6	—	11.5	47.3	—	—
Foreign currency forward contracts receivable	—	6.5	—	—	13.2	—
Warehouse receivables	—	331.2	—	—	317.5	—
Deferred compensation plan assets	—	258.2	—	—	229.7	—
Mortgage banking derivative assets	—	—	32.4	—	—	19.0
Total assets at fair value	$44.6	595.9	43.9	47.3	560.4	19.0
Liabilities
Foreign currency forward contracts payable	$—	8.6	—	—	1.9	—
Deferred compensation plan liabilities	—	251.8	—	—	228.4	—
Earn-out liabilities	—	—	192.0	—	—	227.1
Mortgage banking derivative liabilities	—	—	26.1	—	—	10.3
Total liabilities at fair value	$—	260.4	218.1	—	230.3	237.4
Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings from real estate ventures.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. The carrying value is deemed to approximate the fair value of these investments due to the proximity of the investment date to the balance sheet date as well as investee-level performance updates.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on the Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. As of December 31, 2018 and 2017, these contracts had a gross notional value of $1.99 billion ($0.84 billion on a net basis) and $2.43 billion ($1.82 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $6.5 million asset as of December 31, 2018 was composed of gross contracts with receivable positions of $6.7 million and payable positions of $0.2 million. The $8.6 million liability position as of December 31, 2018 was composed of gross contracts with receivable positions of $0.6 million and payable positions of $9.2 million. As of December 31, 2017, the $13.2 million asset was composed of gross contracts with receivable positions of $14.4 million and payable positions of $1.2 million. The $1.9 million liability position as of December 31, 2017, was composed of gross contracts with receivable positions of $2.3 million and payable positions of $4.2 million.
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2018 and 2017, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-

backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2018 as Deferred compensation plan assets of $258.2 million, long-term deferred compensation plan liabilities of $251.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2017 as Deferred compensation plan assets of $229.7 million, long-term deferred compensation plan liabilities of $228.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million.
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
The fair value of our IRLCs to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with servicing the loan and the effects of interest rate movements between the date of the IRLC and the balance sheet date based on applicable published U.S. Treasury rates.
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

($ in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements[2]	Balance as of December 31, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	1.1	—	70.4	(73.9)	6.3
Earn-out liabilities	227.1	7.4	(4.0)	11.6	(50.1)	192.0
Investments in real estate ventures	—	—	—	11.5	—	11.5

($ in millions)	Balance as of December 31, 2016	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of December 31, 2017
Mortgage banking derivative assets and liabilities, net	$15.5	13.7	—	75.7	(96.2)	8.7
Earn-out liabilities	229.6	1.9	8.4	11.4	(24.2)	227.1
1 CTA: Currency translation adjustments
2 In 2018, earn-out liabilities of $9.1 million were reclassified to guaranteed deferred acquisition obligations.
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three-year period ended December 31, 2018. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

	December 31,
($ in millions)	2018	2017
Short-term borrowings:
Local overdraft facilities	$17.0	45.4
Other short-term borrowings	15.7	32.0
Total short-term borrowings	32.7	77.4
Credit facility, net of debt issuance costs of $15.9 and $15.3	(15.9)	(15.3)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.5 and $2.0	273.5	273.0
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.1 and $1.2	199.0	208.8
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	199.0	208.8
Total debt	$688.3	752.7
Credit Facility
On May 17, 2018, we amended our $2.75 billion unsecured revolving credit facility (the "Facility"), which improved pricing and extended the maturity date from June 21, 2021 to May 17, 2023. Pricing on the amended Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of December 31, 2018, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $8.6 million and $9.0 million as of December 31, 2018 and 2017, respectively.
The following table provides additional information on our Facility.

	Twelve months ended December 31,
($ in millions)	2018	2017
Average outstanding borrowings under the Facility	$364.1	888.5
Effective interest rate on the Facility	2.9%	2.0%
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
As of December 31, 2018, our issuer and senior unsecured ratings are investment grade: Baa1 (stable outlook) from Moody’s Investors Service, Inc. and BBB+ (stable outlook) from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2018.

Warehouse Facilities

	December 31, 2018		December 31, 2017
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.30%, expires September 23, 2019 (1)	$217.3	375.0	156.4	375.0
LIBOR plus 1.25%, expires September 20, 2019 (2)	82.9	775.0	74.8	375.0
LIBOR plus 1.30%, expires August 31, 2019 (3)	—	100.0	—	100.0
Fannie Mae ASAP program, LIBOR plus 1.30% to 1.45%	18.9	n/a	79.2	n/a
Gross warehouse facilities	319.1	1,250.0	310.4	850.0
Debt issuance costs	(1.2)	n/a	(1.2)	n/a
Total warehouse facilities	$317.9	1,250.0	309.2	850.0
(1) In 2018, JLL extended the Warehouse facility, and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 24, 2018 and an interest rate of LIBOR plus 1.4%.
(2) In 2018, JLL extended the Warehouse facility, increased the maximum capacity, and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 29, 2018, a maximum capacity of $375.0 million, and an interest rate of LIBOR plus 1.35%.
(3) In 2018, JLL extended the Warehouse facility, and negotiated a decrease to the interest rate; previously, the facility had a maturity date of August 31, 2018 and an interest rate of LIBOR plus 1.5%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of December 31, 2018.
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
We lease office space in various buildings for our own use. The terms of these non-cancelable operating leases provide for us to pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. We also lease equipment under both operating and capital lease arrangements. Minimum future lease payments (e.g., base rent for leases of office space) due in each of the next five years and thereafter, as of December 31, 2018, are presented in the below table.

($ in millions)
2019	$167.8
2020	153.1
2021	132.3
2022	99.4
2023	81.0
Thereafter	257.3
Total	$890.9
The total of minimum rentals to be received in the future as sublessor under noncancelable operating subleases was $34.9 million as of December 31, 2018.
Total rent expense, including office space and other rentals, was $195.3 million, $197.3 million and $170.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12.	TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees. Included in the accompanying Consolidated Financial Statements is revenue of $447.8 million, $231.3 million, and $251.3 million for 2018, 2017 and 2016, respectively, as well as receivables of $146.5 million and $63.4 million as of December 31, 2018 and 2017, respectively, related to transactions with affiliates. These primarily relate to transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table. Such amounts are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.

	December 31,
($ in millions)	2018	2017
Loans related to co-investments (1)	$13.8	11.4
Advances, travel and other (2)	202.5	178.1
Total	$216.3	189.5
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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on the Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $40.6 million and $22.0 million as of December 31, 2018 and 2017, respectively, and are included in Notes and other receivables and Long-term receivables on the Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

($ in millions)
December 31, 2015	$19.2
New claims	8.0
Prior year claims adjustments	—
Claims paid	(19.9)
December 31, 2016	7.3
New claims	21.0
Prior year claims adjustments	1.4
Claims paid	(3.0)
December 31, 2017	26.7
New claims	3.5
Prior year claims adjustments	20.5
Claims paid	(7.6)
December 31, 2018	$43.1
As a lender in the Fannie Mae DUS program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of December 31, 2018 and 2017, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $8.4 billion and $8.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a loan loss accrual equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this accrual is amortized over the life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. At least semi-annually, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of December 31, 2018 and 2017, loan loss accruals were $17.5 million and $16.0 million, respectively, and are included in Other liabilities on the Consolidated Balance Sheets.

14.	RESTRUCTURING AND ACQUISITION CHARGES
For the years ended December 31, 2018, 2017 and 2016, we recognized Restructuring and acquisition charges of $38.8 million, $30.7 million and $68.5 million, respectively.
For the year ended December 31, 2018, we recognized $7.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2017, we recognized $1.9 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2016, we recognized $6.5 million related to the write-off of an indefinite-lived asset that arose from prior period acquisition activity and $13.5 million related to net increases to earn-out liabilities that arose from prior period acquisition activity.
In all periods, the remaining charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (ii) lease exit charges and (iii) other acquisition and integration-related charges. The following table shows the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments individually noted above.

($ in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2015	$2.7	5.7	0.2	$8.6
Accruals	28.0	0.3	20.2	48.5
Payments made	(11.0)	(0.5)	(14.6)	(26.1)
December 31, 2016	19.7	5.5	5.8	31.0
Accruals	21.6	1.3	5.9	28.8
Payments made	(27.1)	(1.1)	(10.3)	(38.5)
December 31, 2017	14.2	5.7	1.4	21.3
Accruals	25.5	0.7	5.2	31.4
Payments made	(25.7)	(5.8)	(6.1)	(37.6)
December 31, 2018	$14.0	0.6	0.5	$15.1
We expect the majority of accrued severance and employment-related charges and other accrued acquisition costs as of December 31, 2018 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

($ in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(68.7)	(482.6)	(551.3)
Other comprehensive loss before reclassification	4.4	202.0	206.4
Amounts reclassified from AOCI after tax expense of $0.9, $- and $0.9	3.8	—	3.8
Other comprehensive loss after tax benefit of $0.3, $- and $0.3	8.2	202.0	210.2
Balance as of December 31, 2017	(60.5)	(280.6)	(341.1)
Other comprehensive income before reclassification	0.7	(118.2)	(117.5)
Amounts reclassified from AOCI after tax expense of $0.6, $- and $0.6	2.4	—	2.4
Other comprehensive income after tax expense of $0.3, $- and $0.3	3.1	(118.2)	(115.1)
Balance as of December 31, 2018	$(57.4)	(398.8)	(456.2)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Consolidated Statements of Comprehensive Income.
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
Income Taxes
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful. We account for the cumulative catch-up impact of any change in estimated effective tax rate our business realizes in the quarter a change is made. In the fourth quarter of 2017, our provision included $125.9 million of additional expense representing (i) our provisional estimate of the transition tax on deemed repatriated earnings of foreign subsidiaries ("transition tax") and (ii) the net remeasurement of U.S. deferred tax assets and liabilities in response to the enactment of the U.S. tax legislation enacted in December 2017. In the fourth quarter of 2018, we recognized an additional $47.0 million related to the finalization of those items.

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
JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2018 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Revenue:
Real Estate Services:
Americas	$1,941.0	2,152.5	2,201.6	2,745.9	$9,041.0
EMEA	783.6	846.6	805.6	1,059.2	3,495.0
Asia Pacific	711.3	812.9	790.0	934.3	3,248.5
LaSalle Investment Management	119.3	91.7	172.6	150.3	533.9
Total revenue	3,555.2	3,903.7	3,969.8	4,889.7	16,318.4

Operating expenses:
Real Estate Services:
Americas	1,894.7	2,051.6	2,097.2	2,575.6	8,619.1
EMEA	803.6	848.0	794.5	971.9	3,418.0
Asia Pacific	712.2	789.5	768.2	865.5	3,135.4
LaSalle Investment Management	90.2	75.9	115.3	118.8	400.2
Plus:
Restructuring charges	0.7	(11.1)	3.7	45.5	38.8
Total operating expenses	3,501.4	3,753.9	3,778.9	4,577.3	15,611.5

Operating income	53.8	149.8	190.9	312.4	706.9

Net income attributable to common shareholders	$40.3	107.8	134.9	201.1	$484.1

Basic earnings per common share (1)	$0.89	2.37	2.96	4.41	$10.64

Diluted earnings per common share	$0.88	2.35	2.93	4.37	$10.54
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. As a result, quarterly earnings per common share may not sum to the total for the full year.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2017 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Revenue:
Real Estate Services:
Americas	$1,799.9	1,932.5	1,920.6	2,362.1	$8,015.1
EMEA	603.2	721.2	750.0	1,000.6	3,075.0
Asia Pacific	626.3	743.7	749.4	887.9	3,007.3
LaSalle Investment Management	88.3	72.9	102.2	92.4	355.8
Total revenue	3,117.7	3,470.3	3,522.2	4,343.0	14,453.2

Operating expenses:
Real Estate Services:
Americas	1,767.6	1,836.1	1,829.3	2,231.6	7,664.6
EMEA	635.2	711.2	746.0	932.0	3,024.4
Asia Pacific	621.3	722.3	725.2	821.3	2,890.1
LaSalle Investment Management	73.7	64.5	80.5	78.8	297.5
Plus:
Restructuring charges	4.5	5.4	3.4	17.4	30.7
Total operating expenses	3,102.3	3,339.5	3,384.4	4,081.1	13,907.3

Operating income	15.4	130.8	137.8	261.9	545.9

Net income attributable to common shareholders	$7.2	94.3	98.3	76.2	$276.0

Basic earnings per common share	$0.16	2.08	2.17	1.68	$6.09

Diluted earnings per common share	$0.16	2.06	2.15	1.66	$6.03

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
Based on management's evaluation as of December 31, 2018, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2018.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
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

	December 31, 2018
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	653	$131.32	1,306
ESPP (2)	n/a	n/a	113
Subtotal	653		1,419
Equity compensation plans not approved by security holders
SAYE (3)	97	99.17	260
Total	750		1,679

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

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

3.	Exhibits. A list of exhibits is set forth in the Exhibit Index, included below.
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
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christian Ulbrich, Patricia Maxson and Louis F. Bowers its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Third Amended and Restated Bylaws of the Registrant effective as of March 2, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 8, 2018 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145)

10.1
Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2
Amendment No.1 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3
2017 Stock Award and Incentive Plan effective as of May 31, 2017 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2017 and incorporated by reference to Schedule 14A filed on April 21, 2017 (File No. 001-13145))

10.4
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.5
Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.6
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees'; Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.7	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.8
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated January 10, 2005 (File No. 001-13145))

10.9
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.10
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.11
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.12
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of May 28, 2016 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.13
Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 15, 2015)

10.14
Letter Agreement dated May 15, 2013 between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2013 (File No. 001-13145))

10.15
Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.16
Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.17
Letter Agreement, dated September 17, 2018, between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-13145))

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

101*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2019.

JONES LANG LASALLE INCORPORATED

By	/s/ Patricia Maxson
Patricia Maxson
Chief Administrative Officer and Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2019.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter	Director
Matthew Carter

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Dame DeAnne Julius	Director
Dame DeAnne Julius

/s/ Ming Lu	Director
Ming Lu

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Patricia Maxson	Chief Administrative Officer and Interim Chief Financial Officer
Patricia Maxson	(Principal Financial Officer)

/s/ Louis F. Bowers	Executive Vice President and Global Controller
Louis F. Bowers	(Principal Accounting Officer)

INTERNATIONAL INTEGRATED REPORTING COUNCIL CROSS REFERENCE
The table below provides a cross reference to the requirements of The International Framework (the "Framework") issued by the International Integrated Reporting Council ("IIRC") (December, 2013 Version) and the Location of the Responses in the Jones Lang LaSalle Annual Report on Form 10-K.

Requirement in IIRC Framework		Location in Jones Lang LaSalle 10-K
Section	Requirement	Page	Title of Section
1.12	Form of report and relationship with other information	25	Integrated Reporting
1.17-1.18	Application of the Framework	149	International Integrated Reporting Council Cross Reference
1.20	Responsibility for an integrated report	25	Integrated Reporting: Responsibility for Integrated Reporting
3.3	Strategic focus and future orientation	15, 16	Thinking Beyond, Strategic Framework
3.6	Connectivity of information	14	Sustaining our Enterprise: A Business Model that Combines Different Capital to Create Stakeholder Value
3.10	Stakeholder relationships	14	Sustaining our Enterprise: A Business Model that Combines Different Capital to Create Stakeholder Value
3.17	Materiality	19, 20	Competition; Distinguishing Attributes and Competitive Differentiators
3.36	Conciseness		Throughout
3.39	Reliability and completeness	3, 32	Company Overview; Part I, Item 1A: Risk Factors
3.54	Consistency and comparability	62	Part II, Item 6: Selected Financial Data (Unaudited)
		65	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.4	Organizational overview and external environment	3, 13, 19, 20	Company Overview; Industry Trends; Competition; Distinguishing Attributes and Competitive Differentiators
4.8	Governance	29	Corporate Governance; Code of Business Ethics, Corporate Sustainability and related matters
4.10	Business model	14	Sustaining our Enterprise: A Business Model that Combines Different Capital to Create Stakeholder Value
4.23	Risks and opportunities	32	Part I, Item 1A: Risk Factors
4.27	Strategy and resource allocation	15, 16	Thinking Beyond, Strategic Framework
4.30	Performance	62	Part II, Item 6: Selected Financial Data (Unaudited)
		65	Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
4.34	Outlook	15, 16, 32	Thinking Beyond, Strategic Framework; Part I, Item 1A: Risk Factors
4.40	Basis of preparation and presentation	25	Integrated Reporting: Responsibility for Integrated Reporting