Form 10-Q
period 2019-03-31
JONES LANG LASALLE INC
filed 2019-05-08
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 3, 2019 was 45,742,636.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$389.5	480.9
Trade receivables, net of allowances of $55.4 and $52.0	1,607.0	1,854.0
Notes and other receivables	365.3	363.0
Reimbursable receivables	1,486.2	1,540.5
Warehouse receivables	501.3	331.2
Short-term contract assets	305.6	314.7
Prepaid & other	372.8	321.7
Total current assets	5,027.7	5,206.0
Property and equipment, net of accumulated depreciation of $586.0 and $588.3	578.5	567.9
Operating lease right-of-use assets	592.1	—
Goodwill	2,738.3	2,697.8
Identified intangibles, net of accumulated amortization of $183.1 and $169.8	338.7	336.9
Investments in real estate ventures, including $259.6 and $247.3 at fair value	361.9	356.9
Long-term receivables	216.9	199.0
Deferred tax assets, net	207.6	210.1
Deferred compensation plan	295.3	258.2
Other	195.5	192.7
Total assets	$10,552.5	10,025.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$986.4	1,261.4
Reimbursable payables	1,018.7	1,090.7
Accrued compensation & benefits	1,031.3	1,604.5
Short-term borrowings	119.3	32.7
Short-term contract liabilities and deferred income	159.6	190.4
Short-term acquisition-related obligations	73.2	78.5
Warehouse facilities	477.2	317.9
Short-term operating lease liabilities	132.9	—
Other	213.0	185.7
Total current liabilities	4,211.6	4,761.8
Credit facility, net of debt issuance costs of $15.0 and $15.9	510.0	(15.9)
Long-term debt, net of debt issuance costs of $3.5 and $3.7	664.1	671.5
Deferred tax liabilities, net	30.6	32.7
Deferred compensation	308.1	277.8
Long-term acquisition-related obligations	153.6	175.8
Long-term operating lease liabilities	535.0	—
Other	336.0	387.3
Total liabilities	6,749.0	6,291.0
Redeemable noncontrolling interest	8.4	—
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,739,243 and 45,599,418 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,056.6	1,057.3
Retained earnings	3,117.0	3,095.7
Shares held in trust	(5.8)	(5.8)
Accumulated other comprehensive loss	(425.9)	(456.2)
Total Company shareholders’ equity	3,742.4	3,691.5
Noncontrolling interest	52.7	43.0
Total equity	3,795.1	3,734.5
Total liabilities and equity	$10,552.5	$10,025.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2019	2018
Revenue:
Revenue before reimbursements	$1,961.6	1,891.1
Reimbursements	1,859.0	1,664.1
Total revenue	$3,820.6	3,555.2
Operating expenses:
Compensation and benefits	$1,163.8	1,097.2
Operating, administrative and other	707.3	697.3
Reimbursed expenses	1,859.0	1,664.1
Depreciation and amortization	46.5	42.1
Restructuring and acquisition charges	18.6	0.7
Total operating expenses	3,795.2	3,501.4
Operating income	25.4	53.8
Interest expense, net of interest income	9.6	13.8
Equity earnings from real estate ventures	5.0	13.6
Other (expense) income	(0.3)	2.5
Income before income taxes and noncontrolling interest	20.5	56.1
Income tax (benefit) provision	(0.7)	13.5
Net income	21.2	42.6
Net (loss) income attributable to noncontrolling interest	(0.1)	2.3
Net income attributable to the Company	21.3	40.3
Net income attributable to common shareholders	$21.3	40.3
Basic earnings per common share	$0.47	0.89
Basic weighted average shares outstanding (in 000's)	45,674	45,443
Diluted earnings per common share	$0.46	0.88
Diluted weighted average shares outstanding (in 000's)	46,019	45,905
Net income attributable to the Company	$21.3	40.3
Change in pension liabilities, net of tax	(1.0)	—
Foreign currency translation adjustments	31.3	51.8
Comprehensive income attributable to the Company	$51.6	92.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
Net income	—	—	—	21.3	—	—	(0.1)	21.2
Shares issued under stock-based compensation programs	198,575	—	2.0	—	—	—	—	2.0
Shares repurchased for payment of taxes on stock-based compensation	(58,750)	—	(9.7)	—	—	—	—	(9.7)
Amortization of stock-based compensation	—	—	7.0	—	—	—	—	7.0
Change in pension liabilities, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	—	31.3	—	31.3
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.8	9.8
March 31, 2019	45,739,243	$0.5	1,056.6	3,117.0	(5.8)	(425.9)	52.7	$3,795.1

	Company Shareholder's Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	40.3	—	—	2.3	42.6
Shares issued under stock-based compensation programs	172,157	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(55,536)	—	(8.7)	—	—	—	—	(8.7)
Amortization of stock-based compensation	—	—	8.8	—	—	—	—	8.8
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	51.8	—	51.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
March 31, 2018	45,490,438	$0.5	1,040.0	2,689.3	(6.0)	(289.0)	40.9	$3,475.7
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2019	2018
Cash flows used in operating activities:
Net income	$21.2	42.6
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	3.0	12.6
Other adjustments, net	37.5	29.7
Changes in working capital, net	(613.2)	(343.5)
Net cash used in operating activities	(551.5)	(258.6)
Cash flows used in investing activities:
Net capital additions – property and equipment	(44.6)	(41.6)
Net investment asset activity (less than wholly-owned)	(15.6)	(17.7)
Business acquisitions, net of cash acquired	(26.7)	(8.7)
Capital contributions to real estate ventures	(11.0)	(8.7)
Distributions of capital from real estate ventures	7.6	16.1
Other, net	(0.7)	0.6
Net cash used in investing activities	(91.0)	(60.0)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	1,279.0	925.0
Repayments of borrowings under credit facility	(754.1)	(600.0)
Payments of deferred business acquisition obligations and earn-outs	(24.5)	(10.8)
Other, net	92.4	27.6
Net cash provided by financing activities	592.8	341.8
Effect of currency exchange rate changes on cash and cash equivalents	0.7	2.0
Net change in cash, cash equivalents and restricted cash	(49.0)	25.2
Cash, cash equivalents and restricted cash, beginning of the period	634.2	471.7
Cash, cash equivalents and restricted cash, end of the period	$585.2	496.9
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$195.7	204.1
Cash paid during the period for:
Interest	$4.3	7.1
Income taxes, net of refunds	37.5	34.1
Operating leases	41.1	—
Non-cash activities:
Business acquisitions, including contingent consideration	$1.5	1.7
Deferred business acquisition obligations	6.5	—
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.us.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have reclassified certain prior-year amounts to conform to the current year presentation.
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
As a result of the items mentioned above, the results for the periods ended March 31, 2019 and 2018 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. On January 1, 2019, we adopted ASU No. 2016-02, Leases (ASC Topic 842), on a modified retrospective basis under the optional transition method. Therefore, the application of the provisions of this ASU are effective January 1, 2019, and comparative periods are presented in accordance with ASC Topic 840. Additionally, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) our historical lease classification and assessments for expired and existing leases, and (2) our historical accounting for initial direct costs for existing leases. We elected not to record on the Condensed Consolidated Balance Sheets any lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise. We also elected to account for the non-lease components within our leases as part of the single lease component to which they are related. The most significant impact of the adoption of this ASU was an increase to the Condensed Consolidated Balance Sheets to reflect operating lease right-of-use assets and lease liabilities, which are primarily associated with our office leases around the world. Our accounting for finance leases was not materially impacted. See Note 9, Leases, for additional information on the impact of ASC 842 adoption.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual goodwill impairment test will require companies to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge when the carrying amount exceeds the fair value of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2019, and, as a result, will no longer apply Step 2 when performing the goodwill impairment test. This guidance had no material impact on our financial statements and related disclosures.
Recently issued accounting guidance, not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the effect this guidance will have on our financial statements and related disclosures.
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
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as MSR-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. For the three months ended March 31, 2019 and 2018, such revenue was $31.0 million and $31.2 million, respectively, and was included entirely within Americas Capital Markets.
Contract assets - As of March 31, 2019 and December 31, 2018, we had $387.7 million and $396.2 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract liabilities - As of March 31, 2019 and December 31, 2018, we had $91.1 million and $98.9 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.

Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of March 31, 2019, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer	• Chief Executive Officers of each of our four business segments
• Global Chief Financial Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Administrative Officer	• Global Chief Executive Officer of Capital Markets

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2019	2018
Americas - Real Estate Services
Leasing	$389.8	304.5
Capital Markets	100.1	111.0
Property & Facility Management	1,362.0	1,183.5
Project & Development Services	308.7	269.6
Advisory, Consulting and Other	89.5	72.4
Revenue	2,250.1	1,941.0
Reimbursements	(1,351.4)	(1,181.7)
Revenue before reimbursements	898.7	759.3
Gross contract costs	(187.7)	(133.1)
Net non-cash MSR and mortgage banking derivative activity	0.1	(2.7)
Fee revenue	711.1	623.5
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	810.8	688.7
Depreciation and amortization	27.3	24.3
Segment operating expenses, excluding reimbursed expenses	838.1	713.0
Gross contract costs	(187.7)	(133.1)
Fee-based segment operating expenses	650.4	579.9
Segment operating income	$60.6	46.3
Equity (loss) earnings	(0.3)	0.1
Segment income	$60.3	46.4

EMEA - Real Estate Services
Leasing	$52.2	58.9
Capital Markets	64.0	89.3
Property & Facility Management	369.3	350.3
Project & Development Services	180.5	222.6
Advisory, Consulting and Other	57.4	62.5
Revenue	723.4	783.6
Reimbursements	(164.6)	(156.0)
Revenue before reimbursements	558.8	627.6
Gross contract costs	(242.7)	(277.2)
Fee revenue	316.1	350.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	576.9	636.2
Depreciation and amortization	11.3	11.4
Segment operating expenses, excluding reimbursed expenses	588.2	647.6
Gross contract costs	(242.7)	(277.2)
Fee-based segment operating expenses	345.5	370.4
Segment operating loss	$(29.4)	(20.0)
Equity earnings	0.1	—
Segment loss	$(29.3)	(20.0)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2019	2018
Asia Pacific - Real Estate Services
Leasing	$35.9	37.8
Capital Markets	29.4	32.4
Property & Facility Management	537.8	519.8
Project & Development Services	110.9	87.0
Advisory, Consulting and Other	34.7	34.3
Revenue	748.7	711.3
Reimbursements	(341.1)	(321.6)
Revenue before reimbursements	407.6	389.7
Gross contract costs	(209.4)	(195.3)
Fee revenue	198.2	194.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	400.5	385.0
Depreciation and amortization	6.4	5.6
Segment operating expenses, excluding reimbursed expenses	406.9	390.6
Gross contract costs	(209.4)	(195.3)
Fee-based segment operating expenses	197.5	195.3
Segment operating income (loss)	$0.7	(0.9)
Equity earnings	0.3	0.3
Segment income (loss)	$1.0	(0.6)

LaSalle
Advisory fees	$77.6	69.9
Transaction fees & other	13.2	16.7
Incentive fees	7.6	32.7
Revenue	98.4	119.3
Reimbursements	(1.9)	(4.8)
Revenue before reimbursements	96.5	114.5
Gross contract costs	(2.8)	(1.3)
Fee revenue	93.7	113.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	82.9	84.6
Depreciation and amortization	1.5	0.8
Segment operating expenses, excluding reimbursed expenses	84.4	85.4
Gross contract costs	(2.8)	(1.3)
Fee-based segment operating expenses	81.6	84.1
Segment operating income	$12.1	29.1
Equity earnings	4.9	13.2
Segment income	$17.0	42.3

	Three Months Ended March 31,
(in millions)	2019	2018
Segment Reconciling Items
Fee revenue	$1,319.1	1,281.5
Gross contract costs	642.6	606.9
Net non-cash MSR and mortgage banking derivative activity	(0.1)	2.7
Revenue before reimbursements	1,961.6	1,891.1
Reimbursements	1,859.0	1,664.1
Revenue	$3,820.6	3,555.2
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$1,917.6	1,836.6
Reimbursed expenses	1,859.0	1,664.1
Total segment operating expenses before restructuring and acquisition charges	$3,776.6	3,500.7
Operating income before restructuring and acquisition charges	$44.0	54.5
Restructuring and acquisition charges	18.6	0.7
Operating income	$25.4	53.8

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2019 Business Combinations Activity
Aggregate terms of our acquisitions included: (1) cash paid at closing of $26.7 million (net of $3.8 million in cash acquired), (2) guaranteed deferred consideration of $6.5 million, and (3) contingent earn-out consideration of $1.5 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $35.6 million, identifiable intangibles of $10.1 million, other net liabilities (assumed liabilities less acquired assets) of $2.6 million, and redeemable noncontrolling interest of $8.4 million. As of March 31, 2019, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2019 acquisitions during their open measurement periods.
During the three months ended March 31, 2019, we paid $41.2 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Within the 2019 acquisition activity, we completed two new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Country	Primary Service Line
Latitude Real Estate Investors (Latitude)	United States	LaSalle
Corporate Concierge Services (CCS)	United States	Property & Facilities Management

2018 Business Combination Activity
During the three months ended March 31, 2019, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2018. These adjustments resulted in a $0.2 million increase to goodwill and a $0.2 million adjustment to other net liabilities. As of March 31, 2019, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may refine the purchase price allocations for our 2018 acquisitions, with open measurement periods.

Earn-Out Payments

($ in millions)	March 31, 2019	December 31, 2018
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	54	54
Maximum earn-out payments (undiscounted)	$376.4	407.3
Short-term earn-out liabilities (fair value)[1]	52.8	50.9
Long-term earn-out liabilities (fair value)[1]	116.4	141.1
1 Included in Short-term and Long-term acquisition-related obligations on the Condensed Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 8, Fair Value Measurements, and Note 12, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2019 consisted of: (1) goodwill of $2,738.3 million, (2) identifiable intangibles of $289.4 million amortized over their remaining finite useful lives, and (3) $49.3 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	3.0	—	—	32.8	35.8
Impact of exchange rate movements	0.6	3.9	0.7	(0.5)	4.7
Balance as of March 31, 2019	$1,455.6	910.7	317.5	54.5	$2,738.3

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	6.9	—	0.6	—	7.5
Impact of exchange rate movements	(0.3)	29.9	(0.7)	0.5	29.4
Balance as of March 31, 2018	$1,418.8	987.5	322.9	17.0	$2,746.2

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2018	$266.2	90.0	83.1	23.5	43.9	$506.7
Additions, net of adjustments (1)	8.1	0.9	—	—	9.2	18.2
Adjustment for fully amortized intangibles	(4.4)	—	—	—	—	(4.4)
Impact of exchange rate movements	—	0.1	1.0	0.2	—	1.3
Balance as of March 31, 2019	$269.9	91.0	84.1	23.7	53.1	$521.8

Accumulated Amortization
Balance as of December 31, 2018	$(72.4)	(38.8)	(51.8)	(6.8)	—	$(169.8)
Amortization, net (2)	(9.7)	(3.6)	(2.7)	(0.6)	(0.7)	(17.3)
Adjustment for fully amortized intangibles	4.4	—	—	—	—	4.4
Impact of exchange rate movements	—	—	(0.4)	—	—	(0.4)
Balance as of March 31, 2019	$(77.7)	(42.4)	(54.9)	(7.4)	(0.7)	$(183.1)

Net book value as of March 31, 2019	$192.2	48.6	29.2	16.3	52.4	$338.7
(1) Included in this amount for MSRs was $1.9 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
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

The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of March 31, 2019, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2019 (9 months)	$23.2	27.7	$50.9
2020	29.5	21.0	50.5
2021	26.9	14.0	40.9
2022	24.0	8.4	32.4
2023	20.7	5.9	26.6
2024	18.1	4.0	22.1
Thereafter	49.8	16.2	66.0
Total	$192.2	97.2	$289.4

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2019 and December 31, 2018, we had Investments in real estate ventures of $361.9 million and $356.9 million, respectively.
Approximately 80% of our investments, as of March 31, 2019, are in 44 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 20% of our Investments in real estate ventures, as of March 31, 2019, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $245.6 million as of March 31, 2019, of which $60.4 million relates to our commitment to LIC II.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2019	December 31, 2018
Property and equipment, net	$63.7	48.5
Investments in real estate ventures	13.0	14.0
Other assets	7.4	4.4
Total assets	$84.1	66.9
Other current liabilities	$1.5	0.9
Mortgage indebtedness (included in Other liabilities)	35.3	28.2
Total liabilities	36.8	29.1
Members' equity (included in Noncontrolling interest)	47.3	37.8
Total liabilities and members' equity	$84.1	66.9

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue	$1.3	1.0
Operating and other expenses	(1.6)	(0.8)
Net gains on sale of investments	—	1.5
Net (loss) income	$(0.3)	1.7

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three months ended March 31, 2019 and 2018.
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

(in millions)	2019	2018
Fair value investments as of January 1,	$247.3	242.3
Investments	10.5	2.6
Distributions	(2.8)	(22.5)
Change in fair value	4.3	5.8
Foreign currency translation adjustments, net	0.3	5.3
Fair value investments as of March 31,	$259.6	233.5

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, stock unit awards represent an important element of compensation to our employees. Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2018	652.7	$131.32	2.02
Granted	74.7	152.84
Vested	(195.5)	114.79
Forfeited	(4.9)	126.70
Unvested as of March 31, 2019	527.0	$140.55	2.15

Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	119.3	160.86
Vested	(173.8)	121.15
Forfeited	(15.2)	124.62
Unvested as of March 31, 2018	658.0	$126.31	2.20

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
As of March 31, 2019, we had $39.1 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2023.

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
We estimated the fair value of our Long-term debt as $667.0 million and $671.4 million as of March 31, 2019 and December 31, 2018, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $664.1 million and $671.5 million as of March 31, 2019 and December 31, 2018, respectively, and included debt issuance costs of $3.5 million and $3.7 million, respectively.
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
Of our investments reported at fair value, we generally estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these ventures, (2) consideration of market demand for the specific types of real estate assets held by each venture, and (3) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2019 and December 31, 2018, investments in real estate ventures at fair value using NAV were $200.9 million and $191.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2019			December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$45.7	—	13.0	44.6	—	11.5
Foreign currency forward contracts receivable	—	6.7	—	—	6.5	—
Warehouse receivables	—	501.3	—	—	331.2	—
Deferred compensation plan assets	—	295.3	—	—	258.2	—
Mortgage banking derivative assets	—	—	34.8	—	—	32.4
Total assets at fair value	$45.7	803.3	47.8	44.6	595.9	43.9
Liabilities
Foreign currency forward contracts payable	$—	5.3	—	—	8.6	—
Deferred compensation plan liabilities	—	292.3	—	—	251.8	—
Earn-out liabilities	—	—	169.2	—	—	192.0
Mortgage banking derivative liabilities	—	—	34.2	—	—	26.1
Total liabilities at fair value	$—	297.6	203.4	—	260.4	218.1

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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2019 and December 31, 2018, these contracts had a gross notional value of $1.99 billion ($0.74 billion on a net basis) and $1.99 billion ($0.84 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either the three months ended March 31, 2019 or 2018.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $6.7 million asset as of March 31, 2019, was composed of gross contracts with receivable positions of $7.4 million and payable positions of $0.7 million. The $5.3 million liability as of March 31, 2019, was composed of gross contracts with receivable positions of $0.9 million and payable positions of $6.2 million. As of December 31, 2018, the $6.5 million asset was composed of gross contracts with receivable positions of $6.7 million and payable positions of $0.2 million. The $8.6 million liability as of December 31, 2018, was composed of gross contracts with receivable positions of $0.6 million and payable positions of $9.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of March 31, 2019 and December 31, 2018, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2019, as Deferred compensation plan assets of $295.3 million, long-term deferred compensation plan liabilities of $292.3 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2018, as Deferred compensation plan assets of $258.2 million, long-term deferred compensation plan liabilities of $251.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million.
Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probability of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. An increase to the probability of achievement would result in a higher fair value measurement. See Note 5, Business Combinations, Goodwill and Other Intangible Assets, for additional discussion of our earn-out liabilities.
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

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of March 31, 2019
Investments in real estate ventures	$11.5	—	—	1.5	—	$13.0
Mortgage banking derivative assets and liabilities, net	6.3	(9.2)	—	15.1	(11.6)	0.6
Earn-out liabilities	192.0	5.7	(0.3)	1.5	(29.7)	169.2

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of March 31, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	(2.1)	—	17.4	(18.2)	$5.8
Earn-out liabilities	227.1	(1.2)	0.5	1.7	(7.8)	220.3
1 CTA: Currency translation adjustments

(in millions)

(in millions)

Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings from real estate ventures
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2019 or 2018. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	LEASES
Substantially all of our operating lease are related to office space we lease in various buildings for our own use. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. We also lease equipment under both operating and finance lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future minimum lease payments. The related lease expense is recognized on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2019, was $40.2 million. Additionally, $25.7 million of operating right-of-use assets were obtained in exchange for lease obligations.

Finance leases are included in Property and equipment, net of accumulated depreciation, Short-term borrowings, and Other liabilities on our Condensed Consolidated Balance Sheets. Our finance leases do not represent a significant portion of our leasing activity. As of March 31, 2019, our total commitments related to finance leases was $11.5 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of March 31, 2019, in accordance with ASC Topic 842, are presented in the below table.

(in millions)	ASC 842
2019 (9 months)	$116.9
2020	140.4
2021	120.9
2022	88.5
2023	71.6
Thereafter	223.9
Total future minimum lease payments	762.2
Less imputed interest	94.3
Total	$667.9

Other information related to operating leases was as follows:

(in millions)	March 31, 2019
Weighted Average Remaining Lease Term	6.8 years
Weighted Average Discount Rate	3.9%

Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2018, in accordance with ASC Topic 840 included in our 2018 Annual Report on Form 10-K, are presented in the below table:

(in millions)	ASC 840
2019	$167.8
2020	153.1
2021	132.3
2022	99.4
2023	81.0
Thereafter	257.3
Total future minimum lease payments	890.9

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	March 31, 2019	December 31, 2018
Short-term borrowings:
Local overdraft facilities	$36.7	17.0
Other short-term borrowings	82.6	15.7
Total short-term borrowings	$119.3	32.7
Credit facility, net of debt issuance costs of $15.0 and $15.9	510.0	(15.9)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.4 and $1.5	273.6	273.5
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.0 and $1.1	195.2	199.0
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	195.3	199.0
Total debt	$1,293.4	688.3

Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of March 31, 2019, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.5 million and $8.6 million as of March 31, 2019 and December 31, 2018, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended March 31,
($ in millions)	2019	2018
Average outstanding borrowings under the Facility	$209.0	202.3
Effective interest rate on the Facility	3.3%	2.6%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $63.1 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2019, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2019.

Warehouse Facilities

	March 31, 2019		December 31, 2018
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.3%, expires September 23, 2019	$299.5	375.0	217.3	375.0
LIBOR plus 1.25%, expires September 20, 2019	85.7	775.0	82.9	775.0
LIBOR plus 1.3%, expires August 31, 2019	—	100.0	—	100.0
Fannie Mae ASAP(1) program, LIBOR plus 1.30% to 1.45%	92.8	n/a	18.9	n/a
Gross warehouse facilities	$478.0	1,250.0	319.1	1,250.0
Debt issuance costs	(0.8)	n/a	(1.2)	n/a
Total warehouse facilities	$477.2	1,250.0	317.9	1,250.0

1 As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of March 31, 2019.

11.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $38.1 million and $40.6 million as of March 31, 2019 and December 31, 2018, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2018	$43.1
New claims	—
Prior year claims adjustments	(2.4)
Claims paid	(1.1)
March 31, 2019	$39.6

December 31, 2017	$26.7
New claims	2.2
Prior year claims adjustments	13.9
Claims paid	(1.6)
March 31, 2018	$41.2

As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of March 31, 2019 and December 31, 2018, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $8.6 billion and $8.4 billion, respectively.

As of March 31, 2019 and December 31, 2018, loan loss accruals were both $17.5 million and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three months ended March 31, 2019 and 2018.

12.	RESTRUCTURING AND ACQUISITION CHARGES
For the three months ended March 31, 2019 and 2018, we recognized Restructuring and acquisition charges of $18.6 million and $0.7 million, respectively, which included $5.7 million of net increases and $1.2 million of net decreases, respectively, that arose from prior-period acquisition activity.
In all periods, the remaining charges primarily consist of (1) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (2) lease exit charges, and (3) other restructuring, acquisition and integration-related charges. The following tables show the restructuring and acquisition accrual activity and related payments, which are exclusive of the adjustments individually noted above.

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	5.0	—	7.9	12.9
Payments made	(7.8)	(0.1)	(6.5)	(14.4)
March 31, 2019	$11.2	0.5	1.9	$13.6

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	1.3	0.2	0.4	1.9
Payments made	(3.9)	(0.2)	(0.7)	(4.8)
March 31, 2018	$11.6	5.7	1.1	$18.4

We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2019 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

13.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2018	$—
Acquisition of redeemable noncontrolling interest (1)	8.4
Redeemable noncontrolling interests as of March 31, 2019	$8.4
(1) Reflects our acquisition of redeemable noncontrolling interest related to our 2019 acquisition of Latitude.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	31.3	31.3
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.0)	—	(1.0)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.0)	31.3	30.3
Balance as of March 31, 2019	$(58.4)	(367.5)	$(425.9)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	$(340.8)
Other comprehensive income before reclassification	—	51.8	51.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	51.8	51.8
Balance as of March 31, 2018	$(60.5)	(228.5)	$(289.0)

15.	SUBSEQUENT EVENTS
On May 7, 2019, we announced a cash dividend of $0.43 per share of common stock. The dividend payment will be made on June 14, 2019, to holders of record at the close of business on May 17, 2019. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2019, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2019.
The following are the critical accounting policies and estimates discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018:

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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the three months ended March 31, 2019 and our forecasted effective tax rate for 2019 is 24.5%, excluding a discrete tax benefit recorded during the quarter. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2019 global effective tax rate. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, after factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2019 and 2018, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally. "n.m." is defined as not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.

Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$477.9	401.2	76.7	19%	21%
Capital Markets	193.5	232.7	(39.2)	(17)	(14)
Property & Facility Management	2,269.1	2,053.6	215.5	10	14
Project & Development Services	600.1	579.2	20.9	4	8
Advisory, Consulting and Other	181.6	169.2	12.4	7	11
Real Estate Services ("RES") revenue	$3,722.2	3,435.9	286.3	8%	12%
LaSalle	98.4	119.3	(20.9)	(18)	(14)
Revenue	$3,820.6	3,555.2	265.4	7%	11%
Reimbursements	(1,859.0)	(1,664.1)	194.9	12	14
Revenue before reimbursements	$1,961.6	1,891.1	70.5	4%	8%
Gross contract costs	(642.6)	(606.9)	(35.7)	6	11
Net non-cash MSR and mortgage banking derivative activity	0.1	(2.7)	2.8	n.m.	n.m.
Fee revenue	$1,319.1	1,281.5	37.6	3%	6%
Leasing	461.4	385.1	76.3	20	22
Capital Markets	184.8	221.2	(36.4)	(16)	(14)
Property & Facility Management	280.7	265.2	15.5	6	10
Project & Development Services	173.4	173.7	(0.3)	0	4
Advisory, Consulting and Other	125.1	123.1	2.0	2	6
RES fee revenue	1,225.4	1,168.3	57.1	5	8
LaSalle	93.7	113.2	(19.5)	(17)	(14)
Compensation and benefits excluding gross contract costs	958.0	932.7	25.3	3	6
Operating, administrative and other expenses excluding gross contract costs	270.5	254.9	15.6	6	10
Depreciation and amortization	46.5	42.1	4.4	10	13
Total fee-based operating expenses	1,275.0	1,229.7	45.3	4	7
Restructuring and acquisition charges	18.6	0.7	17.9	n.m.	n.m.
Gross contract costs	642.6	606.9	35.7	6	11
Total operating expenses, excluding reimbursed expenses	$1,936.2	1,837.3	98.9	5%	10%
Operating income	$25.4	53.8	(28.4)	(53)%	(56)%
Equity earnings	$5.0	13.6	(8.6)	(63)%	(62)%
Adjusted EBITDA	$95.4	107.7	(12.3)	(11)%	(12)%

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
(2)Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and Adjusted EBITDA margin; and
(3)Percentage changes against prior periods, presented on a local currency basis.
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
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are indirectly reimbursed through the management fees we receive. These costs are presented on a gross basis in Operating expenses with the corresponding management fees in Revenue before reimbursements. However, as we generally earn little to no margin on such costs, excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures, including those with direct versus indirect reimbursement of such costs.
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

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue	$3,820.6	3,555.2
Reimbursements	(1,859.0)	(1,664.1)
Revenue before reimbursements	1,961.6	1,891.1
Adjustments:
Gross contract costs	(642.6)	(606.9)
Net non-cash MSR and mortgage banking derivative activity	0.1	(2.7)
Fee revenue	$1,319.1	1,281.5

Operating expenses	$3,795.2	3,501.4
Reimbursed expenses	(1,859.0)	(1,664.1)
Operating expenses, excluding reimbursed expenses	1,936.2	1,837.3
Less: Gross contract costs	(642.6)	(606.9)
Fee-based operating expenses	$1,293.6	1,230.4

Operating income	$25.4	53.8
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis), on a local currency basis.

	Three Months Ended March 31,
(in millions)	2019	2018
Net income attributable to common shareholders	$21.3	40.3
Add:
Interest expense, net of interest income	9.6	13.8
Provision for income taxes	(0.7)	13.5
Depreciation and amortization	46.5	42.1
EBITDA	$76.7	109.7
Adjustments:
Restructuring and acquisition charges	18.6	0.7
Net non-cash MSR and mortgage banking derivative activity	0.1	(2.7)
Adjusted EBITDA	$95.4	107.7

Net income margin attributable to common shareholders[1]	1.1%	2.1%

Adjusted EBITDA margin	7.0%	8.4%
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

	Three Months Ended March 31,
($ in millions)	2019	% Change
Revenue:
At current period exchange rates	$3,820.6	7%
Impact of change in exchange rates	121.3	n/a
At comparative period exchange rates	$3,941.9	11%

Fee Revenue:
At current period exchange rates	$1,319.1	3%
Impact of change in exchange rates	42.1	n/a
At comparative period exchange rates	$1,361.2	6%

Operating Income:
At current period exchange rates	$25.4	(53)%
Impact of change in exchange rates	(1.9)	n/a
At comparative period exchange rates	$23.5	(56)%

Adjusted EBITDA:
At current period exchange rates	$95.4	(11)%
Impact of change in exchange rates	(0.4)	n/a
At comparative period exchange rates	$95.0	(12)%

Revenue
For the first quarter of 2019 compared with 2018, consolidated RES revenue increased 12% to $3.7 billion and consolidated RES fee revenue increased 8% to $1.2 billion. The increase in consolidated RES revenue was driven by Property & Facility Management, which contributed over 70% of the increase on a local currency basis and was primarily from facilities management growth in Americas. Consolidated fee revenue growth within our RES service lines was led by Leasing (87% of consolidated RES fee revenue growth on a local currency basis), with a notable contribution from Property & Facility Management (29%). This growth was partially offset by a decline in Capital Markets. Geographically across service lines, Americas was the driver of RES fee revenue growth, contributing 95% on a local currency basis, followed by Asia Pacific (16%), and partially offset by a decline in EMEA.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the first quarter of 2018, by notable segment. While all regions had a decline in Capital Markets fee revenue, EMEA reflected the most prominent decrease. Refer to segment operating results for further discussion.
•Leasing - substantially all Americas
•Property & Facility Management - EMEA (54%), Asia Pacific (38%)
•Project & Development Services - Asia Pacific (79%) and Americas (37%), partially offset by EMEA
•Advisory, Consulting and Other - Americas (115%) and Asia Pacific (15%), partially offset by EMEA
LaSalle's decrease in revenue reflects an anticipated reduction from the record incentive fee performance in 2018, partially offset by increased advisory fees.
Our consolidated fee revenue increased 3% in U.S. dollars (“USD”) and 6% in local currency for the first quarter of 2019, compared with 2018. The spread for the quarter was driven primarily by strengthening of the U.S. dollar against the British pound sterling, euro and Australian dollar.
Operating Expenses
Consolidated operating expenses, excluding reimbursed expenses, were $1.9 billion for the three months ended March 31, 2019, respectively, representing an increase of 10% from the prior year. Consolidated fee-based operating expenses were $1.3 billion for the first quarter of 2019, an increase of 9% from 2018. These expense increases were primarily attributable to Americas, which represented 84% of the increase in fee-based operating expenses on a local currency basis; Asia Pacific represented 15% while LaSalle and EMEA were largely flat year over year.
Restructuring and acquisition charges were $18.6 million and $0.7 million for the first quarter of 2019 and 2018, respectively. Charges in the first quarter of 2019 reflected (a) $5.0 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to local, regional and/or global business operations, (b) $7.9 million of costs incurred for restructuring, pre-acquisition due diligence and post-acquisition integration activities, and (c) $5.7 million of net non-cash fair value adjustments that resulted in a net increase to earn-out liabilities that arose from prior period acquisition activity. Comparatively, charges in 2018 included (a) $1.3 million of severance and other employment-related charges incurred with respect to headcount reductions or other activities considered to represent structural changes to local, regional and/or global business operations and (b) $0.6 million of costs incurred for restructuring, pre-acquisition due diligence and post-acquisition integration activities, partially offset by (c) $1.2 million of net non-cash fair value adjustments that resulted in a net decrease to earn-out liabilities that arose from prior period acquisition activity.
Equity Earnings from Real Estate Ventures
For the three months ended March 31, 2019, we recognized equity earnings of $5.0 million, compared with $13.6 million in the prior-year quarter. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.

Income Taxes
The income tax benefit was $0.7 million the first quarter of 2019 and included a $5.7 million reduction to our reserve for uncertain tax positions. Excluding the impact of this discrete item, the effective tax rate was 24.5%. The year-to-date 2019 effective tax rate is slightly higher than the 23.7% effective tax rate for the year ended December 31, 2018, excluding the impact of the additional expense recognized in 2018 relating to the enactment of the Tax Cuts and Jobs Act, due to (i) increased nondeductible expenses, (ii) a higher proportion of pre-tax income generated in countries with comparatively higher statutory tax rates, and (iii) additional U.S. taxation of international income.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the first quarter of 2019 was $21.3 million, compared with $40.3 million in 2018. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 1.1% in the first quarter of 2019, compared with 2.1% in the prior-year quarter. Adjusted EBITDA was $95.4 million for the first quarter of 2019, compared with $107.7 million in 2018. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the first quarter of 2019 was 7.2% in USD (7.0% in local currency), compared with 8.4% last year. Overall, first-quarter performance demonstrates progress on driving margin expansion in our RES business, despite lower contribution from Capital Markets. This improvement was more than offset by lower incentive fees and higher deferred compensation expense within LaSalle.
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

Americas - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$2,250.1	1,941.0	309.1	16%	17%
Reimbursements	(1,351.4)	(1,181.7)	(169.7)	14	15
Revenue before reimbursements	$898.7	759.3	139.4	18%	19%
Gross contract costs	(187.7)	(133.1)	(54.6)	41	43
Net non-cash MSR and mortgage banking derivative activity	0.1	(2.7)	2.8	n.m.	n.m.
Fee Revenue	$711.1	623.5	87.6	14%	15%
Leasing	377.6	293.3	84.3	29	29
Capital Markets	99.7	108.2	(8.5)	(8)	(8)
Property & Facility Management	111.4	110.2	1.2	1	2
Project & Development Services	80.7	78.9	1.8	2	3
Advisory, Consulting and Other	41.7	32.9	8.8	27	28
Compensation, operating and administrative expenses excluding gross contract costs	623.1	555.6	67.5	12	13
Depreciation and amortization	27.3	24.3	3.0	12	12
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	650.4	579.9	70.5	12	13
Gross contract costs	187.7	133.1	54.6	41	43
Segment operating expenses (excluding reimbursed expenses)	$838.1	713.0	125.1	18%	19%
Segment operating income	$60.6	46.3	14.3	31%	31%
Equity (loss) earnings	$(0.3)	0.1	(0.4)	n.m.	n.m.
Adjusted EBITDA	$88.0	67.7	20.3	30%	30%
Americas revenue increase was led by Property & Facility Management, due to the ramp-up of notable prior-year wins and expansion of existing facilities management relationships with Corporate Solutions clients. Record Leasing performance drove the Americas double-digit fee revenue growth this quarter, led by the Northwest, Mid-Atlantic and New York U.S. markets together with a higher average deal size. Notable revenue growth in Advisory, Consulting and Other was driven by our U.S. valuations businesses. The decline in Capital Markets was attributable to a decline in overall market volumes.
The increase in operating expenses and fee-based operating expenses for the quarter, compared with the prior year, reflected revenue-related expense growth and incremental investments in platform and technology transformation programs.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 12.4% in USD (12.3% in local currency) for the quarter, an increase of 150 basis points compared with 10.9% in 2018. The profitability increase primarily reflects improved conversion from Leasing revenue growth coupled with cost management initiatives.

EMEA - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$723.4	783.6	(60.2)	(8)%	—%
Reimbursements	(164.6)	(156.0)	(8.6)	6	15
Revenue before reimbursements	$558.8	627.6	(68.8)	(11)%	(4)%
Gross contract costs	(242.7)	(277.2)	34.5	(12)	(6)
Fee Revenue	$316.1	350.4	(34.3)	(10)%	(3)%
Leasing	50.5	57.0	(6.5)	(11)	(5)
Capital Markets	59.6	84.0	(24.4)	(29)	(23)
Property & Facility Management	95.0	87.2	7.8	9	17
Project & Development Services	59.5	64.9	(5.4)	(8)	(2)
Advisory, Consulting and Other	51.5	57.3	(5.8)	(10)	(4)
Compensation, operating and administrative expenses excluding gross contract costs	334.2	359.0	(24.8)	(7)	—
Depreciation and amortization	11.3	11.4	(0.1)	(1)	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	345.5	370.4	(24.9)	(7)	—
Gross contract costs	242.7	277.2	(34.5)	(12)	6
Segment operating expenses (excluding reimbursed expenses)	$588.2	647.6	(59.4)	(9)%	(2)%
Segment operating loss	$(29.4)	(20.0)	(9.4)	(47)%	(62)%
Equity earnings	$0.1	—	0.1	n.m.	n.m.
Adjusted EBITDA	$(18.2)	(7.4)	(10.8)	n.m.	n.m.
EMEA’s revenue was flat to 2018 and fee revenue decreased slightly as growth in Property & Facility Management was overshadowed by declines in other service lines, specifically Capital Markets. Property & Facility Management growth was primarily due to expansions of existing mandates with Corporate Solutions clients, notably in the UK. The decline in Capital Markets reflects a decline in market volumes and also follows a strong prior year where fee revenue grew 32% compared with 2017. Geographically across service lines, MENA had the most notable fee revenue growth for the quarter, while the UK and France had the most notable decreases.
The change in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, reflects lower transaction-based variable compensation and lower bonus payouts in the first quarter for 2018 performance than originally expected, offset by increased investments in technology and platform initiatives.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was negative 5.8% in USD for the quarter (negative 6.0% in local currency), compared with negative 2.1% last year. The profitability decrease primarily reflects the revenue decline from higher-margin transactional business.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$748.7	711.3	37.4	5%	12%
Reimbursements	(341.1)	(321.6)	(19.5)	6	13
Revenue before reimbursements	$407.6	389.7	17.9	5%	10%
Gross contract costs	(209.4)	(195.3)	(14.1)	7	13
Fee Revenue	$198.2	194.4	3.8	2%	8%
Leasing	33.3	34.8	(1.5)	(4)	1
Capital Markets	25.5	29.0	(3.5)	(12)	(8)
Property & Facility Management	74.3	67.8	6.5	10	16
Project & Development Services	33.2	29.9	3.3	11	19
Advisory, Consulting and Other	31.9	32.9	(1.0)	(3)	3
Compensation, operating and administrative expenses excluding gross contract costs	191.1	189.7	1.4	1	6
Depreciation and amortization	6.4	5.6	0.8	14	20
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	197.5	195.3	2.2	1	7
Gross contract costs	209.4	195.3	14.1	7	13
Segment operating expenses (excluding reimbursed expenses)	$406.9	390.6	16.3	4%	10%
Segment operating income (loss)	$0.7	(0.9)	1.6	n.m.	n.m.
Equity earnings	$0.3	0.3	—	—%	—%
Adjusted EBITDA	$7.3	5.0	2.3	46%	60%
Asia Pacific revenue and fee revenue growth was led by (i) Property & Facility Management, primarily due to expansion of existing client mandates coupled with new client wins, and (ii) Project & Development Services, driven notably by new client wins in Australia. This increase was partially offset by a decline in Capital Markets, primarily due to deal timing. Geographically across service lines, Japan led fee revenue growth.
The increases in segment operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, generally correspond with revenue-related expense growth. In addition, 2018 expenses included $3.5 million of higher than anticipated costs on certain client assignments that did not recur in 2019.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 3.7% in USD for the quarter (3.8% in local currency), compared with 2.5% last year. Operating performance improvement and margin expansion reflect the expense commentary noted above.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$98.4	119.3	(20.9)	(18)%	(14)%
Reimbursements	(1.9)	(4.8)	2.9	(60)	(59)
Revenue before reimbursements	$96.5	114.5	(18.0)	(16)%	(13)%
Gross contract costs	(2.8)	(1.3)	(1.5)	n.m.	n.m.
Fee Revenue	$93.7	113.2	(19.5)	(17)%	(14)%
Advisory fees	73.8	65.1	8.7	13	17
Transaction fees & other	12.4	15.4	(3.0)	(19)	(15)
Incentive fees	7.5	32.7	(25.2)	(77)	(76)
Compensation, operating and administrative expenses excluding gross contract costs	80.1	83.3	(3.2)	(4)	(1)
Depreciation and amortization	1.5	0.8	0.7	88	99
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	81.6	84.1	(2.5)	(3)	—
Gross contract costs	2.8	1.3	1.5	n.m.	n.m.
Segment operating expenses (excluding reimbursed expenses)	$84.4	85.4	(1.0)	(1)%	1%
Segment operating income	$12.1	29.1	(17.0)	(58)%	(54)%
Equity earnings	$4.9	13.2	(8.3)	(63)%	(62)%
Adjusted EBITDA	$18.3	42.4	(24.1)	(57)%	(53)%
The decrease in LaSalle’s revenue reflected an increase in advisory fees more than offset by an anticipated decline in incentive fees compared with the prior year. The increase in advisory fees was split between strong growth in private equity and fees attributable to assets under management (“AUM”) from recent acquisitions. The growth in advisory fees is notable as approximately $3 million of catch-up advisory fees were earned in 2018 as a result of new equity commitments in established funds.
Equity earnings in 2019 were primarily driven by net valuation increases for investments in Asia and Americas, while the prior year was driven by net valuation increases in Europe and Asia.
Segment operating expenses, excluding reimbursed expenses, and Fee-based operating expenses, excluding restructuring and acquisition charges, were largely flat compared with 2018. Expenses reflect a reduction in the current portion of variable compensation expense due to lower incentive fees, offset by deferred compensation expense from significant incentive fees earned in the full-year 2018.
Adjusted EBITDA margin was 19.5% in USD for the quarter (20.3% in local currency), compared with 37.4% last year. The change in margin reflects lower incentive fees and equity earnings as well as the deferred compensation expense noted above.
AUM was $64.3 billion as of March 31, 2019, an increase of 6% in USD (7% in local currency) from $60.5 billion as of December 31, 2018. The AUM increase included (i) $5.9 billion from the 2018 Aviva Investors transactions, (ii) $2.6 billion of acquisitions and (iii) $0.4 billion of net valuation increases, partially offset by (iv) $4.9 billion of dispositions and withdrawals and (v) $0.2 billion of foreign currency decreases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $551.5 million of cash in the first three months of 2019, compared with $258.6 million of cash used during the same period in 2018. The change in cash flows from operating activities is driven by higher annual incentive compensation paid to employees in 2019 as compared with 2018, reflecting our performance in the previous annual periods and the timing of payments made year-over-year. In addition, EMEA accelerated payment of certain trade payables in advance of its April 1, 2019 implementation of a new financial enterprise system.
Cash Flows from Investing Activities
We used $91.0 million of cash for investing activities during the first three months of 2019, an increase of $31.0 million from the $60.0 million used during the same period in 2018. The increase in cash used was primarily driven by payments for business acquisitions and net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $592.8 million of cash during the first three months of 2019, as compared to $341.8 million provided by financing activities during the same period in 2018. The net change of $251.0 million in cash flows from financing activities is substantially driven by the change in cash flows from operating activities noted above.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of March 31, 2019, we had outstanding borrowings under the Facility of $525.0 million and outstanding letters of credit of $0.5 million. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. The average outstanding borrowings under the Facility were $209.0 million and $202.3 million during the three months ended March 31, 2019 and 2018, respectively.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
In addition to our Facility, we had the capacity to borrow up to an additional $63.1 million under local overdraft facilities as of March 31, 2019. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $119.3 million and $32.7 million as of March 31, 2019 and December 31, 2018, respectively, of which $36.7 million and $17.0 million as of March 31, 2019 and December 31, 2018, respectively, were attributable to local overdraft facilities.
See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Co-Investment Activity
As of March 31, 2019, we had total investments of $361.9 million in separate property or fund co-investments, primarily related to LaSalle. For the three months ended March 31, 2019, funding of co-investments exceeded return of capital by $3.4 million, compared with the prior year quarter when return of capital exceeded funding of co-investments by $7.4 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of March 31, 2019, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2018 or in the first three months of 2019 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.

On May 7, 2019, we announced a semi-annual cash dividend of $0.43 per share of common stock. The dividend payment will be made on June 14, 2019 to holders of record at the close of business on May 17, 2019. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Net capital additions for the three months ended March 31, 2019 and 2018, were $44.6 million and $41.6 million, respectively. Our capital expenditures in 2019 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the three months ended March 31, 2019 and 2018, were $15.6 million and $17.7 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the three months ended March 31, 2019, we paid $67.9 million for business acquisitions. This included $26.7 million of payments relating to acquisitions in 2019 and $41.2 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $57.7 million as of March 31, 2019. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2019, we had the potential to make earn-out payments for a maximum of $376.4 million on 54 completed acquisitions subject to the achievement of certain performance conditions. We anticipate the majority of these earn-out payments will come due at various times over the next six years, assuming the achievement of the applicable performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2019 and December 31, 2018, we had total cash and cash equivalents of $389.5 million and $480.9 million, respectively, of which approximately $342.0 million and $429.1 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 5% and 6% of our total assets as of March 31, 2019 and December 31, 2018, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $245.6 million as of March 31, 2019. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2018 in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of March 31, 2019. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three months ended March 31, 2019 was $209.0 million, with an effective interest rate of 3.3%. We had $525.0 million outstanding under the Facility and outstanding letters of credit of $0.5 million as of March 31, 2019. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes"), excluding debt issuance costs, due in November 2022 bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million of senior unsecured notes ("Euro Notes"), including €175.0 million due in June 2027 and €175.0 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and the Euro Notes at fixed interest rates has helped to limit our exposure to future movements in interest rates
Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2018 or the first three months of 2019, and we had no such agreements outstanding as of March 31, 2019.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2019 on our variable-rate debt, our results would reflect an increase of $0.3 million to Interest expense, net of interest income, for the three months ended March 31, 2019.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 44% and 48% of our Total revenue for the three months ended March 31, 2019 and 2018, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (9% and 10% of Total revenue for the three months ended March 31, 2019 and 2018, respectively) and the euro (8% and 9% of Total revenue for the three months ended March 31, 2019 and 2018, respectively).
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

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a quarter-over-quarter basis, for the three months ended March 31, 2019, our Total revenue increased 7% in U.S. dollars and 11% in local currency, and our Operating income decreased 53% in U.S. dollars and 56% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of March 31, 2019, we had forward exchange contracts in effect with a gross notional value of $1.99 billion ($0.74 billion on a net basis). Net gains or losses are generally offset by associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2019, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Appointment of Chief Financial Officer
On March 5, 2019, Jones Lang LaSalle Incorporated announced the appointment of Stephanie Plaines as Global Chief Financial Officer effective by the end of March. She reports to CEO Christian Ulbrich and joined the Company's Global Executive Board. Effective March 18, 2019, she replaced Trish Maxson, who remains Chief Administrative Officer.

Corporate Officers
The names and titles of our corporate executive officers, as of March 31, 2019, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Stephanie Plaines
Chief Financial Officer[1]

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

John Forrest
Chief Executive Officer, Global Corporate Solutions

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Patricia Maxson
Chief Administrative Officer

Gregory P. O'Brien
Chief Executive Officer, Americas

[1]Effective March 18, 2019, Ms. Plaines succeeded Ms. Maxson as Chief Financial Officer. Ms. Maxson continues to serve as Chief Administrative Officer.
Additional Global Corporate Officers

Mary E. Bilbrey	James S. Jasionowski
Chief Human Resources Officer	Chief Tax Officer

Louis F. Bowers	Parikshat Suri
Controller	Chief Audit Executive

Bryan J. Duncan	Judith I. Tempelman
Treasurer	Head of Corporate Development

Allan Frazier	Alan Tse
Chief Information Officer	Chief Legal Officer and Corporate Secretary

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMG, LLC and HFF, Inc.

10.1*	Letter Agreement, dated February 27, 2019, between Jones Lang LaSalle Incorporated and Stephanie Plaines

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2019.

JONES LANG LASALLE INCORPORATED

By:	/s/ Stephanie Plaines
Stephanie Plaines
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)