Form 10-Q
period 2019-06-30
JONES LANG LASALLE INC
filed 2019-08-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission File Number 1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Dr,	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 2, 2019 was 51,521,620.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$411.2	480.9
Trade receivables, net of allowances of $68.7 and $52.0	1,725.9	1,854.0
Notes and other receivables	375.0	363.0
Reimbursable receivables	1,442.1	1,540.5
Warehouse receivables	403.1	331.2
Short-term contract assets	342.5	314.7
Prepaid & other	330.3	321.7
Total current assets	5,030.1	5,206.0
Property and equipment, net of accumulated depreciation of $611.8 and $588.3	583.3	567.9
Operating lease right-of-use assets	601.1	—
Goodwill	2,730.7	2,697.8
Identified intangibles, net of accumulated amortization of $180.3 and $169.8	336.1	336.9
Investments in real estate ventures, including $272.8 and $247.3 at fair value	375.5	356.9
Long-term receivables	221.3	199.0
Deferred tax assets, net	206.2	210.1
Deferred compensation plan	297.7	258.2
Other	198.9	192.7
Total assets	$10,580.9	10,025.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,037.2	1,261.4
Reimbursable payables	980.2	1,090.7
Accrued compensation & benefits	1,059.3	1,604.5
Short-term borrowings	118.7	32.7
Short-term contract liabilities and deferred income	148.1	190.4
Short-term acquisition-related obligations	91.0	78.5
Warehouse facilities	384.0	317.9
Short-term operating lease liabilities	133.4	—
Other	218.6	185.7
Total current liabilities	4,170.5	4,761.8
Credit facility, net of debt issuance costs of $14.1 and $15.9	485.9	(15.9)
Long-term debt, net of debt issuance costs of $3.4 and $3.7	669.6	671.5
Deferred tax liabilities, net	30.2	32.7
Deferred compensation	314.9	277.8
Long-term acquisition-related obligations	146.2	175.8
Long-term operating lease liabilities	552.6	—
Other	327.2	387.3
Total liabilities	6,697.1	6,291.0
Redeemable noncontrolling interest	8.5	—
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 45,762,688 and 45,599,418 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,069.6	1,057.3
Retained earnings	3,207.8	3,095.7
Shares held in trust	(5.9)	(5.8)
Accumulated other comprehensive loss	(450.0)	(456.2)
Total Company shareholders’ equity	3,822.0	3,691.5
Noncontrolling interest	53.3	43.0
Total equity	3,875.3	3,734.5
Total liabilities and equity	$10,580.9	$10,025.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$2,348.2	2,163.3	$4,309.8	4,054.4
Reimbursements	1,918.3	1,740.4	3,777.3	3,404.5
Total revenue	$4,266.5	3,903.7	$8,087.1	7,458.9
Operating expenses:
Compensation and benefits	$1,354.8	1,240.5	$2,518.6	2,337.7
Operating, administrative and other	772.1	737.8	1,479.4	1,435.1
Reimbursed expenses	1,918.3	1,740.4	3,777.3	3,404.5
Depreciation and amortization	45.5	46.3	92.0	88.4
Restructuring and acquisition charges (credits)	25.7	(11.1)	44.3	(10.4)
Total operating expenses	4,116.4	3,753.9	7,911.6	7,255.3
Operating income	150.1	149.8	175.5	203.6
Interest expense, net of interest income	13.6	14.3	23.2	28.1
Equity earnings from real estate ventures	10.2	10.2	15.2	23.8
Other income	0.8	1.7	0.5	4.2
Income before income taxes and noncontrolling interest	147.5	147.4	168.0	203.5
Income tax provision	36.2	37.6	35.5	51.1
Net income	111.3	109.8	132.5	152.4
Net income attributable to noncontrolling interest	0.6	1.8	0.5	4.1
Net income attributable to the Company	110.7	108.0	132.0	148.3
Dividends on unvested common stock, net of tax benefit	0.2	0.2	0.2	0.2
Net income attributable to common shareholders	$110.5	107.8	$131.8	148.1
Basic earnings per common share	$2.42	2.37	$2.88	3.26
Basic weighted average shares outstanding (in 000's)	45,749	45,493	45,712	45,468
Diluted earnings per common share	$2.40	2.35	$2.86	3.23
Diluted weighted average shares outstanding (in 000's)	46,040	45,951	46,029	45,922
Dividends declared per share	$0.43	0.41	$0.43	0.41
Net income attributable to the Company	$110.7	108.0	$132.0	148.3
Change in pension liabilities, net of tax	(0.8)	—	(1.8)	—
Foreign currency translation adjustments	(23.3)	(102.6)	8.0	(50.8)
Comprehensive income attributable to the Company	$86.6	5.4	$138.2	97.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
Net income	—	—	—	21.3	—	—	(0.1)	21.2
Shares issued under stock-based compensation programs	198,575	—	2.0	—	—	—	—	2.0
Shares repurchased for payment of taxes on stock-based compensation	(58,750)	—	(9.7)	—	—	—	—	(9.7)
Amortization of stock-based compensation	—	—	7.0	—	—	—	—	7.0
Change in pension liabilities, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	—	31.3	—	31.3
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.8	9.8
March 31, 2019	45,739,243	$0.5	1,056.6	3,117.0	(5.8)	(425.9)	52.7	$3,795.1
Net income (1)	—	—	—	110.7	—	—	0.5	111.2
Shares issued under stock-based compensation programs	31,820	—	0.8	—	—	—	—	0.8
Shares repurchased for payment of taxes on stock-based compensation	(8,375)	—	(0.7)	—	—	—	—	(0.7)
Amortization of stock-based compensation	—	—	12.9	—	—	—	—	12.9
Dividends paid	—	—	—	(19.9)	—	—	—	(19.9)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Change in pension liabilities, net of tax	—	—	—	—	—	(0.8)	—	(0.8)
Foreign currency translation adjustments	—	—	—	—	—	(23.3)	—	(23.3)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.1	0.1
June 30, 2019	45,762,688	$0.5	1,069.6	3,207.8	(5.9)	(450.0)	53.3	$3,875.3
(1) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2019.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Company Shareholder's Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	40.3	—	—	2.3	42.6
Shares issued under stock-based compensation programs	172,157	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(55,536)	—	(8.7)	—	—	—	—	(8.7)
Amortization of stock-based compensation	—	—	8.8	—	—	—	—	8.8
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	51.8	—	51.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
March 31, 2018	45,490,438	$0.5	1,040.0	2,689.3	(6.0)	(289.0)	40.9	$3,475.7
Net income	—	—	—	108.0	—	—	1.8	109.8
Shares issued under stock-based compensation programs	5,077	—	0.1	—	—	—	—	0.1
Shares repurchased for payment of taxes on stock-based compensation	(344)	—	(0.1)	—	—	—	—	(0.1)
Amortization of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Dividends paid	—	—	—	(18.9)	—	—	—	(18.9)
Foreign currency translation adjustments	—	—	—	—	—	(102.6)	—	(102.6)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(4.5)	(4.5)
June 30, 2018	45,495,171	$0.5	1,046.7	2,778.4	(6.0)	(391.6)	38.2	$3,466.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2019	2018
Cash flows used in operating activities:
Net income	$132.5	152.4
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	6.1	19.1
Other adjustments, net	107.9	60.7
Changes in working capital, net	(729.6)	(500.1)
Net cash used in operating activities	(483.1)	(267.9)
Cash flows used in investing activities:
Net capital additions – property and equipment	(83.8)	(71.0)
Net investment asset activity (less than wholly-owned)	(19.2)	(10.6)
Business acquisitions, net of cash acquired	(28.3)	(11.2)
Capital contributions to real estate ventures	(35.6)	(20.6)
Distributions of capital from real estate ventures	19.8	27.5
Other, net	5.4	2.2
Net cash used in investing activities	(141.7)	(83.7)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	2,545.0	1,780.0
Repayments of borrowings under credit facility	(2,045.1)	(1,365.0)
Net proceeds from short-term borrowings	86.0	16.4
Payments of deferred business acquisition obligations and earn-outs	(26.6)	(26.3)
Payment of dividends	(19.9)	(18.9)
Other, net	8.1	(3.0)
Net cash provided by financing activities	547.5	383.2
Effect of currency exchange rate changes on cash and cash equivalents	1.9	(14.4)
Net change in cash, cash equivalents and restricted cash	(75.4)	17.2
Cash, cash equivalents and restricted cash, beginning of the period	634.2	471.7
Cash, cash equivalents and restricted cash, end of the period	$558.8	488.9
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$147.6	196.1
Cash paid during the period for:
Interest	23.1	20.7
Income taxes, net of refunds	120.2	50.6
Operating leases	83.3	—
Non-cash activities:
Business acquisitions, including contingent consideration	1.5	1.7
Deferred business acquisition obligations	6.5	—
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of June 30, 2019, and for the periods ended June 30, 2019 and 2018, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from transaction-based activities (e.g. leasing and capital markets) is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period.
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
As a result of the items mentioned above, the results for the periods ended June 30, 2019 and 2018 are not fully indicative of what our results will be for the full fiscal year.

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
Recently issued accounting guidance, not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018. We are continuing to evaluate the effect this guidance will have on our financial statements and related disclosures.
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
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as Mortgage Servicing Rights ("MSR")-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. For the three and six months ended June 30, 2019 such revenue was $32.3 million and $63.3 million, respectively. For the three and six months ended June 30, 2018 such revenue was $35.1 million and $66.3 million, respectively. Such revenue was included entirely within Americas Capital Markets.
Contract assets - As of June 30, 2019 and December 31, 2018, we had $434.0 million and $396.2 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.

Contract liabilities - As of June 30, 2019 and December 31, 2018, we had $77.5 million and $98.9 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
For segment reporting, (a) gross contract costs and (b) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margins, and performance. Refer to Results of Operations, included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a full description of gross contract costs. In addition, our measure of segment results excludes Restructuring and acquisition charges.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of June 30, 2019, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer	• Chief Executive Officers of each of our four business segments
• Global Chief Financial Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Administrative Officer	• Global Chief Executive Officer of Capital Markets

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Americas - Real Estate Services
Leasing	$491.8	422.9	$881.6	727.4
Capital Markets	129.8	117.8	229.9	228.8
Property & Facility Management	1,370.9	1,258.4	2,732.9	2,441.9
Project & Development Services	376.8	274.5	685.5	544.1
Advisory, Consulting and Other	94.3	78.9	183.8	151.3
Revenue	2,463.6	2,152.5	4,713.7	4,093.5
Reimbursements	(1,403.1)	(1,226.4)	(2,754.5)	(2,408.1)
Revenue before reimbursements	1,060.5	926.1	1,959.2	1,685.4
Gross contract costs	(191.8)	(156.6)	(379.5)	(289.7)
Net non-cash MSR and mortgage banking derivative activity	(4.8)	(1.3)	(4.7)	(4.0)
Fee revenue	863.9	768.2	1,575.0	1,391.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	913.7	796.9	1,724.5	1,485.6
Depreciation and amortization	26.3	28.3	53.6	52.6
Segment operating expenses, excluding reimbursed expenses	940.0	825.2	1,778.1	1,538.2
Gross contract costs	(191.8)	(156.6)	(379.5)	(289.7)
Fee-based segment operating expenses	748.2	668.6	1,398.6	1,248.5
Segment operating income	$120.5	100.9	$181.1	147.2
Equity earnings	0.4	0.4	0.1	0.5
Segment income	$120.9	101.3	$181.2	147.7

EMEA - Real Estate Services
Leasing	$65.9	72.9	$118.1	131.8
Capital Markets	78.5	89.9	142.5	179.2
Property & Facility Management	380.6	392.3	749.9	742.6
Project & Development Services	219.2	220.8	399.7	443.4
Advisory, Consulting and Other	74.1	70.7	131.5	133.2
Revenue	818.3	846.6	1,541.7	1,630.2
Reimbursements	(153.7)	(153.0)	(318.3)	(309.0)
Revenue before reimbursements	664.6	693.6	1,223.4	1,321.2
Gross contract costs	(284.7)	(305.3)	(527.4)	(582.5)
Fee revenue	379.9	388.3	696.0	738.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	654.6	683.5	1,231.5	1,319.7
Depreciation and amortization	11.3	11.5	22.6	22.9
Segment operating expenses, excluding reimbursed expenses	665.9	695.0	1,254.1	1,342.6
Gross contract costs	(284.7)	(305.3)	(527.4)	(582.5)
Fee-based segment operating expenses	381.2	389.7	726.7	760.1
Segment operating loss	$(1.3)	(1.4)	$(30.7)	(21.4)
Equity loss	(1.1)	—	(1.0)	—
Segment loss	$(2.4)	(1.4)	$(31.7)	(21.4)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Asia Pacific - Real Estate Services
Leasing	$66.2	58.1	$102.1	95.9
Capital Markets	48.2	50.3	77.6	82.7
Property & Facility Management	553.4	541.6	1,091.2	1,061.4
Project & Development Services	137.3	114.1	248.2	201.1
Advisory, Consulting and Other	50.1	48.8	84.8	83.1
Revenue	855.2	812.9	1,603.9	1,524.2
Reimbursements	(359.6)	(356.2)	(700.7)	(677.8)
Revenue before reimbursements	495.6	456.7	903.2	846.4
Gross contract costs	(232.7)	(205.4)	(442.1)	(400.7)
Fee revenue	262.9	251.3	461.1	445.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	462.6	427.5	863.1	812.5
Depreciation and amortization	6.4	5.8	12.8	11.4
Segment operating expenses, excluding reimbursed expenses	469.0	433.3	875.9	823.9
Gross contract costs	(232.7)	(205.4)	(442.1)	(400.7)
Fee-based segment operating expenses	236.3	227.9	433.8	423.2
Segment operating income	$26.6	23.4	$27.3	22.5
Equity earnings	0.4	0.7	0.7	1.0
Segment income	$27.0	24.1	$28.0	23.5

LaSalle
Advisory fees	$79.5	67.1	$157.1	137.0
Transaction fees & other	16.3	6.7	29.5	23.4
Incentive fees	33.6	17.9	41.2	50.6
Revenue	129.4	91.7	227.8	211.0
Reimbursements	(1.9)	(4.8)	(3.8)	(9.6)
Revenue before reimbursements	127.5	86.9	224.0	201.4
Gross contract costs	(4.2)	(1.2)	(7.0)	(2.5)
Fee revenue	123.3	85.7	217.0	198.9
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	96.0	70.4	178.9	155.0
Depreciation and amortization	1.5	0.7	3.0	1.5
Segment operating expenses, excluding reimbursed expenses	97.5	71.1	181.9	156.5
Gross contract costs	(4.2)	(1.2)	(7.0)	(2.5)
Fee-based segment operating expenses	93.3	69.9	174.9	154.0
Segment operating income	$30.0	15.8	$42.1	44.9
Equity earnings	10.5	9.1	15.4	22.3
Segment income	$40.5	24.9	$57.5	67.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Segment Reconciling Items
Fee revenue	$1,630.0	1,493.5	$2,949.1	2,775.0
Gross contract costs	713.4	668.5	1,356.0	1,275.4
Net non-cash MSR and mortgage banking derivative activity	4.8	1.3	4.7	4.0
Revenue before reimbursements	2,348.2	2,163.3	4,309.8	4,054.4
Reimbursements	1,918.3	1,740.4	3,777.3	3,404.5
Revenue	$4,266.5	3,903.7	$8,087.1	7,458.9
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$2,172.4	2,024.6	$4,090.0	3,861.2
Reimbursed expenses	1,918.3	1,740.4	3,777.3	3,404.5
Total segment operating expenses before restructuring and acquisition charges	$4,090.7	3,765.0	$7,867.3	7,265.7
Operating income before restructuring and acquisition charges	$175.8	138.7	$219.8	193.2
Restructuring and acquisition charges (credits)	25.7	(11.1)	44.3	(10.4)
Operating income	$150.1	149.8	$175.5	203.6

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2019 Business Combinations Activity
Aggregate terms of our acquisitions included: (1) cash paid at closing of $28.3 million (net of $3.8 million in cash acquired), (2) guaranteed deferred consideration of $6.5 million, and (3) contingent earn-out consideration of $1.5 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $39.2 million, identifiable intangibles of $10.2 million, other net liabilities (assumed liabilities less acquired assets) of $4.7 million, and redeemable noncontrolling interest of $8.4 million. As of June 30, 2019, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2019 acquisitions during their open measurement periods.
During the six months ended June 30, 2019, we paid $45.5 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Within the 2019 acquisition activity, we completed two new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Latitude Real Estate Investors (Latitude)	Q1	United States	LaSalle
Corporate Concierge Services (CCS)	Q1	United States	Property & Facilities Management

2018 Business Combination Activity
During the six months ended June 30, 2019, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed during the second half of 2018. These adjustments resulted in a $1.0 million increase to goodwill, a $0.5 million increase to intangibles and a $1.5 million adjustment to other net liabilities. As of June 30, 2019, we have not completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired and, therefore, we may refine the purchase price allocations for our 2018 acquisitions, with open measurement periods.

Earn-Out Payments

($ in millions)	June 30, 2019	December 31, 2018
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	50	54
Maximum earn-out payments (undiscounted)	$369.3	407.3
Short-term earn-out liabilities (fair value)[1]	68.9	50.9
Long-term earn-out liabilities (fair value)[1]	111.4	141.1
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2019 consisted of: (1) goodwill of $2,730.7 million, (2) identifiable intangibles of $286.1 million amortized over their remaining finite useful lives, and (3) $50.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	3.2	1.6	—	35.4	40.2
Impact of exchange rate movements	1.2	(8.0)	0.5	(1.0)	(7.3)
Balance as of June 30, 2019	$1,456.4	900.4	317.3	56.6	$2,730.7

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	6.9	0.1	1.9	—	8.9
Impact of exchange rate movements	(0.8)	(27.7)	(6.5)	(0.3)	(35.3)
Balance as of June 30, 2018	$1,418.3	930.0	318.4	16.2	$2,682.9

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2018	$266.2	90.0	83.1	23.5	43.9	$506.7
Additions, net of adjustments (1)	21.2	0.9	0.1	—	9.7	31.9
Adjustment for fully amortized intangibles	(8.2)	—	(14.0)	—	—	(22.2)
Impact of exchange rate movements	—	0.1	(0.8)	—	0.7	—
Balance as of June 30, 2019	$279.2	91.0	68.4	23.5	54.3	$516.4

Accumulated Amortization
Balance as of December 31, 2018	$(72.4)	(38.8)	(51.8)	(6.8)	—	$(169.8)
Amortization, net (2)	(18.6)	(7.1)	(5.4)	(1.1)	(1.4)	(33.6)
Adjustment for fully amortized intangibles	8.2	—	14.0	—	—	22.2
Impact of exchange rate movements	—	0.2	0.7	—	—	0.9
Balance as of June 30, 2019	$(82.8)	(45.7)	(42.5)	(7.9)	(1.4)	$(180.3)

Net book value as of June 30, 2019	$196.4	45.3	25.9	15.6	52.9	$336.1
(1) Included in this amount for MSRs was $3.0 million relating to prepayments/write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
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

The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of June 30, 2019, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2019 (remaining 6 months)	$15.7	18.6	$34.3
2020	30.5	22.6	53.1
2021	27.9	15.5	43.4
2022	25.2	8.4	33.6
2023	21.9	5.9	27.8
2024	19.4	4.0	23.4
Thereafter	55.8	14.7	70.5
Total	$196.4	89.7	$286.1

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2019 and December 31, 2018, we had Investments in real estate ventures of $375.5 million and $356.9 million, respectively.
Approximately 80% of our investments, as of June 30, 2019, are in 47 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 20% of our Investments in real estate ventures, as of June 30, 2019, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $263.0 million as of June 30, 2019, of which $60.4 million relates to our commitment to LIC II.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2019	December 31, 2018
Property and equipment, net	$67.0	48.5
Investments in real estate ventures	13.3	14.0
Other assets	7.1	4.4
Total assets	$87.4	66.9
Other current liabilities	$1.3	0.9
Mortgage indebtedness (included in Other liabilities)	38.6	28.2
Total liabilities	39.9	29.1
Members' equity (included in Noncontrolling interest)	47.5	37.8
Total liabilities and members' equity	$87.4	66.9

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue	$1.7	1.7	$3.0	2.7
Operating and other expenses	(1.6)	(1.6)	(3.2)	(2.4)
Net gains on sale of investments	—	0.5	—	2.0
Net income (loss)	$0.1	0.6	$(0.2)	2.3

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the six months ended June 30, 2019 and 2018.
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

(in millions)	2019	2018
Fair value investments as of January 1,	$247.3	242.3
Investments	32.2	11.1
Distributions	(22.3)	(29.0)
Change in fair value	14.6	13.6
Foreign currency translation adjustments, net	1.0	0.7
Fair value investments as of June 30,	$272.8	238.7

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, stock unit awards represent an important element of compensation to our employees. Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2019	527.0	$140.55	2.15
Granted	204.3	150.03
Vested	(26.6)	118.02
Forfeited	(8.4)	136.19
Unvested as of June 30, 2019	696.3	$144.17	2.25

Unvested as of March 31, 2018	658.0	$126.31	2.20
Granted	100.7	164.04
Vested	(4.3)	172.95
Forfeited	(4.1)	129.03
Unvested as of June 30, 2018	750.3	$131.09	2.36

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2018	652.7	$131.32	2.02
Granted	279.0	150.78
Vested	(222.1)	115.17
Forfeited	(13.3)	132.56
Unvested as of June 30, 2019	696.3	$144.17	2.25

Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	220.0	162.33
Vested	(178.1)	122.42
Forfeited	(19.3)	125.56
Unvested as of June 30, 2018	750.3	$131.09	2.36

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
As of June 30, 2019, we had $57.5 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2023.

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
We estimated the fair value of our Long-term debt as $680.8 million and $671.4 million as of June 30, 2019 and December 31, 2018, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $669.6 million and $671.5 million as of June 30, 2019 and December 31, 2018, respectively, and included debt issuance costs of $3.4 million and $3.7 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these investments, (2) consideration of market demand for the specific types of real estate assets held by each investment, and (3) contemplation of real estate and capital markets conditions in the localities in which these investments operate. As of June 30, 2019 and December 31, 2018, investments in real estate ventures at fair value using NAV were $204.1 million and $191.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2019			December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$48.7	—	20.0	44.6	—	11.5
Foreign currency forward contracts receivable	—	8.0	—	—	6.5	—
Warehouse receivables	—	403.1	—	—	331.2	—
Deferred compensation plan assets	—	297.7	—	—	258.2	—
Mortgage banking derivative assets	—	—	43.8	—	—	32.4
Total assets at fair value	$48.7	708.8	63.8	44.6	595.9	43.9
Liabilities
Foreign currency forward contracts payable	$—	10.0	—	—	8.6	—
Deferred compensation plan liabilities	—	296.2	—	—	251.8	—
Earn-out liabilities	—	—	180.3	—	—	192.0
Mortgage banking derivative liabilities	—	—	45.1	—	—	26.1
Total liabilities at fair value	$—	306.2	225.4	—	260.4	218.1

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
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. Generally, the carrying value is deemed to approximate the fair value of these investments due to the proximity of the investment date to the balance sheet date as well as investee-level performance updates.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2019 and December 31, 2018, these contracts had a gross notional value of $2.08 billion ($0.66 billion on a net basis) and $1.99 billion ($0.84 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either the three or six months ended June 30, 2019 or 2018.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $8.0 million asset as of June 30, 2019, was composed of gross contracts with receivable positions of $9.0 million and payable positions of $1.0 million. The $10.0 million liability as of June 30, 2019, was composed of gross contracts with receivable positions of $1.0 million and payable positions of $11.0 million. As of December 31, 2018, the $6.5 million asset was composed of gross contracts with receivable positions of $6.7 million and payable positions of $0.2 million. The $8.6 million liability as of December 31, 2018, was composed of gross contracts with receivable positions of $0.6 million and payable positions of $9.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of June 30, 2019 and December 31, 2018, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2019, as Deferred compensation plan assets of $297.7 million, long-term deferred compensation plan liabilities of $296.2 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.9 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2018, as Deferred compensation plan assets of $258.2 million, long-term deferred compensation plan liabilities of $251.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million.
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

(in millions)	Balance as of March 31, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2019
Investments in real estate ventures	$13.0	—	—	7.0	—	$20.0
Mortgage banking derivative assets and liabilities, net	0.6	(12.5)	—	17.4	(6.8)	(1.3)
Earn-out liabilities	169.2	14.3	0.1	—	(3.3)	180.3

(in millions)	Balance as of March 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2018
Mortgage banking derivative assets and liabilities, net	$5.8	(1.3)	—	17.3	(13.7)	$8.1
Earn-out liabilities	220.3	(13.6)	(3.0)	(0.1)	(24.0)	179.6

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2019
Investments in real estate ventures	$11.5	—	—	8.5	—	$20.0
Mortgage banking derivative assets and liabilities, net	6.3	(21.7)	—	32.5	(18.4)	(1.3)
Earn-out liabilities	192.0	20.0	(0.2)	1.5	(33.0)	180.3

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	(3.4)	—	34.7	(31.9)	$8.1
Earn-out liabilities	227.1	(14.8)	(2.5)	1.6	(31.8)	179.6

1 CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings from real estate ventures
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or six months ended June 30, 2019 or 2018. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future minimum lease payments. The related lease expense is recognized on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2019 was $40.7 million and $80.9 million, respectively. In addition, $80.6 million of operating right-of-use assets were obtained in exchange for lease obligations during the six months ended June 30, 2019.
Finance leases are included in Property and equipment, net of accumulated depreciation, Short-term borrowings, and Other liabilities on our Condensed Consolidated Balance Sheets. Our finance leases do not represent a significant portion of our leasing activity. As of June 30, 2019, our total commitments related to finance leases was $11.0 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of June 30, 2019, in accordance with ASC Topic 842, are presented in the table below.

(in millions)	ASC 842
2019 (remaining 6 months)	$79.5
2020	152.6
2021	132.8
2022	100.9
2023	80.9
Thereafter	236.3
Total future minimum lease payments	$783.0
Less imputed interest	97.0
Total	$686.0

Other information related to operating leases was as follows.

June 30, 2019
Weighted Average Remaining Lease Term	6.8 years
Weighted Average Discount Rate	3.9%

Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2018, in accordance with ASC Topic 840 included in our 2018 Annual Report on Form 10-K, are presented in the table below.

(in millions)	ASC 840
2019	$167.8
2020	153.1
2021	132.3
2022	99.4
2023	81.0
Thereafter	257.3
Total future minimum lease payments	$890.9

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	June 30, 2019	December 31, 2018
Short-term borrowings:
Local overdraft facilities	$34.8	17.0
Other short-term borrowings	83.9	15.7
Total short-term borrowings	$118.7	32.7
Credit facility, net of debt issuance costs of $14.1 and $15.9	485.9	(15.9)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.3 and $1.5	273.7	273.5
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.0 and $1.1	198.0	199.0
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	197.9	199.0
Total debt	$1,274.2	688.3

Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of June 30, 2019, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.5 million and $8.6 million as of June 30, 2019 and December 31, 2018, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Average outstanding borrowings under the Facility	$661.1	523.0	$436.3	363.5
Effective interest rate on the Facility	3.3%	2.8%	3.3%	2.7%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $70.6 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2019, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2019.
Warehouse Facilities

	June 30, 2019		December 31, 2018
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.3%, expires September 23, 2019	$197.9	375.0	217.3	375.0
LIBOR plus 1.25%, expires September 20, 2019	186.4	775.0	82.9	775.0
LIBOR plus 1.3%, expires August 31, 2019	—	100.0	—	100.0
Fannie Mae ASAP(1) program, LIBOR plus 1.30% to 1.45%	—	n/a	18.9	n/a
Gross warehouse facilities	$384.3	1,250.0	319.1	1,250.0
Debt issuance costs	(0.3)	n/a	(1.2)	n/a
Total warehouse facilities	$384.0	1,250.0	317.9	1,250.0

1 As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of June 30, 2019.

11.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $37.7 million and $40.6 million as of June 30, 2019 and December 31, 2018, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2018	$43.1
New claims	—
Prior year claims adjustments	(2.8)
Claims paid	(1.1)
June 30, 2019	$39.2

December 31, 2017	$26.7
New claims	2.3
Prior year claims adjustments	14.1
Claims paid	(7.3)
June 30, 2018	$35.8

As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of June 30, 2019 and December 31, 2018, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $8.8 billion and $8.4 billion, respectively.
As of June 30, 2019 and December 31, 2018, loan loss accruals were $18.3 million and $17.5 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and six months ended June 30, 2019 and 2018.

12.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and six months ended June 30, 2019, we recognized Restructuring and acquisition charges of $25.7 million and $44.3 million, respectively. For the three and six months ended June 30, 2018, we recognized Restructuring and acquisition credits of $11.1 million and $10.4 million, respectively.
For the three and six months ended June 30, 2019, we recognized $14.3 million and $20.0 million, respectively, related to net increases to earn-out liabilities that arose from prior period acquisition activity. For the three and six months ended June 30, 2018, we recognized $13.6 million and $14.8 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity, respectively, reflecting changes to our expectations of performance against contracted earn-out payment criteria.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	10.4	1.0	12.9	24.3
Payments made	(14.8)	(1.1)	(8.9)	(24.8)
June 30, 2019	$9.6	0.5	4.5	$14.6

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	3.7	0.2	0.5	4.4
Payments made	(10.0)	(0.5)	(1.9)	(12.4)
June 30, 2018	$7.9	5.4	—	$13.3

We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2019 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.

13.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2018	$—
Acquisition of redeemable noncontrolling interest (1)	8.4
Net income	0.1
Redeemable noncontrolling interests as of June 30, 2019	$8.5
(1) Reflects our acquisition of redeemable noncontrolling interest related to our 2019 acquisition of Latitude.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (2)	(3.8)
Redeemable noncontrolling interests as of June 30, 2018	$—
(2) Reflects our redemption of the final portion of redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB and includes $2.3 million representing the difference between the redemption value and the carrying value of the acquired interest.

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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2019	$(58.4)	(367.5)	$(425.9)
Other comprehensive loss before reclassification	—	(23.3)	(23.3)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(0.8)	—	(0.8)
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	(0.8)	(23.3)	(24.1)
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2018	$(60.5)	(228.5)	$(289.0)
Other comprehensive loss before reclassification	—	(102.6)	(102.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(102.6)	(102.6)
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	8.0	8.0
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.8)	—	(1.8)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.8)	8.0	6.2
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	$(340.8)
Other comprehensive loss before reclassification	—	(50.8)	(50.8)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(50.8)	(50.8)
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)

15.	SUBSEQUENT EVENTS
On July 1, 2019, we closed our acquisition of HFF, Inc. (“HFF”), one of the largest commercial real estate capital markets intermediaries in the U.S., and acquired all outstanding shares of HFF Class A common stock. Pursuant to the Agreement and Plan of Merger ("Agreement"), dated as of March 18, 2019, each outstanding share of HFF, subject to certain exceptions described in the Agreement, was converted into 0.1505 of a share of JLL common stock plus $24.63 in cash. In aggregate, we issued 5.7 million shares of JLL common stock in addition to cash paid for a total value of $1.8 billion. We funded the cash portion using existing cash and our Facility.

The acquisition of HFF was considered a business combination under U.S. GAAP and will be accounted for using the acquisition method. As such, the total consideration will be allocated to HFF’s tangible and intangible assets acquired as well as liabilities assumed based on their respective fair values with any excess allocated to goodwill. This allocation is dependent on certain valuations and other fair value analyses that have not yet been completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2019, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2019.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the six months ended June 30, 2019 and our forecasted effective tax rate for 2019 is 24.5%, excluding a discrete tax benefit recorded during the first quarter. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2019 and 2018, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Assets under management data for LaSalle is reported on a one-quarter lag.
"n.m." is defined as not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$623.9	553.9	70.0	13%	14%
Capital Markets	256.5	258.0	(1.5)	(1)	2
Property & Facility Management	2,304.9	2,192.3	112.6	5	8
Project & Development Services	733.3	609.4	123.9	20	24
Advisory, Consulting and Other	218.5	198.4	20.1	10	13
Real Estate Services ("RES") revenue	$4,137.1	3,812.0	325.1	9%	11%
LaSalle	129.4	91.7	37.7	41	44
Revenue	$4,266.5	3,903.7	362.8	9%	12%
Reimbursements	(1,918.3)	(1,740.4)	177.9	10	12
Revenue before reimbursements	$2,348.2	2,163.3	184.9	9%	12%
Gross contract costs	(713.4)	(668.5)	(44.9)	7	11
Net non-cash MSR and mortgage banking derivative activity	(4.8)	(1.3)	(3.5)	n.m.	n.m.
Fee revenue	$1,630.0	1,493.5	136.5	9%	12%
Leasing	605.8	537.8	68.0	13	14
Capital Markets	241.3	243.5	(2.2)	(1)	2
Property & Facility Management	290.8	277.5	13.3	5	8
Project & Development Services	210.0	196.7	13.3	7	10
Advisory, Consulting and Other	158.8	152.3	6.5	4	8
RES fee revenue	$1,506.7	1,407.8	98.9	7%	10%
LaSalle	123.3	85.7	37.6	44	47
Compensation and benefits excluding gross contract costs	1,137.7	1,053.3	84.4	8	11
Operating, administrative and other expenses excluding gross contract costs	275.8	256.5	19.3	8	11
Depreciation and amortization	45.5	46.3	(0.8)	(2)	1
Total fee-based operating expenses	1,459.0	1,356.1	102.9	8	10
Restructuring and acquisition charges (credits)	25.7	(11.1)	36.8	n.m.	n.m.
Gross contract costs	713.4	668.5	44.9	7	11
Total operating expenses, excluding reimbursed expenses	$2,198.1	2,013.5	184.6	9%	12%
Operating income	$150.1	149.8	0.3	—%	1%
Equity earnings	$10.2	10.2	—	—%	(1)%
Adjusted EBITDA	$226.7	193.6	33.1	17%	18%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$1,101.8	955.1	146.7	15%	17%
Capital Markets	450.0	490.7	(40.7)	(8)	(6)
Property & Facility Management	4,574.0	4,245.9	328.1	8	11
Project & Development Services	1,333.4	1,188.6	144.8	12	16
Advisory, Consulting and Other	400.1	367.6	32.5	9	12
Real Estate Services ("RES") revenue	$7,859.3	7,247.9	611.4	8%	11%
LaSalle	227.8	211.0	16.8	8	11
Revenue	$8,087.1	7,458.9	628.2	8%	11%
Reimbursements	(3,777.3)	(3,404.5)	372.8	11	13
Revenue before reimbursements	$4,309.8	4,054.4	255.4	6%	10%
Gross contract costs	(1,356.0)	(1,275.4)	(80.6)	6	11
Net non-cash MSR and mortgage banking derivative activity	(4.7)	(4.0)	(0.7)	18	18
Fee revenue	$2,949.1	2,775.0	174.1	6%	9%
Leasing	1,067.2	922.9	144.3	16	17
Capital Markets	426.1	464.7	(38.6)	(8)	(6)
Property & Facility Management	571.5	542.7	28.8	5	9
Project & Development Services	383.4	370.4	13.0	4	7
Advisory, Consulting and Other	283.9	275.4	8.5	3	7
RES fee revenue	2,732.1	2,576.1	156.0	6	9
LaSalle	217.0	198.9	18.1	9	12
Compensation and benefits excluding gross contract costs	2,095.7	1,986.0	109.7	6	8
Operating, administrative and other expenses excluding gross contract costs	546.3	511.4	34.9	7	11
Depreciation and amortization	92.0	88.4	3.6	4	7
Total fee-based operating expenses	2,734.0	2,585.8	148.2	6	9
Restructuring and acquisition charges (credits)	44.3	(10.4)	54.7	n.m.	n.m.
Gross contract costs	1,356.0	1,275.4	80.6	6	11
Total operating expenses, excluding reimbursed expenses	$4,134.3	3,850.8	283.5	7%	11%
Operating income	$175.5	203.6	(28.1)	(14)%	(14)%
Equity earnings	$15.2	23.8	(8.6)	(36)%	(36)%
Adjusted EBITDA	$322.1	301.3	20.8	7%	8%

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
Restructuring and acquisition charges primarily consist of: (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes; (ii) acquisition and integration-related charges, including fair value adjustments, which are generally non-cash in the periods such adjustments are made, to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets; and (iii) lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of Revenue before reimbursements to fee revenue and Operating expenses, excluding reimbursed expenses, to fee-based operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue	$4,266.5	3,903.7	$8,087.1	7,458.9
Reimbursements	(1,918.3)	(1,740.4)	(3,777.3)	(3,404.5)
Revenue before reimbursements	2,348.2	2,163.3	4,309.8	4,054.4
Adjustments:
Gross contract costs	(713.4)	(668.5)	(1,356.0)	(1,275.4)
Net non-cash MSR and mortgage banking derivative activity	(4.8)	(1.3)	(4.7)	(4.0)
Fee revenue	$1,630.0	1,493.5	$2,949.1	2,775.0

Operating expenses	$4,116.4	3,753.9	$7,911.6	7,255.3
Reimbursed expenses	(1,918.3)	(1,740.4)	(3,777.3)	(3,404.5)
Operating expenses, excluding reimbursed expenses	2,198.1	2,013.5	4,134.3	3,850.8
Less: Gross contract costs	(713.4)	(668.5)	(1,356.0)	(1,275.4)
Fee-based operating expenses	$1,484.7	1,345.0	$2,778.3	2,575.4

Operating income	$150.1	149.8	$175.5	203.6
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis), on a local currency basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income attributable to common shareholders	$110.5	107.8	$131.8	148.1
Add:
Interest expense, net of interest income	13.6	14.3	23.2	28.1
Provision for income taxes	36.2	37.6	35.5	51.1
Depreciation and amortization	45.5	46.3	92.0	88.4
EBITDA	$205.8	206.0	$282.5	315.7
Adjustments:
Restructuring and acquisition charges (credits)	25.7	(11.1)	44.3	(10.4)
Net non-cash MSR and mortgage banking derivative activity	(4.8)	(1.3)	(4.7)	(4.0)
Adjusted EBITDA	$226.7	193.6	$322.1	301.3

Net income margin attributable to common shareholders[1]	4.7%	5.0%	3.1%	3.7%

Adjusted EBITDA margin	13.8%	13.0%	10.7%	10.9%
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	% Change	2019	% Change
Revenue:
At current period exchange rates	$4,266.5	9%	$8,087.1	8%
Impact of change in exchange rates	98.4	n/a	219.7	n/a
At comparative period exchange rates	$4,364.9	12%	$8,306.8	11%

Fee Revenue:
At current period exchange rates	$1,630.0	9%	$2,949.1	6%
Impact of change in exchange rates	38.0	n/a	80.1	n/a
At comparative period exchange rates	$1,668.0	12%	$3,029.2	9%

Operating Income:
At current period exchange rates	$150.1	—%	$175.5	(14)%
Impact of change in exchange rates	1.5	n/a	(0.4)	n/a
At comparative period exchange rates	$151.6	1%	$175.1	(14)%

Adjusted EBITDA:
At current period exchange rates	$226.7	17%	$322.1	7%
Impact of change in exchange rates	2.7	n/a	2.2	n/a
At comparative period exchange rates	$229.4	18%	$324.3	8%

Revenue
For the second quarter of 2019 compared with 2018, consolidated revenue and fee revenue both increased 12% to $4.3 billion and $1.6 billion, respectively. LaSalle's 44% revenue growth (47% fee revenue growth) was due to higher incentive and advisory fees. Consolidated RES revenue and fee revenue increased 11% and 10%, respectively. The increase in consolidated RES revenue was led by Property & Facility Management and Project & Development Services, which contributed 40% and 35%, respectively, of the RES increase on a local currency basis, and primarily related to Corporate Solutions growth in Americas. Consolidated fee revenue growth within our RES service lines was driven by Leasing (over half of consolidated RES fee revenue growth on a local currency basis), with notable contributions from Property & Facility Management (17%) and Project & Development Services (15%). Geographically across service lines, Americas was the primary driver of RES fee revenue growth, contributing 73% on a local currency basis, followed by Asia Pacific contributing 18%.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the second quarter of 2018, by notable segment. Refer to segment operating results for further discussion.
•Leasing - Americas (90%) and Asia Pacific (13%), partially offset by EMEA
•Capital Markets - Americas and Asia Pacific drove growth, mostly offset by EMEA
•Property & Facility Management - Americas (35%), Asia Pacific (34%) and EMEA (31%)
•Project & Development Services - Americas (50%), EMEA (43%) and Asia Pacific (7%)
•Advisory, Consulting and Other - EMEA (48%), Americas (32%) and Asia Pacific (20%)
For the first half of 2019, consolidated revenue and fee revenue increased 11% and 9%, respectively, over the prior-year periods. Property & Facility Management contributed over half of the growth in RES consolidated revenue on a local currency basis. The growth drivers of this service line were similar to the second quarter results discussed above. Leasing contributed nearly 70% of the growth in consolidated RES fee revenue, driven primarily by the Americas segment.
Our consolidated fee revenue increased 9% in U.S. dollars (“USD”) and 12% in local currency for the second quarter of 2019, compared with 2018. Year-to-date, consolidated fee revenue increased 6% in USD and 9% in local currency compared with last year. The spread for the quarter was driven primarily by strengthening of the U.S. dollar against most major currencies, especially the British pound sterling, euro, Australian dollar, Chinese yuan and Indian rupee.
Operating Expenses
In the second quarter of 2019, consolidated operating expenses, excluding reimbursed expenses, and consolidated fee-based operating expenses, were $2.2 billion and $1.5 billion, respectively, representing increases of 12% and 13%, respectively, from the prior-year quarter. For the second quarter, the increase in expense was primarily attributable to Americas, which represented nearly 50% of the increase in fee-based operating expenses on a local currency basis (over 50% of the year-to-date increase); LaSalle represented nearly 20% (over 10% of the year-to-date increase). In addition, Restructuring and acquisition charges represented 26% and 27% of the increase in consolidated fee-based operating expenses for the second quarter and first half of 2019, respectively; refer to following table for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Severance and other employment-related charges	$5.4	2.4	$10.4	3.7
Restructuring, pre-acquisition and post-acquisition charges	6.0	0.1	13.9	0.7
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	14.3	(13.6)	20.0	(14.8)
Total restructuring & acquisition charges (credits)	$25.7	(11.1)	$44.3	(10.4)

Equity Earnings from Real Estate Ventures
For the three and six months ended June 30, 2019, we recognized equity earnings of $10.2 million and $15.2 million, compared with $10.2 million and $23.8 million, respectively, in the prior-year periods. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Income Taxes
The provision for income taxes was $36.2 million and $35.5 million for the three and six months ended June 30, 2019, respectively, representing effective tax rates of 24.5% and 21.1%, respectively. For the three and six months ended June 30, 2018, the provision was $37.6 million and $51.1 million, respectively, representing effective tax rates of 25.5% and 25.1%. In the first quarter of 2019, the provision for income taxes included a $5.7 million discrete benefit due to a reduction to our reserve for uncertain tax positions.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and six months ended June 30, 2019 was $110.5 million and $131.8 million, respectively, compared with $107.8 million and $148.1 million in the respective prior-year periods. Adjusted EBITDA was $226.7 million and $322.1 million for the second quarter and first half of 2019, respectively, increases of 18% and 8% from the prior-year periods. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 4.7% in the second quarter of 2019, compared with 5.0% in the prior-year quarter. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the second quarter of 2019 was 13.9% in USD (13.8% in local currency), compared with 13.0% in 2018. Overall, second-quarter performance reflects a significant contribution from LaSalle and continued progress on driving margin expansion in our RES business.
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

Americas - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$2,463.6	2,152.5	311.1	14%	15%
Reimbursements	(1,403.1)	(1,226.4)	(176.7)	14	15
Revenue before reimbursements	$1,060.5	926.1	134.4	15%	15%
Gross contract costs	(191.8)	(156.6)	(35.2)	22	24
Net non-cash MSR and mortgage banking derivative activity	(4.8)	(1.3)	(3.5)	n.m.	n.m.
Fee Revenue	$863.9	768.2	95.7	12%	13%
Leasing	479.5	412.8	66.7	16	16
Capital Markets	124.5	116.0	8.5	7	8
Property & Facility Management	115.8	108.1	7.7	7	8
Project & Development Services	99.7	90.8	8.9	10	11
Advisory, Consulting and Other	44.4	40.5	3.9	10	9
Compensation, operating and administrative expenses excluding gross contract costs	721.9	640.3	81.6	13	13
Depreciation and amortization	26.3	28.3	(2.0)	(7)	(7)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	748.2	668.6	79.6	12	12
Gross contract costs	191.8	156.6	35.2	22	24
Segment operating expenses (excluding reimbursed expenses)	$940.0	825.2	114.8	14%	15%
Segment operating income	$120.5	100.9	19.6	19%	20%
Equity earnings	$0.4	0.4	—	—%	(9)%
Adjusted EBITDA	$142.1	128.1	14.0	11%	11%

Americas - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$4,713.7	4,093.5	620.2	15%	16%
Reimbursements	(2,754.5)	(2,408.1)	(346.4)	14	15
Revenue before reimbursements	$1,959.2	1,685.4	273.8	16%	17%
Gross contract costs	(379.5)	(289.7)	(89.8)	31	33
Net non-cash MSR and mortgage banking derivative activity	(4.7)	(4.0)	(0.7)	18	17
Fee Revenue	$1,575.0	1,391.7	183.3	13%	14%
Leasing	857.1	706.1	151.0	21	22
Capital Markets	224.2	224.2	—	—	—
Property & Facility Management	227.2	218.3	8.9	4	5
Project & Development Services	180.4	169.7	10.7	6	7
Advisory, Consulting and Other	86.1	73.4	12.7	17	18
Compensation, operating and administrative expenses excluding gross contract costs	1,345.0	1,195.9	149.1	12	13
Depreciation and amortization	53.6	52.6	1.0	2	2
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,398.6	1,248.5	150.1	12	13
Gross contract costs	379.5	289.7	89.8	31	33
Segment operating expenses (excluding reimbursed expenses)	$1,778.1	1,538.2	239.9	16%	16%
Segment operating income	$181.1	147.2	33.9	23%	23%
Equity earnings	$0.1	0.5	(0.4)	(80)%	(85)%
Adjusted EBITDA	$230.1	195.8	34.3	18%	18%
Americas revenue growth for the second quarter and first half of 2019 was led by Property & Facility Management, reflecting the ramp-up of prior-year wins and expansion of existing facilities management relationships with Corporate Solutions clients. Exceptional Leasing performance drove the Americas double-digit fee revenue growth this quarter, led by markets in the southeast U.S., and across all major asset classes. Leasing also drove year-to-date fee revenue expansion, driven by markets in the northwest and southeast U.S., also across all major asset classes.
The increase in operating expenses and fee-based operating expenses for the second quarter, compared with the prior-year quarter, primarily reflected revenue-related expense growth.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 16.5% in USD for the quarter (16.4% in local currency), compared with 16.7% in 2018. Profitability for the second quarter reflected strong fee revenue growth offset by incremental investments in both platform and client-facing technology. For the first half of 2019, the significant increase in segment operating income reflected outstanding growth in Leasing revenue.

EMEA - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$818.3	846.6	(28.3)	(3)%	2%
Reimbursements	(153.7)	(153.0)	(0.7)	—	6
Revenue before reimbursements	$664.6	693.6	(29.0)	(4%)	1%
Gross contract costs	(284.7)	(305.3)	20.6	(7)	(1)
Fee Revenue	$379.9	388.3	(8.4)	(2)%	3%
Leasing	64.0	69.7	(5.7)	(8)	(3)
Capital Markets	73.4	84.1	(10.7)	(13)	(8)
Property & Facility Management	101.3	100.4	0.9	1	7
Project & Development Services	73.4	68.7	4.7	7	12
Advisory, Consulting and Other	67.8	65.4	2.4	4	9
Compensation, operating and administrative expenses excluding gross contract costs	369.9	378.2	(8.3)	(2)	3
Depreciation and amortization	11.3	11.5	(0.2)	(2)	4
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	381.2	389.7	(8.5)	(2)	3
Gross contract costs	284.7	305.3	(20.6)	(7)	(1)
Segment operating expenses (excluding reimbursed expenses)	$665.9	695.0	(29.1)	(4)%	1%
Segment operating loss	$(1.3)	(1.4)	0.1	7%	(59)%
Equity losses	$(1.1)	—	(1.1)	n.m.	n.m.
Adjusted EBITDA	$9.6	11.2	(1.6)	(14)%	(15)%

EMEA - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$1,541.7	1,630.2	(88.5)	(5)%	1%
Reimbursements	(318.3)	(309.0)	(9.3)	3	10
Revenue before reimbursements	$1,223.4	1,321.2	(97.8)	(7)%	(1)%
Gross contract costs	(527.4)	(582.5)	55.1	(9)	(3)
Fee Revenue	$696.0	738.7	(42.7)	(6)%	—%
Leasing	114.5	126.7	(12.2)	(10)	(4)
Capital Markets	133.0	168.1	(35.1)	(21)	(16)
Property & Facility Management	196.3	187.6	8.7	5	12
Project & Development Services	132.9	133.6	(0.7)	(1)	5
Advisory, Consulting and Other	119.3	122.7	(3.4)	(3)	3
Compensation, operating and administrative expenses excluding gross contract costs	704.1	737.2	(33.1)	(4)	2
Depreciation and amortization	22.6	22.9	(0.3)	(1)	6
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	726.7	760.1	(33.4)	(4)	2
Gross contract costs	527.4	582.5	(55.1)	(9)	(3)
Segment operating expenses (excluding reimbursed expenses)	$1,254.1	1,342.6	(88.5)	(7)%	—%
Segment operating loss	$(30.7)	(21.4)	(9.3)	(43)%	(62)%
Equity losses	$(1.0)	—	(1.0)	n.m.	n.m.
Adjusted EBITDA	$(8.6)	3.8	(12.4)	n.m.	n.m.
EMEA’s revenue and fee revenue reflected marginal increases for the current-year quarter and were largely flat for the first half of the year. Solid annuity growth in Property & Facility Management and Project & Development Services, especially from our Corporate Solutions clients, was offset by declines in Capital Markets and Leasing. The change in Capital Markets compared favorably to a 20% decline in regional capital markets volumes, from the prior-year quarter, as reported by JLL Research. Geographically across service lines, France had the most notable fee revenue growth for the second quarter.
The change in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges for the second quarter and first half of 2019 compared with the prior-year periods, correlating with the growth in revenue.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 2.5% in USD for the quarter (2.4% in local currency), compared with 2.9% last year. The profitability decrease primarily reflected the revenue shift in business mix toward annuity revenues.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$855.2	812.9	42.3	5%	10%
Reimbursements	(359.6)	(356.2)	(3.4)	1	6
Revenue before reimbursements	$495.6	456.7	38.9	9%	13%
Gross contract costs	(232.7)	(205.4)	(27.3)	13	17
Fee Revenue	$262.9	251.3	11.6	5%	9%
Leasing	62.3	55.3	7.0	13	17
Capital Markets	43.4	43.4	—	—	5
Property & Facility Management	73.7	69.0	4.7	7	12
Project & Development Services	36.9	37.2	(0.3)	(1)	4
Advisory, Consulting and Other	46.6	46.4	0.2	—	5
Compensation, operating and administrative expenses excluding gross contract costs	229.9	222.1	7.8	4	8
Depreciation and amortization	6.4	5.8	0.6	10	16
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	236.3	227.9	8.4	4	8
Gross contract costs	232.7	205.4	27.3	13	17
Segment operating expenses (excluding reimbursed expenses)	$469.0	433.3	35.7	8%	12%
Segment operating income	$26.6	23.4	3.2	14%	21%
Equity earnings	$0.4	0.7	(0.3)	(43)%	(45)%
Adjusted EBITDA	$33.6	30.0	3.6	12%	18%

Asia Pacific - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$1,603.9	1,524.2	79.7	5%	11%
Reimbursements	(700.7)	(677.8)	(22.9)	3	10
Revenue before reimbursements	$903.2	846.4	56.8	7%	12%
Gross contract costs	(442.1)	(400.7)	(41.4)	10	15
Fee Revenue	$461.1	445.7	15.4	3%	9%
Leasing	95.6	90.1	5.5	6	11
Capital Markets	68.9	72.4	(3.5)	(5)	—
Property & Facility Management	148.0	136.8	11.2	8	14
Project & Development Services	70.1	67.1	3.0	4	10
Advisory, Consulting and Other	78.5	79.3	(0.8)	(1)	5
Compensation, operating and administrative expenses excluding gross contract costs	421.0	411.8	9.2	2	7
Depreciation and amortization	12.8	11.4	1.4	12	18
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	433.8	423.2	10.6	3	8
Gross contract costs	442.1	400.7	41.4	10	15
Segment operating expenses (excluding reimbursed expenses)	$875.9	823.9	52.0	6%	11%
Segment operating income	$27.3	22.5	4.8	21%	30%
Equity earnings	$0.7	1.0	(0.3)	(30)%	(30)%
Adjusted EBITDA	$40.9	35.0	5.9	17%	24%
Asia Pacific revenue growth for the second quarter and first half of 2019 was led by (i) Property & Facility Management, primarily due to expansion of existing client mandates and new client wins in Corporate Solutions, and (ii) Project & Development Services, driven notably by additional project work in Hong Kong and India. Segment fee revenue growth for the second quarter and first six months of 2019 were highlighted by Leasing, primarily office and industrial sectors, and Property & Facility Management, with drivers consistent with the above revenue commentary. Geographically across service lines, Australia led fee revenue growth for the second quarter and first half of 2019.
The increases in segment operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, over the prior-year periods generally correspond with revenue-related expense growth and reflect incremental investments in platform and client-facing technology.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 12.8% in USD for the quarter (12.9% in local currency), compared with 12.0% last year. Operating performance improvement and margin expansion reflect the growth in transactional revenue together with continued cost discipline, which offset incremental investments noted above.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$129.4	91.7	37.7	41%	44%
Reimbursements	(1.9)	(4.8)	2.9	(60)	(62)
Revenue before reimbursements	$127.5	86.9	40.6	47%	50%
Gross contract costs	(4.2)	(1.2)	(3.0)	n.m.	n.m.
Fee Revenue	$123.3	85.7	37.6	44%	47%
Advisory fees	76.8	62.3	14.5	23	26
Transaction fees & other	12.8	5.5	7.3	n.m.	n.m.
Incentive fees	33.7	17.9	15.8	88	91
Compensation, operating and administrative expenses excluding gross contract costs	91.8	69.2	22.6	33	35
Depreciation and amortization	1.5	0.7	0.8	n.m.	n.m.
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	93.3	69.9	23.4	33	36
Gross contract costs	4.2	1.2	3.0	n.m.	n.m.
Segment operating expenses (excluding reimbursed expenses)	$97.5	71.1	26.4	37%	40%
Segment operating income	$30.0	15.8	14.2	90%	96%
Equity earnings	$10.5	9.1	1.4	15%	15%
Adjusted EBITDA	$41.6	24.4	17.2	70%	74%

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$227.8	211.0	16.8	8%	11%
Reimbursements	(3.8)	(9.6)	5.8	(60)	(61)
Revenue before reimbursements	$224.0	201.4	22.6	11%	14%
Gross contract costs	(7.0)	(2.5)	(4.5)	n.m.	n.m.
Fee Revenue	$217.0	198.9	18.1	9%	12%
Advisory fees	150.6	127.4	23.2	18	22
Transaction fees & other	25.2	20.9	4.3	21	24
Incentive fees	41.2	50.6	(9.4)	(19)	(17)
Compensation, operating and administrative expenses excluding gross contract costs	171.9	152.5	19.4	13	15
Depreciation and amortization	3.0	1.5	1.5	100	99
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	174.9	154.0	20.9	14	16
Gross contract costs	7.0	2.5	4.5	n.m.	n.m.
Segment operating expenses (excluding reimbursed expenses)	$181.9	156.5	25.4	16%	19%
Segment operating income	$42.1	44.9	(2.8)	(6)%	(1)%
Equity earnings	$15.4	22.3	(6.9)	(31)%	(31)%
Adjusted EBITDA	$59.9	66.8	(6.9)	(10)%	(7)%
LaSalle's significant revenue growth for the second quarter of 2019 was driven by (i) higher incentive fees, associated with real estate dispositions in Asia Pacific on behalf of clients, and (ii) a notable increase in advisory fees, achieving a record level. More than half of the advisory fees growth resulted from strong private equity capital raising with the balance attributable to incremental assets under management ("AUM") from recent acquisitions. For the first half of 2019, strong advisory fees growth was partially offset by lower incentive fees following a record full-year 2018.
Equity earnings in the second quarter and first half of 2019 were primarily driven by net valuation increases in Asia Pacific, while the prior-year periods were driven by net valuation increases in Europe and Asia Pacific.
The increase in segment operating expenses, excluding reimbursed expenses, and Fee-based operating expenses, excluding restructuring and acquisition charges, compared with the prior-year quarter, was primarily due to higher variable compensation expense as a result of the increase in incentive fees. While incentive fees were lower in the first half of 2019 compared with 2018, expenses in 2019 reflect deferred compensation expense from the record full-year incentive fees earned in 2018.
Adjusted EBITDA margin was 33.7% in USD and local currency for the quarter, compared with 28.5% in 2018. The margin expansion reflects higher incentive fees and equity earnings.
AUM was a record $68.4 billion as of June 30, 2019, an increase of 6% in USD and local currency from $64.3 billion as of March 31, 2019. The AUM increase resulted from (i) $1.3 billion from the January 2019 Latitude transaction, (ii) $3.1 billion of acquisitions, (iii) $1.9 billion of net valuation increases and (iv) $0.1 billion of foreign currency increases, partially offset by $2.3 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $483.1 million of cash in the first six months of 2019, compared with $267.9 million of cash used during the same period in 2018. The change in cash flows from operating activities is driven by (i) higher annual incentive compensation paid to employees in 2019, primarily the first quarter, as compared with 2018, reflecting our performance in the previous annual periods, (ii) the timing of payments year-over-year and (iii) our first tax payment relating to the transition tax from the U.S. Tax Cuts and Jobs Act.
Cash Flows from Investing Activities
We used $141.7 million of cash for investing activities during the first six months of 2019, an increase of $58.0 million from the $83.7 million used during the same period in 2018. The increase in cash used was primarily driven by (i) payments for business acquisitions, (ii) capital expenditures for property and equipment and (iii) net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $547.5 million of cash during the first six months of 2019, as compared to $383.2 million provided by financing activities during the same period in 2018. The net change of $164.3 million in cash flows from financing activities is substantially driven by the change in cash flows from operating activities noted above.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of June 30, 2019, we had outstanding borrowings under the Facility of $500.0 million and outstanding letters of credit of $0.5 million. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. The average outstanding borrowings under the Facility were $661.1 million and $523.0 million during the three months ended June 30, 2019 and 2018, respectively, and $436.3 million and $363.5 million during the six months ended June 30, 2019 and 2018.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
In addition to our Facility, we had the capacity to borrow up to an additional $70.6 million under local overdraft facilities as of June 30, 2019. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $118.7 million and $32.7 million as of June 30, 2019 and December 31, 2018, respectively, of which $34.8 million and $17.0 million as of June 30, 2019 and December 31, 2018, respectively, were attributable to local overdraft facilities.
See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Co-Investment Activity
As of June 30, 2019, we had total investments of $375.5 million in property or fund co-investments, primarily related to LaSalle. For the six months ended June 30, 2019, funding of co-investments exceeded return of capital by $15.8 million, compared with the prior year when return of capital exceeded funding of co-investments by $6.9 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our co-investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors has approved five share repurchase programs. As of June 30, 2019, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. We made no share repurchases in 2018 or in the first half of 2019 under this authorization. Our current share repurchase program allows JLL to purchase our common stock in the open market and in privately negotiated transactions from time to time.
On June 14, 2019, we paid a semi-annual cash dividend of $0.43 per share of common stock to holders of record at the close of business on May 17, 2019. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Net capital additions for the six months ended June 30, 2019 and 2018, were $83.8 million and $71.0 million, respectively. Our capital expenditures in 2019 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the six months ended June 30, 2019 and 2018, were $19.2 million and $10.6 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the six months ended June 30, 2019, we paid $73.8 million for business acquisitions. This included $28.3 million of payments relating to acquisitions in 2019 and $45.5 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $56.9 million as of June 30, 2019. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2019, we had the potential to make earn-out payments for a maximum of $369.3 million on 50 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2019 and December 31, 2018, we had total cash and cash equivalents of $411.2 million and $480.9 million, respectively, of which approximately $350.9 million and $429.1 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 6% of our total assets as of both June 30, 2019 and December 31, 2018.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $263.0 million as of June 30, 2019. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of June 30, 2019. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and six months ended June 30, 2019 was $661.1 million and $436.3 million, respectively, with an effective interest rate of 3.3% for both the three and six months ended June 30, 2019. We had $500.0 million outstanding under the Facility and outstanding letters of credit of $0.5 million as of June 30, 2019. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes"), excluding debt issuance costs, due in November 2022 bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million of senior unsecured notes ("Euro Notes"), including €175.0 million due in June 2027 and €175.0 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and the Euro Notes at fixed interest rates has helped to limit our exposure to movements in interest rates.
Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2018 or the first six months of 2019, and we had no such agreements outstanding as of June 30, 2019.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2019 on our variable-rate debt, our results would reflect an increase of $1.1 million to Interest expense, net of interest income, for the six months ended June 30, 2019.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 44% and 48% of our Total revenue for the six months ended June 30, 2019 and 2018, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (9% and 10% of Total revenue for the six months ended June 30, 2019 and 2018, respectively) and the euro (8% and 9% of Total revenue for the six months ended June 30, 2019 and 2018, respectively).
We mitigate our foreign currency exchange risk principally by (1) establishing local operations in the markets we serve and (2) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore have historically acted as partial operational hedges against our translation exposures to those currencies.

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a year-over-year basis, for the three months ended June 30, 2019, our consolidated Revenue increased 9% in U.S. dollars and 12% in local currency, and our Operating income was flat in U.S. dollars and increased 1% in local currency. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of June 30, 2019, we had forward exchange contracts in effect with a gross notional value of $2.08 billion ($0.66 billion on a net basis). Net gains or losses are generally offset by associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2019, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Following the acquisition of HFF, Inc., which closed on July 1, 2019, we updated the strategic risk factor RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES. The following is the full amended risk factor.
Historically, a significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part on the continued availability of suitable acquisitions at favorable prices and with advantageous terms and conditions, which may not be available to us. Over the last ten years, we completed nearly 90 acquisitions as part of our global growth strategy, with 48 acquisitions completed in 2015 and 2016. In 2017 and 2018, we intentionally reduced the pace of acquisitions to focus on the continued integration of companies we previously acquired. On July 1, 2019, we completed the largest acquisition in our history, acquiring HFF, Inc.
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

•	Unforeseen expenses or delays associated with the integration or acquisition

•	Failure to identify potential liabilities and improper accounting practices during the due diligence process

•	Reduction in employee morale and loss of management and other employees of JLL and/or the acquired business

•	Inability to retain clients of JLL and/or the acquired business

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

•	Addition of business lines in which we have not previously engaged or geographical locations where we have not previously conducted business

•	Indebtedness incurred may decrease our business flexibility and adversely affect our business

•	Making any necessary modifications to internal financial controls to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder

•	Potential impairment of intangible assets, including goodwill, which could adversely affect our reported results

Many of these factors will be outside of our control and our failure to meet any one of them could have a material adverse effect. For example, liabilities that we may either knowingly or inadvertently assume may not be fully insured. In addition, the price we pay or other resources that we devote to an acquisition may exceed the value we realize, or the value we could have realized if we had reallocated the consideration payable for the acquisition or other resources to another opportunity.
To a much lesser degree, we have occasionally entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as we discuss above with respect to acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners, given that each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Given a particular structure, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interest’s it could harm our brand, business, results of operations and financial condition.
Item 5. Other Information
Corporate Governance
Our policies and practices reflect corporate governance initiatives we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the SEC and certain provisions of the General Corporation Law in the State of Maryland, where JLL is incorporated. We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.us.jll.com by clicking "Investor Relations" and then "Board of Directors and Corporate Governance."

Corporate Officers
The names and titles of our corporate executive officers, as of June 30, 2019, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Stephanie Plaines
Chief Financial Officer

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Patricia Maxson
Chief Administrative Officer

Neil Murray[1]
Chief Executive Officer, Global Corporate Solutions

Gregory P. O'Brien
Chief Executive Officer, Americas

[1]Effective June 1, 2019, Mr. Murray succeeded John Forrest as Chief Executive Officer, Global Corporate Solutions
Additional Global Corporate Officers

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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2019.

JONES LANG LASALLE INCORPORATED

By:	/s/ Stephanie Plaines
Stephanie Plaines
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)