Form 10-Q
period 2019-09-30
JONES LANG LASALLE INC
filed 2019-11-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
Or
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
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 1, 2019 was 51,534,876.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$402.2	480.9
Trade receivables, net of allowances of $68.3 and $52.0	1,769.3	1,854.0
Notes and other receivables	398.4	363.0
Reimbursable receivables	1,470.8	1,540.5
Warehouse receivables	825.2	331.2
Short-term contract assets	346.4	314.7
Prepaid & other	377.8	321.7
Total current assets	5,590.1	5,206.0
Property and equipment, net of accumulated depreciation of $638.0 and $588.3	671.0	567.9
Operating lease right-of-use assets	678.5	—
Goodwill	4,083.2	2,697.8
Identified intangibles, net of accumulated amortization of $191.9 and $169.8	675.6	336.9
Investments in real estate ventures, including $304.2 and $247.3 at fair value	412.4	356.9
Long-term receivables	238.2	199.0
Deferred tax assets, net	199.8	210.1
Deferred compensation plan	326.5	258.2
Other	202.6	192.7
Total assets	$13,077.9	10,025.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$939.0	1,261.4
Reimbursable payables	1,079.0	1,090.7
Accrued compensation & benefits	1,295.2	1,604.5
Short-term borrowings	100.4	32.7
Short-term contract liabilities and deferred income	175.1	190.4
Short-term acquisition-related obligations	95.1	78.5
Warehouse facilities	786.4	317.9
Short-term operating lease liabilities	152.0	—
Other	240.5	185.7
Total current liabilities	4,862.7	4,761.8
Credit facility, net of debt issuance costs of $13.2 and $15.9	1,111.7	(15.9)
Long-term debt, net of debt issuance costs of $3.3 and $3.7	653.3	671.5
Deferred tax liabilities, net	113.9	32.7
Deferred compensation	336.9	277.8
Long-term acquisition-related obligations	125.6	175.8
Long-term operating lease liabilities	606.3	—
Other	400.9	387.3
Total liabilities	8,211.3	6,291.0
Redeemable noncontrolling interest	8.5	—
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,534,119 and 45,599,418 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,937.3	1,057.3
Retained earnings	3,336.7	3,095.7
Shares held in trust	(5.7)	(5.8)
Accumulated other comprehensive loss	(484.5)	(456.2)
Total Company shareholders’ equity	4,784.3	3,691.5
Noncontrolling interest	73.8	43.0
Total equity	4,858.1	3,734.5
Total liabilities and equity	$13,077.9	$10,025.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$2,545.8	2,213.7	$6,855.6	6,268.1
Reimbursements	1,949.8	1,756.1	5,727.1	5,160.6
Total revenue	$4,495.6	3,969.8	$12,582.7	11,428.7
Operating expenses:
Compensation and benefits	$1,488.6	1,287.0	$4,007.2	3,624.7
Operating, administrative and other	762.0	689.4	2,241.4	2,124.5
Reimbursed expenses	1,949.8	1,756.1	5,727.1	5,160.6
Depreciation and amortization	53.6	42.7	145.6	131.1
Restructuring and acquisition charges (credits)	70.0	3.7	114.3	(6.7)
Total operating expenses	$4,324.0	3,778.9	$12,235.6	11,034.2
Operating income	$171.6	190.9	$347.1	394.5
Interest expense, net of interest income	18.0	12.3	41.2	40.4
Equity earnings from real estate ventures	17.1	3.4	32.3	27.2
Other income (expense)	0.7	(0.3)	1.2	3.9
Income before income taxes and noncontrolling interest	171.4	181.7	339.4	385.2
Income tax provision	42.1	45.6	77.6	96.7
Net income	129.3	136.1	261.8	288.5
Net income attributable to noncontrolling interest	0.4	1.2	0.9	5.3
Net income attributable to the Company	128.9	134.9	260.9	283.2
Dividends on unvested common stock, net of tax benefit	—	—	0.2	0.2
Net income attributable to common shareholders	$128.9	134.9	$260.7	283.0
Basic earnings per common share	$2.50	2.96	$5.47	6.22
Basic weighted average shares outstanding (in 000's)	51,528	45,549	47,672	45,495
Diluted earnings per common share	$2.47	2.93	$5.42	6.16
Diluted weighted average shares outstanding (in 000's)	52,104	45,965	48,077	45,930
Dividends declared per share	$—	—	$0.43	0.41
Net income attributable to the Company	$128.9	134.9	$260.9	283.2
Change in pension liabilities, net of tax	0.1	1.2	(1.7)	1.2
Foreign currency translation adjustments	(34.6)	(34.9)	(26.6)	(85.7)
Comprehensive income attributable to the Company	$94.4	101.2	$232.6	198.7
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
Net income	—	—	—	21.3	—	—	(0.1)	21.2
Shares issued under stock-based compensation programs	198,575	—	2.0	—	—	—	—	2.0
Shares repurchased for payment of taxes on stock-based compensation	(58,750)	—	(9.7)	—	—	—	—	(9.7)
Amortization of stock-based compensation	—	—	7.0	—	—	—	—	7.0
Change in pension liabilities, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	—	31.3	—	31.3
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.8	9.8
March 31, 2019	45,739,243	$0.5	1,056.6	3,117.0	(5.8)	(425.9)	52.7	$3,795.1
Net income (1)	—	—	—	110.7	—	—	0.5	111.2
Shares issued under stock-based compensation programs	31,820	—	0.8	—	—	—	—	0.8
Shares repurchased for payment of taxes on stock-based compensation	(8,375)	—	(0.7)	—	—	—	—	(0.7)
Amortization of stock-based compensation	—	—	12.9	—	—	—	—	12.9
Dividends paid	—	—	—	(19.9)	—	—	—	(19.9)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Change in pension liabilities, net of tax	—	—	—	—	—	(0.8)	—	(0.8)
Foreign currency translation adjustments	—	—	—	—	—	(23.3)	—	(23.3)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.1	0.1
June 30, 2019	45,762,688	$0.5	1,069.6	3,207.8	(5.9)	(450.0)	53.3	$3,875.3
Net income	—	—	—	128.9	—	—	0.4	129.3
Shares issued under stock-based compensation programs	49,292	—	0.9	—	—	—	—	0.9
Acquisition of HFF	5,733,603	—	841.2	—	—	—	—	841.2
Shares repurchased for payment of taxes on stock-based compensation	(11,464)	—	(2.1)	—	—	—	—	(2.1)
Amortization of stock-based compensation	—	—	27.7	—	—	—	—	27.7
Shares held in trust	—	—	—	—	0.2	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	(34.6)	—	(34.6)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	20.1	20.1
September 30, 2019	51,534,119	$0.5	1,937.3	3,336.7	(5.7)	(484.5)	73.8	$4,858.1
(1) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2019.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Company Shareholder's Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2017	45,373,817	$0.5	1,037.3	2,649.0	(5.9)	(340.8)	38.1	$3,378.2
Net income	—	—	—	40.3	—	—	2.3	42.6
Shares issued under stock-based compensation programs	172,157	—	0.3	—	—	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(55,536)	—	(8.7)	—	—	—	—	(8.7)
Amortization of stock-based compensation	—	—	8.8	—	—	—	—	8.8
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	51.8	—	51.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Acquisition of redeemable noncontrolling interest	—	—	2.3	—	—	—	—	2.3
March 31, 2018	45,490,438	$0.5	1,040.0	2,689.3	(6.0)	(289.0)	40.9	$3,475.7
Net income	—	—	—	108.0	—	—	1.8	109.8
Shares issued under stock-based compensation programs	5,077	—	0.1	—	—	—	—	0.1
Shares repurchased for payment of taxes on stock-based compensation	(344)	—	(0.1)	—	—	—	—	(0.1)
Amortization of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Dividends paid	—	—	—	(18.9)	—	—	—	(18.9)
Foreign currency translation adjustments	—	—	—	—	—	(102.6)	—	(102.6)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(4.5)	(4.5)
June 30, 2018	45,495,171	$0.5	1,046.7	2,778.4	(6.0)	(391.6)	38.2	$3,466.2
Net income	—	—	—	134.9	—	—	1.2	136.1
Shares issued under stock-based compensation programs	83,814	—	0.4	—	—	—	—	0.4
Shares repurchased for payment of taxes on stock-based compensation	(18,670)	—	(3.1)	—	—	—	—	(3.1)
Amortization of stock-based compensation	—	—	5.5	—	—	—	—	5.5
Change in pension liabilities, net of tax	—	—	—	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	—	—	(34.9)	—	(34.9)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	1.4	1.4
September 30, 2018	45,560,315	$0.5	1,049.5	2,913.3	(6.0)	(425.3)	40.8	$3,572.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2019	2018
Cash flows used in operating activities:
Net income	$261.8	288.5
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	12.0	30.2
Other adjustments, net	169.2	114.3
Changes in working capital, net	(694.5)	(433.3)
Net cash used in operating activities	(251.5)	(0.3)
Cash flows used in investing activities:
Net capital additions – property and equipment	(131.1)	(110.1)
Net investment asset activity (less than wholly-owned)	(67.6)	(10.6)
Business acquisitions, net of cash acquired	(789.2)	(31.7)
Capital contributions to real estate ventures	(65.6)	(38.3)
Distributions of capital from real estate ventures	24.4	40.4
Other, net	35.0	3.1
Net cash used in investing activities	(994.1)	(147.2)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	4,705.0	2,511.0
Repayments of borrowings under credit facility	(3,580.0)	(2,271.0)
Net proceeds from short-term borrowings	68.6	7.2
Payments of deferred business acquisition obligations and earn-outs	(39.8)	(47.8)
Payment of dividends	(19.9)	(18.9)
Other, net	60.7	(8.0)
Net cash provided by financing activities	1,194.6	172.5
Effect of currency exchange rate changes on cash and cash equivalents	(9.4)	(20.9)
Net change in cash, cash equivalents and restricted cash	(60.4)	4.1
Cash, cash equivalents and restricted cash, beginning of the period	634.2	471.7
Cash, cash equivalents and restricted cash, end of the period	$573.8	475.8
Supplemental disclosure of cash flow information:
Restricted cash, end of the period	$171.6	148.8
Cash paid during the period for:
Interest	36.7	33.1
Income taxes, net of refunds	218.8	108.0
Operating leases	127.7	n/a
Non-cash activities:
Business acquisitions, including contingent consideration	842.7	2.7
Deferred business acquisition obligations	6.5	1.9
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of September 30, 2019, and for the periods ended September 30, 2019 and 2018, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
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
As a result of the items mentioned above, the results for the periods ended September 30, 2019 and 2018 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. On January 1, 2019, we adopted ASU No. 2016-02, Leases (ASC Topic 842), on a modified retrospective basis under the optional transition method. Therefore, the application of the provisions of this ASU are effective January 1, 2019, and comparative periods are presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Additionally, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) our historical lease classification and assessments for expired and existing leases, and (2) our historical accounting for initial direct costs for existing leases. We elected not to record on the Condensed Consolidated Balance Sheets any lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise.

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
Recently issued accounting guidance, not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. This ASU is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018.
In advance of our adoption, we have identified our financial assets and off-balance sheet credit exposures within the scope of this ASU. Although we do not expect the adoption to have a material impact on our financial statements, we expect the adoption to impact our methodology of reserving for our Trade receivables and other receivable-related financial assets, including contract assets. We also expect the adoption to impact the loan loss accrual for certain mortgage loans we originate, sell and retain the servicing rights. We are currently evaluating our historical reserve balances and write-off activity, and are developing an appropriate forward-looking process for adoption as the impact of this ASU will be driven by the aged composition of our financial assets and the risk of loss for some of the loans we originate and sell. Our evaluations are ongoing and the expected impact associated with the adoption of this ASU is not yet quantified.
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
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as Mortgage Servicing Rights ("MSR")-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. For the three and nine months ended September 30, 2019 such revenue was $74.3 million and $137.6 million, respectively. For the three and nine months ended September 30, 2018 such revenue was $35.5 million and $101.8 million, respectively. Such revenue was included entirely within Americas Capital Markets.
Contract assets - As of September 30, 2019 and December 31, 2018, we had $437.6 million and $396.2 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract liabilities - As of September 30, 2019 and December 31, 2018, we had $101.5 million and $98.9 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.

Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of September 30, 2019, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer	• Chief Executive Officers of each of our four business segments
• Global Chief Financial Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Administrative Officer	• Global Chief Executive Officer of Capital Markets

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Americas - Real Estate Services
Leasing	$472.7	424.0	$1,354.3	1,151.4
Capital Markets	323.2	115.6	553.1	344.4
Property & Facility Management	1,386.3	1,271.5	4,119.2	3,713.4
Project & Development Services	406.0	304.7	1,091.5	848.8
Advisory, Consulting and Other	99.4	85.8	283.2	237.1
Revenue	2,687.6	2,201.6	7,401.3	6,295.1
Reimbursements	(1,430.3)	(1,251.5)	(4,184.8)	(3,659.6)
Revenue before reimbursements	1,257.3	950.1	3,216.5	2,635.5
Gross contract costs	(200.8)	(170.7)	(580.3)	(460.4)
Net non-cash MSR and mortgage banking derivative activity	(12.7)	(5.3)	(17.4)	(9.3)
Fee revenue	1,043.8	774.1	2,618.8	2,165.8
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	1,045.6	821.2	2,770.1	2,306.8
Depreciation and amortization	35.3	24.5	88.9	77.1
Segment operating expenses, excluding reimbursed expenses	1,080.9	845.7	2,859.0	2,383.9
Gross contract costs	(200.8)	(170.7)	(580.3)	(460.4)
Fee-based segment operating expenses	880.1	675.0	2,278.7	1,923.5
Segment operating income	$176.4	104.4	$357.5	251.6
Equity earnings	1.5	0.1	1.6	0.6
Segment income	$177.9	104.5	$359.1	252.2

EMEA - Real Estate Services
Leasing	$72.2	80.1	$190.3	211.9
Capital Markets	106.2	108.9	248.7	288.1
Property & Facility Management	387.1	336.3	1,137.0	1,078.9
Project & Development Services	234.2	220.1	633.9	663.5
Advisory, Consulting and Other	62.9	60.2	194.4	193.4
Revenue	862.6	805.6	2,404.3	2,435.8
Reimbursements	(174.1)	(171.0)	(492.4)	(480.0)
Revenue before reimbursements	688.5	634.6	1,911.9	1,955.8
Gross contract costs	(287.5)	(237.9)	(814.9)	(820.4)
Fee revenue	401.0	396.7	1,097.0	1,135.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	664.6	611.7	1,896.1	1,931.4
Depreciation and amortization	10.1	11.8	32.7	34.7
Segment operating expenses, excluding reimbursed expenses	674.7	623.5	1,928.8	1,966.1
Gross contract costs	(287.5)	(237.9)	(814.9)	(820.4)
Fee-based segment operating expenses	387.2	385.6	1,113.9	1,145.7
Segment operating income (loss)	$13.8	11.1	$(16.9)	(10.3)
Equity losses	—	—	(1.0)	—
Segment income (loss)	$13.8	11.1	$(17.9)	(10.3)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Asia Pacific - Real Estate Services
Leasing	$59.4	69.3	$161.5	165.2
Capital Markets	50.6	39.5	128.2	122.2
Property & Facility Management	539.4	529.2	1,630.6	1,590.6
Project & Development Services	145.7	108.7	393.9	309.8
Advisory, Consulting and Other	38.7	43.3	123.5	126.4
Revenue	833.8	790.0	2,437.7	2,314.2
Reimbursements	(343.6)	(330.0)	(1,044.3)	(1,007.8)
Revenue before reimbursements	490.2	460.0	1,393.4	1,306.4
Gross contract costs	(225.3)	(207.7)	(667.4)	(608.4)
Fee revenue	264.9	252.3	726.0	698.0
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	452.9	432.6	1,316.0	1,245.1
Depreciation and amortization	6.5	5.6	19.3	17.0
Segment operating expenses, excluding reimbursed expenses	459.4	438.2	1,335.3	1,262.1
Gross contract costs	(225.3)	(207.7)	(667.4)	(608.4)
Fee-based segment operating expenses	234.1	230.5	667.9	653.7
Segment operating income	$30.8	21.8	$58.1	44.3
Equity earnings	0.7	1.0	1.4	2.0
Segment income	$31.5	22.8	$59.5	46.3

LaSalle
Advisory fees	$79.9	68.0	$237.0	205.0
Transaction fees & other	14.2	9.8	43.7	33.2
Incentive fees	17.5	94.8	58.7	145.4
Revenue	111.6	172.6	339.4	383.6
Reimbursements	(1.8)	(3.6)	(5.6)	(13.2)
Revenue before reimbursements	109.8	169.0	333.8	370.4
Gross contract costs	(4.1)	(0.7)	(11.1)	(3.2)
Fee revenue	105.7	168.3	322.7	367.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	87.5	110.9	266.4	265.9
Depreciation and amortization	1.7	0.8	4.7	2.3
Segment operating expenses, excluding reimbursed expenses	89.2	111.7	271.1	268.2
Gross contract costs	(4.1)	(0.7)	(11.1)	(3.2)
Fee-based segment operating expenses	85.1	111.0	260.0	265.0
Segment operating income	$20.6	57.3	$62.7	102.2
Equity earnings	14.9	2.3	30.3	24.6
Segment income	$35.5	59.6	$93.0	126.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Segment Reconciling Items
Fee revenue	$1,815.4	1,591.4	$4,764.5	4,366.4
Gross contract costs	717.7	617.0	2,073.7	1,892.4
Net non-cash MSR and mortgage banking derivative activity	12.7	5.3	17.4	9.3
Revenue before reimbursements	2,545.8	2,213.7	6,855.6	6,268.1
Reimbursements	1,949.8	1,756.1	5,727.1	5,160.6
Revenue	$4,495.6	3,969.8	$12,582.7	11,428.7
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$2,304.2	2,019.1	$6,394.2	5,880.3
Reimbursed expenses	1,949.8	1,756.1	5,727.1	5,160.6
Total segment operating expenses before restructuring and acquisition charges	$4,254.0	3,775.2	$12,121.3	11,040.9
Operating income before restructuring and acquisition charges	$241.6	194.6	$461.4	387.8
Restructuring and acquisition charges (credits)	70.0	3.7	114.3	(6.7)
Operating income	$171.6	190.9	$347.1	394.5

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
During 2019, we completed three new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Latitude Real Estate Investors (Latitude)	Q1	United States	LaSalle
Corporate Concierge Services (CCS)	Q1	United States	Property & Facilities Management
HFF, Inc. (HFF)	Q3	United States	Capital Markets
Acquisition of HFF
On July 1, 2019, we completed the acquisition of HFF, a public commercial real estate financial intermediary providing commercial real estate and capital markets services. The acquisition of HFF, regarded as one of the premier capital markets advisors in the industry, greatly enhances our existing capital markets services, significantly expands our client reach and aligns with our strategy to grow the capital markets business line. The existing HFF operations were predominantly within the U.S. along with one office in the UK. The following table details the total consideration transferred.

(in millions)	Amount
Cash consideration(1)	$1,029.5
Share consideration(2)	809.2
JLL RSUs issued to replace unvested HFF RSUs(3)	32.0
Total consideration	$1,870.7

(1) Exclusive of $262.8 million cash acquired.
(2) Represents the fair value of JLL common stock issued to then-HFF stockholders.
(3) Represents the allocation of expense to the pre-combination period; included within APIC.

The cash and share consideration transferred were used to purchase all outstanding shares of HFF Class A common stock. We financed the cash portion of the purchase price with cash on hand and borrowings under our existing $2.75 billion unsecured revolving credit facility (the "Facility"). For acquisition related costs refer to Note 12, Restructuring and Acquisition Charges. HFF is operating as a wholly-owned subsidiary of JLL and conducts business as JLL. Our Consolidated Statements of Comprehensive Income for both the three and nine months ended September 30, 2019, includes revenue of $184.5 million and operating income of $36.7 million related to the post-acquisition operations of HFF.
The following table presents the allocation of acquisition consideration to the tangible and intangible assets acquired and liabilities assumed of HFF based on their estimated fair values. The excess purchase price over the estimated fair value of net assets acquired was recorded to goodwill. The goodwill relating to this acquisition is primarily attributable to assembled workforce and synergies. We have not completed our analysis to assign fair values to all tangible and intangible assets and liabilities acquired and, therefore, the purchase price allocation is preliminary. We expect to complete the purchase price allocation in advance of, but not later than, one year from the acquisition date.

Description (in millions)	July 1, 2019
Total acquisition consideration	$1,870.7

Assets
Cash and cash equivalents	$262.8
Trade receivables, net	14.8
Warehouse receivables (face amount of $766.0)	794.1
Prepaid & other current assets	43.0
Property and equipment	18.9
Operating lease right-of-use assets	53.5
Identified intangibles	349.9
Other assets	38.4
Total assets	$1,575.4
Liabilities
Accounts payable and accrued liabilities	$33.9
Accrued compensation & benefits	55.8
Warehouse facilities	766.0
Other current liabilities (includes short-term operating lease liabilities)	64.4
Deferred tax liabilities, net	86.7
Long-term operating lease liabilities	42.6
Other liabilities	45.1
Total liabilities	$1,094.5
Net assets	$480.9
Goodwill	$1,389.8

The following table provides unaudited pro forma results of operations assuming the acquisition of HFF occurred as of January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$4,495.6	4,131.1	$12,908.0	11,871.0
Net income attributable to common shareholders	167.2	140.8	305.1	277.9

These unaudited pro forma results of operations include adjustments for intangible amortization based on our current estimate of the fair value of identifiable intangibles acquired and their associated useful lives as well an adjustment to interest expense based on our estimate of interest that would have been incurred on the additional credit facility draw had these acquisitions occurred on January 1, 2018. A blended federal and state statutory tax rate of 27% has been assumed for the pro forma adjustments. These estimated adjustments, net of tax, were $38.3 million and $6.8 million, respectively, for the three and nine months ended September 30, 2019, and $(23.7) million and $(76.1) million, respectively, for the three and nine months ended September 30, 2018. The unaudited pro forma adjustments are subject to change within the measurement period because of the fair value assessments these adjustments are based on are not finalized. In addition, these unaudited pro forma results do not reflect the cost of integration activities or benefits that may result from potential synergies derived from the acquisition. Accordingly, these unaudited pro forma results of operations are not necessarily indicative of what results would have been had we acquired HFF on January 1, 2018, nor indicative of our future operating results.
The following is a summary of the preliminary estimate of the finite-lived intangible assets acquired in connection with the HFF acquisition.

Intangible Asset Class ($ in millions)	Weighted Average Amortization Period	Fair Value at Acquisition Date
Mortgage servicing rights (MSRs)	6.2 years	$156.7
Other identified intangibles[1]	6.0 years	193.2
Total finite-lived intangibles acquired		$349.9

1 Predominantly relates to customer relationships.
Other 2019 Business Combinations Activity
Aggregate terms of our acquisitions, other than HFF, included: (1) cash paid at closing of $28.3 million (net of $3.8 million in cash acquired), (2) guaranteed deferred consideration of $6.5 million, and (3) contingent earn-out consideration of $1.5 million, which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration for these other acquisitions resulted in goodwill of $39.3 million, identifiable intangibles of $10.1 million, other net liabilities (assumed liabilities less acquired assets) of $4.7 million, and redeemable noncontrolling interest of $8.4 million. As of September 30, 2019, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our other 2019 acquisitions during their open measurement periods.
During the nine months ended September 30, 2019, we paid $59.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2018 Business Combination Activity
During the nine months ended September 30, 2019, we made adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed during the second half of 2018. These adjustments resulted in a $1.0 million increase to goodwill, a $0.5 million increase to intangibles and a $1.5 million adjustment to other net liabilities. As of September 30, 2019, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired for our 2018 acquisitions.
Earn-Out Payments

($ in millions)	September 30, 2019	December 31, 2018
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	48	54
Maximum earn-out payments (undiscounted)	$289.5	407.3
Short-term earn-out liabilities (fair value)[1]	74.1	50.9
Long-term earn-out liabilities (fair value)[1]	99.7	141.1
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2019 consisted of: (1) goodwill of $4,083.2 million, (2) identifiable intangibles of $625.6 million amortized over their remaining finite useful lives, and (3) $50.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	1,392.9	1.6	—	35.5	1,430.0
Dispositions	—	(0.9)	—	—	(0.9)
Impact of exchange rate movements	0.3	(37.6)	(4.6)	(1.8)	(43.7)
Balance as of September 30, 2019	$2,845.2	869.9	312.2	55.9	$4,083.2

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	21.0	—	9.1	—	30.1
Impact of exchange rate movements	(0.5)	(39.5)	(9.2)	(0.5)	(49.7)
Balance as of September 30, 2018	$1,432.7	918.1	322.9	16.0	$2,689.7

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2018	$266.2	90.0	83.1	23.5	43.9	$506.7
Additions, net of adjustments (1)	208.3	194.5	—	—	10.3	413.1
Adjustment for fully amortized intangibles	(21.8)	(0.7)	(22.1)	(2.0)	—	(46.6)
Impairments	—	(0.5)	—	—	—	(0.5)
Impact of exchange rate movements	—	—	(2.8)	(0.8)	(1.6)	(5.2)
Balance as of September 30, 2019	$452.7	283.3	58.2	20.7	52.6	$867.5

Accumulated Amortization
Balance as of December 31, 2018	$(72.4)	(38.8)	(51.8)	(6.8)	—	$(169.8)
Amortization, net (2)	(41.6)	(18.9)	(7.5)	(1.6)	(2.0)	(71.6)
Adjustment for fully amortized intangibles	21.8	0.7	22.1	2.0	—	46.6
Impairments	—	0.5	—	—	—	0.5
Impact of exchange rate movements	—	—	2.2	0.2	—	2.4
Balance as of September 30, 2019	$(92.2)	(56.5)	(35.0)	(6.2)	(2.0)	$(191.9)

Net book value as of September 30, 2019	$360.5	226.8	23.2	14.5	50.6	$675.6
(1) Included in this amount for MSRs was $10.6 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
(1) Included in this amount for MSRs was $8.7 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.

The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of September 30, 2019, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2019 (remaining 3 months)	$17.6	16.6	$34.2
2020	62.9	51.2	114.1
2021	58.2	44.2	102.4
2022	49.9	38.6	88.5
2023	42.6	36.1	78.7
2024	34.9	34.2	69.1
Thereafter	94.4	44.2	138.6
Total	$360.5	265.1	$625.6

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2019 and December 31, 2018, we had Investments in real estate ventures of $412.4 million and $356.9 million, respectively.
Over 80% of our investments, as of September 30, 2019, are in 47 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. Our investment ownership percentages in these funds generally range from less than 1% to 10%. The remaining 20% of our Investments in real estate ventures, as of September 30, 2019, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $267.0 million as of September 30, 2019, of which $60.4 million relates to our commitment to LIC II.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2019	December 31, 2018
Property and equipment, net	$115.1	48.5
Investments in real estate ventures	13.1	14.0
Other assets	14.8	4.4
Total assets	$143.0	66.9
Other current liabilities	$2.3	0.9
Mortgage indebtedness (included in Other liabilities)	73.0	28.2
Total liabilities	75.3	29.1
Members' equity (included in Noncontrolling interest)	67.7	37.8
Total liabilities and members' equity	$143.0	66.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$1.9	1.6	$4.9	4.3
Operating and other expenses	(2.1)	(1.4)	(5.3)	(3.8)
Net gains on sale of investments	—	—	—	2.0
Net income (loss)	$(0.2)	0.2	$(0.4)	2.5

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the nine months ended September 30, 2019 and 2018.
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

(in millions)	2019	2018
Fair value investments as of January 1,	$247.3	242.3
Investments	67.1	27.7
Distributions	(39.2)	(31.0)
Change in fair value	29.8	8.2
Foreign currency translation adjustments, net	(0.8)	(1.2)
Fair value investments as of September 30,	$304.2	246.0

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Along with cash-based salaries and performance-based annual cash incentive awards, stock unit awards represent an important element of compensation to our employees. Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2019	696.3	$144.17	2.25
Granted	1,130.1	141.14
Vested	(45.8)	122.48
Forfeited	(8.1)	138.96
Unvested as of September, 2019	1,772.5	$142.82	2.59

Unvested as of June 30, 2018	750.3	$131.09	2.36
Granted	5.8	144.43
Vested	(81.2)	123.08
Forfeited	(35.5)	136.07
Unvested as of September 30, 2018	639.4	$131.93	2.21

	Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2018	652.7	$131.32	2.02
Granted	1,410.3	149.22
Vested	(268.3)	116.25
Forfeited	(22.2)	134.54
Unvested as of September, 2019	1,772.5	$142.82	2.59

Unvested as of December 31, 2017	727.7	$118.96	1.24
Granted	225.8	161.87
Vested	(259.3)	122.63
Forfeited	(54.8)	132.64
Unvested as of September 30, 2018	639.4	$131.93	2.21

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
During the three months ended September 30, 2019, we granted 1,111.3 thousand shares of RSU awards to HFF employees in conjunction with the HFF acquisition. Of this total, 57% represented grants for retention of HFF employees, while the balance represented awards granted to replace existing unvested HFF RSUs as of the acquisition date.
As of September 30, 2019, we had $157.1 million of unamortized deferred compensation related to unvested restricted stock units, which we anticipate recognizing over varying periods into 2023; $105.9 million relates to the awards issued in conjunction with the HFF acquisition.

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
We estimated the fair value of our Long-term debt as $667.0 million and $671.4 million as of September 30, 2019 and December 31, 2018, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $653.3 million and $671.5 million as of September 30, 2019 and December 31, 2018, respectively, and included debt issuance costs of $3.3 million and $3.7 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (1) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level derived through LaSalle's role as advisor or manager of these investments, (2) consideration of market demand for the specific types of real estate assets held by each investment, and (3) contemplation of real estate and capital markets conditions in the localities in which these investments operate. As of September 30, 2019 and December 31, 2018, investments in real estate ventures at fair value using NAV were $221.6 million and $191.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2019			December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$56.1	—	26.5	44.6	—	11.5
Foreign currency forward contracts receivable	—	7.4	—	—	6.5	—
Warehouse receivables	—	825.2	—	—	331.2	—
Deferred compensation plan assets	—	326.5	—	—	258.2	—
Mortgage banking derivative assets	—	—	58.5	—	—	32.4
Total assets at fair value	$56.1	1,159.1	85.0	44.6	595.9	43.9
Liabilities
Foreign currency forward contracts payable	$—	9.7	—	—	8.6	—
Deferred compensation plan liabilities	—	315.9	—	—	251.8	—
Earn-out liabilities	—	—	173.8	—	—	192.0
Mortgage banking derivative liabilities	—	—	53.8	—	—	26.1
Total liabilities at fair value	$—	325.6	227.6	—	260.4	218.1

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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on our Condensed Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2019 and December 31, 2018, these contracts had a gross notional value of $2.06 billion ($0.64 billion on a net basis) and $1.99 billion ($0.84 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for either the three or nine months ended September 30, 2019 or 2018.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $7.4 million asset as of September 30, 2019, was composed of gross contracts with receivable positions of $8.0 million and payable positions of $0.6 million. The $9.7 million liability as of September 30, 2019, was composed of gross contracts with receivable positions of $1.2 million and payable positions of $10.9 million. As of December 31, 2018, the $6.5 million asset was composed of gross contracts with receivable positions of $6.7 million and payable positions of $0.2 million. The $8.6 million liability as of December 31, 2018, was composed of gross contracts with receivable positions of $0.6 million and payable positions of $9.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of September 30, 2019 and December 31, 2018, all of our Warehouse receivables included in our Condensed Consolidated Balance Sheet were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 inputs in the fair value hierarchy. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2019, as Deferred compensation plan assets of $326.5 million, long-term deferred compensation plan liabilities of $315.9 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2018, as Deferred compensation plan assets of $258.2 million, long-term deferred compensation plan liabilities of $251.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million.
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
Mortgage Banking Derivatives
The fair value of our rate lock commitments to prospective borrowers and the related inputs primarily include, as applicable, the expected net cash flows associated with closing and servicing the loan, and the effects of interest rate movements between the date of the interest rate lock commitment ("IRLC") and the balance sheet date based on applicable published U.S. Treasury rates.
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

(in millions)	Balance as of June 30, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2019
Investments in real estate ventures	$20.0	0.8	—	6.5	(0.8)	$26.5
Mortgage banking derivative assets and liabilities, net	(1.3)	(7.1)	—	45.3	(9.9)	27.0
Earn-out liabilities	180.3	0.7	(2.4)	—	(4.8)	173.8

(in millions)	Balance as of June 30, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.1	8.0	—	18.7	(16.1)	$18.7
Earn-out liabilities	179.6	(2.7)	(1.1)	1.1	(13.6)	163.3

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2019
Investments in real estate ventures	$11.5	0.8	—	15.0	(0.8)	$26.5
Mortgage banking derivative assets and liabilities, net	6.3	(28.8)	—	77.8	(28.3)	27.0
Earn-out liabilities	192.0	20.7	(2.6)	1.5	(37.8)	173.8

(in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2018
Mortgage banking derivative assets and liabilities, net	$8.7	4.6	—	53.4	(48.0)	$18.7
Earn-out liabilities	227.1	(17.5)	(3.6)	2.7	(45.4)	163.3

1 CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings from real estate ventures
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or nine months ended September 30, 2019 or 2018. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	LEASES
Substantially all of our operating leases are related to office space we lease in various buildings for our own use. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. We also lease equipment under both operating and finance lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future minimum lease payments. The related lease expense is recognized on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2019 was $44.0 million and $124.9 million, respectively. In addition, $135.6 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the nine months ended September 30, 2019.
Finance leases are included in Property and equipment, net of accumulated depreciation, Short-term borrowings, and Other liabilities on our Condensed Consolidated Balance Sheets. Our finance leases do not represent a significant portion of our leasing activity. As of September 30, 2019, our total commitments related to finance leases was $11.7 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of September 30, 2019, in accordance with ASC Topic 842, are presented in the table below.

(in millions)	ASC 842
2019 (remaining 3 months)	$44.1
2020	175.7
2021	156.2
2022	120.0
2023	95.0
Thereafter	272.1
Total future minimum lease payments	$863.1
Less imputed interest	104.8
Total	$758.3

Other information related to operating leases was as follows.

September 30, 2019
Weighted Average Remaining Lease Term	6.5 years
Weighted Average Discount Rate	3.8%

Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2018, in accordance with ASC Topic 840 included in our 2018 Annual Report on Form 10-K, are presented in the table below.

(in millions)	ASC 840
2019	$167.8
2020	153.1
2021	132.3
2022	99.4
2023	81.0
Thereafter	257.3
Total future minimum lease payments	$890.9

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	September 30, 2019	December 31, 2018
Short-term borrowings:
Local overdraft facilities	$33.9	17.0
Other short-term borrowings	66.5	15.7
Total short-term borrowings	$100.4	32.7
Credit facility, net of debt issuance costs of $13.2 and $15.9	1,111.7	(15.9)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.2 and $1.5	273.8	273.5
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $1.0 and $1.1	189.8	199.0
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.1 and $1.1	189.7	199.0
Total debt	$1,865.4	688.3

Credit Facility
Our $2.75 billion Facility matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of September 30, 2019, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.8 million and $8.6 million as of September 30, 2019 and December 31, 2018, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Average outstanding borrowings under the Facility	$1,408.5	461.5	$763.9	396.5
Effective interest rate on the Facility	3.1%	3.0%	3.2%	2.8%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $70.0 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2019, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2019.
Warehouse Facilities

	September 30, 2019		December 31, 2018
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.15%, expires September 21, 2020[1]	$156.6	375.0	217.3	375.0
LIBOR plus 1.15%, expires September 19, 2020[2]	323.7	775.0	82.9	775.0
LIBOR plus 1.15%, expires August 31, 2020[3]	—	100.0	—	100.0
Fannie Mae ASAP[4] program, LIBOR plus 1.15%[5]	138.4	n/a	18.9	n/a
LIBOR plus 1.25%	140.6	1,000.0	—	—
LIBOR plus 1.25%	28.3	175.0	—	—
Gross warehouse facilities	787.6	2,425.0	319.1	1,250.0
Debt issuance costs	(1.2)	n/a	(1.2)	n/a
Total warehouse facilities	786.4	2,425.0	317.9	1,250.0

1 In the third quarter of 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 23, 2019 and an interest rate of LIBOR plus 1.3%.
2In the third quarter of 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 20, 2019 and an interest rate of LIBOR plus 1.25%.
3In the third quarter of 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of August 31, 2019 and an interest rate of LIBOR plus 1.3%.
4As Soon As Pooled ("ASAP") funding program
5In the third quarter of 2019, JLL negotiated a decrease to the interest rate; previously, the facility had an interest rate of LIBOR plus 1.30% to 1.45%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of September 30, 2019.

11.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $36.2 million and $40.6 million as of September 30, 2019 and December 31, 2018, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.

The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2018	$43.1
New claims	0.1
Prior year claims adjustments	(4.4)
Claims paid	(1.1)
September 30, 2019	$37.7

December 31, 2017	$26.7
New claims	2.3
Prior year claims adjustments	12.3
Claims paid	(7.3)
September 30, 2018	$34.0

As a lender in the Fannie Mae Delegated Underwriting and Servicing ("DUS") program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. The net loss on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of September 30, 2019 and December 31, 2018, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $9.5 billion and $8.4 billion, respectively.
As of September 30, 2019 and December 31, 2018, loan loss accruals were $19.0 million and $17.5 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and nine months ended September 30, 2019 and 2018.

12.	RESTRUCTURING AND ACQUISITION CHARGES
For the three and nine months ended September 30, 2019, we recognized Restructuring and acquisition charges of $70.0 million and $114.3 million, respectively. For the three and nine months ended September 30, 2018, we recognized Restructuring and acquisition credits of $3.7 million and $6.7 million, respectively.
For the three and nine months ended September 30, 2019, we recognized $0.7 million and $20.7 million, respectively, related to net increases to earn-out liabilities that arose from prior period acquisition activity. In addition, we recognized $14.0 million of non-cash stock-based compensation expense for both the three and nine months ended September 30, 2019 for retention awards issued in conjunction with the HFF acquisition. For the three and nine months ended September 30, 2018, we recognized $2.7 million and $17.5 million related to net decreases to earn-out liabilities that arose from prior period acquisition activity, respectively, reflecting changes to our expectations of performance against contracted earn-out payment criteria.
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

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	17.6	5.8	56.2	79.6
Payments made	(21.2)	(1.5)	(54.8)	(77.5)
September 30, 2019	$10.4	4.9	1.9	$17.2

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	9.8	0.2	0.8	10.8
Payments made	(16.1)	(0.5)	(2.2)	(18.8)
September 30, 2018	$7.9	5.4	—	$13.3

We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2019 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.
HFF Acquisition
Charges associated with the HFF acquisition and integration included in the above tables were $60.1 million and $69.8 million for the three and nine months ended September 30, 2019. These charges included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.
During the integration of HFF, we expect to incur significant charges over the two years following the acquisition in an effort to maximize the value of the combined organization. We expect to recognize approximately $100 million of expense over this two-year window relating to retention awards which have already been paid or granted (in the case of RSUs). In addition, we may incur other costs in connection with the integration including, but not limited to, lease termination charges and other employee-related costs, but are unable to estimate these amounts at this time. We anticipate that other than RSU retention awards granted, substantially all of these cumulative charges will result in cash expenditures.

13.	NONCONTROLLING INTEREST
We reflect changes in amounts attributable to noncontrolling interests in the Condensed Consolidated Statement of Changes in Equity. We present changes in amounts attributable to redeemable noncontrolling interests in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2018	$—
Acquisition of redeemable noncontrolling interest (1)	8.4
Net income	0.1
Redeemable noncontrolling interests as of September 30, 2019	$8.5
(1) Reflects our acquisition of redeemable noncontrolling interest related to our 2019 acquisition of Latitude.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (2)	(3.8)
Redeemable noncontrolling interests as of September 30, 2018	$—
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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)
Other comprehensive loss before reclassification	—	(34.6)	(34.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.1	—	0.1
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.1	(34.6)	(34.5)
Balance as of September 30, 2019	$(59.1)	(425.4)	$(484.5)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2018	$(60.5)	(331.1)	$(391.6)
Other comprehensive loss before reclassification	—	(34.9)	(34.9)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	1.2	—	1.2
Other comprehensive loss after tax expense of $ - , $ - and $ -	1.2	(34.9)	(33.7)
Balance as of September 30, 2018	$(59.3)	(366.0)	$(425.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	(26.6)	(26.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.7)	—	(1.7)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.7)	(26.6)	(28.3)
Balance as of September 30, 2019	$(59.1)	(425.4)	$(484.5)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.3)	$(340.8)
Other comprehensive loss before reclassification	—	(85.7)	(85.7)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	1.2	—	1.2
Other comprehensive loss after tax expense of $ - , $ - and $ -	1.2	(85.7)	(84.5)
Balance as of September 30, 2018	$(59.3)	(366.0)	$(425.3)

15.	SUBSEQUENT EVENTS
On November 5, 2019, we announced a cash dividend of $0.43 per share of common stock. The dividend payment will be made on December 13, 2019, to holders of record at the close of business on November 15, 2019. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Subsequent to September 30, 2019, we announced the completion of our Peloton Commercial Real Estate acquisition, a market leader in leasing and property management based in Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2019, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2019.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the nine months ended September 30, 2019 was 22.9%, including a discrete tax benefit recorded during the first quarter. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted.
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
Acquisitions
The timing of acquisitions may impact the comparability of our results on a year-over-year basis. Our results include incremental revenues and expenses following the completion date of an acquisition. In addition, there is generally an initial adverse impact on net income from an acquisition as a result of pre-acquisition due diligence expenditures, transaction/deal costs and post-acquisition integration costs, such as fees from third-party advisors engaged to assist with onboarding and process alignment, retention and severance expense, early lease termination costs, and other integration expenses.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2019 and 2018, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
Assets under management data for LaSalle is reported on a one-quarter lag.
"n.m." is defined as not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$604.3	573.4	30.9	5%	6%
Capital Markets	480.0	264.0	216.0	82	84
Property & Facility Management	2,312.8	2,137.0	175.8	8	10
Project & Development Services	785.9	633.5	152.4	24	27
Advisory, Consulting and Other	201.0	189.3	11.7	6	8
Real Estate Services ("RES") revenue	$4,384.0	3,797.2	586.8	15%	17%
LaSalle	111.6	172.6	(61.0)	(35)	(35)
Revenue	$4,495.6	3,969.8	525.8	13%	15%
Reimbursements	(1,949.8)	(1,756.1)	193.7	11	12
Revenue before reimbursements	$2,545.8	2,213.7	332.1	15%	17%
Gross contract costs	(717.7)	(617.0)	(100.7)	16	20
Net non-cash MSR and mortgage banking derivative activity	(12.7)	(5.3)	(7.4)	n.m.	n.m.
Fee revenue	$1,815.4	1,591.4	224.0	14%	16%
Leasing	588.3	557.1	31.2	6	6
Capital Markets	458.6	248.0	210.6	85	87
Property & Facility Management	293.1	288.5	4.6	2	4
Project & Development Services	216.1	189.1	27.0	14	17
Advisory, Consulting and Other	153.6	140.4	13.2	9	12
RES fee revenue	$1,709.7	1,423.1	286.6	20%	22%
LaSalle	105.7	168.3	(62.6)	(37)	(36)
Compensation and benefits excluding gross contract costs	1,270.5	1,099.6	170.9	16	17
Operating, administrative and other expenses excluding gross contract costs	262.4	259.8	2.6	1	3
Depreciation and amortization	53.6	42.7	10.9	26	27
Total fee-based operating expenses	1,586.5	1,402.1	184.4	13	15
Restructuring and acquisition charges	70.0	3.7	66.3	n.m.	n.m.
Gross contract costs	717.7	617.0	100.7	16	20
Total operating expenses, excluding reimbursed expenses	$2,374.2	2,022.8	351.4	17%	20%
Operating income	$171.6	190.9	(19.3)	(10)%	(10)%
Equity earnings	$17.1	3.4	13.7	n.m.	n.m.
Adjusted EBITDA	$299.9	233.9	66.0	28%	29%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$1,706.1	1,528.5	177.6	12%	13%
Capital Markets	930.0	754.7	175.3	23	26
Property & Facility Management	6,886.8	6,382.9	503.9	8	10
Project & Development Services	2,119.3	1,822.1	297.2	16	20
Advisory, Consulting and Other	601.1	556.9	44.2	8	11
Real Estate Services ("RES") revenue	$12,243.3	11,045.1	1,198.2	11%	13%
LaSalle	339.4	383.6	(44.2)	(12)	(10)
Revenue	$12,582.7	11,428.7	1,154.0	10%	13%
Reimbursements	(5,727.1)	(5,160.6)	566.5	11	13
Revenue before reimbursements	$6,855.6	6,268.1	587.5	9%	12%
Gross contract costs	(2,073.7)	(1,892.4)	(181.3)	10	14
Net non-cash MSR and mortgage banking derivative activity	(17.4)	(9.3)	(8.1)	87	87
Fee revenue	$4,764.5	4,366.4	398.1	9%	12%
Leasing	1,655.5	1,480.0	175.5	12	13
Capital Markets	884.7	712.7	172.0	24	27
Property & Facility Management	864.6	831.2	33.4	4	8
Project & Development Services	599.5	559.5	40.0	7	10
Advisory, Consulting and Other	437.5	415.8	21.7	5	9
RES fee revenue	$4,441.8	3,999.2	442.6	11%	14%
LaSalle	322.7	367.2	(44.5)	(12)	(10)
Compensation and benefits excluding gross contract costs	3,366.2	3,085.6	280.6	9	12
Operating, administrative and other expenses excluding gross contract costs	808.7	771.2	37.5	5	8
Depreciation and amortization	145.6	131.1	14.5	11	13
Total fee-based operating expenses	4,320.5	3,987.9	332.6	8	11
Restructuring and acquisition charges (credits)	114.3	(6.7)	121.0	n.m.	n.m.
Gross contract costs	2,073.7	1,892.4	181.3	10	14
Total operating expenses, excluding reimbursed expenses	$6,508.5	5,873.6	634.9	11%	14%
Operating income	$347.1	394.5	(47.4)	(12)%	(12)%
Equity earnings	$32.3	27.2	5.1	19%	19%
Adjusted EBITDA	$622.0	535.2	86.8	16%	17%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$4,495.6	3,969.8	$12,582.7	11,428.7
Reimbursements	(1,949.8)	(1,756.1)	(5,727.1)	(5,160.6)
Revenue before reimbursements	2,545.8	2,213.7	6,855.6	6,268.1
Adjustments:
Gross contract costs	(717.7)	(617.0)	(2,073.7)	(1,892.4)
Net non-cash MSR and mortgage banking derivative activity	(12.7)	(5.3)	(17.4)	(9.3)
Fee revenue	$1,815.4	1,591.4	$4,764.5	4,366.4

Operating expenses	$4,324.0	3,778.9	$12,235.6	11,034.2
Reimbursed expenses	(1,949.8)	(1,756.1)	(5,727.1)	(5,160.6)
Operating expenses, excluding reimbursed expenses	2,374.2	2,022.8	6,508.5	5,873.6
Less: Gross contract costs	(717.7)	(617.0)	(2,073.7)	(1,892.4)
Fee-based operating expenses	$1,656.5	1,405.8	$4,434.8	3,981.2

Operating income	$171.6	190.9	$347.1	394.5
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA and (ii) the Adjusted EBITDA margin (on a fee-revenue basis), on a local currency basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income attributable to common shareholders	$128.9	134.9	$260.7	283.0
Add:
Interest expense, net of interest income	18.0	12.3	41.2	40.4
Provision for income taxes	42.1	45.6	77.6	96.7
Depreciation and amortization	53.6	42.7	145.6	131.1
EBITDA	$242.6	235.5	$525.1	551.2
Adjustments:
Restructuring and acquisition charges (credits)	70.0	3.7	114.3	(6.7)
Net non-cash MSR and mortgage banking derivative activity	(12.7)	(5.3)	(17.4)	(9.3)
Adjusted EBITDA	$299.9	233.9	$622.0	535.2

Net income margin attributable to common shareholders[1]	5.1%	6.1%	3.8%	4.5%

Adjusted EBITDA margin	16.3%	14.7%	12.8%	12.3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	% Change	2019	% Change
Revenue:
At current period exchange rates	$4,495.6	13%	$12,582.7	10%
Impact of change in exchange rates	65.4	n/a	285.1	n/a
At comparative period exchange rates	$4,561.0	15%	$12,867.8	13%

Fee Revenue:
At current period exchange rates	$1,815.4	14%	$4,764.5	9%
Impact of change in exchange rates	27.0	n/a	107.1	n/a
At comparative period exchange rates	$1,842.4	16%	$4,871.6	12%

Operating Income:
At current period exchange rates	$171.6	(10)%	$347.1	(12)%
Impact of change in exchange rates	1.1	n/a	0.7	n/a
At comparative period exchange rates	$172.7	(10)%	$347.8	(12)%

Adjusted EBITDA:
At current period exchange rates	$299.9	28%	$622.0	16%
Impact of change in exchange rates	1.3	n/a	3.5	n/a
At comparative period exchange rates	$301.2	29%	$625.5	17%

Revenue
For the third quarter of 2019 compared with 2018, consolidated revenue increased 15% to $4.5 billion and consolidated fee revenue increased 16% to $1.8 billion. Consolidated RES revenue and fee revenue increased 17% and 22%, respectively. The increase in consolidated RES revenue was led by Capital Markets, which contributed 34% of the RES increase on a local currency basis, including $184.5 million of revenue from the July 1, 2019 acquisition of HFF, Inc. ("HFF") Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on the acquisition of HFF. Property & Facility Management, which contributed 32% of the RES revenue increase on a local currency basis was driven by continued Corporate Solutions growth momentum across the globe. Consolidated fee revenue growth within our RES service lines was driven by Capital Markets (nearly 70% of the growth on a local currency basis) with notable contributions from Leasing (11%) and Project & Development Services (10%). Geographically across service lines, Americas contributed 87% of the RES fee revenue growth for the third quarter, on a local currency basis.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the third quarter of 2018, by notable segment. Refer to segment operating results for further discussion.
•Leasing - Americas drove growth, partially offset by Asia Pacific and EMEA
•Capital Markets - Americas (92%) drove growth
•Property & Facility Management - EMEA (72%), Americas (17%), and Asia Pacific (11%)
•Project & Development Services - Americas (58%), Asia Pacific (21%) and EMEA (21%)
•Advisory, Consulting and Other - EMEA (47%), Asia Pacific (30%) and Americas (23%)
LaSalle's revenue decline was due to expected lower incentive fees after a near-record third-quarter 2018, partially offset by continued advisory fee growth. Refer to the LaSalle segment results discussion for further discussion.
For the first nine months of 2019, consolidated revenue and fee revenue increased 13% and 12%, respectively, over the prior-year period; consolidated RES revenue and fee revenue grew 13% and 14%, respectively. Property & Facility Management contributed 45% of the growth in RES consolidated revenue on a local currency basis. The growth drivers of this service line were similar to the third quarter results discussed above. Capital Markets contributed 36% and Leasing contributed 35%, respectively, of the growth in consolidated RES fee revenue, driven primarily by the Americas segment.
Our consolidated fee revenue increased 14% in U.S. dollars (“USD”) and 16% in local currency for the third quarter of 2019, compared with 2018. Year-to-date, consolidated fee revenue increased 9% in USD and 12% in local currency compared with last year. The spread was driven by strengthening of the U.S. dollar against most major currencies, especially the British pound sterling, euro, Australian dollar, Chinese yuan and Indian rupee.
Operating Expenses
In the third quarter of 2019, consolidated operating expenses, excluding reimbursed expenses, and consolidated fee-based operating expenses, were $2.4 billion and $1.7 billion, respectively, each representing increases of 20%, from the prior-year quarter. For the third quarter, the increase in expense was primarily attributable to Americas, which represented 75% of the increase in fee-based operating expenses on a local currency basis (65% of the year-to-date increase), primarily due to incremental expenses from HFF operations; LaSalle partially offset with a nearly 10% decline (flat year to date), attributable to lower variable compensation from incentive fees. In addition, Restructuring and acquisition charges represented 24% and 22% of the increase in consolidated fee-based operating expenses for the third quarter and first nine months of 2019, respectively; refer to following table for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Severance and other employment-related charges	$7.2	6.1	$17.6	9.8
Restructuring, pre-acquisition and post-acquisition charges	62.1	0.3	76.0	1.0
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	0.7	(2.7)	20.7	(17.5)
Total restructuring & acquisition charges (credits)	$70.0	3.7	$114.3	(6.7)

Of the 2019 Restructuring, pre-acquisition and post-acquisition charges, $60.1 million for the third quarter and $69.8 million for the first nine months was associated with the acquisition and integration of HFF. These charges included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.
Equity Earnings from Real Estate Ventures
For the three and nine months ended September 30, 2019, we recognized equity earnings of $17.1 million and $32.3 million, compared with $3.4 million and $27.2 million, respectively, in the prior-year periods. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Income Taxes
The provision for income taxes was $42.1 million and $77.6 million for the three and nine months ended September 30, 2019, respectively, representing effective tax rates of 24.5% and 22.9%, respectively. For the three and nine months ended September 30, 2018, the provision was $45.6 million and $96.7 million, respectively, both representing effective tax rates of 25.5%. In the first quarter of 2019, the provision for income taxes included a $5.7 million discrete benefit due to a reduction to our reserve for uncertain tax positions.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and nine months ended September 30, 2019 was $128.9 million and $260.7 million, respectively, compared with $134.9 million and $283.0 million in the respective prior-year periods. Adjusted EBITDA was $299.9 million and $622.0 million for the third quarter and first nine months of 2019, respectively, increases of 29% and 17% from the prior-year periods. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 5.1% in the third quarter of 2019, compared with 6.1% in the prior-year quarter. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the third quarter of 2019 was 16.5% in USD (16.3% in local currency), compared with 14.7% in 2018. Overall, third-quarter performance reflects approximately 250 basis points of margin expansion from RES (including approximately 110 basis points from HFF), partially offset by LaSalle, a result of the expected lower incentive fees.
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

Americas - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$2,687.6	2,201.6	486.0	22%	22%
Reimbursements	(1,430.3)	(1,251.5)	(178.8)	14	15
Revenue before reimbursements	$1,257.3	950.1	307.2	32%	33%
Gross contract costs	(200.8)	(170.7)	(30.1)	18	19
Net non-cash MSR and mortgage banking derivative activity	(12.7)	(5.3)	(7.4)	n.m.	n.m.
Fee Revenue	$1,043.8	774.1	269.7	35%	35%
Leasing	460.9	413.3	47.6	12	12
Capital Markets	308.8	109.8	199.0	n.m.	n.m.
Property & Facility Management	121.7	120.1	1.6	1	2
Project & Development Services	103.3	85.6	17.7	21	22
Advisory, Consulting and Other	49.1	45.3	3.8	8	9
Compensation, operating and administrative expenses excluding gross contract costs	844.8	650.5	194.3	30	30
Depreciation and amortization	35.3	24.5	10.8	44	44
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	880.1	675.0	205.1	30	31
Gross contract costs	200.8	170.7	30.1	18	19
Segment operating expenses (excluding reimbursed expenses)	$1,080.9	845.7	235.2	28%	28%
Segment operating income	$176.4	104.4	72.0	69%	69%
Equity earnings	$1.5	0.1	1.4	n.m.	n.m.
Adjusted EBITDA	$201.0	123.7	77.3	62%	63%

Americas - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$7,401.3	6,295.1	1,106.2	18%	18%
Reimbursements	(4,184.8)	(3,659.6)	(525.2)	14	15
Revenue before reimbursements	$3,216.5	2,635.5	581.0	22%	23%
Gross contract costs	(580.3)	(460.4)	(119.9)	26	28
Net non-cash MSR and mortgage banking derivative activity	(17.4)	(9.3)	(8.1)	87	86
Fee Revenue	$2,618.8	2,165.8	453.0	21%	21%
Leasing	1,318.0	1,119.4	198.6	18	18
Capital Markets	533.0	334.0	199.0	60	60
Property & Facility Management	348.9	338.4	10.5	3	4
Project & Development Services	283.7	255.3	28.4	11	12
Advisory, Consulting and Other	135.2	118.7	16.5	14	14
Compensation, operating and administrative expenses excluding gross contract costs	2,189.8	1,846.4	343.4	19	19
Depreciation and amortization	88.9	77.1	11.8	15	15
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	2,278.7	1,923.5	355.2	18	19
Gross contract costs	580.3	460.4	119.9	26	28
Segment operating expenses (excluding reimbursed expenses)	$2,859.0	2,383.9	475.1	20%	21%
Segment operating income	$357.5	251.6	105.9	42%	42%
Equity earnings	$1.6	0.6	1.0	n.m.	n.m.
Adjusted EBITDA	$431.1	319.5	111.6	35%	35%
Americas revenue and fee revenue growth for the third quarter of 2019 compared with 2018 was broad-based across all service lines and led by Capital Markets. The Capital Markets growth primarily reflected $180.5 million of revenue from the July 1, 2019, acquisition of HFF, which was balanced between debt origination and investment sales. In addition, Leasing continued its outstanding performance across several U.S. markets and all major asset classes, reaching five consecutive quarters of double-digit year-over-year growth. Project & Development Services growth was due to new project wins as well as expanded assignments with Corporate Solutions clients. Excluding contributions from HFF, segment fee revenue growth was strong at 12% for the third quarter. For the first nine months of 2019, fee revenue growth from 2018 was led by Leasing and Capital Markets, with drivers similar to the quarterly discussion.
The increase in operating expenses and fee-based operating expenses for the third quarter and first nine months, compared with the prior-year periods, primarily reflected revenue-related expense growth, including incremental expenses associated with the first quarter of post-acquisition HFF operations.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 19.3% in USD for the third quarter (19.2% in local currency), compared with 16.0% in 2018. The over 300 basis point margin expansion was split between organic contributions from higher-margin transactional revenues and the contribution of HFF. For the first nine months of 2019, the significant increase in profit reflected the outstanding growth in Leasing and Capital Markets revenue.

EMEA - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$862.6	805.6	57.0	7%	12%
Reimbursements	(174.1)	(171.0)	(3.1)	2	5
Revenue before reimbursements	$688.5	634.6	53.9	8%	14%
Gross contract costs	(287.5)	(237.9)	(49.6)	21	27
Fee Revenue	$401.0	396.7	4.3	1%	6%
Leasing	71.0	78.4	(7.4)	(9)	(5)
Capital Markets	102.0	102.6	(0.6)	(1)	4
Property & Facility Management	95.3	92.0	3.3	4	9
Project & Development Services	72.4	68.7	3.7	5	10
Advisory, Consulting and Other	60.3	55.0	5.3	10	15
Compensation, operating and administrative expenses excluding gross contract costs	377.1	373.8	3.3	1	6
Depreciation and amortization	10.1	11.8	(1.7)	(14)	(10)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	387.2	385.6	1.6	—	5
Gross contract costs	287.5	237.9	49.6	21	27
Segment operating expenses (excluding reimbursed expenses)	$674.7	623.5	51.2	8%	13%
Segment operating income	$13.8	11.1	2.7	24%	31%
Equity earnings	$—	—	—	n.m.	n.m.
Adjusted EBITDA	$24.6	22.8	1.8	8%	14%

EMEA - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$2,404.3	2,435.8	(31.5)	(1)%	5%
Reimbursements	(492.4)	(480.0)	(12.4)	3	9
Revenue before reimbursements	$1,911.9	1,955.8	(43.9)	(2)%	4%
Gross contract costs	(814.9)	(820.4)	5.5	(1)	5
Fee Revenue	$1,097.0	1,135.4	(38.4)	(3)%	2%
Leasing	185.5	205.1	(19.6)	(10)	(4)
Capital Markets	235.0	270.7	(35.7)	(13)	(8)
Property & Facility Management	291.6	279.6	12.0	4	11
Project & Development Services	205.3	202.3	3.0	1	7
Advisory, Consulting and Other	179.6	177.7	1.9	1	6
Compensation, operating and administrative expenses excluding gross contract costs	1,081.2	1,111.0	(29.8)	(3)	3
Depreciation and amortization	32.7	34.7	(2.0)	(6)	—
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,113.9	1,145.7	(31.8)	(3)	3
Gross contract costs	814.9	820.4	(5.5)	(1)	5
Segment operating expenses (excluding reimbursed expenses)	$1,928.8	1,966.1	(37.3)	(2)%	4%
Segment operating loss	$(16.9)	(10.3)	(6.6)	(64)%	(95)%
Equity losses	$(1.0)	—	(1.0)	n.m.	n.m.
Adjusted EBITDA	$16.0	26.6	(10.6)	(40)%	(43)%
EMEA’s third-quarter 2019 revenue and fee revenue reflected solid annuity growth in Project & Development Services and Property & Facility Management, partially offset by softness in UK Leasing. Capital Markets was in line with a decline in regional capital markets volumes (on a USD basis) from the prior-year quarter, as reported by JLL Research. Geographically across service lines, France and Spain had the most notable fee revenue growth for the third quarter. For the first nine months of 2019, annuity fee revenue growth was mostly offset by declines in Capital Markets and Leasing.
The increase in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the third quarter and first nine months of 2019 compared with the prior-year periods, correlated with the revenue growth.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 6.1% in USD for the quarter (6.2% in local currency), compared with 5.7% last year. The increase in profit reflected stable revenues and the results of cost management initiatives.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$833.8	790.0	43.8	6%	8%
Reimbursements	(343.6)	(330.0)	(13.6)	4	7
Revenue before reimbursements	$490.2	460.0	30.2	7%	8%
Gross contract costs	(225.3)	(207.7)	(17.6)	8	10
Fee Revenue	$264.9	252.3	12.6	5%	7%
Leasing	56.4	65.4	(9.0)	(14)	(12)
Capital Markets	47.8	35.6	12.2	34	35
Property & Facility Management	76.1	76.4	(0.3)	—	2
Project & Development Services	40.4	34.8	5.6	16	19
Advisory, Consulting and Other	44.2	40.1	4.1	10	13
Compensation, operating and administrative expenses excluding gross contract costs	227.6	224.9	2.7	1	3
Depreciation and amortization	6.5	5.6	0.9	16	18
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	234.1	230.5	3.6	2	4
Gross contract costs	225.3	207.7	17.6	8	10
Segment operating expenses (excluding reimbursed expenses)	$459.4	438.2	21.2	5%	7%
Segment operating income	$30.8	21.8	9.0	41%	41%
Equity earnings	$0.7	1.0	(0.3)	(30)%	(24)%
Adjusted EBITDA	$37.7	28.3	9.4	33%	33%

Asia Pacific - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$2,437.7	2,314.2	123.5	5%	10%
Reimbursements	(1,044.3)	(1,007.8)	(36.5)	4	9
Revenue before reimbursements	$1,393.4	1,306.4	87.0	7%	11%
Gross contract costs	(667.4)	(608.4)	(59.0)	10	13
Fee Revenue	$726.0	698.0	28.0	4%	8%
Leasing	152.0	155.5	(3.5)	(2)	1
Capital Markets	116.7	108.0	8.7	8	11
Property & Facility Management	224.1	213.2	10.9	5	9
Project & Development Services	110.5	101.9	8.6	8	13
Advisory, Consulting and Other	122.7	119.4	3.3	3	7
Compensation, operating and administrative expenses excluding gross contract costs	648.6	636.7	11.9	2	6
Depreciation and amortization	19.3	17.0	2.3	14	18
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	667.9	653.7	14.2	2	6
Gross contract costs	667.4	608.4	59.0	10	13
Segment operating expenses (excluding reimbursed expenses)	$1,335.3	1,262.1	73.2	6%	10%
Segment operating income	$58.1	44.3	13.8	31%	35%
Equity earnings	$1.4	2.0	(0.6)	(30)%	(28)%
Adjusted EBITDA	$78.6	63.3	15.3	24%	28%
Asia Pacific's solid growth in revenue and fee revenue continued through the third quarter of 2019 and was highlighted by Capital Markets, driven by large deals in Greater China and growth in Japan, and Project & Development Services, primarily due to Corporate Solutions project wins across several geographical markets. The decline in Leasing followed an outstanding third-quarter 2018, when fee revenue grew 35%. Revenue and fee revenue growth for the first nine months of 2019 was led by Property & Facility Management and Project & Development Services, both reflecting expansion of existing client mandates and new client wins in Corporate Solutions. Geographically across services lines, fee revenue growth was led by Japan and India for the third quarter and Australia for the first nine months of 2019.
The increases in segment operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, over the prior-year periods generally reflect revenue-related expense growth.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 14.2% in USD for the quarter (14.0% in local currency), compared with 11.2% last year. The increase in profit and 300 basis point margin expansion for the third quarter of 2019 primarily reflected the growth in Capital Markets revenue and improved margin contribution from continued cost discipline.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$111.6	172.6	(61.0)	(35)%	(35)%
Reimbursements	(1.8)	(3.6)	1.8	(50)	(50)
Revenue before reimbursements	$109.8	169.0	(59.2)	(35)%	(34)%
Gross contract costs	(4.1)	(0.7)	(3.4)	n.m.	n.m.
Fee Revenue	$105.7	168.3	(62.6)	(37)%	(36)%
Advisory fees	76.6	65.5	11.1	17	19
Transaction fees & other	11.7	7.9	3.8	48	47
Incentive fees	17.4	94.9	(77.5)	(82)	(81)
Compensation, operating and administrative expenses excluding gross contract costs	83.4	110.2	(26.8)	(24)	(23)
Depreciation and amortization	1.7	0.8	0.9	n.m.	n.m.
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	85.1	111.0	(25.9)	(23)	(22)
Gross contract costs	4.1	0.7	3.4	n.m.	n.m.
Segment operating expenses (excluding reimbursed expenses)	$89.2	111.7	(22.5)	(20)%	(19)%
Segment operating income	$20.6	57.3	(36.7)	(64)%	(64)%
Equity earnings	$14.9	2.3	12.6	n.m.	n.m.
Adjusted EBITDA	$36.5	59.2	(22.7)	(38)%	(38)%

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$339.4	383.6	(44.2)	(12)%	(10)%
Reimbursements	(5.6)	(13.2)	7.6	(58)	(58)
Revenue before reimbursements	$333.8	370.4	(36.6)	(10)%	(8)%
Gross contract costs	(11.1)	(3.2)	(7.9)	n.m.	n.m.
Fee Revenue	$322.7	367.2	(44.5)	(12)%	(10)%
Advisory fees	227.2	196.1	31.1	16	19
Transaction fees & other	36.9	25.6	11.3	44	47
Incentive fees	58.6	145.5	(86.9)	(60)	(59)
Compensation, operating and administrative expenses excluding gross contract costs	255.3	262.7	(7.4)	(3)	(1)
Depreciation and amortization	4.7	2.3	2.4	n.m.	109
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	260.0	265.0	(5.0)	(2)	—
Gross contract costs	11.1	3.2	7.9	n.m.	n.m.
Segment operating expenses (excluding reimbursed expenses)	$271.1	268.2	2.9	1%	3%
Segment operating income	$62.7	102.2	(39.5)	(39)%	(36)%
Equity earnings	$30.3	24.6	5.7	23%	24%
Adjusted EBITDA	$96.4	126.0	(29.6)	(23)%	(21)%
LaSalle's decline in revenue for the third quarter and first nine months of 2019 was due to expected lower incentive fees following near-record prior-year periods. Partially offsetting the lower incentive fees was notable growth in advisory fees. Strong private equity capital raising during the trailing twelve months represented over half the growth in advisory fees with the balance attributable to assets under management (“AUM”) from recent acquisitions.
Equity earnings in the third quarter and first nine months of 2019 were primarily driven by net valuation increases in Asia Pacific. In 2018, equity earnings resulted from gains on the sale of legacy investments, substantially offset by net valuation decreases for certain investments in North America for the third quarter; for year-to-date, equity earnings were primarily driven by net valuation increases for investments in Europe and Asia.
The decrease in segment operating expenses, excluding reimbursed expenses, and Fee-based operating expenses, excluding restructuring and acquisition charges, compared with the prior-year quarter, was primarily due to lower variable compensation due to the decline in incentive fees. For the first nine-months, expenses were largely flat, reflecting deferred compensation expense from the record full-year incentive fees earned in 2018.
Adjusted EBITDA margin was 34.5% in USD (34.3% in local currency) for the quarter, compared with 35.2% in 2018. The nominal decline in margin reflects the lower incentive fees largely offset by higher equity earnings.
AUM was $67.8 billion as of September 30, 2019, a decrease of 1% in USD and local currency from $68.4 billion as of June 30, 2019. The AUM decrease resulted from (i) $3.3 billion of dispositions and withdrawals and (ii) $0.1 billion of foreign currency decreases, partially offset by (iii) $2.1 billion of acquisitions and (iv) $0.7 billion of net valuation increases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $251.5 million of cash in the first nine months of 2019, compared with $0.3 million of cash used during the same period in 2018. The change in cash flows from operating activities is driven by (i) higher annual incentive compensation paid to employees in 2019 compared with 2018, primarily the first quarter, reflecting our performance in the previous annual periods, (ii) higher tax payments, including payments relating to the transition tax from the U.S. Tax Cuts and Jobs Act and (iii) HFF acquisition and integration costs.
Cash Flows from Investing Activities
We used $994.1 million of cash for investing activities during the first nine months of 2019, an increase of $846.9 million from the $147.2 million used during the same period in 2018. The increase in cash used was driven predominantly by payments for business acquisitions, specifically HFF, and also included cash used for capital expenditures for property and equipment and net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $1,194.6 million of cash during the first nine months of 2019, as compared to $172.5 million provided by financing activities during the same period in 2018. The net increase of $1,022.1 million in cash flows from financing activities is substantially driven by the increase in the outstanding borrowings on our Facility to fund the cash consideration for acquisitions, discussed in detail below.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of September 30, 2019, we had outstanding borrowings under the Facility of $1,125.0 million and outstanding letters of credit of $0.8 million. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. The average outstanding borrowings under the Facility were $1,408.5 million and $461.5 million during the three months ended September 30, 2019 and 2018, respectively, and $763.9 million and $396.5 million during the nine months ended September 30, 2019 and 2018. The notable increase in our Facility balance was used to fund approximately $840 million of cash outflows in the third quarter of 2019 in conjunction with the July 1, 2019 HFF acquisition, net of repayments from operating cash flows generated during the third quarter of 2019.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions.
In addition to our Facility, we had the capacity to borrow up to $70.0 million under local overdraft facilities as of September 30, 2019. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $100.4 million and $32.7 million as of September 30, 2019 and December 31, 2018, respectively, of which $33.9 million and $17.0 million, respectively, were attributable to local overdraft facilities.
See Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of September 30, 2019, we had total investments of $412.4 million in investments, primarily related to LaSalle co-investments. For the nine months ended September 30, 2019, funding of investments exceeded return of capital by $41.2 million, compared with the prior year when return of capital exceeded funding of investments by $2.1 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
Since October 2002, our Board of Directors had approved five share repurchase programs. As of September 30, 2019, there were 1,563,100 shares we were authorized to repurchase under the current share repurchase program. On October 31, 2019, our Board of Directors approved a new share repurchase program (“New program") authorizing the repurchase of up to $200 million of our common stock in the open market and privately negotiated transactions. The New program affirms confidence in our business outlook and our long-term commitment to maintaining investment grade credit ratings. The New program cancels and replaces the existing share repurchase program noted above. We have not made any share repurchases since 2007.
On November 5, 2019, we announced a semi-annual cash dividend of $0.43 per share of common stock. The dividend payment will be made on December 13, 2019 to holders of record at the close of business on November 15, 2019. A dividend-equivalent in the same per share amount will also be paid simultaneously on outstanding but unvested shares of eligible restricted stock units granted under the Company's Stock Award and Incentive Plan.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2019 and 2018, were $131.1 million and $110.1 million, respectively. Our capital expenditures in 2019 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the nine months ended September 30, 2019 and 2018, were $67.6 million and $10.6 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the nine months ended September 30, 2019, we paid $849.1 million for business acquisitions. This included $789.2 million of payments relating to acquisitions in 2019, predominantly relating to the acquisition of HFF, and $59.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $47.1 million as of September 30, 2019. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2019, we had the potential to make earn-out payments for a maximum of $289.5 million on 48 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions, including the acquisition of HFF.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2019 and December 31, 2018, we had total cash and cash equivalents of $402.2 million and $480.9 million, respectively, of which approximately $324.0 million and $429.1 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% and 6% of our total assets as of September 30, 2019 and December 31, 2018, respectively.

Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $267.0 million as of September 30, 2019. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.
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
We discuss those risks, uncertainties and other factors in (1) our Annual Report on Form 10-K for the year ended December 31, 2018 in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; and elsewhere, (2) this Quarterly Report on Form 10-Q in this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 1A. Risk Factors, and elsewhere, and (3) the other reports we file with the United States Securities and Exchange Commission.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of September 30, 2019. The Facility consists of revolving credit available for working capital, investments, capital expenditures, and acquisitions. Our average outstanding borrowings under the Facility for the three and nine months ended September 30, 2019 was $1,408.5 million and $763.9 million, respectively, with an effective interest rate of 3.1% for both periods. We had $1,125.0 million outstanding under the Facility and outstanding letters of credit of $0.8 million as of September 30, 2019. The Facility bears a variable rate of interest based on market rates.
Our $275.0 million of Long-term senior notes (the "Notes") are due in November 2022 and bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million of senior unsecured notes ("Euro Notes"), including €175.0 million due in June 2027 and €175.0 million due in June 2029, bear interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and the Euro Notes at fixed interest rates has helped to limit our exposure to movements in interest rates.
Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, in the past we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and we may do so in the future. We did not enter into any such agreements in 2018 or the first nine months of 2019, and we had no such agreements outstanding as of September 30, 2019.
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2019 on our variable-rate debt, our results would reflect an increase of $3.8 million to Interest expense, net of interest income, for the nine months ended September 30, 2019.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the United States totaled 44% and 48% of our Total revenue for the nine months ended September 30, 2019 and 2018, respectively. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly by the British pound (9% and 10% of Total revenue for the nine months ended September 30, 2019 and 2018, respectively) and the euro (8% and 9% of Total revenue for the nine months ended September 30, 2019 and 2018, respectively).
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

To show the impact foreign currencies have on our results of operations, we present the change in local currency for revenue and operating expenses on a consolidated basis and by operating segment in Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The change in local currency represents the change assuming no movement in foreign exchange rates from the prior year. On a year-over-year basis, for the three months ended September 30, 2019, our consolidated Revenue increased 13% in U.S. dollars and 15% in local currency, and our Operating income decreased 10% in U.S. dollars and local currency, respectively. For additional detail of the impact of foreign exchange rates on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. As of September 30, 2019, we had forward exchange contracts in effect with a gross notional value of $2.06 billion ($0.64 billion on a net basis). Net gains or losses are generally offset by associated intercompany loans.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of September 30, 2019, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted below.
On July 1, 2019, the Company acquired HFF. See Note 5, Business Combinations, Goodwill and Other Intangible Assets of the Notes to Condensed Consolidated Financial Statements. Management elected to exclude HFF from the Company's assessment of internal control over financial reporting at September 30, 2019 as permitted under SEC rules.

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
Item 5. Other Information
Corporate Governance
Our policies and practices reflect corporate governance initiatives we believe comply with the listing requirements of the New York Stock Exchange, on which our common stock is traded, the corporate governance requirements of the Sarbanes-Oxley Act of 2002 as currently in effect, various regulations issued by the SEC and certain provisions of the General Corporation Law in the State of Maryland, where JLL is incorporated. We maintain a corporate governance section on our public website which includes key information about our corporate governance initiatives, such as our Corporate Governance Guidelines, Charters for the three Committees of our Board of Directors, a Statement of Qualifications of Members of the Board of Directors and our Code of Business Ethics. The Board of Directors regularly reviews corporate governance developments and modifies our Guidelines and Charters as warranted. The corporate governance section can be found on our website at www.us.jll.com by clicking "Investor Relations" and then "Governance."

Corporate Officers
The names and titles of our corporate executive officers, as of September 30, 2019, were as follows:
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

Patricia Maxson
Chief Administrative Officer

Neil Murray[1]
Chief Executive Officer, Global Corporate Solutions

Gregory P. O'Brien
Chief Executive Officer, Americas

[1] Effective June 1, 2019, Mr. Murray succeeded John Forrest as Chief Executive Officer, Global Corporate Solutions
Additional Global Corporate Officers

Mary E. Bilbrey	James S. Jasionowski
Chief Human Resources Officer	Chief Tax Officer

Louis F. Bowers	Judith I. Tempelman
Controller	Head of Corporate Development

Bryan J. Duncan	Alan Tse
Treasurer	Chief Legal Officer and Corporate Secretary

Allan Frazier
Chief Information Officer

Item 6. Exhibits

Exhibit Number	Description
10.1*	Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah

10.2*	Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2019.

JONES LANG LASALLE INCORPORATED

By:	/s/ Stephanie Plaines
Stephanie Plaines
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)