Form 10-K
period 2019-12-31
JONES LANG LASALLE INC
filed 2020-02-27
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2019	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Dr,	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2019 was $6,378,765,436.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 21, 2020 was 51,565,299.
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

JONES LANG LASALLE INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Jones Lang LaSalle Incorporated, incorporated in 1997, is a Maryland corporation. References to “JLL,” “the Company,” “we,” “us” and “our” refer to Jones Lang LaSalle Incorporated and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise. Our common stock is listed on The New York Stock Exchange ("NYSE") under the symbol “JLL.”
JLL is a leading professional services firm that specializes in real estate and investment management. We shape the future of real estate for a better world by using the most advanced technology to create rewarding opportunities, amazing spaces and sustainable real estate solutions for our clients, our people and our communities. JLL is a Fortune 500 company with annual revenue of $18.0 billion, operations in over 80 countries and a global workforce of over 93,000 as of December 31, 2019. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities looking to outsource real estate services. Through LaSalle Investment Management, we invest for clients on a global basis in both private assets and publicly traded real estate securities.
We use JLL as our principal trading name. Jones Lang LaSalle Incorporated remains our legal name. JLL is a registered trademark in the countries in which we do business, as is our logo. In addition, LaSalle Investment Management, which uses LaSalle as its principal trading name, is a wholly-owned subsidiary of Jones Lang LaSalle Incorporated. LaSalle is also a registered trademark in the countries in which we conduct business, as is our logo.
We deliver an array of services across four business segments. We manage our Real Estate Services (“RES”) offerings across three geographic segments: (i) the Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific, and we manage our investment management business globally as (iv) LaSalle Investment Management. In our Americas, EMEA and Asia Pacific segments, we provide a full range of leasing, capital markets, integrated property and facility management, project management, advisory, consulting, valuations and digital solutions services locally, regionally and globally. LaSalle is one of the world's largest and most diversified real estate investment management companies.
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
On July 1, 2019, we acquired HFF, Inc. ("HFF"), regarded as one of the premier capital markets advisors in the industry. The acquisition greatly expanded our ability to provide world-class capital markets services and expertise to our clients, in particular in the United States. In addition, we have the ability to offer our expanded services to legacy clients of HFF.
These acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
For information on recent acquisitions, refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements, included in Item 8.

OUR SERVICES AND BUSINESS SEGMENTS
We are driven to shape the future of real estate for a better world. We do this by addressing the needs of real estate owners, occupiers and investors, leveraging our deep real estate expertise and experience to provide clients with a full range of services on a local, regional and global scale.
We offer our real estate services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including:

Critical Environments and Data Centers	Hotels and Hospitality Facilities	Office (including Flex Space)
Cultural Facilities	Industrial and Warehouse	Residential (Individual and Multifamily)
Educational Facilities	Infrastructure Projects	Retail and Shopping Malls
Government Facilities	Logistics (Sort & Fulfillment)	Sports Facilities
Healthcare and Laboratory Facilities	Military Housing	Transportation Centers
We develop and activate technology to make real estate work for the long-term benefit of our people, clients and communities. Across our service lines, we offer and will continue to develop and invest in unique digital solutions and products that help us and our clients strategize, capture and analyze data, offer workplace technology and visualize real estate innovations. Refer to the Digital portion of our Strategic Framework section below for additional information about our digital agenda.
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

The following reflects our revenue and fee revenue by service line for the year ended December 31, 2019:
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
For the year ended December 31, 2019, our RES revenue and fee revenue was:

In the Americas, our RES revenue for 2019 was $10.6 billion, earned geographically as follows:
In EMEA, our RES revenue for 2019 was $3.5 billion, earned geographically as follows:
In Asia Pacific, our RES revenue for 2019 was $3.4 billion, earned geographically as follows:

Our five RES service lines, and the services we provide within them, include:
1. Leasing
Agency Leasing executes leasing programs, including marketing, on behalf of property owners (including investors, developers, property companies and public entities) to secure tenants and negotiate leases with terms that reflect our clients' best interests. In 2019, we completed approximately 15,200 agency leasing transactions representing 257 million square feet of space.
Tenant Representation establishes strategic alliances with occupier clients to help them evaluate and execute transactions to meet their occupancy requirements and ongoing real estate needs. We partner with clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. In 2019, we completed approximately 23,800 tenant representation transactions representing 639 million square feet of space.
Our agency leasing and tenant representation fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a monetary amount per square foot leased.
2. Capital Markets serves our clients locally, regionally and globally by leveraging extensive knowledge of the commercial real estate markets and our fully-integrated capital markets platform to provide a broad array of advisory services, provided for substantially all real estate asset classes. Our services primarily include (ordered alphabetically):

● Debt placement	● Loan sales
● Equity placement	● Loan servicing
● Funds advisory	● M&A and corporate advisory
● Investment sales and acquisitions
In the U.S., we are an approved Freddie Mac, Fannie Mae and HUD/Ginnie Mae commercial multifamily lender and loan servicer. In addition, we are one of only 25 Fannie Mae Delegated Underwriting & Servicing ("DUS") lenders. Global capital and M&A and corporate advisory include sourcing capital, both equity and debt, derivatives structuring, and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for marketing and acquiring real estate assets internationally and investing outside of their home markets, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing and introducing innovative new financial products and strategies, Capital Markets is integral to the business development efforts of our other businesses.
Most of our revenues are in the form of fees, derived from the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory services. In addition, we also earn fees from commercial loan servicing activities.
During 2019, we provided capital markets services for approximately $278 billion of client transactions.
3. Property & Facility Management
Property Management provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to our clients. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors, striving to maintain high levels of occupancy and tenant satisfaction while partnering with clients to reduce property operating costs. As of December 31, 2019, we provided on-site property management services for properties totaling approximately 3.5 billion square feet.
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
Integrated Facilities Management ("IFM") provides comprehensive facility management services to corporations and institutions that outsource the management of the real estate they occupy, typically those with large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs, meet energy savings targets, improve service delivery and enhance end-user experience. Our IFM offering blends human, digital and experiential elements to help clients achieve optimal financial and operational results from their facilities, while also enhancing the experience and productivity of the end-user. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors who can meet clients' needs by providing consistent service delivery worldwide and a single point of contact from their real estate service providers. We tailor our service delivery to individual client needs by combining our large global platform with substantial local expertise.
Solutions include:

•
Full-service IFM outsourcing: Day-to-day operations management of client site locations, delivered through a globally integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research & development facilities, data centers and industrial complexes. As of December 31, 2019, IFM managed approximately 1.5 billion square feet of real estate for our clients.

•
Digital IFM solutions: Technology is the backbone of our IFM offering. Facilities teams leverage advanced products to make faster and more informed decisions, manage compliance, and improve efficiency through automation, accountability, assets, and analytics - all while enhancing the experience of end-users. One example is Building Services Network, which provides facilities managers with access to a digital marketplace powered by our Corrigo platform for centralized repair, maintenance, and analytics - instantly connecting them with reliable, high-quality services at negotiated rates from handpicked vendors. We also provide technology-enabled predictive maintenance strategies and smart building technologies which can help extend the lifespan of costly equipment while preventing system failures.

•
Mobile engineering services: We provide mobile engineering services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. This model reduces clients' operating costs by offering a single point of contact for services, bundling on-site services, leveraging resources across multiple accounts, and reducing travel time between sites.

IFM contracts are typically structured to include reimbursement for costs of client-dedicated personnel and third-party vendors and subcontractors in addition to a base fee and performance-based fees. Performance-based fees result from achieving quantitative performance measures and/or target scores on recurring client satisfaction surveys. IFM agreements are typically three to seven years in duration, although most contracts can be terminated at will by the client upon a short notice period, usually 30 to 60 days, as is typical in the industry.
4. Project & Development Services provides consulting, design, management and build services to tenants of leased space, owners in self-occupied buildings and owners of real estate investments, leveraging technology to drive outstanding service delivery. We bring a "life cycle" perspective to our clients, from consulting and capital management through design, construction and occupancy. In addition, we provide these services to public-sector clients, particularly to military and government entities, as well as educational institutions, primarily in the U.S. and to a growing extent in other countries. Predominantly in Europe, we provide design, fit-out and refurbishment services under the Tétris brand.
Our Project & Development Services business is generally compensated on the basis of negotiated fees as well as reimbursement of costs when we are principal to a contract (or client). Individual projects are generally completed in less than one year, but client contracts may extend multiple years in duration and govern a number of discrete projects.

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
Valuations helps clients determine market values for office, retail, industrial, mixed-use and other types of properties. These services range from valuing a single property to a global portfolio with multiple property types. We conduct valuations for a variety of purposes supporting our clients, including acquisitions, dispositions, debt and equity financings, mergers and acquisitions, securities offerings (including initial public offerings) and privatization initiatives. Clients include occupiers, investors and financing sources from the public and private sectors.
We usually negotiate compensation for valuation services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
We provide Energy and Sustainability Services to occupiers and investors to help them realize the positive impact of sustainability on their brand, financial statements and the environment. Our energy and sustainability accredited professionals worldwide assist clients to green their real estate portfolios, manage energy consumption and carbon footprint through sustainable operations, provide green building assessments, lead green retrofits/upgrades, and prepare corporate social responsibility and sustainability reports. The breadth of our expertise allows us to provide end-to-end services to all clients, regardless of their focus, from leasing to capital market transactions, and projects to facility management. We recognize and are fully behind the continued shift towards sustainability in our industry and believe our leadership positions us to be the best choice for our clients. Refer to our latest Global Sustainability Report, available on our website, for metrics on documented energy savings, reduction in greenhouse gas emissions and the work of our sustainability teams.
We have a variety of compensation models for Energy and Sustainability Services including those based on shared savings as well as a fee for service, depending on the scale and complexity of the project.
Corporate Solutions
As a strategic partner of clients with a global footprint, Corporate Solutions brings together services across four of the five JLL service lines described above. Our global delivery platform enables consistent outcomes on both a local and global scale, and places us in a small cohort of competitors who can deliver on clients’ multi-service, multi-geography needs.
Rapid and complex change, including digitization, increasing regulation, globalization and evolving workforce demographics, have transformed the world of work. Organizations are realizing the potential for workplaces and real estate portfolios to help address broader business objectives, such as talent attraction, customer experience, employee productivity, financial performance and environmental sustainability (See Growth of Corporate Outsourcing in the Industry Trends section below). As clients buy with an increasingly global and/or multi-service mindset, they are looking to simplify and consolidate their supply chain with more integrated solutions. This puts Corporate Solutions in a unique position to help clients bring together their real estate ecosystem, simplify decision making and maximize value of their real estate investments.
While each client is unique, they are consistent in looking for real estate to enable business transformation around three key value levers, (1) driving data-driven decisions and digital transformation, (2) achieving operational excellence through improved productivity and financial performance, and (3) attracting and retaining key talent through an enhanced user experience.

Our offering addresses the entire life cycle, which we consider to include portfolio, capital and operations functions.
Portfolio. Through the nexus of services our Corporate Solutions business provides to clients, we gain deep knowledge and extensive data about their corporate real estate footprints, business strategies and organizational priorities. Combining this with the expertise we draw from our broader integrated global platform, we advise our clients about how to optimize their workplace strategies and occupancy planning efforts to improve utilization and ultimately enhance the productivity and well-being of those who use the space. More broadly, this advice may extend to our clients’ portfolio strategies, including location advisory, technology implementation and optimization, and options to add and integrate flexible space solutions. When evolution of strategies dictates change, our Corporate Solutions business partners work with other professionals throughout our organization to help clients execute leasing, acquisition and disposition strategies.

Capital. With the view workplaces are living environments that can help individuals, organizations and communities innovate and thrive, Corporate Solutions advises clients about how and when to make critical capital decisions to maximize the human and financial returns on portfolio investments. Our design & build professionals work alongside clients to capture and advance their organization’s brand identity, purpose and sustainability commitments through the design of space they occupy, including owned, leased, static and flexible environments. We then manage, and in some cases are responsible for, the successful completion of the fit-out activities to achieve their vision. Helping our clients manage the costs they incur to realize their space and location objectives is essential to that strategy. When capital decisions involve a change in location, our relocation management professionals facilitate smooth transitions.

Operations. IFM is our largest Corporate Solutions service offering. Composed of integrated, digitally-enabled and flexible services that blend human, digital and experiential elements, this offering helps clients drive enhanced value from their facilities by improving operational performance and the experience of employees and other users of the space. Most frequently, new client relationships are formed through IFM business wins, which we accomplish through transitions from other service providers or conversions from insourced real estate management models. In addition to maximizing efficiency and quality of service delivery, our digitally-enabled platform also provides clients with opportunities to tailor the balance of services we provide versus what they self-perform.

Data, Technology and Business Intelligence. Data and technology have become core to all clients’ workplace and business transformation agendas. Ahead of this trend, we built a comprehensive data and technology platform that underpins all of our offerings, helping clients make fast, informed decisions that enhance the performance of their workplaces, portfolios and people. Digital Solutions experts guide clients’ selection, implementation and management of real estate-related software and applications The Building Services Network opens new client segments by revolutionizing end-to-end facility repair and maintenance service delivery, using the Corrigo platform to find clients the best service providers.

LaSalle
Complementing our real estate services capabilities, our global real estate investment management business, LaSalle, is one of the world's largest managers of institutional capital invested in real estate assets and securities. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge. Our three strategic priorities:

•	Deliver superior risk-adjusted investment returns to our clients

•	Develop and execute investment strategies that meet the specific investment objectives of our clients

•	Deliver uniformly high levels of client service globally

LaSalle provides clients with a broad range of real estate investment products and services in the private and public capital markets. We design these products and services to meet the differing strategic, asset allocation, risk/return and liquidity requirements of our clients. The range of investment solutions includes private investments in multiple real estate property types, including office, retail, industrial, health care and multifamily residential, as well as investments in debt. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer global indirect investments, primarily in private equity funds, joint ventures and co-investments, as well as publicly traded real estate investment trusts ("REITs") and other real estate equities. Where consistent with client requirements and market terms and conditions, LaSalle retains JLL to provide services to assets in LaSalle funds in the ordinary course of business.
We believe LaSalle's success is the product of our strong investment performance, research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and strong client focus.
LaSalle launched its first institutional investment fund in 1979. We have invested, on behalf of clients, in real estate assets in 29 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. LaSalle's assets under management ("AUM") of $67.6 billion, as of December 31, 2019, by geographic distribution and fund type is detailed in the following graphics ($ in billions).
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management and divestiture of real estate investments across a broad range of real estate property types.
Some investors prefer to partner with investment managers willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe our ability to co-invest alongside our clients' funds will continue to be an important factor in maintaining and improving our competitive position. As of December 31, 2019, we had a total of $321.7 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
LaSalle is generally compensated for investment management services for private equity investments based on capital committed, invested and managed (advisory fees), with additional fees (incentive fees) tied to investment performance above benchmark levels. In some cases, LaSalle also receives fees tied to acquisitions, financings and dispositions (transaction fees). Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements linked to the market value of the assets under management, plus incentive fees in some cases.
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases they are open ended. In 2019, our open-ended funds grew 30% to represent approximately one-quarter of AUM.

INDUSTRY TRENDS
Our long-term growth strategy is framed around four major macroeconomic trends we see affecting the real estate sector today, each with an estimated multi-year lifespan:
Rising investment allocations and globalization of capital flows to real estate
During the past decade, real estate has grown out of its previous 'alternative investment' classification to become a major defined asset class of its own, attracting a sustained long-term trend of rising investment allocations. Complementing that, we see sustained strong transaction volumes and increasing capital flows across borders and between continents, creating new opportunities for advisors and investment managers equipped to source and facilitate these capital flows and execute cross-border transactions. Our real estate investment expertise, linking seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
Growth in corporate outsourcing
While corporate outsourcing of real estate services still represents a relatively small proportion of the total commercial-built real estate worldwide, there has been a steady long-term trend towards outsourcing since the early 1990s, originally driven by U.S.-based corporations and has now become a global trend. An increasing number of large organizations are partnering with firms like JLL to improve their workplace efficiency and experiences, as well as seeking strategic portfolio advice to realize broader business objectives. We have a particular focus and expertise, supported by broad-based research and analysis on the future of work, in partnering with clients to optimize workplace design, space planning, management and supplies, with sustainability and positive human experience (for all employees, customers and communities) all as core objectives.
Historically, outsourcing clients’ primary focus was reducing cost and improving the operations of their portfolios. The convergence of the digital and physical worlds is driving increased demand for mobility, flexibility and enhanced experience, alongside traditional performance metrics. By focusing their own resources on core competencies and partnering with dedicated service providers to manage real estate strategy and activities, organizations are better positioned to advance their goals of financial and operational performance, talent attraction, customer experience, employee productivity and environmental sustainability.
These trends have increased the demand for global real estate services, including digitally-enabled and experience-focused solutions. Although some continue to unbundle and separate the sources of their real estate services, a growing proportion of medium-to-large commercial real estate services users continue to demonstrate an overall preference for working with single-source service providers or enterprise integrators to enable seamless management from a local to global level. In addition, public and other non-corporate users of real estate that require specific expertise to address unique industry regulations, including government agencies and health and educational institutions, are increasingly outsourcing real estate activities.
Offering a full range of services on this scale requires significant infrastructure investment, including digital applications, personnel training and industry vertical expertise. Smaller regional and local real estate service firms, with limited resources, are less able to make such investments. As a result, we believe there will continue to be significant growth opportunities for companies like ours that can provide consistent, integrated real estate products and services across many geographic markets, industries and types of clients. Our diverse outsourcing services, described above within Corporate Solutions, address clients' needs across the real estate life cycle and allow them to enable enterprise objectives through their real estate investments.

Urbanization
Growing urbanization continues to be a powerful global trend. In its latest World Urbanization Prospects report (May 2018), the United Nations Department of Economic & Social Affairs predicted 68% of the global population will live in urban areas by 2050, up from 55% as of the publication date (with total global population growth of just over 1% per year). More specifically, the international hub cities where we and our clients do a substantial majority of our business are thriving. This is another sustained trend that successfully overrides national and global political changes and uncertainties.
JLL has a well-established global research series - the City Momentum Index - exploring this and associated trends in more depth, including related dynamics in the way the world’s leading 130 emerging and established markets are growing, adapting and evolving.
4th Industrial Revolution
The 4th Industrial Revolution of technology, data and the rapid rise in applications of artificial intelligence ("AI") continues to change everything. However, there is currently no single technology disruptor positioned to dominate the real estate industry. Instead, thousands of start-ups, applications and concepts are vying to transform the marketplace. The challenge to innovate and maximize the potential benefits of new technology, data and AI uses is constant. At the heart of our Beyond strategy (discussed in detail below), supported by major ongoing investments and innovations, we continue to accelerate progress toward our goal of becoming the widely-recognized leading user of technology and data in real estate.
ORGANIZATIONAL PURPOSE & STRATEGIC FRAMEWORK
Organizational Purpose
Our purpose, We shape the future of real estate for a better world, has strong and deep roots in our identity and history. During 2019 we set JLL’s organizational purpose into a short and memorable phrase, endorsed by our Global Executive Board (“GEB”) and Board of Directors. The CEO letter in our forthcoming annual report will expand on the central role and relevance of our organizational purpose in relation to our interactions with and responsibilities to all of our stakeholders as we move into this new decade.
Strategic Framework
Strongly aligned with our organizational purpose, our GEB established the broad framework for our Beyond strategy in 2016. This ambitious strategic vision aims to drive long-term sustainable and profitable global growth, incorporate transformational enhancements to our digital, data and AI capabilities, and complement our unwavering commitment to the highest standards of client service, teamwork, ethics and expertise.
Throughout 2017 and 2018, the GEB developed the specific initiatives, goals and investment priorities to support the Beyond strategic vision and led implementation of the foundational steps. Examples included the global alignment of our administrative functions (finance, legal, HR, IT/technology); completing transformational global platform enhancements for our Finance and Human Resources capabilities; establishing JLL Spark as a global proptech innovation business based in Silicon Valley and launching the JLL Spark Global Venture Fund including securing several subsequent proptech investments; launching our Achieve Ambitions brand identity and accompanying Achieve your ambitions employee value proposition; implementing a new consistent and transparent global career framework and launching a comprehensive single system supporting our human resources interactions for our global employee base; introducing CapForce, an advanced and globally integrated CRM system for our Capital Markets teams worldwide; and the launch of our new fully-integrated and wholly-redesigned global website us.jll.com.
This year, strong ongoing business performance enabled us to further accelerate our multi-year Beyond transformation. During 2019, we have reorganized our Corporate Solutions, Capital Markets and Valuation Advisory capabilities to be fully globally-aligned businesses. Such changes reflect the continuing evolution of client demand, increasingly looking for a seamless single-provider solution worldwide, and opportunities presented to us by new technology and data advances in our business. We also significantly strengthened our Capital Markets capabilities with our acquisition of HFF, propelling JLL into a clear leadership position among the world’s largest real estate capital advisors. Another key transformation was bringing together all of our internal and client-facing technology, data and AI operations into a globally-aligned group called JLL Technologies, headed by the co-CEOs of our JLL Spark business who both joined our GEB. We predict the creation of JLL Technologies will become apparent as a major growth driver for us over the medium term.

Having completed this comprehensive series of significant transformative steps over the past three years, we are focused on fully embedding these changes and leveraging the enhanced strengths of our platform to drive client service and further growth through 2020. We will continue to deliver on the key priorities within our multi-year Beyond strategic vision, which is summarized in following section.
Beyond: Our Strategic Vision for Long-Term Sustainable and Profitable Growth
Clients
We are a global leader in providing seamlessly integrated services and advice to international corporate and investor clients in all parts of the world. Our Beyond strategic vision sets ambitious goals for continued enhancements to our comprehensive service offering, attracting new talents and skills to our business, marshaling the best new technology and data analytics, and focusing our teams on truly understanding each client’s broader strategic needs. Our service offerings span the whole real estate life cycle, being consistently delivered to the highest quality and creating real value for our clients. Within our Beyond strategy, we are making significant ongoing investments in advanced client relationship management processes and tools, always with a core commitment to ensuring our own systems and structures never become an obstacle to assembling international and multidisciplinary teams tailored to meet each client’s requirements.
Brand
We continue to strengthen and expand awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond strategic vision to reach more CEOs and other senior decision makers. Supporting this goal, we are an active strategic partner of the World Economic Forum and regular participant in its annual meeting in Davos and at other events. In January 2020, Fortune magazine again named JLL as one of the World’s Most Admired Companies (see below for further awards and recognition during the past year). As part of our Beyond strategy, we launched a new visual identity and brand positioning strategy centered on our Achieve Ambitions theme, which is relevant to all our clients and other stakeholders. Further, our leadership on embedding sustainability into our overall business conduct is increasingly central to our brand.

Digital
Technology is changing the definition of work: where we work, how we work, and what type of work we do. We are still in the early days of harnessing technology through digitization, data, analytics, AI and machine learning to deliver value for our clients, people and shareholders. JLL is embracing technology to meet the needs of clients today and anticipate the opportunities of tomorrow. Leading this technology transformation is core to our growth strategy and reflected in our significant investments:

•
Forming JLL Technologies in 2019 to align and expand our technology capabilities for our clients and our company. JLL Technologies will expand the suite of technology products and services to help our clients and global organization navigate key real estate needs, with a focus on increasing the value and liquidity of the world’s buildings, while improving the experiences of those who occupy them.

•
Transforming and enabling delivery of standardized services worldwide with a best-in-class technology foundation and an operational emphasis on data and analytics. This includes increasingly leveraging AI and machine learnings to drive insights, speed and accuracy. A notable example is our 2015 acquisition of Corrigo, which enables our facilities management business globally and continues to grow as a component of our integrated platform.

•
Expanding Digital Solutions, our global digital advisory and implementation services capability. Digital Solutions designs, integrates and implements innovative digital solutions for clients across industry types in the areas of integrated workplace management platforms, workplace experience, and smart buildings. In 2018, we nearly doubled the size of this team through the acquisition of ValuD, a leading provider of software integration and consulting services. This combined organization is bringing the next generation of technology to our clients.

•
Launching the JLL Spark Global Venture funds, with plans to invest up to $100 million in a number of “proptech” (property technology) early-stage companies, helping to drive innovation for JLL and its clients through cutting-edge products and improved service delivery and operations. Visit our website to see the full portfolio of investments.

These investments, along with digital enhancements in our internal platform and throughout our core service offerings, put us in position to extend our role as the digital leader in corporate real estate.
People
People are at the heart our business. We are committed to helping our people achieve their ambitions by enabling them to explore new opportunities, build expertise, create long-term careers, work with other talented people, and succeed through inclusion. Achieve your ambitions, our employee value proposition, articulates the key attractions and advantages of a career with JLL. We offer inclusive, collaborative and flexible working environments and an array of developmental and training opportunities. In 2019, we benefited from the first full year of operating our global career framework providing transparency and clarity on career paths, supporting succession planning and resource allocation, and allowing our people to explore a wide variety of new career opportunities within our organization, including internationally. We support career growth by providing guidance on globally-aligned leadership capabilities and offering formal mentoring and coaching programs. Our people, their skills and aspirations, and their commitment to a consistently high-performance culture and JLL’s core values are central to our ongoing success and sustained profitable growth.
Values
All our people are committed to the core values of teamwork, ethics and excellence. These values are the foundation of our organization. Clients, employees, business partners and potential recruits are strongly attracted to these values and to our commitments to a sustainable future through Building a Better Tomorrow, our sustainability leadership ambition. This has earned us repeated recognition from organizations such as the Ethisphere Institute, which in 2019 named JLL as one of the World’s Most Ethical Companies for the 12th consecutive year. As discussed in more detail in Distinguishing Attributes and Competitive Differentiators, we achieved our existing multi-year sustainability targets for our own operations and, therefore, we are setting ambitious new medium-term goals, including a science-based target for carbon emissions reduction. These new targets will be published in our next annual Global Sustainability Report.

Growth
Our Beyond priorities for clients, people, values, digital and brand combine to provide an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity in all operations, build margin and create the basis for long-term sustainable and profitable growth, which reward all our stakeholders, helping them achieve their ambitions.
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
SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES DIFFERENT CAPITAL TO CREATE STAKEHOLDER VALUE
The built environment is estimated to account for more than 40 percent of global energy consumption and approximately one-third of the world's carbon emissions according to International Energy Agency's 2019 report Energy Efficiency.
Building a Better Tomorrow - our global sustainability strategy. Through the four pillars of Building a Better Tomorrow, depicted below, we work to shape the future of real estate for a better world. These pillars are underpinned by three foundations: (1) our commitment to the highest standards of corporate governance, (2) our efforts to drive sustainability thought leadership and (3) our commitment to deploying innovative, forward thinking solutions for ourselves and our clients. To ensure these efforts support our broader business strategy, Building a Better Tomorrow is an integral part of our long-term strategic vision, Beyond.
By addressing issues which materially affect our clients, investors, employees and communities, we drive positive change through our organization and more widely. In 2019, we again reviewed our most material issues and identified the top five environmental and social issues.

Environmental Issues		Social Issues
1.	Energy consumption and emissions	1.	Business ethics and integrity
2.	Sustainable buildings	2.	Innovation and technology
3.	Enhancing client sustainability through our services	3.	Health, safety and security
4.	Climate risk	4.	Talent attraction and retention
5.	Responsible supply chain	5.	Employee wellbeing

We are in the process of setting ambitious new goals for JLL, rooted in the results of our materiality process. These goals will be covered in detail in the next annual Global Sustainability Report, due for publication in the summer of 2020 and available on our website.
Generating sustainable value for our clients. Through industry-leading strategies, tools and technologies, we partner with our clients to create and deliver solutions to achieve their sustainability goals. As their objectives expand to include a broader spectrum of services, our approach of embedding sustainability considerations across our service lines helps them own, occupy, invest in and develop healthier and more productive spaces.
Our expertise addresses the entire life cycle of a building - from its design and planning, through construction, occupation, management, refurbishment and sale. Our professionals offer advice on how sustainability considerations can be embedded at each of these stages to maximize value for our clients. Our property and asset management professionals, for example, embed sustainability criteria into our supply chain via contractor selection and the monitoring of sustainability performance against KPIs. We also support our clients’ data management and reporting requirements whether it be for frameworks such as 'GRESB', 'WELL' and 'LEED' or waste, water and utility information.
Our commitment to technological innovation extends to our sustainability service offering. We have developed a number of in-house technology platforms to help us deliver our clients’ sustainability objectives. For example, our Portfolio Energy and Environment Reporting System (PEERS) and the Energy and Sustainability Platform (ESP) reflect our commitment to investing in digital, data and information management platforms. By deploying flexible digital solutions, we are able to measure, manage and improve environmental impacts for the nearly 200,000 buildings included on these platforms.
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

"Thinking Beyond" our value creation model summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources - or inputs - we need to do business. We use these resources in the context of our mission and vision to deliver services - or outputs - for our clients through the business activities we manage.

“Thinking Beyond”

The Value Creation Model

Inputs

- Financial resources
- Client relationships and connectivity
- Skilled and diverse people
- Intelligence, brand and IT
- Buildings and infrastructure

Mission and Vision

STRATEGY
Clients
People
Digital
Values
Brand
Growth
ERM
GOVERNANCE

Client: Relationship Management and Trust

People: High Engagement and Innovation

Digital: Technology and Research

Values: Sustainability and Ethics

Brand: Reputation

Growth: Global Business Model with Local Market Knowledge

Output

How we deliver our service

- Leasing
- Capital Markets
- Property Facility Management
- Project Management and Development
- Advisory and Consulting
- Investment Management

External environment

- Market, political and social stability
- Stable natural environment

Desired outcomes

- Consistent and high shareholder return
- Long-term client relationships
- Talented employees
- Enhanced intelligence, brand and IT
- New and improved real estate
- Increased employment, education and wealth distribution
- Conserving the depleting natural environment

We apply our business model to the resources and capitals we employ to provide services. We provide these services through our own employees and, where necessary or appropriate in the case of property and facility management and project and development services, through the management of third-party contractors. The revenue and profits we earn from those efforts are allocated among further investments in our business, employee compensation and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our shareholders, clients, employees and the global community of which JLL is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally and create wealth for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

COMPETITION
We operate across a wide variety of highly competitive business lines within the commercial real estate industry globally. Our significant growth over the last decade, and our ability to take advantage of the substantial consolidation which has taken place in our industry, have made us one of the largest commercial real estate services and investment management providers on a global basis.
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
DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
We deliver exceptional strategic, fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide through an integrated wholly-owned global platform. These characteristics among others distinguish us from our competitors, drive service excellence and customer loyalty, and demonstrate our commitment to a sustainable future. While we face formidable competition in individual markets, the following are key attributes differentiating JLL for clients seeking real estate and investment management services across the globe.

•	Our focus on client relationship management to provide superior client service on a highly coordinated basis

•	Our globally-integrated business model with local market knowledge, including a highly diverse set of service offerings, enabling our ability to deliver expertise wherever our clients need it

•	Leadership in leveraging technology to enhance the services we provide our clients and the way we operate

•	The strength of our brand, including our reputation as an ethical organization

•	The strength of our financial position

•	Our sustainability leadership, with a sustainability strategy that addresses long-term financial, environmental, and social risks and opportunities for ourselves and our clients

•	The quality and worldwide reach of our industry-leading research function, enhanced by digital applications and our ability to synthesize complex information into practical advice for clients

•	Our employee engagement as well as our employee value proposition - Achieve your ambitions - which articulates what differentiates JLL as an employer

•	The quality of our internal governance and enterprise risk management, which clients can rely on over the long term
The following is a detailed discussion of these distinguishing attributes and competitive differentiators.
Client Relationship Management. Our clients are the center of our business model, and we enable superior service delivery through ongoing investments in the people, processes and tools that support client relationship management. As an example, CapForce, our sophisticated CRM tool, links all our capital markets business lines and activities around the world. Our goal is to provide each client with a single point of contact, an individual responsive to and accountable for all the activities we undertake for the client. We achieve superior client service through best practices in client relationship management, seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence. We also invest in developing the highest caliber talent dedicated to managing our client relationships through an employee compensation and evaluation system aligned with our global career framework and designed to reward client relationship building, teamwork and quality performance.
Our client-driven focus enables us to develop, sustain and grow long-term client relationships that generate repeat business and create recurring revenue sources. In many cases, we establish strategic alliances with clients whose ongoing service needs align with our ability to deliver fully integrated real estate services across multiple business units and locations.

Globally-Integrated Business Model. Through the combination of a wide range of high-quality, complementary services and their delivery at consistently high service levels globally, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. With operations spanning the globe, we have in-depth knowledge of local and regional markets and can provide the full life cycle of real estate services around the world. This geographic coverage, combined with the ability and connectivity of our people, positions us to serve the needs of our multinational clients and manage the flow of investment capital on a global basis. This model enables cross-selling potential across geographies and service lines that will continue to develop new revenue sources and growth.
Technology Leadership. Our globally-coordinated investments in research, technology, data science and analytics, people, quality control and innovation, provide a foundation for us to develop, share and continually evaluate best practices across our global organization. In 2018, we launched our new global people information system across the globe. In 2019, we finished the implementation of the upgrade to our digitally integrated finance system. We have been acquiring and/or developing technology-enabled expertise, products and services to better serve our employees and clients.
We will continue to develop and deploy technology as well as online and social media applications to support our marketing and client development activities and to make our products and services increasingly accessible.
Brand. The combined strength of our JLL and LaSalle brands represents a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join our global brand. Large corporations, institutional investors and occupiers of real estate recognize our ability to create value reliably in changing market conditions, based on (i) evidence provided by brand perception surveys we have commissioned, (ii) extensive coverage we receive in top-tier business publications, (iii) awards we receive in real estate, sustainability, innovation, data/technology and ethics, as well as (iv) our significant, long-standing client relationships. Our reputation derives from our deep industry knowledge, excellence in service delivery, integrity and our global provision of high-quality, professional real estate and investment management services.
We believe in uncompromising integrity and the highest ethical conduct, where our Board of Directors and senior management lead by example. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for JLL.
The JLL name is our primary trading name; Jones Lang LaSalle remains our legal name. Using the shorter JLL name facilitates its adaptation to different communication styles in different countries, languages and channels and especially to the use of digital and online channels for marketing and communications.
Financial Strength. Our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing overall volatility in operating a real estate services business. This further differentiates JLL from firms with more limited service offerings or that are only local/regional and must rely on fewer markets or services.
Confidence in the financial strength of long-term service providers is important to our clients, who require financial strength when they select real estate service providers. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that support investment-grade financial ratings. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2019 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
We have ample capacity to fund our business. Our primary source of credit liquidity is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2019 had a maximum borrowing capacity of $2.75 billion and a maturity date in May 2023.
Sustainability Leadership. With our global sustainability strategy - Building a Better Tomorrow - we are committed to new ways of partnering with our stakeholders to achieve shared ambitions for a sustainable future. As we noted earlier, the built environment is estimated to account for more than 40 percent of global energy consumption and approximately one-third of the world's carbon emissions according to International Energy Agency's 2019 report Energy Efficiency. Our vision is to make JLL a world-leading, sustainable professional services firm by creating spaces, buildings and cities where everyone can thrive. The world’s financial, social and environmental challenges demand a bolder response from businesses around the globe.

From serving our clients and engaging our people, to respecting natural resources in our workplaces and building community relationships, we are focused on what is good for both business and a sustainable future. This progressive approach increases value for all our stakeholders and leads to responsible investment decisions as well as healthier, safer and more engaged people. We are Building a Better Tomorrow everywhere we can.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With nearly 580 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics and market dynamics of commercial real estate. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We continue to devise and invest in new approaches through data science techniques and other technology to make our research, services and property offerings more readily available to our people and clients.
We believe our investments in research, technology, data science and analytics, people and thought leadership position JLL as a leading innovator in our industry. Our research initiatives investigate emerging trends to help us anticipate future conditions and shape new services to benefit our clients, which in turn help us secure and maintain profitable long-term relationships with the clients we target: the world's leading real estate owners, occupiers, investors and developers.
Employee Engagement. Based on input from our employees about our culture and what makes us stand out as an employer, we developed the employee value proposition - Achieve your ambitions - a shared framework to inspire talent to join us, engage our employees and celebrate the values and culture of JLL around the world. An integral part of our brand, it is our promise to our people - employees and candidates alike - and centers on five unique pillars, depicted in the following graphic.
Our goal-setting framework uses three categories of goals (clients, growth and people) that align our people’s efforts with enterprise-wide strategy throughout all levels of the organization and build focus and attention on our priorities. Ongoing employee feedback is important to the continued improvement of our organization and to harness this valuable feedback, we complete an employee survey three times each year.
Governance and Enterprise Risk Management. The Chairman of our Board of Directors is an independent Director and is separate from our CEO, who also serves as a Director. This structure together with our transparent senior management promotes an environment of best practices in corporate governance and controls. We believe these attributes allow us to infuse a culture of internal communication and connectivity throughout the organization.
Successful management of any organization's enterprise risks is critical to its long-term viability. We seek to promote, operate and continually improve a globally-integrated enterprise risk management model that optimizes our overall risk/reward profile through the coordinated and sophisticated interaction of business and corporate staff functions.

Awards. We won numerous awards and recognitions through January 2020 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:

•	A member of the Dow Jones Sustainability Index North America, for the fourth consecutive year

•	One of the World's Most Ethical Companies by the Ethisphere Institute, for the 12th consecutive year

•	An America's most JUST company on the Forbes' "JUST 100" list, for the fourth consecutive year

•	One of the World's Most Admired Companies by Fortune Magazine, for the third consecutive year

•	One of Working Mother's 100 Best Companies, for the third consecutive year

•	One of the Top 70 Companies for Executive Women by the National Association for Female Executives, for the fourth consecutive year

•
To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, with a perfect score, for the sixth consecutive year

•	One of the Global Outsourcing 100 by the International Association of Outsourcing Professionals, for the eleventh consecutive year

•	An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, for the eighth consecutive year
INTEGRATED REPORTING
As a part of the Business Network and Framework Panel of the International Integrated Reporting Council ("IIRC"), we support the general principles designed to promote communications and integrated thinking about how an organization's strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term.
Components of Our Integrated Report. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Global Sustainability Report, available on our website. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Transparency Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Business Ethics and our Vendor Code of Conduct. Our Corporate Facts document is intended to provide an overall summary of the information we believe will be of primary interest to our different stakeholders.
Responsibility for Integrated Reporting. Our Finance and Legal functions are primarily responsible for the integrity of our integrated reporting efforts, collaborating in the preparation and presentation of this report and engaging our organization's leadership.
SEASONALITY
A large portion of our revenue is seasonal, which investors should keep in mind when comparing our financial condition and results of operations from quarter to quarter. Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year-end and the fact certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses, each of which is inherently unpredictable. We generally recognize such performance fees and realized co-investment equity earnings or losses when assets are sold, the timing of which is geared toward the benefit of our clients. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.

EMPLOYEES
The following table reflects our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2019	December 31, 2018
Professional non-reimbursable employees	51.6	47.8
Directly reimbursable employees	41.8	42.2
Total employees	93.4	90.0
Directly reimbursable employees have costs which are fully reimbursed by clients, primarily in our Corporate Solutions business. Specifically, reimbursable employees include our property and IFM professionals as well as our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 2,800 property maintenance employees in the United States, 80% of whom are reimbursable. As of both December 31, 2019, and 2018, approximately 70% of our employees were based in countries other than the United States.
INTELLECTUAL PROPERTY
We regard our technology and other intellectual property, including our brands, as a critical part of our business.
We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in foreign countries. We hold the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" trademarks and the related logos, which we expect to continue to renew, as necessary, to conduct the material aspects of our business globally. We own the rights to use the ".jll" and ".lasalle" top level domain names.
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Our LaSalle and LaSalle Investment Management marks will expire in 2026.
In addition to our trademarks and trade names, we also have proprietary technologies for the provision of complex services and analysis. We also have a number of pending patent applications in the U.S. to further enable us to provide high levels of client service and operational excellence. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.
CORPORATE GOVERNANCE; CODE OF BUSINESS ETHICS; CORPORATE SUSTAINABILITY AND RELATED MATTERS
We are committed to the values of effective corporate governance, operating our business to the highest ethical standards and conducting ourselves in an environmentally and socially responsible manner. We believe these values promote the best long-term performance of JLL for the benefit of our shareholders, clients, staff and other constituencies.
Corporate Governance. We believe our policies and practices reflect corporate governance initiatives that comply with the listing requirements of the NYSE, the corporate governance requirements of the Sarbanes‑Oxley Act of 2002, U.S. Securities and Exchange Commission ("SEC") regulations, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the General Corporation Law of the State of Maryland, where we are incorporated.

Our Board of Directors ("the Board") regularly reviews corporate governance developments and modifies our Bylaws, Guidelines and Committee Charters accordingly. As a result, we have adopted the following corporate governance policies and approaches considered to be best practices in corporate governance.

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
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of JLL and the members of our Board. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. As previously noted, we were named to Ethisphere Institute’s list of the World's Most Ethical Companies for the twelfth consecutive time in 2019. We also were recertified under the Ethics Inside program by the Ethisphere Institute.
We support the principles of the United Nations Global Compact, the United Nations Principles of Responsible Investing and, given our clients include a number of the major companies within the electronic industry, the Electronic Industry Code of Conduct. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.
Vendor Code of Conduct. We expect each of our vendors, meaning any firm or individual providing a product or service to us, or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the JLL Vendor Code of Conduct, which we publish in multiple languages on our website. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain. This includes developing means to efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers we engage both for our own company and on behalf of clients.
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
We also work to foster an environment which values the richness of our differences and reflects the diverse world in which we live and work. By cultivating a dynamic mix of people and ideas, we enrich our performance, the communities in which we operate, and the lives of our employees. We seek to recruit a diverse workforce, develop and promote exceptional talent from diverse backgrounds, and embrace the varied experiences of all our employees.

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
COMPANY WEBSITE AND AVAILABLE INFORMATION
JLL's website address is www.us.jll.com. We use our website as a channel of distribution for company, financial and other information. Our website also includes information about our corporate governance. We intend to post on our website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board or any of the executive officers named in our proxy statement.
On the Investor Relations page on our website, we make available our Annual Report on Form 10-K, our Proxy Statement on Schedule14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains www.sec.gov, containing annual, quarterly and current reports, proxy statements and other information we file electronically with the SEC.
We will also make the following materials available in print to any shareholder who requests them in writing from our Corporate Secretary at the address of our principal executive office set forth on the cover page.

Code of Business Ethics	Vendor Code of Conduct	Corporate Facts	Global Sustainability Report
Transparency Report	Business Continuity	Modern Slavery Statement	Health & Safety Report

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following risks that based upon current knowledge, information and assumptions could materially adversely affect our business, financial condition and results of operations. Some of these risks and uncertainties could affect particular service lines or geographies, while others could affect all of our businesses. Although each risk is discussed separately, many are interrelated.
These risk factors do not identify all risks we face; our operations could also be affected by factors not presently known to us or that we currently consider to be not significant to our operations. Our business is also subject to general risks and uncertainties which broadly affect all companies.
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
One of the challenges of a global business such as ours is to determine in a sophisticated manner the critical enterprise risks that exist or may newly develop over time as our business evolves. We must then determine how best to employ reasonably available resources to prevent, mitigate and/or minimize those risks we identify as having the greatest potential to cause significant damage from an operational, financial, or reputational standpoint.
Starting in 2018, we have made enhancements to our enterprise risk management ("ERM") methodology across the globe. These enhancements were designed to (i) improve and align our understanding, as well as enhance our public disclosure, of the most material risks facing us, (ii) improve decision making in governance, strategy, objective setting and day-to-day operations, (iii) decide the actions necessary to mitigate any significant risks with the potential to cause financial or reputational harm to us, and (iv) assign priorities and ownership for purposes of executing those actions. Using this updated methodology, the top risks were communicated to the GEB, the Audit Committee and the rest of our Board of Directors. Our Board and its Committees take active roles in overseeing management's identification, disclosure and mitigation of enterprise risks. Our ongoing ERM efforts have significantly shaped the following risk factors and their discussion.
Categorization of Enterprise Risks. This section reflects our current views, as of the issuance of this report, concerning the most significant risks we believe our business faces, both in the short and long term. We do not, however, purport to include every possible risk from which we might sustain a loss. For purposes of the following analysis and discussion, we generally group the risks we face according to four principal categories:

•	Operational Risk Factors

•	Strategic Risk Factors

•	Legal and Compliance Risk Factors

•	Financial Risk Factors
We could appropriately place some of the risks we identify in more than one category, but we have chosen the one category we view as primary. We do not present the risks below in their order of significance, the relative likelihood we will experience a loss, or the magnitude of any such loss. Certain of these risks also may give rise to business opportunities for us, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.
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

The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us. As such, any negative media, allegations or litigation against us, irrespective of the final outcome, could potentially harm our professional reputation and damage our business. We are also subject to misappropriation of one of the names or trademarks we own by third parties that do not have the right to use them so they can benefit from the goodwill we have built up in our intellectual property; further, our efforts to police usage of our intellectual property may not be successful in all situations.
COMPETITION FOR TALENT WORLD-WIDE; SUCCESSION OF KEY LEADERS.
We depend, in large part, on the members of our senior management team who possess extensive knowledge and a deep understanding of our business and strategy, as well as the colleagues who are critical to developing and retaining client relationships. Our business depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. If we are unable to attract and retain qualified personnel, or to successfully plan for succession of employees holding key management positions, our business and operating results could suffer. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks and transparency of employment information. There is also the risk of losing top producers who provide a material margin contribution. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. There may also be an increase in recruitment and compensation costs. We and our competitors use equity incentives and bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent we have in the past.
The challenge to find and retain sufficiently trained staff is world-wide, including within emerging markets, and as a result, increases the risk of performance for clients. In particular, in successful emerging markets such as India and China, attrition by highly informed and mobile staff is a challenge for all companies. Labor costs are rising in emerging economies and are expected to increase further. Corporate payrolls are likely to increase as greater competition for labor and social pressure to raise salaries in line with productivity growth cause even greater wage inflation. It is increasingly challenging to predict regional and national labor policies, as well as regulations. The potential indirect implications of these changes are difficult to assess.
THIRD PARTY SPEND MANAGEMENT AND HEALTH AND SAFETY RISK.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and support functions. We have instituted a Vendor Code of Conduct, which is published in multiple languages on our website, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with our Vendor Code. In addition, we leverage technology at an increasing rate to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or appropriate oversight cannot be provided, we could be exposed to increased operational, regulatory, financial or reputational risks. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.

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
TECHNOLOGY AND INFORMATION SYSTEMS; MANAGEMENT OF DATA.
Our business is highly dependent on our ability to collect, use, store and manage organizational and client data. If any of our information and data management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, or problems with the internet, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of cyber attack, or our inability to occupy one or more of our office locations. As we outsource significant portions of our information technology functions to third-party providers, such as cloud computing, we bear the risk of having somewhat less direct control over the manner and quality of performance.
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
We have experienced various types of cyber attack incidents, which to date have been contained and have not been material to the organization as a whole. As the result of such incidents, we have continued to implement new controls, governance, technical protections and other procedures. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and cause material harm to our business and financial results if we fall victim to other successful cyber attacks.
The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain fluid for the foreseeable future. We collect personally identifiable information ("PII") and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in 2020, with one of the most significant being the California Consumer Privacy Act on January 1, 2020. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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
In certain cases, we are subject to fiduciary obligations to our clients, which may result in a higher level of legal obligation compared to basic contractual obligations. These relate to, among other matters, the decisions we make on behalf of a client with respect to managing assets on its behalf or purchasing products or services from third parties or other divisions within our Company. Our services may involve handling substantial amounts of client funds in connection with managing their properties or complicated and high-profile transactions. We face legal and reputational risks in the event we do not perform, or are perceived to have not performed, under those contracts or in accordance with those obligations, or in the event we are negligent in the handling of client funds or in the way in which we have delivered our professional services. The increased potential for the fraudulent diversion of funds from a "hacking" or "phishing" attack exacerbates these risks.
The precautions we take to prevent these types of occurrences, which represent a significant commitment of corporate resources, may nevertheless be ineffective in certain cases. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on profit margins.
If we perform services for clients beyond, or different from, what were originally contemplated in the governing contracts (known as "scope creep"), we may not be fully reimbursed for the services provided, realize our full compensation potential or our potential liability in the case of a negligence claim may not have been as limited as it normally would have been or may be unclear.

ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. We may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls, and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2019. Our management concluded our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm.
CORPORATE CONFLICTS OF INTEREST.
All providers of professional services to clients, including our Company, must manage potential conflicts of interest. This occurs principally where the primary duty of loyalty we owe to one client may potentially be weakened or compromised by a relationship we also maintain with another client or third party. Corporate conflicts of interest arise in the context of the services we provide as a company to our different clients. Personal conflicts of interest on the part of our employees are separately considered as issues within the context of our Code of Business Ethics. Our failure or inability to identify, disclose and resolve potential conflicts of interest in a significant situation could have a material adverse effect. In addition, it is possible that in some jurisdictions, regulations could be changed to limit our ability to act for certain parties where potential conflicts may exist even with informed consent, which could limit our market share in those markets. There can be no assurance potential conflicts of interest will not adversely affect us.
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
DISRUPTIVE TECHNOLOGIES, INNOVATION AND COMPETITION.
Mobile technologies and online collaboration tools are transforming how business gets done. Information technology has entered a “big data” era. The evolution of digital and information technology presents significant challenges for businesses and societies, which must find ways to capture the benefits of new technologies while dealing with the new threats those technologies present. Within the real estate services industry, managing big data is a critical competitive differentiator and we risk being surpassed if our peers leverage big data more effectively.

ABILITY TO PROTECT INTELLECTUAL PROPERTY; INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, domain names, client lists and information, business methods and technology innovations, and platforms we may create or acquire. Existing laws of some countries in which we provide or intend to provide services, or the extent to which their laws are actually enforced, may offer only limited protections of our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements, and on patent, copyright and trademark laws to protect our intellectual property rights. In particular, we hold various trademarks and trade names, including our principal trade names, "JLL" and "LaSalle." If either of our registered trade names were to expire or terminate, our competitive position in certain markets could be materially and adversely affected. Our inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.
We cannot be sure the intellectual property we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties. Although, in order to mitigate the risk, we do obtain from the licensors representations and warranties, as well as indemnities, which they do not infringe. We may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS.
The success of our business is significantly related to general economic conditions. Further, our business and financial conditions correlate strongly to local, national and regional economic and political conditions or, at least, the perceptions of and confidence in those conditions.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. Since then, many of our markets have been affected generally by various economic uncertainties, among them: continued significant volatility in oil and commodity prices; the developing effects of climate change and severe weather; and the continued uncertainty on the direction of global tax policy.
In this environment, we have continued to grow our business largely by gaining market share and as the result of targeted acquisitions. It is inherently difficult for us to predict how these types of significant global forces will affect our business in the future and whether we will continue to be able to generate revenue growth to the same extent as we have in the past.
Negative economic conditions and declines in demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our performance as a result of the following factors:

•	Decline in acquisition and disposition activity

•	Decline in real estate values and performance, leasing activity and rental rates

•	Decline in value of real estate securities

•	Cyclicality in the real estate markets; lag in recovery relative to broader markets

•	Effect of changes in non-real estate markets
POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES; HEALTH EPIDEMICS.
Global events could affect our business. These include the possibility of protectionist economic policies of the United States or foreign governments, the escalation of terrorist attacks and their increasing unpredictability, health epidemics, changing immigration policies of the United States or foreign governments and the increasing globalization of our multinational clients, which creates pressure to further expand our own geographical reach into less developed countries.

We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, within the past few years, certain emerging as well as mature countries in which we operate have experienced serious political and economic instability that will likely continue to arise from time to time. In recent years there have been significant political changes in several countries where we have significant operations, resulting in changes to financial, tax, tariffs, healthcare, governance, immigration and other laws that may directly affect our business and continue to evolve.
The withdrawal of the United Kingdom from the European Union on January 31, 2020 and the impact of the 2020 transition period as well as other aspects of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) new or modified trading arrangements between the United Kingdom and other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception any of these developments are likely to occur, could significantly affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.
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
Many of our competitors are local or regional firms. Although they may be substantially smaller in overall size than we are, they may be larger than we are in a specific local or regional market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients products that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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

Our industry has continued to consolidate, and there is an inherent risk competitive firms may be more successful than we are at growing through merger and acquisition activity. While we have successfully grown organically and through a series of acquisitions, sourcing and completing acquisitions are complex and sensitive activities. Considering the continuing need to provide clients with more comprehensive services on a more productive and cost-efficient basis, we expect acquisition opportunities to continue to emerge. However, there is no assurance we will be able to continue our acquisition activity in the future at the same pace as we have in the past, particularly as we weigh acquisition opportunities against other potential uses of capital for technology and other investments in systems and human resources, as well as returning capital to shareholders.
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
THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.
Within our Real Estate Services business, our revenue and profits have historically grown progressively by quarter throughout the year mostly due to completing or documenting transactions by fiscal year-end and the fact that certain of our expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses, each of which can be particularly unpredictable.
The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to budget, and to adjust to changes in expectations. In addition, negative economic or other conditions that arise at a time when they impact performance in the fourth quarter, such as the particular timing of when larger transactions close or changes in the value of the U.S. dollar against other currencies occur, may have a more pronounced impact than if they occurred earlier in the year. To the extent we are not able to identify and adjust for changes in expectations, or we are confronted with negative conditions that disproportionately impact the fourth quarter of a calendar year, we could experience a material adverse effect on our financial performance.
Growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services has, to an extent, lessened the seasonality in our revenue and profits during the past few years. However, we believe some level of seasonality will always be inherent to our industry and outside of our control, as was the case in 2019.
RISKS INHERENT IN MAKING ACQUISITIONS AND ENTERING INTO JOINT VENTURES.
Historically, a significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part on the continued availability of suitable acquisitions at favorable prices and with advantageous terms and conditions, which may not be available to us.
Acquisitions subject us to several significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company such as: diversion of management attention, failure to identify certain liabilities and issues during the due diligence process, and the inability to retain personnel and clients of the acquired business. Since 2017, we intentionally reduced the pace of acquisitions to focus on the continued integration of companies we previously acquired. Notwithstanding that recent direction, we continue to look for outstanding acquisition opportunities, and on July 1, 2019 we completed the largest acquisition in our history by acquiring HFF, Inc.

To a much lesser degree, we have occasionally entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners, given each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Accordingly, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interests, it could harm our brand, business, results of operations and financial condition.
CO-INVESTMENT, INVESTMENT AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2019, we have unfunded commitment obligations of up to $314.7 million to fund future co-investments. To remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate as part of their strategy. Investing in any of these types of situations exposes us to several risks.
Investing in real estate for the above reasons poses the following risks:

•
We may lose some or all the capital we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets declined as the result of the significant tightening of credit markets and the effects of recessionary economies and significant unemployment. We had no notable impairment activity during the three years ended December 31, 2019. In contrast, as real estate investments benefited from favorable interest rate environments globally, and with continuing recovery in many of our markets, we recognized equity earnings, primarily from our co-investments, of $36.3 million, $32.8 million and $44.4 million for the years ended December 31, 2019, 2018, and 2017, respectively

•
We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash upon the disposition of investments, the timing of which is geared toward the benefit of our clients

•
We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible this limited exposure may be expanded in the future based on, among other things, changes in applicable laws. To the extent this occurs, our liability could exceed the amount we have invested

•	We make co-investments in real estate in many countries, and this presents tax, political/legislative, currency, and other risks as described elsewhere in this Item.
In certain situations, although they have been relatively limited historically, we raise funds from outside investors where we are the sponsor of real estate investments, developments, or projects. To the extent we return less than the investors' original investments because the investments, developments, or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors can invest, such as the investment funds sponsored by LaSalle, may increase this risk.

Legal and Compliance Risk Factors
Legal and compliance risk relates to risks arising from the government and regulatory environment and action, and legal proceedings and compliance with integrity policies and procedures. Government and regulatory risks include the risk that government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.
BURDEN OF COMPLYING WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS.
We face a broad range of legal and regulatory environments in the countries in which we do business. Coordinating our activities to deal with these requirements presents significant challenges.
Changes in legal and regulatory requirements can impact our ability to engage in business in certain jurisdictions or increase the cost of doing so. The legal requirements of U.S. statutes may also conflict with local legal requirements in a particular country. Avoiding regulatory pitfalls as a result of conflicting laws will continue to be a key focus as non-U.S. statutory law and court decisions create more ambiguity. The jurisdictional reach of laws may be unclear as well, such as when laws in one country purport to regulate the behavior of our subsidiaries or affiliates operating in another country.
Identifying the regulations with which we must comply and then complying with them is complex. We may not be successful in complying with regulations in all situations, as a result of which we could be subject to regulatory actions and fines for non-compliance. We are also seeing increasing levels of labor regulation in emerging markets, such as China, which affect many of our businesses.
Our global operations must comply with all applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage. Such prohibitions exist regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on our reputation, business and results of operations and financial condition.
U.S. laws and regulations govern the provision of products and services to, and of other trade-related activities involving, certain targeted countries and parties. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries subject to embargoes and sanctions, or to countries designated as state sponsors of terrorism, such as Iran. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" maintained by OFAC.
Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which, in turn, could negatively affect our business.
LICENSING AND REGULATORY REQUIREMENTS.
The brokerage of real estate sales and leasing transactions; multifamily real estate lending; servicing and asset management; property management; construction; mobile engineering; conducting valuations; trading in securities for clients; and the operation of the investment advisory business, among other business lines, may require us to maintain licenses in various jurisdictions in which we operate and to comply with particular regulations. We believe licensing requirements, including protectionist policies which favor local firms over foreign firms, have generally been increasing in recent years. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines, return commissions or investment capital from investors or may have a given license suspended or revoked. Our acquisition activity increases these risks, because we must successfully transfer licenses of acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions, the number of countries in which we operate or invest, and the areas we offer services have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing regimes and the possible loss resulting from noncompliance, have increased.

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
To fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2019, we had $2,425.0 million of committed loan funding available through commercial banks. Consistent with industry practice, our existing warehouse facilities are short-term, requiring annual renewal. Although we believe our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.
The regulatory environment facing the investment management industry has also grown significantly more complex in recent years. Countries are expanding the criteria requiring registration of investment advisors and funds, whether based in their country or not, and expanding the rules applicable to those that are registered, all to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory businesses and can conflict with those of their home countries. Although we believe we have good processes, policies and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility violations may occur.
These risks also apply separately to the LaSalle-managed real estate investment trust we launched during 2012. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company, albeit not one separately listed on a stock exchange.
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
As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various due diligence, disclosure, standard-of-care, anti-money laundering and other obligations in the jurisdictions in which we operate. Failure to fulfill these obligations could subject us to litigation from parties who purchased, sold, or leased properties we brokered or managed, or who invested in our funds. We could become subject to claims by participants in real estate sales or other services claiming we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests.
POTENTIALLY ADVERSE TAX CONSEQUENCES; CHANGES IN TAX LEGISLATION, REGULATION AND TAX RATES.
We face a variety of risks of increased future taxation on our earnings as a corporate taxpayer in the countries in which we have operations. Moving funds between countries can produce adverse tax consequences. In addition, as our operations are global, we face challenges in effectively gaining a tax benefit for costs incurred in one country that benefit our operations in other countries.
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. In December 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act included new limitations on business-related deductions and could increase the taxation of foreign earnings in the U.S., which could increase our future tax expense.

In addition, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the Base Erosion and Profit Shifting project of the Organization for Economic Co-operation and Development, the European Union Anti-Tax Avoidance Directives, and legislation inspired or required by those initiatives. It is also possible that some governments will make significant changes to their tax policies in response to factors such as budgetary needs, feedback from the business community and the public view on applicable tax planning activities. Further, interpretations of existing tax law in various countries may change due to the regulatory and examination policies of the tax authorities and the decisions of courts.
We face such risks both in our own business and in the investment funds LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business.
ENVIRONMENTAL LIABILITIES AND REGULATIONS; CLIMATE CHANGE RISKS; AND AIR QUALITY RISKS.
Our operations are affected by federal, state and/or local environmental laws in the countries in which we operate, and we may face liability with respect to environmental issues occurring at properties we manage or occupy, or in which we invest. We may face costs or liabilities under these laws as a result of our role as an on-site property manager or a manager of construction projects. Our risks for such liabilities may increase as we expand our services to include more industrial and/or manufacturing facilities than has been the case in the past, or with respect to our co-investments in real estate as discussed above. Within our own operations, we face additional costs from rising energy costs which make it more expensive to power our corporate offices.
The impact of climate change presents a significant risk. Damage to assets caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. We also anticipate the potential effects of climate change will increasingly impact our own operations and those of client properties we manage, especially when they are in coastal cities.
We anticipate the potential effects of climate change will increasingly impact the decisions and analysis LaSalle makes with respect to the properties it considers for acquisition on behalf of clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work JLL does for clients to the extent it is relevant to the decisions our clients are seeking to make.
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
Declining air quality in major cities may have consequences for our business in various ways, including the need to respond to new regulations that affect the management of buildings, declines in the desire of investors or corporates to invest in or occupy properties in such cities, and our ability to retain staff in locations that may be relatively undesirable as places to live.

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
DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.
We are currently assigned corporate credit ratings from Moody's and S&P based on their evaluation of our creditworthiness. As of the date of this filing, our debt ratings remain investment grade, but there can be no assurance we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest on certain of our senior notes. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
VOLATILITY IN TRANSACTIONAL-BASED REVENUE.
LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity gains (losses) that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable and relates to client needs, the market and other dynamics in effect at the time.
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
CURRENCY RESTRICTIONS AND EXCHANGE RATE FLUCTUATIONS.
We produce positive cash flows in various countries and currencies that can be most effectively used to fund operations in other countries or to repay our indebtedness, which is currently primarily denominated in U.S. dollars and euros. We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds earned in certain jurisdictions.
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated notably in recent years. Our revenue from outside of the United States approximated 44% and 48% of our total revenue for 2019 and 2018, respectively. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
We are authorized to use currency-hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. There can be no assurance hedging will be economically effective. We do not use hedging instruments for speculative purposes.
As currency forward and option contracts are generally conducted off-exchange or over-the-counter ("OTC"), many of the safeguards accorded to participants on organized exchanges, such as the performance guarantee of an exchange clearing house, are generally unavailable in connection with OTC transactions. In addition, there can be no guarantee the counterparty will fulfill its obligations under the contractual agreement, especially in the event of a bankruptcy or insolvency of the counterparty, which would effectively leave us unhedged.

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
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 339 corporate offices worldwide located in most major cities and metropolitan areas as follows: 189 offices in 9 countries in the Americas (including 170 in the United States), 80 offices in 26 countries in EMEA, and 70 offices in 16 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property and facility management offices are generally located within properties we manage and are provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 13, 2020, there were 500 shareholders of record of our common stock and more than 74,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Dividends
On December 13, 2019, we paid a semi-annual dividend of $0.43 per share of our common stock to holders of record at the close of business on November 15, 2019. We also paid a cash dividend of $0.43 per share of its common stock on June 14, 2019, to holders of record at the close of business on May 17, 2019. Dividend-equivalents in the same amounts were also paid simultaneously on eligible outstanding but unvested restricted stock units.
We paid our first cash dividend in October 14, 2005, and have paid semi-annual dividends each year since 2006. There can be no assurance future dividends will be declared since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by our Board of Directors.
Share Repurchases
We have made no share repurchases under our share repurchase program in 2019 or 2018.
Transfer Agent
Computershare
P.O. Box 505000
Louisville, KY 40233
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company, traded in the U.S., and 4) Savills Plc. (SVS.L), a real estate services company traded on the London Stock Exchange. With the exception of Cushman & Wakefield, the following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2014. For Cushman & Wakefield, the $100 is assumed to be invested on August 2, 2018, the date of their initial public offering.

	December 31,
	2014	2015	2016	2017	2018	2019
JLL	$100	$107	$68	$101	$86	$119
S&P 500	100	99	109	130	122	157
Peer Group	100	109	97	137	124	178

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
The following table sets forth our summary historical consolidated financial data. The information should be read in conjunction with Item 8. Financial Statements and Supplemental Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
($ in millions, except share and per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue (1)	$17,983.2	16,318.4	14,453.2	12,991.2	5,965.7

Operating income	715.4	706.9	545.9	455.7	529.8
Interest expense, net of interest income	56.4	51.1	56.2	45.3	28.1
Equity earnings	36.3	32.8	44.4	33.8	77.4
Other income	2.3	17.4	1.7	19.5	—
Income before provision for income taxes and noncontrolling interest	697.6	706.0	535.8	463.7	579.1
Provision for income taxes	159.7	214.3	256.3	117.8	132.8
Net income	537.9	491.7	279.5	345.9	446.3
Net income attributable to noncontrolling interest	2.6	7.2	3.1	16.2	7.6
Net income attributable to the Company	535.3	484.5	276.4	329.7	438.7
Dividends on unvested common stock, net of tax	0.9	0.4	0.4	0.4	0.3
Net income attributable to common shareholders	$534.4	484.1	276.0	329.3	438.4

Basic earnings per common share before dividends on unvested common stock	$10.99	10.65	6.10	7.30	9.76
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per common share	$10.98	10.64	6.09	7.29	9.75
Basic weighted average shares outstanding (in 000's)	48,647	45,517	45,316	45,154	44,940

Diluted earnings per common share dividends on unvested common stock	$10.88	10.55	6.04	7.24	9.66
Dividends on unvested common stock, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per common share	$10.87	10.54	6.03	7.23	9.65
Diluted weighted average shares outstanding (in 000's)	49,154	45,931	45,758	45,528	45,415

Cash dividends declared per common share	$0.86	0.82	0.72	0.64	0.56

	As of and for the Year Ended December 31,
($ in millions, except ratios and Assets under management)	2019	2018	2017	2016	2015
Other Data:
EBITDA (2)	$952.9	935.6	755.7	634.2	707.4

Cash flows provided by (used in):
Operating activities	$483.8	604.1	798.7	222.6	375.8
Investing activities	(1,049.7)	(280.4)	(170.8)	(805.5)	(584.6)
Financing activities	584.6	(141.3)	(623.5)	636.4	191.6

Assets under management (in billions) (3)	$67.6	60.5	58.1	60.1	56.4
Total square feet under management	5,060	4,633	4,555	4,402	3,994

Balance Sheet Data:
Cash and cash equivalents	$451.9	480.9	268.0	258.5	216.6
Total assets	13,672.6	10,025.5	9,254.4	8,629.9	6,187.1
Total debt (4)	1,297.4	688.3	752.7	1,267.6	561.1
Deferred business acquisition obligations (5)	50.1	62.3	81.9	102.4	97.6
Total liabilities	8,459.3	6,291.0	5,872.4	5,734.7	3,457.7
Total Company shareholders' equity	5,118.1	3,691.5	3,340.1	2,863.5	2,688.8
(1) Effective January 1, 2018 revenue has been accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers. While revenue in 2017 and 2016 has been re-stated in accordance with the new accounting guidance to align with re-stated periods on our Consolidated Statements of Comprehensive income, re-statement of 2015 was not required.
(2) We define EBITDA attributable to common shareholders ("EBITDA") as Net income attributable to common shareholders before (i) Interest expense, net of interest income, (ii) Provision for income taxes, and (iii) Depreciation and amortization. Although EBITDA is a non-GAAP financial measure, it is used extensively by management in normal business operations to develop budgets and forecasts as well as measure and reward performance against those budgets and forecasts, exclusive of the impact from capital expenditures, reflected through depreciation expense, along with other components of our capital structure. EBITDA is believed to be useful to investors and other external stakeholders as a supplemental measure of performance and is used in the calculation of certain covenants related to our revolving credit facility. However, this measure should not be considered an alternative to net income determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Any measure that eliminates components of a company's capital and investment structure as well as costs associated with operations has limitations as a performance measure. In light of these limitations, management also considers results determined in accordance with U.S. GAAP and does not solely rely on EBITDA. Because EBITDA is not calculated under U.S. GAAP, it may not be comparable to similarly titled measures used by other companies.
Below is a reconciliation of our Net income attributable to common shareholders to EBITDA as presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
($ in millions)	2019	2018	2017	2016	2015
Net income attributable to common shareholders	$534.4	484.1	276.0	329.3	438.4
Interest expense, net of interest income	56.4	51.1	56.2	45.3	28.1
Provision for income taxes	159.7	214.3	256.3	117.8	132.8
Depreciation and amortization	202.4	186.1	167.2	141.8	108.1
EBITDA	$952.9	935.6	755.7	634.2	707.4

Below is a reconciliation of our net cash provided by operating activities, the most comparable cash flow measure on the statements of cash flows, to EBITDA.

	Year Ended December 31,
($ in millions)	2019	2018	2017	2016	2015
Net cash provided by operating activities	$483.8	604.1	798.7	222.6	375.8
Interest expense, net of interest income	56.4	51.1	56.2	45.3	28.1
Provision for income taxes	159.7	214.3	256.3	117.8	132.8
Change in working capital and non-cash expenses	253.0	66.1	(368.2)	245.1	170.7
EBITDA	$952.9	935.6	743.0	630.8	707.4
(3) Assets under management represent the aggregate fair value or cost basis (where an appraisal is not available) of assets managed by LaSalle and is reported on a one quarter lag.
(4) Total debt includes long-term borrowings under the Facility and Long-term senior notes (net of debt issuance costs) and Short-term borrowings, primarily local overdraft facilities.
(5) Deferred business acquisition obligations include both the short-term and long-term obligations to sellers of business for acquisitions closed as of December 31, 2019, with the only condition on these payments being the passage of time. We include these obligations as debt in the calculation of our leverage ratio under the Facility.
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
(2)    Certain items affecting the comparability of results;
(3)    Certain market and other risks we face;
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
Our services are generally earned and billed in the form of transaction commissions, advisory and management fees, and incentive fees. Some of the contractual terms related to the services we provide, and thus the revenue we recognize, can be complex and so requires us to make judgments about our performance obligations and the timing and extent of revenue to recognize. In addition, a significant portion of our revenue represents the reimbursement of costs we incur on behalf of clients.
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
In addition, terms for our acquisitions have frequently included cash paid at closing along with provisions for additional guaranteed future consideration and/or earn-out payments subject to certain contract provisions and performance. The additional guaranteed consideration, recorded as deferred business acquisition obligations on the Consolidated Balance Sheets, represents the current discounted value of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time.
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

In addition, we may record intangible assets as a result of acquisitions, which are primarily composed of customer relationships, management contracts and customer backlog, and are amortized on a straight-line basis over their estimated useful lives. We establish an intangible upon the sale of a warehouse receivable concurrent with the retention of its servicing rights and amortize the intangible over the estimated period net servicing income is projected to be received. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments in Real Estate Ventures
We invest in certain real estate ventures that primarily own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting. Where applicable, we estimate fair value using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. For Investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings.
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
Because of the global and cross-border nature of our business, our corporate tax position is complex. We generally provide for taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on net earnings and include the provision for taxes on substantively all differences between financial statement amounts and amounts used in tax returns, excluding certain non-deductible items and permanent differences.
Our global effective tax rate is sensitive to the complexity of our operations as well as to changes in the mix of our geographic profitability. Local statutory tax rates range from 0% to 38.1% in the countries in which we have significant operations. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates.
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year.
Our effective tax rates are presented in the following table. In addition, we present the rate excluding the provisional estimate and subsequent changes to that estimate relating to the transition tax component of the U.S. tax legislation passed in December 2017 commonly known as the Tax Cuts and Jobs Act ("the Act").

	For the year ended December 31,
	2019	2018	2017
Effective tax rate	22.9%	30.4%	47.8%
Effective tax rate excluding the impact of the transition tax	23.5%	23.7%	24.4%
Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%).

Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2019, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
($ in millions)	2019	2018
Gross deferred tax assets	$492.4	429.4
Valuation allowance	70.4	79.2
The increase in gross deferred tax assets in 2019 was primarily the result of increases in deferred compensation accruals.
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
As of December 31, 2019, the amount of unrecognized tax benefits was $78.2 million. We believe it is reasonably possible that matters for which we have recorded $32.0 million of unrecognized tax benefits as of December 31, 2019, will be resolved during 2020. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
NEW ACCOUNTING STANDARDS
Refer to Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8.

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
Equity earnings also may vary substantially from period to period for a variety of reasons, including as a result of: (i) gains (losses) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
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
Transactional-Based Revenue
Transactional-based fees, that are impacted by the size and timing of our clients' transactions, from capital markets activities, leasing activities and other services within our RES business, and LaSalle, increase the variability of the revenue we earn. The timing and the magnitude of these fees can vary significantly from year-to-year and quarter-to-quarter, and from segment-to-segment.

MARKET RISKS
Market Risk
The principal market risks we face due to the risk of loss arising from adverse changes in market rates and prices are:
•Interest rates on our unsecured credit facility (the "Facility"); and
•Foreign exchange risks.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of December 31, 2019. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility during 2019 were $851.6 million, with an effective interest rate of 3.0%. We had $525.0 million of outstanding borrowings under the Facility as of December 31, 2019. The Facility bears a variable rate of interest that fluctuates based on market rates.
Our Notes, $275.0 million face value due in November 2022, bear interest at an annual rate of 4.4%, subject to adjustment if a credit rating assigned to the Notes is downgraded below an investment grade rating (or subsequently upgraded). Our €350.0 million face value of Euro Notes is split between €175.0 million due in June 2027 and €175.0 million due in June 2029, bearing interest at an annual rate of 1.96% and 2.21%, respectively. The issuance of the Notes and Euro Notes at fixed interest rates has helped to limit our exposure to future movements in interest rates.
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. If interest rates were 50 basis points higher during 2019, our results would reflect an increase of $4.3 million to Interest expense, net of interest income.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 44% and 48% of our total revenue for 2019 and 2018, respectively, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
We mitigate our foreign currency exchange risk principally by (i) establishing local operations in the markets we serve and (ii) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional headquarters being located in London and Singapore, respectively, act as ongoing partial operational hedges against our translation exposures to those currencies.
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2019, we had forward exchange contracts in effect with a gross notional value of $2.30 billion ($1.05 billion on a net basis). This net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2019	% of Total	2018	% of Total
United States dollar	$10,054.9	55.9%	$8,523.8	52.2%
British pound	1,514.8	8.4	1,526.3	9.4
Euro	1,507.7	8.4	1,527.1	9.4
Australian dollar	924.5	5.1	916.7	5.6
Indian rupee	651.8	3.6	580.4	3.6
Hong Kong dollar	533.8	3.0	487.2	3.0
Chinese yuan	505.9	2.8	505.5	3.1
Canadian Dollar	435.5	2.4	390.5	2.4
Japanese yen	349.4	1.9	285.2	1.7
Singapore dollar	309.2	1.7	458.7	2.8
Other currencies	1,195.7	6.6	1,117.0	6.8
Total revenue	$17,983.2	100.0%	$16,318.4	100.0%
Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2019, we estimate our reported operating income would have increased by $3.9 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2019, we estimate our reported operating income would have increased by $10.2 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three-year period ended December 31, 2019.

RESULTS OF OPERATIONS
Definitions

•
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.

•	Assets under management data for LaSalle is reported on a one-quarter lag.

•	"MENA": Middle East and North Africa. "Greater China": China, Hong Kong, Macau and Taiwan.

•	"n.m.": not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Year Ended December 31, 2019 compared with Year Ended December 31, 2018

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2019	2018	U.S. dollars
Leasing	$2,524.0	2,372.1	151.9	6%	7%
Capital Markets	1,542.2	1,145.4	396.8	35	37
Property & Facility Management	9,364.7	8,782.8	581.9	7	9
Project & Development Services	3,121.5	2,669.0	452.5	17	20
Advisory, Consulting and Other	904.7	815.2	89.5	11	13
Real Estate Services ("RES") revenue	$17,457.1	15,784.5	1,672.6	11%	13%
LaSalle	526.1	533.9	(7.8)	(1)	—
Revenue	$17,983.2	16,318.4	1,664.8	10%	12%
Reimbursements	7,952.6	7,228.9	723.7	10	11
Revenue before reimbursements	10,030.6	9,089.5	941.1	10	13
Gross contract costs	(2,870.2)	(2,595.0)	(275.2)	11	14
Net non-cash MSR and mortgage banking derivative activity	(21.2)	(8.3)	(12.9)	n.m.	n.m.
Fee revenue	$7,139.2	6,486.2	653.0	10%	12%
Leasing	2,455.7	2,303.5	152.2	7	8
Capital Markets	1,477.5	1,093.5	384.0	35	37
Property & Facility Management	1,181.8	1,163.1	18.7	2	4
Project & Development Services	861.0	798.0	63.0	8	11
Advisory, Consulting and Other	660.3	616.2	44.1	7	10
RES fee revenue	$6,636.3	5,974.3	662.0	11%	13%
LaSalle	502.9	511.9	(9.0)	(2)	(1)
Compensation and benefits excluding gross contract costs	$4,922.7	4,466.9	455.8	10%	12%
Operating, administrative and other expenses excluding gross contract costs	1,135.5	1,095.8	39.7	4	6
Depreciation and amortization	202.4	186.1	16.3	9	11
Restructuring and acquisition charges	184.4	38.8	145.6	n.m.	n.m.
Total fee-based operating expenses	6,445.0	5,787.6	657.4	11	13
Gross contract costs	2,870.2	2,595.0	275.2	11	14
Total operating expenses, excluding reimbursed expenses	$9,315.2	8,382.6	932.6	11%	14%
Operating income	$715.4	706.9	8.5	1%	2%
Equity earnings	$36.3	32.8	3.5	11%	11%
Adjusted EBITDA	$1,116.1	953.2	162.9	17%	18%

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
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses with the corresponding fees in Revenue before reimbursements. However, as we generally earn little to no margin on such costs, excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures, including those with direct versus indirect reimbursement of such costs.
Net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets service line of the Americas segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
Restructuring and acquisition charges primarily consist of: (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes; (ii) acquisition, transaction and integration-related charges, including non-cash fair value adjustments to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets; and (iii) lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.
Gain on Disposition reflects the net gain recognized on the sale of a business in the Asia Pacific reporting segment in 2018. Given our low frequency of business disposals historically, we exclude the gain directly associated with such activity as it is not considered indicative of core operating performance.

Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2019	2018
Revenue	$17,983.2	16,318.4
Reimbursements	(7,952.6)	(7,228.9)
Revenue before reimbursements	10,030.6	9,089.5
Adjustments:
Gross contract costs	(2,870.2)	(2,595.0)
Net non-cash MSR and mortgage banking derivative activity	(21.2)	(8.3)
Fee revenue	$7,139.2	6,486.2

Operating expenses	$17,267.8	15,611.5
Reimbursed expenses	(7,952.6)	(7,228.9)
Operating expenses, excluding reimbursed expenses	9,315.2	8,382.6
Less: Gross contract costs	(2,870.2)	(2,595.0)
Fee-based operating expenses	$6,445.0	5,787.6

Operating income	$715.4	706.9
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Year Ended December 31,
($ in millions)	2019	2018
Net income attributable to common shareholders	$534.4	484.1
Add:
Interest expense, net of interest income	56.4	51.1
Provision for income taxes	159.7	214.3
Depreciation and amortization	202.4	186.1
EBITDA	$952.9	935.6
Adjustments:
Restructuring and acquisition charges	184.4	38.8
Gain on disposition	—	(12.9)
Net non-cash MSR and mortgage banking derivative activity	(21.2)	(8.3)
Adjusted EBITDA	$1,116.1	953.2

Net income margin attributable to common shareholders	5.3%	5.3%

Adjusted EBITDA margin	15.5%	14.7%

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

	Year Ended December 31,
($ in millions)	2019	% Change
Revenue:
At current period exchange rates	$17,983.2	10%
Impact of change in exchange rates	311.8	n/a
At comparative period exchange rates	$18,295.0	12%

Fee revenue:
At current period exchange rates	$7,139.2	10%
Impact of change in exchange rates	118.4	n/a
At comparative period exchange rates	$7,257.6	12%

Operating income:
At current period exchange rates	$715.4	1%
Impact of change in exchange rates	3.2	n/a
At comparative period exchange rates	$718.6	2%

Adjusted EBITDA:
At current period exchange rates	$1,116.1	17%
Impact of change in exchange rates	7.3	n/a
At comparative period exchange rates	$1,123.4	18%

Revenue
Consolidated revenue and fee revenue both increased 12% over the prior year to $18.0 billion and $7.1 billion, respectively. Consolidated RES revenue and RES fee revenue both increased 13% from 2018, with broad-based growth achieved in all service lines.
From a service line perspective, consolidated RES revenue growth was led by Property & Facility Management (38% of the growth), with notable contributions from Project & Development Services (27% of the growth) and Capital Markets (21% of the growth). For consolidated RES fee revenue, growth was led by Capital Markets (52% of the growth), Leasing (23% of the growth) and Project & Development Services (11% of the growth). The Capital Markets growth was due predominantly to the acquisition of HFF, Inc. ("HFF"), almost entirely reflected in the Americas segment. HFF contributed $392.3 million of revenue ($394.9 million of fee revenue), subsequent to the July 1, 2019 acquisition. Refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on the HFF acquisition. Geographically, the increase in consolidated RES fee revenue comprises 90% from our Americas segment, 8% from Asia Pacific and 2% from EMEA.
The following highlights the proportion of our RES service line consolidated fee revenue growth, compared with 2018, by notable segment. Refer to segment operating results for further discussion.

•	Leasing - Americas drove growth, partially offset by EMEA and Asia Pacific

•	Capital Markets - Americas (99%) and Asia Pacific (10%), partially offset by EMEA

•	Property & Facility Management - EMEA (56%), Americas (30%) and Asia Pacific (14%)

•	Project & Development Services - Americas (55%), EMEA (25%) and Asia Pacific (20%)

•	Advisory, Consulting and Other - Americas (50%), EMEA (27%) and Asia Pacific (23%)
LaSalle revenue was largely flat to 2018 as significant growth in advisory and transaction fees was offset by expected lower incentive fees compared to the record 2018 performance.
Our consolidated revenue and fee revenue both increased 10% in U.S. dollars and 12% on a local currency basis for 2019, compared with 2018. The spread was driven by strengthening of the U.S. dollar against most major currencies, especially the British pound sterling, euro, Australian dollar, and Chinese yuan.
Operating Expenses
In 2019, consolidated operating expenses, excluding reimbursed expenses, increased 14% to $9.3 billion. Consolidated fee-based operating expenses, were $6.4 billion in 2019, a 13% increase from prior year. The increase in expenses was primarily attributable to Americas, which represented 67% of the increase in fee-based operating expenses on a local currency basis, driven by incremental expenses from post-acquisition HFF operations. In addition, Restructuring and acquisition charges represented 19% of the increase, primarily due to HFF-related acquisition and integration costs; refer to the following table and commentary below for further detail.

	Year ended December 31,
(in millions)	2019	2018
Severance and other employment-related charges	$31.1	25.5
Restructuring, pre-acquisition and post-acquisition charges	124.9	5.9
Fair value adjustments that resulted in a net increase to earn-out liabilities from prior-period acquisition activity	28.4	7.4
Total restructuring & acquisition charges	$184.4	38.8
Of the current-year Restructuring, pre-acquisition and post-acquisition charges, $115.1 million was associated with the acquisition and integration of HFF. These charges included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.

Interest Expense
Interest expense, net of interest income, for 2019 was $56.4 million, up from $51.1 million in 2018. The increase reflects an increase in the average outstanding borrowings, primarily attributable to cash drawn to acquire HFF, as well as a higher effective interest rate on our Facility. The average outstanding borrowings under our Facility increased from $364.1 million, with an average effective interest rate of 2.9%, during 2018, to $851.6 million, with an average effective interest rate of 3.0%, in 2019.
Equity Earnings
Equity earnings increased from $32.8 million in 2018 to $36.3 million in 2019. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $159.7 million and $214.3 million for the years ended December 31, 2019 and 2018, respectively, representing effective tax rates ("ETR") of 22.9% and 30.4%, respectively. In both years, there was a change in the estimated liability associated with the transition tax from the U.S. Tax Cuts and Jobs Act of 2017. In 2019, excluding the $4.3 million benefit from this change in estimate, the ETR was 23.5%. In 2018, excluding the $47.0 million additional charge from this change in estimate, the ETR was 23.7%. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $534.4 million for the year, or $10.87 per diluted common share, compared with $484.1 million for 2018, or $10.54 per diluted common share. The July 2019 issuance of 5.7 million shares in conjunction with the HFF acquisition increased the weighted average shares outstanding, impacting the year-over-year growth of earnings per share. Adjusted EBITDA increased 18% from the prior year to $1,116.1 million in 2019. Net income margin attributable to common shareholders was 5.3% in 2019, equivalent to the prior year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 15.6% in USD for 2019 (15.5% in local currency), compared with 14.7% last year. The profitability improvement and margin expansion primarily reflected contributions from organic RES growth and HFF, which facilitated net incremental investments in growth initiatives.
Segment Operating Results
We manage and report our operations as four business segments. Our three geographic RES segments include Americas, EMEA and Asia Pacific. Our fourth segment, LaSalle, offers investment management services on a global basis.
Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets, property management, facility management, project and development services, and advisory, consulting and valuation services, including digital solutions. We define "property management" to be services we provide to non-occupying property investors and "facility management" to be services we provide to owner-occupiers.
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

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$10,578.9	9,041.0	1,537.9	17%	17%
Reimbursements	(5,857.8)	(5,164.7)	(693.1)	13	14
Revenue before reimbursements	$4,721.1	3,876.3	844.8	22%	22%
Gross contract costs	(800.2)	(652.9)	(147.3)	23	24
Net non-cash MSR and mortgage banking derivative activity	(21.2)	(8.3)	(12.9)	n.m.	n.m.
Fee revenue	$3,899.7	3,215.1	684.6	21%	22%
Leasing	1,912.1	1,711.3	200.8	12	12
Capital Markets	888.7	490.5	398.2	81	81
Property & Facility Management	484.2	472.2	12.0	3	3
Project & Development Services	412.0	368.8	43.2	12	13
Advisory, Consulting and Other	202.7	172.3	30.4	18	18
Compensation, operating and administrative expenses excluding gross contract costs	3,183.0	2,692.4	490.6	18	19
Depreciation and amortization	126.5	109.1	17.4	16	16
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	3,309.5	2,801.5	508.0	18	18
Gross contract costs	800.2	652.9	147.3	23	24
Segment operating expenses, excluding reimbursed expenses	$4,109.7	3,454.4	655.3	19%	20%
Segment operating income	$611.4	421.9	189.5	45%	45%
Equity earnings	$1.7	0.8	0.9	n.m.	n.m.
Adjusted EBITDA	$719.4	522.5	196.9	38%	38%
Americas revenue and fee revenue increases were broad-based across all service lines, highlighted by Capital Markets. The Capital Markets growth was driven by HFF contributions in the six months following our acquisition; HFF revenue and fee revenue was $383.7 million and $386.3 million, respectively, reflecting strong contributions from debt placement. Leasing achieved outstanding revenue performance across several U.S. markets and all major asset classes, with larger average deal sizes in 2019. In addition, Project & Development Services fee revenue growth was due to new project wins in the U.S. and expanded assignments with Corporate Solutions clients. Excluding contributions from HFF, segment revenue and fee revenue growth for the year was strong at 13% and 10%, respectively.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses in 2019 was primarily attributable to incremental expenses associated with the first two quarters of HFF operations and revenue-related expense growth.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 18.4% in USD and local currency in 2019, compared with 16.3% in 2018. The increase in segment operating income and adjusted EBITDA, as well as over 200 basis point margin expansion, primarily reflected the significant growth in our higher margin transactional businesses, approximately half of which was from HFF contributions, and cost management initiatives.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$3,470.7	3,495.0	(24.3)	(1)%	4%
Reimbursements	(709.7)	(677.5)	(32.2)	5	9
Revenue before reimbursements	$2,761.0	2,817.5	(56.5)	(2%)	2%
Gross contract costs	(1,104.2)	(1,108.0)	3.8	—	5
Fee revenue	$1,656.8	1,709.5	(52.7)	(3)%	1%
Leasing	295.7	323.3	(27.6)	(9)	(5)
Capital Markets	391.5	440.9	(49.4)	(11)	(8)
Property & Facility Management	393.1	383.6	9.5	2	7
Project & Development Services	297.2	288.7	8.5	3	7
Advisory, Consulting and Other	279.3	273.0	6.3	2	6
Compensation, operating and administrative expenses excluding gross contract costs	1,566.7	1,581.7	(15.0)	(1)	3
Depreciation and amortization	43.1	50.8	(7.7)	(15)	(11)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,609.8	1,632.5	(22.7)	(1)	3
Gross contract costs	1,104.2	1,108.0	(3.8)	—	5
Segment operating expenses, excluding reimbursed expenses	$2,714.0	2,740.5	(26.5)	(1)%	4%
Segment operating income	$47.0	77.0	(30.0)	(39)%	(41)%
Equity losses	$(1.0)	—	(1.0)	n.m.	n.m.
Adjusted EBITDA	$91.7	130.8	(39.1)	(30)%	(29)%
EMEA revenue and fee revenue had slight growth in 2019, highlighted by Property & Facility Management and Project & Development Services. New client wins and expansion of mandates with Corporate Solutions clients drove Property & Facility Management revenue and fee revenue increases. Solid performance in Project & Development Services was led by MENA. The decreases in Capital Markets and Leasing were primarily due to declines in the UK. Geographically across service lines, fee revenue growth was led by MENA, France and Poland, with notable offsets in the UK and Germany.
The increase in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses primarily reflected revenue-related expense growth and investments in our people.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 5.5% in USD for the year (5.4% in local currency), compared with 7.7% in 2018. The margin contraction was most attributable to the notable decrease in higher-margin transactional revenues.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$3,407.5	3,248.5	159.0	5%	8%
Reimbursements	(1,377.2)	(1,369.2)	(8.0)	1	5
Revenue before reimbursements	$2,030.3	1,879.3	151.0	8%	11%
Gross contract costs	(950.5)	(829.6)	(120.9)	15	17
Fee revenue	$1,079.8	1,049.7	30.1	3%	6%
Leasing	247.9	268.9	(21.0)	(8)	(6)
Capital Markets	197.3	162.1	35.2	22	24
Property & Facility Management	304.5	307.3	(2.8)	(1)	2
Project & Development Services	151.8	140.5	11.3	8	12
Advisory, Consulting and Other	178.3	170.9	7.4	4	8
Compensation, operating and administrative expenses excluding gross contract costs	926.1	913.4	12.7	1	5
Depreciation and amortization	26.4	23.2	3.2	14	18
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	952.5	936.6	15.9	2	5
Gross contract costs	950.5	829.6	120.9	15	17
Segment operating expenses, excluding reimbursed expenses	$1,903.0	1,766.2	136.8	8%	11%
Segment operating income	$127.3	113.1	14.2	13%	15%
Equity earnings	$2.3	2.0	0.3	15%	15%
Adjusted EBITDA	$155.5	138.2	17.3	13%	15%
Asia Pacific's solid 2019 growth in revenue and fee revenue was highlighted by Capital Markets, primarily due to increased transactions in Japan, Singapore and Australia. Project & Development Services growth was driven by Corporate Solutions project wins across several geographic markets. The decline in leasing reflected a softer fourth quarter as market conditions in Hong Kong and China more than offset growth in other markets, specifically India. Geographically across service lines, the increase in fee revenue was led by Japan, India and Australia, with offsets from Greater China.
The increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses was primarily attributable to revenue-related expense growth.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.4% in USD for 2019 (14.3% in local currency), compared with 13.2% in 2018. The margin expansion reflected the net increase in transactional revenues and improved margin contribution from continued cost discipline.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2019	2018	U.S. dollars		Currency
Revenue	$526.1	533.9	(7.8)	(1)%	—%
Reimbursements	(7.9)	(17.5)	9.6	(55)	(54)
Revenue before reimbursements	$518.2	516.4	1.8	—%	1%
Gross contract costs	(15.3)	(4.5)	(10.8)	n.m.	n.m.
Fee revenue	$502.9	511.9	(9.0)	(2)%	(1)%
Advisory fees	314.2	264.6	49.6	19	21
Transaction fees & other	50.3	31.5	18.8	60	61
Incentive fees	138.4	215.8	(77.4)	(36)	(36)
Compensation, operating and administrative expenses excluding gross contract costs	382.4	375.2	7.2	2	3
Depreciation and amortization	6.4	3.0	3.4	n.m.	n.m.
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	388.8	378.2	10.6	3	4
Gross contract costs	15.3	4.5	10.8	n.m.	n.m.
Segment operating expenses, excluding reimbursed expenses	$404.1	382.7	21.4	6%	7%
Segment operating income	$114.1	133.7	(19.6)	(15)%	(13)%
Equity earnings	$33.3	30.0	3.3	11%	11%
Adjusted EBITDA	$150.4	162.2	(11.8)	(7)%	(6)%
LaSalle revenue and fee revenue reflected significant growth in advisory and transaction fees, more than offset by expected lower incentive fees following the record prior-year performance. Strong private equity capital raising during the year drove over half of the growth in advisory fees with the balance attributable to assets under management ("AUM") from recent acquisitions. Outstanding incentive fees in both years were driven by real estate dispositions on behalf of clients, primarily in Asia Pacific. Incentive fees in 2019 marked the second highest levels of the decade, following only 2018.
Equity earnings in 2019 were primarily driven by net fair value increases for a LaSalle-managed publicly traded real estate investment trust in Japan.
The year-over-year increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses, was driven by higher deferred compensation expense related to the record incentive fee performance in 2018, partially offset by a decrease in the current portion of variable compensation expense.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 29.9% in USD (30.0% in local currency) for 2019, compared with 31.7% in 2018. The decline in margin is driven by lower incentive fees, partially offset by enhanced productivity of the asset management platform.
As of December 31, 2019, LaSalle had $67.6 billion of AUM, an increase of 12% in USD (13% in local currency) from $60.5 billion as of December 31, 2018. The net increase in AUM during the year resulted from (i) $7.2 billion from the recent Aviva and Latitude transactions, (ii) $11.3 billion of acquisitions and (iii) $3.4 billion of net valuation increases, partially offset by (iv) $13.8 billion of dispositions and withdrawals and $1.0 billion of foreign currency decreases.

Year Ended December 31, 2018 compared with Year Ended December 31, 2017

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Leasing	$2,372.1	2,051.9	320.2	16%	16%
Capital Markets	1,145.4	1,149.4	(4.0)	—	(1)
Property & Facility Management	8,782.8	7,821.3	961.5	12	13
Project & Development Services	2,669.0	2,344.5	324.5	14	13
Advisory, Consulting and Other	815.2	730.3	84.9	12	11
Real Estate Services ("RES") revenue	$15,784.5	14,097.4	1,687.1	12%	12%
LaSalle	533.9	355.8	178.1	50	49
Revenue	$16,318.4	14,453.2	1,865.2	13%	13%
Reimbursements	7,228.9	6,485.8	743.1	11	12
Revenue before reimbursements	9,089.5	7,967.4	1,122.1	14	14
Gross contract costs	(2,595.0)	(2,215.5)	(379.5)	17	16
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)	7.4	(47)	(47)
Fee revenue	$6,486.2	5,736.2	750.0	13%	13%
Leasing	2,303.5	2,000.8	302.7	15	15
Capital Markets	1,093.5	1,108.3	(14.8)	(1)	(2)
Property & Facility Management	1,163.1	1,048.5	114.6	11	10
Project & Development Services	798.0	690.9	107.1	16	15
Advisory, Consulting and Other	616.2	554.5	61.7	11%	12%
RES fee revenue	$5,974.3	5,403.0	571.3	11%	10%
LaSalle	511.9	333.2	178.7	54	52
Compensation and benefits excluding gross contract costs	$4,466.9	4,023.5	443.4	11%	10%
Operating, administrative and other expenses excluding gross contract costs	1,095.8	984.6	111.2	11	11
Depreciation and amortization	186.1	167.2	18.9	11	11
Total fee-based operating expenses	5,748.8	5,175.3	573.5	11	11
Restructuring and acquisition charges	38.8	30.7	8.1	26	30
Gross contract costs	2,595.0	2,215.5	379.5	17	16
Total operating expenses, excluding reimbursed expenses	$8,382.6	7,421.5	961.1	13%	12%
Operating income	$706.9	545.9	161.0	29%	32%
Equity earnings	$32.8	44.4	(11.6)	(26)%	(26)%
Adjusted EBITDA	$953.2	770.7	182.5	24%	25%

Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Year Ended December 31,
($ in millions)	2018	2017
Revenue	$16,318.4	14,453.2
Reimbursements	7,228.9	6,485.8
Revenue before reimbursements	9,089.5	7,967.4
Adjustments:
Gross contract costs	(2,595.0)	(2,215.5)
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)
Fee revenue	$6,486.2	5,736.2

Operating expenses	$15,611.5	13,907.3
Reimbursed expenses	7,228.9	6,485.8
Operating expenses, excluding reimbursed expenses	8,382.6	7,421.5
Less: Gross contract costs	(2,595.0)	(2,215.5)
Fee-based operating expenses	$5,787.6	5,206.0

Operating Income	$706.9	545.9
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Year Ended December 31,
($ in millions)	2018	2017
Net income attributable to common shareholders	$484.1	276.0
Add:
Interest expense, net of interest income	51.1	56.2
Provision for income taxes	214.3	256.3
Depreciation and amortization	186.1	167.2
EBITDA	$935.6	755.7
Adjustments:
Restructuring and acquisition charges	38.8	30.7
Gain on disposition	(12.9)	—
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)
Adjusted EBITDA	$953.2	770.7

Net income margin attributable to common shareholders	5.3%	3.5%

Adjusted EBITDA margin	14.9%	13.4%

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
Operating Expenses
In 2018, consolidated annual operating expenses increased 12% to $8.4 billion from last year. Consolidated fee-based operating expenses, were $5.8 billion in 2018, an 11% increase from the prior year. The growth in expenses corresponded with the respective revenue and fee revenue growth and also reflects increased investments in people as well as technology and platform initiatives. In addition, depreciation and amortization expense increased 11% year-over-year to $186.1 million in 2018. This increase was due to incremental depreciation expense primarily from an increase in technology-related capital expenditures recently placed into service. Amortization expense attributable to acquisition-related intangible assets decreased 6% compared with 2017.
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
Interest Expense
Interest expense, net of interest income, for 2018 was $51.1 million, up from $56.2 million in 2017. A decline in the outstanding average borrowings, partially offset by a higher effective interest rate on our Credit Facility was the largest driver of the decrease in net interest expense compared with 2017. The average outstanding borrowings under our credit facility decreased from $888.5 million, with an effective interest rate of 2.0%, during 2017 to $364.1 million, with an effective interest rate of 2.9% in 2018. Deferred acquisition obligations, which are recorded at present value in purchase accounting with subsequent accretion reflected within Interest expense, net of interest income, decreased from $81.9 million as of December 31, 2017 to $62.3 million as of December 31, 2018. This decrease was the result of payments made in 2018 relating to acquisitions in prior years and contributed to the decrease in annual net interest expense.

Equity Earnings
Equity earnings increased from $44.4 million in 2017 to $32.8 million in 2018. Substantially all of the activity in each year was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details.
Provision for Income Taxes
The provision for income taxes was $214.3 million in the current year, reflecting a consolidated ETR of 30.4%. The current year provision reflects a $42.0 million decrease from 2017, where the ETR was 47.8%. In 2017, the provision included an additional expense of $125.9 million which represented (i) our provisional estimate of the transition tax on deemed repatriated earnings of foreign subsidiaries ("transition tax") and (ii) the net remeasurement of U.S. deferred tax assets and liabilities in response to the U.S. tax legislation enacted in December 2017. In 2018, we did not anticipate a significant true-up to the provisional estimate of the transition tax until the fourth quarter, when our interpretation of U.S. Department of Treasury guidelines released during that period resulted in the recognition of an additional $47.0 million predominantly related to the transition tax.
Excluding the additional expense related to the U.S. tax legislation, our consolidated ETR was 23.7% in 2018 and 24.4% in 2017. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $484.1 million for the year, or $10.54 per diluted common share, compared with $276.0 million for 2017, or $6.03 per diluted common share. Net income margin attributable to common shareholders was 5.3% in 2018, up from 3.5% in the prior year. Adjusted EBITDA, which increased 25% from the prior year, was $953.2 million this year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.7% in USD (14.9% in local currency), compared with 13.4% last year. The margin expansion and improvement in adjusted EBITDA were primarily due to (i) our RES businesses, most notably Americas and EMEA and (ii) LaSalle incentive fees, partially offset by incremental investments in platform and transformation initiatives.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$9,041.0	8,015.1	1,025.9	13%	13%
Reimbursements	(5,164.7)	(4,648.5)	(516.2)	11%	11
Revenue before reimbursements	$3,876.3	3,366.6	509.7	15%	16%
Gross contract costs	(652.9)	(521.0)	(131.9)	25	27
Net non-cash MSR and mortgage banking derivative activity	(8.3)	(15.7)	7.4	(47)	(47)
Fee revenue	$3,215.1	2,829.9	385.2	14%	14%
Leasing	1,711.3	1,471.2	240.1	16	17
Capital Markets	490.5	456.6	33.9	7	7
Property & Facility Management	472.2	419.3	52.9	13	13
Project & Development Services	368.8	342.2	26.6	8	9
Advisory, Consulting and Other	172.3	140.6	31.7	23	27
Compensation, operating and administrative expenses excluding gross contract costs	2,692.4	2,397.6	294.8	12	13
Depreciation and amortization	109.1	97.5	11.6	12	12
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	2,801.5	2,495.1	306.4	12	13
Gross contract costs	652.9	521.0	131.9	25	27
Segment operating expenses, excluding reimbursed expenses	$3,454.4	3,016.1	438.3	15%	15%
Segment operating income	$421.9	350.5	71.4	20%	21%
Equity earnings (losses)	$0.8	(0.2)	1.0	n.m.	n.m.
Adjusted EBITDA	$522.5	430.2	92.3	21%	22%
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

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2018	2017	U.S. dollars		Currency
Revenue	$3,495.0	3,075.0	420.0	14%	11%
Reimbursements	(677.5)	(471.9)	(205.6)	44	41
Revenue before reimbursements	$2,817.5	2,603.1	214.4	8%	5%
Gross contract costs	(1,108.0)	(1,038.7)	(69.3)	7	3
Fee revenue	$1,709.5	1,564.4	145.1	9%	7%
Leasing	323.3	296.6	26.7	9	7
Capital Markets	440.9	448.4	(7.5)	(2)	(4)
Property & Facility Management	383.6	337.9	45.7	14	11
Project & Development Services	288.7	230.2	58.5	25	22
Advisory, Consulting and Other	273.0	251.3	21.7	9	6
Compensation, operating and administrative expenses excluding gross contract costs	1,581.7	1,469.2	112.5	8	5
Depreciation and amortization	50.8	44.6	6.2	14	12
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,632.5	1,513.8	118.7	8	5
Gross contract costs	1,108.0	1,038.7	69.3	7	3
Segment operating expenses, excluding reimbursed expenses	$2,740.5	2,552.5	188.0	7%	4%
Segment operating income	$77.0	50.6	26.4	52%	62%
Equity earnings	$—	0.3	(0.3)	n.m.	(100)%
Adjusted EBITDA	$130.8	97.8	33.0	34%	38%
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
AUM were $60.5 billion as of December 31, 2018, an increase of 4% in USD (6% in local currency) from $58.1 billion as of December 31, 2017. The net increase in AUM during the year resulted from $9.0 billion of acquisitions and $4.5 billion of net valuation increases, partially offset by $10.1 billion of dispositions and withdrawals, and $1.0 billion of foreign currency decreases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities, and through issuance of our Long-term senior notes.
Cash Flows from Operating Activities
During 2019, cash flows provided by operating activities was $483.8 million, compared to $604.1 million in 2018. The decrease in cash provided was primarily driven by higher tax payments, mostly to settle obligations from previous years. In addition, cash outflows relating to our acquisition and integration of HFF was largely offset by cash flows from post-acquisition operations.
During 2018, cash flows provided by operating activities were $604.1 million, a decrease of $194.6 million from $798.7 million in 2017. The decrease in cash provided by operating activities was driven by (i) an increase in reimbursable receivables net of reimbursable payables, reflecting growth of our outsourcing and project management businesses, (ii) net working capital changes as a result of our operational expansion, and (iii) the results of implementing certain working capital management initiatives, including revamped cash collection efforts and payment term governance in 2017. This was partially offset by the $212.2 million year-over-year increase in Net income.
Cash Flows from Investing Activities
In 2019, we used $1,049.7 million for investing activities, a $769.3 million increase from the $280.4 million used in 2018. The increase in cash used was driven predominately by payments for business acquisitions, specifically HFF, as well as net capital additions of property and equipment (including acquisitions of investment properties by consolidated less-than-wholly-owned subsidiaries). We discuss these key drivers individually below in further detail.
In 2018, we used $280.4 million for investing activities, a $109.6 million increase from the $170.8 million used in 2017. This increase was primarily driven by higher payments relating to business acquisitions and net capital additions of property and equipment (including acquisition of investment properties by consolidated less-than-wholly-owned subsidiaries), partially offset by net capital contribution/distribution activity related to co-investments in real estate ventures. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Net cash provided by financing activities was $584.6 million in 2019, compared with $141.3 million used in 2018. The net change of $725.9 million in cash flows from financing activities is substantially driven by the increase in the outstanding borrowings on our Facility to fund the cash consideration for acquisitions, discussed in detail below.
Net cash used by financing activities was $141.3 million in 2018, compared with $623.5 million used in 2017. This net decrease of $482.2 million reflects net payments made in 2017 to reduce the outstanding balance on our Facility to zero as of December 31, 2017. As the Facility was also zero as of December 31, 2018, cash used by financing activities in 2018 was lower, but reflected the continued strong cash flows from operations.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of December 31, 2019, we had $525.0 million of outstanding borrowings under the Facility and outstanding letters of credit of $0.8 million. As of December 31, 2018, we had no outstanding borrowings under the Facility and outstanding letters of credit of $8.6 million. The average outstanding borrowings under the Facility were $851.6 million and $364.1 million during the years ended December 31, 2019 and 2018, respectively. The notable increase in our average borrowings was driven by approximately $840 million of net cash outflows in the third quarter of 2019 for the July 1, 2019 HFF acquisition, net of repayments from operating cash inflows during the second half of 2019.
In addition to our Facility, we had the capacity to borrow up to an additional $87.1 million under local overdraft facilities as of December 31, 2019. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $120.1 million and $32.7 million as of December 31, 2019 and 2018, respectively, of which $44.8 million and $17.0 million as of December 31, 2019 and 2018, respectively, were attributable to local overdraft facilities.

We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and acquisitions. See Note 10, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our Facility, Short-term borrowings and Long-term debt.
Investment Activity
As of December 31, 2019, we had $404.2 million of total investments in real estate ventures, primarily related to LaSalle co-investments. In addition, since 2018, we have invested in a number of early-stage property technology companies through our JLL Spark Global Venture funds. In 2019 and 2018, funding of co-investments exceeded returns of capital by $23.9 million and $6.9 million, respectively. In 2017, return of capital exceeded funding by $4.6 million. We expect to continue to pursue strategic co-investment opportunities with our investment management clients across the globe as co-investment remains an important foundation to the continued growth of LaSalle's business. Separately, we plan to invest up to $100 million via our JLL Spark Global Venture funds and have invested approximately $34.4 million through December 31, 2019.
See Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our co-investment activity.
Share Repurchase and Dividend Programs
On October 31, 2019, our Board of Directors approved a new share repurchase program (“New program") authorizing the repurchase of up to $200 million of our common stock in the open market and privately negotiated transactions. The New program affirms confidence in our business outlook and our long-term commitment to maintaining investment grade credit ratings. The New program cancels and replaces the existing share repurchase program. We have not made any share repurchases since 2007.
Our Board declared and we paid total annual dividends and dividend-equivalents of $0.86, $0.82 and $0.72 per common share in 2019, 2018 and 2017, respectively, including a semi-annual cash dividend of $0.43 per share in the fourth quarter of 2019. There can be no assurance dividends will be declared in the future since the actual declaration of future dividends and the establishment of record and payment dates remains subject to final determination by our Board of Directors.
Capital Expenditures
Capital expenditures, excluding those made by a consolidated VIE in which we held no equity interest, were $187.8 million, $161.9 million and $151.4 million in 2019, 2018 and 2017, respectively. Our capital expenditures are primarily for purchased and developed software, computer hardware and improvements to leased office space. The increase of capital expenditures compared with 2018 is primarily due to year-over-year increases in payments for leasehold improvements and purchased computer hardware. The increase from 2017 to 2018 was primarily due to year-over-year increases in purchased and developed software as well as computer hardware.
Net property acquisitions and capital expenditures made by consolidated VIEs in which we hold no direct equity interest were $79.2 million, $14.3 million and $2.3 million in 2019, 2018 and 2017, respectively. Refer to Note 5, Investments in Real Estate Ventures, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our consolidated VIE investments.
Business Acquisitions
In 2019, we paid $906.0 million for business acquisitions. This included $801.3 million of net cash payments relating to 2019 acquisitions, predominantly the HFF acquisition, and $104.7 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. The net cash paid for acquisitions compares to the $173.6 million paid in 2018 and the $69.4 million paid in 2017.

Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $50.1 million and $62.3 million on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2019, we had $148.4 million accrued for potential earn-out payments, of a potential maximum of $268.9 million (undiscounted), subject to the achievement of certain performance conditions. These earn-outs will come due at various times over the next six years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth. Refer to Note 4, Business Combinations, Goodwill and Other Intangibles, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2019 and 2018, we had total cash and cash equivalents of $451.9 million and $480.9 million, respectively, of which approximately $385.4 million and $429.1 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 5% and 6% of our total assets as of December 31, 2019 and 2018, respectively.
Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2019.

($ in millions)	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$1,307.9	115.2	275.0	525.0	392.7
2. Interest on debt obligations	160.0	37.7	70.9	22.3	29.1
3. Business acquisition obligations	50.1	20.5	17.7	11.8	0.1
4. Lease obligations	1,036.6	181.6	307.3	205.5	342.2
5. Deferred compensation	56.3	8.6	40.6	7.1	—
6. Defined benefit plan obligations	206.4	18.6	38.6	40.7	108.5
7. Vendor and other purchase obligations	234.2	85.7	82.8	60.8	4.9
Total	$3,051.5	467.9	832.9	873.2	877.5
1. Debt Obligations. As of December 31, 2019, we had $525.0 million outstanding borrowings under our Facility; we had outstanding borrowings of $44.8 million under our local overdraft facilities and $70.4 million related to overdrawn bank accounts. We had the ability to borrow up to $2.75 billion on the Facility with a maturity date in 2023. We had the capacity to borrow up to an additional $87.1 million under local overdraft facilities. In addition, we had $275.0 million of Notes due November 2022 and €350.0 million of Euro Notes, with €175.0 million of the Euro Notes due June 2027 and June 2029, respectively.
2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates and amounts outstanding as of December 31, 2019 and assuming each of our debt obligations is held to maturity. As of December 31, 2019, the annual interest rate on our Notes was 4.4%. As of December 31, 2019, the annual interest rates on our Euro Notes were 1.96% and 2.21% for the 10-year and 12-year notes, respectively.

3. Business Acquisition Obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2019, with the only condition on those payments being the passage of time.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2019, we had the potential to make earn-out payments on 44 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $268.9 million as of December 31, 2019. We anticipate these earn-out payments will come due at various times over the next six years assuming the achievement of the applicable performance conditions.
4. Lease Obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2019 was $8.1 million.
5. Deferred Compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2019, as well as service conditions expected to be satisfied in future periods.
The contractual obligations table above does not include a provision for deferred compensation plans, predominantly in the U.S., that allow employees to defer portions of their compensation. Generally, we invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. Such plans are recorded on the Consolidated Balance Sheets as of December 31, 2019 as Deferred compensation plan assets of $349.9 million and long-term deferred compensation liabilities, included in Deferred compensation, of $346.1 million.
6. Defined Benefit Plan Obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $8.4 million to our defined benefit pension plans in 2020.
7. Vendor and Other Purchase Obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
Other/Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments totaling a maximum of $314.7 million as of December 31, 2019. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table.
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2019, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 842, Leases.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of acquisition-date fair value of customer relationship intangible assets acquired in the HFF, Inc. business combination
As described in Note 4 to the consolidated financial statements, on July 1, 2019, the Company acquired HFF, Inc. (HFF) in a business combination. In connection with the transaction, the Company recorded a customer relationship intangible asset associated with the generation of future income from HFF’s existing customers. The Company used the income approach to determine the acquisition-date fair value for the customer relationship asset of $185 million.
We identified the evaluation of the acquisition-date fair value of customer relationship intangible asset acquired in the HFF business combination as a critical audit matter. There was a high degree of subjectivity in applying and evaluating the income approach used to record the acquisition-date fair value of the customer relationship asset. Specifically, there was limited observable market information available to evaluate the forecasted cash flows attributable to existing customer relationships and discount rate assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s customer relationship intangible asset valuation process, including controls related to the review of forecasted cash flows attributable to existing customer relationships and the development of the discount rate assumptions. We compared the Company’s forecasted cash flows attributable to existing customer relationships which included revenue, fixed costs, and variable costs to a combination of the historical results of HFF, market data observed of peer companies, and historical company experience. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in the following:

–	evaluating the discount rate used in the valuation, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

–
developing an estimate of the acquisition-date fair value of the customer relationship intangible asset using the Company’s cash flow forecasts and independently developed discount rate, and compared the result to the Company’s fair value estimate

–	performing sensitivity analyses to understand the impact of changes in the key assumptions on the fair value estimate.
Evaluation of goodwill impairment analysis for the Europe, Middle East, and Africa reporting unit
As described in Note 2 and Note 4 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The goodwill balance was $4,168.2 million as of December 31, 2019, of which $915.9 million related to the Europe, Middle East, and Africa (EMEA) reporting unit.
We identified the evaluation of the goodwill impairment analysis for the EMEA reporting unit as a critical audit matter. The estimated fair value of the EMEA reporting unit required the evaluation of a discounted cash flow model. Our evaluation of the discounted cash flow model required us to assess assumptions that are determined based on especially subjective judgment. Specifically, the forecasted revenue growth rates, forecasted profitability margins, and the discount rate assumption used to calculate the fair value of the reporting unit were challenging to test as changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting unit, forecasted revenue growth rates, forecasted profitability margins, and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted profitability margins for the EMEA reporting unit, by comparing these assumptions to current performance and analysts’ revenue growth and profitability margin expectations for the Company and its peer companies. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in the following:

–
evaluating the discount rate used in the discounted cash flow model, by comparing it against a discount rate range that was independently developed using publicly availably market data for comparable entities

–	researching analysts’ expectations of the forecasted growth rates and forecasted profitability margins for the Company and its peer companies, to assist in evaluating these assumptions

–
developing an estimate of the EMEA reporting unit’s fair value using the reporting unit’s cash flow assumptions and an independently developed discount rate range, and comparing the result of our estimate of fair value to the Company’s fair value estimate.

Evaluation of the sufficiency of audit evidence over income taxes
As described in Note 2 and Note 8 to the consolidated financial statements, the Company records a provision for income taxes, current taxes payable or receivable as well as deferred tax assets and liabilities for the tax jurisdictions in which they operate based on local tax regulations and rules. The Company has operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S.
We identified the evaluation of the sufficiency of audit evidence over income taxes as a critical audit matter. The Company’s global tax structure adds complexity which required subjective auditor judgment to evaluate the sufficiency of audit evidence. This required the involvement of domestic and international tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process, including controls over the amounts recorded. We performed procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over the income tax accounts. We obtained the tax amounts for certain taxing jurisdictions and agreed amounts to supporting documentation for a selection of provisions for income tax, current taxes payable or receivable, and deferred tax accounts. In addition, we involved tax professionals with specialized skills and knowledge who evaluated certain of the Company’s interpretations and applications of the tax rules and regulations. Further, we evaluated the overall sufficiency of audit evidence obtained over income taxes.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.

Chicago, Illinois
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired HFF Inc. (HFF) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, HFF’s internal control over financial reporting associated with total assets of $652.6 million and total revenues of $392.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HFF.
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
/s/ KPMG LLP
Chicago, Illinois
February 27, 2020

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in millions, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$451.9	480.9
Trade receivables, net of allowances of $68.1 and $52.0	2,034.3	1,854.0
Notes and other receivables	472.8	363.0
Reimbursable receivables	1,671.2	1,540.5
Warehouse receivables	527.1	331.2
Short-term contract assets	333.4	314.7
Prepaid & other	377.9	321.7
Total current assets	5,868.6	5,206.0
Property and equipment, net of accumulated depreciation of $660.7 and $588.3	701.9	567.9
Operating lease right-of-use assets	804.4	—
Goodwill	4,168.2	2,697.8
Identified intangibles, net of accumulated amortization of $214.8 and $169.8	682.6	336.9
Investments in real estate ventures, including $328.6 and $247.3 at fair value	404.2	356.9
Long-term receivables	250.2	199.0
Deferred tax assets, net	245.4	210.1
Deferred compensation plan	349.9	258.2
Other	197.2	192.7
Total assets	$13,672.6	10,025.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,289.4	1,261.4
Reimbursable payables	1,245.8	1,090.7
Accrued compensation & benefits	1,729.2	1,604.5
Short-term borrowings	120.1	32.7
Short-term contract liabilities and deferred income	158.8	190.4
Short-term acquisition-related obligations	74.4	78.5
Warehouse facilities	515.9	317.9
Short-term operating lease liabilities	153.4	—
Other	203.2	185.7
Total current liabilities	5,490.2	4,761.8
Credit facility, net of debt issuance costs of $12.3 and $15.9	512.7	(15.9)
Long-term debt, net of debt issuance costs of $3.1 and $3.7	664.6	671.5
Deferred tax liabilities, net	106.0	32.7
Deferred compensation	374.3	277.8
Long-term acquisition-related obligations	124.1	175.8
Long-term operating lease liabilities	751.2	—
Other	436.2	387.3
Total liabilities	8,459.3	6,291.0
Redeemable noncontrolling interest	8.6	—
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,549,654 and 45,599,418 shares issued and outstanding	0.5	0.5
Additional paid-in capital	1,962.8	1,057.3
Retained earnings	3,588.3	3,095.7
Shares held in trust	(5.7)	(5.8)
Accumulated other comprehensive loss	(427.8)	(456.2)
Total Company shareholders' equity	5,118.1	3,691.5
Noncontrolling interest	86.6	43.0
Total equity	5,204.7	3,734.5
Total liabilities, redeemable noncontrolling interest and equity	$13,672.6	10,025.5
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions, except share and per share data)	2019	2018	2017
Revenue:
Revenue before reimbursements	$10,030.6	9,089.5	7,967.4
Reimbursements	7,952.6	7,228.9	6,485.8
Total revenue	$17,983.2	16,318.4	14,453.2
Operating expenses:
Compensation and benefits	$5,812.7	5,206.8	4,622.4
Operating, administrative and other	3,115.7	2,950.9	2,601.2
Reimbursed expenses	7,952.6	7,228.9	6,485.8
Depreciation and amortization	202.4	186.1	167.2
Restructuring and acquisition charges	184.4	38.8	30.7
Total operating expenses	$17,267.8	15,611.5	13,907.3
Operating income	$715.4	706.9	545.9
Interest expense, net of interest income	56.4	51.1	56.2
Equity earnings	36.3	32.8	44.4
Other income	2.3	17.4	1.7
Income before income taxes and noncontrolling interest	697.6	706.0	535.8
Provision for income taxes	159.7	214.3	256.3
Net income	537.9	491.7	279.5
Net income attributable to noncontrolling interest	2.6	7.2	3.1
Net income attributable to the Company	535.3	484.5	276.4
Dividends on unvested common stock, net of tax benefit	0.9	0.4	0.4
Net income attributable to common shareholders	$534.4	484.1	276.0
Basic earnings per common share	$10.98	10.64	6.09
Basic weighted average shares outstanding (in 000's)	48,647	45,517	45,316
Diluted earnings per common share	$10.87	10.54	6.03
Diluted weighted average shares outstanding (in 000's)	49,154	45,931	45,758
Net income attributable to the Company	$535.3	484.5	276.4
Change in pension liabilities, net of tax	(14.6)	3.1	8.2
Foreign currency translation adjustments	43.0	(118.2)	202.0
Comprehensive income attributable to the Company	$563.7	369.4	486.6
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

($ in millions, except share and per share data)	Company Shareholders' Equity
						Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	in Trust	Income (Loss)	Interest	Equity
December 31, 2016	45,213,832	$0.5	1,013.3	2,407.0	(6.0)	(551.3)	25.0	$2,888.5
Net income (1)	—	—	—	276.4	—	—	3.2	279.6
Shares issued under stock compensation programs	216,831	—	3.6	—	—	—	—	3.6
Shares repurchased for payment of taxes on stock awards	(56,846)	—	(6.6)	—	—	—	—	(6.6)
Amortization of stock-based compensation	—	—	24.9	—	—	—	—	24.9
Cumulative effect from adoption of new accounting for stock-based compensation	—	—	1.3	(1.3)	—	—	—	—
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.72 per share	—	—	—	(33.1)	—	—	—	(33.1)
Change in pension liabilities, net of tax	—	—	—	—	—	8.2	—	8.2
Foreign currency translation adjustments	—	—	—	—	—	202.0	—	202.0
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.9	9.9
Acquisition of redeemable noncontrolling interest	—	—	1.1	—	—	—	—	1.1
December 31, 2017	45,373,817	$0.5	1,037.6	2,649.0	(5.9)	(341.1)	38.1	$3,378.2
Net income	—	—	—	484.5	—	—	7.2	491.7
Shares issued under stock-based compensation programs	308,843	—	2.9	—	—	—	—	2.9
Shares repurchased for payment of taxes on stock-based compensation	(83,242)	—	(12.4)	—	—	—	—	(12.4)
Amortization of stock-based compensation	—	—	26.8	—	—	—	—	26.8
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.82 per share	—	—	—	(37.8)	—	—	—	(37.8)
Change in pension liabilities, net of tax	—	—	—	—	—	3.1	—	3.1
Foreign currency translation adjustments	—	—	—	—	—	(118.2)	—	(118.2)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	(2.3)	(2.3)
Acquisition of redeemable noncontrolling interest	—	—	2.4	—	—	—	—	2.4
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
Net income (1)	—	—	—	535.3	—	—	2.4	537.7
Shares issued under stock-based compensation programs	301,670	—	3.7	—	—	—	—	3.7
Acquisition of HFF	5,733,603	—	841.2	—	—	—	—	841.2
Shares repurchased for payment of taxes on stock-based compensation	(85,037)	—	(13.6)	—	—	—	—	(13.6)
Amortization of stock-based compensation	—	—	74.2	—	—	—	—	74.2
Shares held in trust	—	—	—	—	0.1	—	—	0.1
Dividends paid, $0.86 per share	—	—	—	(42.7)	—	—	—	(42.7)
Change in pension liabilities, net of tax	—	—	—	—	—	(14.6)	—	(14.6)
Foreign currency translation adjustments	—	—	—	—	—	43.0	—	43.0
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	41.2	41.2
Balances at December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	(427.8)	86.6	$5,204.7
(1) Excludes net (loss) income attributable to redeemable noncontrolling interest of $0.2 million and $(0.1) million for the years ended December 31, 2019 and 2017, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2019	2018	2017
Cash flows provided by operating activities:
Net income	$537.9	491.7	279.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	202.4	186.1	167.2
Equity earnings	(36.3)	(32.8)	(44.4)
Loss (gain) on the disposition of assets	0.9	(12.9)	3.5
Distributions of earnings from real estate ventures	21.0	59.5	30.3
Provision for loss on receivables and other assets	30.8	18.8	26.3
Amortization of stock-based compensation	74.2	26.8	24.9
(Gains) losses on mortgage servicing rights and derivatives	4.7	(1.2)	10.1
Accretion of interest and amortization of debt issuance costs	5.3	4.9	6.2
Other, net	(14.6)	(17.1)	(20.7)
Change in:
Receivables	(330.0)	(229.5)	(203.7)
Reimbursable receivables and reimbursable payables	26.2	(215.6)	(34.5)
Prepaid expenses and other assets	(110.0)	(229.2)	(114.5)
Deferred tax assets, net	(18.7)	(25.2)	(44.0)
Accounts payable and accrued liabilities	(64.7)	372.4	435.7
Accrued compensation	154.7	207.4	276.8
Net cash provided by operating activities	483.8	604.1	798.7
Cash flows used in investing activities:
Net capital additions – property and equipment	(187.8)	(161.9)	(151.4)
Net investment asset activity (less than wholly-owned)	(79.2)	(14.3)	(2.3)
Business acquisitions, net of cash acquired	(801.3)	(101.3)	(18.7)
Capital contributions to real estate ventures	(137.7)	(58.8)	(40.1)
Distributions of capital from real estate ventures	113.8	51.9	44.7
Other, net	42.5	4.0	(3.0)
Net cash used in investing activities	(1,049.7)	(280.4)	(170.8)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	—	—	395.7
Proceeds from borrowings under credit facility	5,864.0	3,145.0	3,072.0
Repayments of borrowings under credit facility	(5,339.0)	(3,145.0)	(3,997.0)
Net proceeds from (repayments of) short-term borrowings	86.8	(41.4)	(15.9)
Payments of deferred business acquisition obligations and earn-outs	(77.3)	(57.1)	(47.0)
Shares repurchased for payment of employee taxes on stock awards	(13.6)	(12.4)	(6.6)
Common stock issued under compensation plans including tax benefit	3.7	2.9	3.6
Payment of dividends	(42.7)	(37.8)	(33.1)
Noncontrolling interest contributions, net	40.6	3.6	7.5
Other, net	62.1	0.9	(2.7)
Net cash provided by (used in) financing activities	584.6	(141.3)	(623.5)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(19.9)	13.3
Net change in cash, cash equivalents and restricted cash	17.9	162.5	17.7
Cash, cash equivalents and restricted cash, beginning of the year	634.2	471.7	454.0
Cash, cash equivalents and restricted cash, end of the year	$652.1	634.2	471.7
Supplemental disclosure of cash flow information:
Restricted cash, end of the year	$200.2	153.3	203.7
Cash paid during the year for:
Interest	$58.5	49.2	47.6
Income taxes, net of refunds	280.8	153.4	144.7
Operating leases	171.2	n/a	n/a
Non-cash activities:
Business acquisitions (including contingent consideration)	$846.1	11.6	11.5
Deferred business acquisition obligations	17.0	3.9	1.8
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 93,000 employees, including approximately 38,800 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of approximately 5.1 billion square feet worldwide as of December 31, 2019. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with $67.6 billion of assets under management (unaudited) as of December 31, 2019.
The following table shows the revenue for the major product categories into which we group our services.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Real Estate Services:
Leasing	$2,524.0	2,372.1	2,051.9
Capital Markets	1,542.2	1,145.4	1,149.4
Property & Facility Management	9,364.7	8,782.8	7,821.3
Project & Development Services	3,121.5	2,669.0	2,344.5
Advisory, Consulting and Other	904.7	815.2	730.3
LaSalle	526.1	533.9	355.8
Total revenue	$17,983.2	16,318.4	14,453.2

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
When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and certain partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" dictates the accounting treatment. We identify the primary beneficiary of a VIE as the enterprise having both (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform the primary beneficiary analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE at fair value or under the equity method, based upon an election made at the time of investment.

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

($ in millions)
Redeemable noncontrolling interests as of December 31, 2016	$6.8
Acquisition of redeemable noncontrolling interest (1)	(3.5)
Net loss	(0.1)
Impact of exchange rate movements	0.6
Redeemable noncontrolling interests as of December 31, 2017	3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of December 31, 2018	—
Business acquisition (2)	8.4
Net income	0.2
Redeemable noncontrolling interests as of December 31, 2019	$8.6

(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our Tenzing AB acquisition and includes $2.3 million, and $1.1 million representing the difference between the redemption value and the carrying value of the acquired interest in 2018 and 2017, respectively.
(2) Reflects the ownership interests retained by the seller associated with our 2019 acquisition of Latitude Real Estate Investors. See Note 4, Business Combinations, Goodwill and Other Intangibles, for additional discussion.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, reimbursable receivables, warehouse receivables, investments in real estate ventures, goodwill, intangible assets, derivative financial instruments, other long-lived assets, earn-out liabilities, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.

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
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions, and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as activities related to mortgage servicing rights ("MSR" or "MSRs"), loan origination fees and servicing income - are excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers, ("ASC 606"). Such out-of-scope revenue was $204.6 million, $135.8 million, and $126.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

Contract Assets
Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2019 and December 31, 2018, we had $419.3 million and $396.2 million of contract assets, respectively, which are included in Short-term contract assets and Other assets on the Consolidated Balance Sheets.
Contract Liabilities
Contract liabilities include advance payments we have received which relate to performance obligations we have not yet satisfied. As of December 31, 2019 and December 31, 2018, we had $87.7 million and $98.9 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as property and facility management contracts and LaSalle advisory contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $586.6 million and $531.4 million as of December 31, 2019 and 2018, respectively.
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
The following table details the changes in the allowance for uncollectible receivables.

($ in millions)	2019	2018	2017
Allowance as of January 1,	$52.0	51.3	37.1
Charged to income	30.8	18.8	26.3
Write-off of uncollectible receivables	(13.8)	(13.9)	(14.2)
Impact of exchange rate movements and other	(0.9)	(4.2)	2.1
Allowance as of December 31,	$68.1	52.0	51.3

Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the age profile of outstanding balances, the contractual terms of repayment, and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current developments and our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments result in a determination that payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding uncollectible balance is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on the Consolidated Financial Statements.
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
Warehouse Receivables
We classify Warehouse receivables as held-for-sale as they represent originated mortgage loans for which we have simultaneously executed commitments to sell to a third-party investor, primarily the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae). These loans (also referred to as "Warehouse receivables") are funded directly to borrowers by our warehouse facilities and are generally repaid within a 45-day period after origination when the third-party investor buys the loan(s); upon surrender of control over each loan, we account for the transfer as a sale. Warehouse receivables are measured and reported at fair value in accordance with our entity-wide election of the fair value option. As such, increases or decreases in the fair value of loans are recognized as Revenue on the Consolidated Statements of Comprehensive Income. Historically, we have not experienced credit quality deterioration or uncollectible balances with respect to our Warehouse receivables.
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
Contractually specified servicing fees related to sold warehouse receivables were $63.0 million, $49.6 million and $43.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2019 and 2018, we had $376.4 million and $193.8 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets. The increase is primarily attributable to HFF.

We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights (generally only during the last six months of loan term given the punitive contractual terms of any earlier prepayment), there have been no instances of impairment during the three-year period ended December 31, 2019. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights would be determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $423.7 million and $246.8 million as of December 31, 2019 and 2018, respectively.
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
Property and Equipment
We record property and equipment at cost and depreciate these assets over their relevant useful lives. We capitalize certain direct costs relating to internal-use software when incurred during the application development phase.
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2019.
We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $157.6 million, $156.5 million, and $136.0 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2019, for each of these asset categories.

	December 31,
($ in millions)	2019	2018	Depreciable Life
Furniture, fixtures and equipment	$115.4	98.7	3 to 13 years
Computer equipment and software	752.9	683.6	2 to 10 years
Leasehold improvements	308.6	274.0	1 to 10 years
Other (1)	185.7	99.9	2 to 30 years
Total	1,362.6	1,156.2
Less: Accumulated depreciation	660.7	588.3
Net property and equipment	$701.9	567.9

(1) Other includes certain assets, such as land, which are not depreciated.
Business Combinations, Goodwill and Other Intangible Assets
We have historically grown, in part, through a series of acquisitions. Consistent with the services nature of the majority of businesses we have acquired, we have recognized significant goodwill and intangible assets resulting from these acquisitions. Intangible assets are initially recorded at their respective acquisition date fair values and amortized on a straight-line basis over their estimated useful lives. They primarily represent customer relationships, management contracts and customer backlogs acquired as part of our acquisitions.

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
With respect to our EMEA reporting unit, we performed step 1 of the goodwill impairment analysis during 2019, which indicated the estimated fair value exceeded the carrying value by over 35%. In performing step 1, we primarily relied on the discounted cash flow (“DCF”) method, an income approach, in determining the estimated fair value; we also considered the guideline public company method, a market approach. Our DCF analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin, and the discount rate used to present value the cash flows.
In addition to our annual impairment evaluation, we evaluated whether events or circumstances have occurred in the period subsequent to our annual impairment testing and determined it is not more-likely-than-not that the fair value of all our reporting units are less than their respective carrying values. It is possible our determination that goodwill for a reporting unit is not impaired could change in the future if current economic or other conditions deteriorate. We will continue to monitor the relationship between our market capitalization and carrying value, as well as the ability of our reporting units to deliver current and projected earnings and cash flows sufficient to support the carrying values of the net assets of their respective businesses.
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
In addition to our LaSalle investments, we invest, primarily through the JLL Spark Global Venture funds, in property technology funds and early-stage companies to improve our strategic position within the real estate technology landscape. We generally account for these investments at fair value. The fair value of these investments was $42.9 million and $18.7 million as of December 31, 2019, and 2018, respectively.
For limited partnerships in which we are a general partner, the entities are generally well-capitalized and grant the limited partners substantive participating rights, such as the right to replace the general partner without cause, to dissolve or liquidate the partnership, to approve the sale or refinancing of the principal partnership assets, or to approve the acquisition of principal partnership assets. We account for such general partner interests at fair value or under the equity method.

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
For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings. The fair value of these investments as of the balance sheet date is generally determined using NAV per share (or its equivalent), an unobservable input in the fair value hierarchy, provided by the investee. See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.
For investments in real estate ventures accounted for under the equity method, we maintain an investment account that is (i) increased by contributions made and by our share of net income earned by the real estate ventures, and (ii) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on the Consolidated Statements of Comprehensive Income as Equity earnings.
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
Impairment charges to write down the carrying value of the real estate assets underlying our investments are generally based on the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value. We recognize our proportionate share of such impairment within Equity earnings on the Consolidated Statements of Comprehensive Income.
See Note 5, Investments in Real Estate Ventures and Note 9, Fair Value Measurements for additional information on Investments in real estate ventures.
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") are an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and performance measures. All PSUs contain two performance conditions consisting of a pre-defined target based on the Company’s cumulative earnings per share and targets for strategic goals. For certain executives there is an additional performance measure, a market condition, based on total shareholder return ("TSR") against a peer group. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 150% of the target award, depending on the achievement of each performance condition. We determine the fair value of PSUs based on the (i) closing market price of our common stock on the grant date taking, (ii) the achievement probability for each performance condition, and (iii) the market condition valuation, as applicable, based on the output of Monte Carlo simulations. We periodically assess the achievement probability for performance conditions. Less than 10% of the unvested awards as of December 31, 2019 contained a market condition. Further, for awards with market conditions, the portion of the award subject to the market condition does not exceed 10%.
Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the Jones Lang LaSalle 2019 Stock Award and Incentive Plan ("SAIP"), are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions require application of certain elements of ASC Topic 718, Compensation - Stock Compensation, whereby the recognition of compensation expense for restricted stock unit awards granted to employees meeting the age plus service criteria is accelerated such that all expense is recognized by the time these employees are considered retirement eligible.

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
Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2019.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2019, in part due to the short-term nature of these contracts.
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
Finance leases are included in Property and equipment, net of accumulated depreciation, Short-term borrowings, and Other liabilities on our Consolidated Balance Sheets. Our finance leases do not represent a significant portion of our leasing activity.
See Note 11, Leases, for additional information on leases.
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
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2019, 2018 and 2017 we had net foreign currency transaction losses of $2.4 million, $4.1 million, and $4.8 million, respectively.
The effect of foreign currency exchange rate changes on Cash, cash equivalents and restricted cash is presented as a separate caption in the Consolidated Statements of Cash Flows.
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

New Accounting Standards
Recently adopted accounting guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. On January 1, 2019, we adopted ASU No. 2016-02, Leases (ASC Topic 842), on a modified retrospective basis under the optional transition method. Therefore, the application of the provisions of this ASU are effective January 1, 2019, and comparative periods are presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Additionally, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (i) our historical lease classification and assessments for expired and existing leases, and (ii) our historical accounting for initial direct costs for existing leases. We elected not to record on the Consolidated Balance Sheets any lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise.
We also elected to account for the non-lease components within our leases as part of the single lease component to which they are related. The most significant impact of the adoption of this ASU was an increase to the Consolidated Balance Sheets to reflect operating lease right-of-use assets and lease liabilities, which are primarily associated with our office leases around the world. Our accounting for finance leases was not materially impacted. See Note 11, Leases, for additional information on the impact of ASC 842 adoption.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual goodwill impairment test will require companies to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge when the carrying amount exceeds the fair value of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2019, and, as a result, will no longer apply Step 2 when performing the goodwill impairment test. This guidance had no impact on our financial statements and related disclosures.
Recently issued accounting guidance, not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. This ASU is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not permitted until years beginning after December 15, 2018. Adoption using the modified-retrospective approach is required.
In advance of our adoption, we have identified our financial assets and off-balance sheet credit exposures within the scope of this ASU and have substantially completed our analysis. Although the adoption will not have a material impact on our retained earnings as of January 1, 2020, or our financial statements thereafter, the adoption will impact our methodology of reserving for our Trade receivables and other receivable-related financial assets, including contract assets. We have evaluated our historical reserve balances and write-off activity and have developed an appropriate forward-looking process for adoption. The adoption will also impact the loan loss accrual for certain mortgage loans we originate, sell and retain the servicing rights.
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 when determining which implementation costs to capitalize as intangible assets. This ASU is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. This guidance will not have a material impact on our financial statements and related disclosures.

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
For segment reporting, (i) gross contract costs and (ii) net non-cash mortgage servicing rights ("MSR") and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses." Excluding these costs from revenue and expenses results in a net presentation which we believe more accurately reflects how we manage our expense base, operating margins and performance. Refer to Results of Operations, included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a full description of gross contract costs. In addition, our measure of segment results excludes Restructuring and acquisition charges.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity and (c) Restructuring and acquisition charges. As of December 31, 2019, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Global Chief Executive Officer	• Chief Executive Officers of each of our four business segments
• Global Chief Financial Officer	• Global Chief Executive Officer of Corporate Solutions
• Global Chief Administrative Officer	• Global Head of Capital Markets
• Global Co-Chief Executive Officers of JLL Technologies

Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Americas - Real Estate Services
Leasing	$1,960.5	1,754.1	1,510.1
Capital Markets	914.2	500.3	473.0
Property & Facility Management	5,607.9	5,142.2	4,503.5
Project & Development Services	1,689.6	1,301.7	1,242.8
Advisory, Consulting and Other	406.7	342.7	285.7
Revenue	10,578.9	9,041.0	8,015.1
Reimbursements	(5,857.8)	(5,164.7)	(4,648.5)
Revenue before reimbursements	4,721.1	3,876.3	3,366.6
Gross contract costs	(800.2)	(652.9)	(521.0)
Net non-cash MSR and mortgage banking derivative activity	(21.2)	(8.3)	(15.7)
Fee revenue	3,899.7	3,215.1	2,829.9
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	3,983.2	3,345.3	2,918.6
Depreciation and amortization	126.5	109.1	97.5
Segment operating expenses, excluding reimbursed expenses	4,109.7	3,454.4	3,016.1
Gross contract costs	(800.2)	(652.9)	(521.0)
Fee-based segment operating expenses	3,309.5	2,801.5	2,495.1
Segment operating income	$611.4	421.9	350.5
Equity earnings (losses)	1.7	0.8	(0.2)
Segment income	$613.1	422.7	350.3

EMEA - Real Estate Services
Leasing	$302.7	333.0	303.6
Capital Markets	411.9	464.1	465.1
Property & Facility Management	1,551.6	1,482.2	1,342.7
Project & Development Services	904.3	920.3	691.1
Advisory, Consulting and Other	300.2	295.4	272.5
Revenue	3,470.7	3,495.0	3,075.0
Reimbursements	(709.7)	(677.5)	(471.9)
Revenue before reimbursements	2,761.0	2,817.5	2,603.1
Gross contract costs	(1,104.2)	(1,108.0)	(1,038.7)
Fee revenue	1,656.8	1,709.5	1,564.4
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	2,670.9	2,689.7	2,507.9
Depreciation and amortization	43.1	50.8	44.6
Segment operating expenses, excluding reimbursed expenses	2,714.0	2,740.5	2,552.5
Gross contract costs	(1,104.2)	(1,108.0)	(1,038.7)
Fee-based segment operating expenses	1,609.8	1,632.5	1,513.8
Segment operating income	$47.0	77.0	50.6
Equity (losses) earnings	(1.0)	—	0.3
Segment income	$46.0	77.0	50.9

Continued: Summarized financial information by business segment is as follows.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Asia Pacific - Real Estate Services
Leasing	$260.8	285.0	238.2
Capital Markets	216.1	181.0	211.3
Property & Facility Management	2,205.2	2,158.4	1,975.1
Project & Development Services	527.6	447.0	410.6
Advisory, Consulting and Other	197.8	177.1	172.1
Revenue	3,407.5	3,248.5	3,007.3
Reimbursements	(1,377.2)	(1,369.2)	(1,347.9)
Revenue before reimbursements	2,030.3	1,879.3	1,659.4
Gross contract costs	(950.5)	(829.6)	(650.7)
Fee revenue	1,079.8	1,049.7	1,008.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	1,876.6	1,743.0	1,520.1
Depreciation and amortization	26.4	23.2	22.1
Segment operating expenses, excluding reimbursed expenses	1,903.0	1,766.2	1,542.2
Gross contract costs	(950.5)	(829.6)	(650.7)
Fee-based segment operating expenses	952.5	936.6	891.5
Segment operating income	$127.3	113.1	117.2
Equity earnings	2.3	2.0	3.2
Segment income	$129.6	115.1	120.4

LaSalle
Advisory fees	$326.4	276.7	265.5
Transaction fees & other	61.3	41.4	33.4
Incentive fees	138.4	215.8	56.9
Revenue	526.1	533.9	355.8
Reimbursements	(7.9)	(17.5)	(17.5)
Revenue before reimbursements	518.2	516.4	338.3
Gross contract costs	(15.3)	(4.5)	(5.1)
Fee revenue	502.9	511.9	333.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	397.7	379.7	277.0
Depreciation and amortization	6.4	3.0	3.0
Segment operating expenses, excluding reimbursed expenses	404.1	382.7	280.0
Gross contract costs	(15.3)	(4.5)	(5.1)
Fee-based segment operating expenses	388.8	378.2	274.9
Segment operating income	$114.1	133.7	58.3
Equity earnings	33.3	30.0	41.1
Segment income	$147.4	163.7	99.4

	Year Ended December 31,
(in millions)	2019	2018	2017
Segment Reconciling Items
Fee revenue	$7,139.2	6,486.2	5,736.2
Gross contract costs	2,870.2	2,595.0	2,215.5
Net non-cash MSR and mortgage banking derivative activity	21.2	8.3	15.7
Revenue before reimbursements	10,030.6	9,089.5	7,967.4
Reimbursements	7,952.6	7,228.9	6,485.8
Revenue	$17,983.2	16,318.4	14,453.2
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$9,130.8	8,343.8	7,390.8
Reimbursed expenses	7,952.6	7,228.9	6,485.8
Total segment operating expenses before restructuring and acquisition charges	$17,083.4	15,572.7	13,876.6
Operating income before restructuring and acquisition charges	$899.8	745.7	576.6
Restructuring and acquisition charges	184.4	38.8	30.7
Operating income	$715.4	706.9	545.9

Identifiable assets by segment are those assets used by, or result from, each segment's business. Corporate assets are principally cash and cash equivalents, software, and computer hardware. The following table reconciles segment identifiable assets and investments in real estate ventures to consolidated amounts.

	12/31/2019		12/31/2018
($ in millions)	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES	IDENTIFIABLE ASSETS	INVESTMENTS IN REAL ESTATE VENTURES
Real Estate Services:
Americas	$8,256.4	23.9	$5,288.9	17.0
EMEA	2,658.4	2.4	2,325.4	3.5
Asia Pacific	1,642.8	13.3	1,437.3	11.9
LaSalle	774.5	321.7	666.8	305.8
Corporate	340.5	42.9	307.1	18.7
Consolidated	$13,672.6	404.2	$10,025.5	356.9

The table below reconciles segment property and equipment expenditures to consolidated expenditures.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Real Estate Services:
Americas	$135.6	109.1	62.6
EMEA	41.6	39.0	44.5
Asia Pacific	43.4	25.4	20.3
LaSalle	7.6	3.0	1.2
Corporate	38.8	32.5	25.1
Total capital expenditures (1)	$267.0	209.0	153.7

(1) Included in total capital expenditures for the years ended December 31, 2019, 2018 and 2017, were $79.2 million, $47.1 million, and $2.3 million, respectively, related to acquisition of investment properties by less than wholly-owned consolidated VIEs.

The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE			TOTAL ASSETS
	Year Ended December 31,			December 31,
($ in millions)	2019	2018	2017	2019	2018
United States dollar	$10,054.9	8,523.8	7,572.1	$9,015.7	5,866.4
British pound	1,514.8	1,526.3	1,447.3	1,320.0	1,187.3
Euro	1,507.7	1,527.1	1,244.8	984.7	932.2
Australian dollar	924.5	916.7	909.7	323.3	291.6
Indian rupee	651.8	580.4	516.2	372.4	317.5
Hong Kong dollar	533.8	487.2	450.0	218.5	187.1
Chinese yuan	505.9	505.5	439.7	207.2	190.4
Canadian dollar	435.5	390.5	333.4	194.3	172.0
Japanese yen	349.4	285.2	238.2	146.8	96.4
Singapore dollar	309.2	458.7	268.0	217.3	236.5
Other currencies	1,195.7	1,117.0	1,033.8	672.4	548.1
	$17,983.2	16,318.4	14,453.2	$13,672.6	10,025.5

We face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries represented approximately 5% and 6% of our total assets as of December 31, 2019 and 2018, respectively.

4.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
During 2019, we completed four new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Latitude Real Estate Investors	Q1	United States	LaSalle
Corporate Concierge Services	Q1	United States	Property & Facilities Management
HFF, Inc.	Q3	United States	Capital Markets
Peloton Commercial Real Estate	Q4	United States	Leasing
Acquisition of HFF, Inc. ("HFF")
On July 1, 2019, we completed the acquisition of HFF, a public commercial real estate financial intermediary providing real estate and capital markets services. The acquisition of HFF, regarded as one of the premier capital markets advisors in the industry, greatly enhances our existing capital markets services, significantly expands our client reach and aligns with our strategy to grow the capital markets business line. The existing HFF operations were predominantly within the U.S. along with one office in the UK. The following table details the total consideration transferred.

(in millions)	Amount
Cash consideration (1)	$1,029.5
Share consideration (2)	809.2
JLL RSUs issued to replace unvested HFF RSUs (3)	32.0
Total consideration	$1,870.7
(1) Exclusive of $262.8 million cash and $5.8 million of restricted cash acquired.
(2) Represents the fair value of JLL common stock issued to then-HFF stockholders.
(3) Represents the allocation of expense to the pre-combination period; included within APIC.

The cash and share consideration transferred were used to purchase all outstanding shares of HFF Class A common stock. We financed the cash portion of the purchase price with cash on hand and borrowings under our existing $2.75 billion unsecured revolving credit facility (the "Facility"). For acquisition related costs refer to Note 12, Restructuring and Acquisition Charges. The successor to HFF in the merger acquisition is operating as a wholly-owned subsidiary of JLL and conducts business as JLL. Our Consolidated Statements of Comprehensive Income for the year ended December 31, 2019, includes revenue of $392.3 million and operating income of $86.7 million related to the post-acquisition operations of HFF. Consistent with our presentation of segment operating income, this operating income figure excludes Restructuring and acquisition charges.
The following table presents the allocation of acquisition consideration to the tangible and intangible assets acquired and liabilities assumed of HFF based on their estimated fair values. The excess purchase price over the estimated fair value of net assets acquired was recorded to goodwill. The goodwill relating to this acquisition is primarily attributable to assembled workforce and synergies. We have completed our analysis to assign fair values to all tangible and intangible assets and liabilities acquired and assumed except for tax-related accounts, however, we do not anticipate material changes to the amounts presented below. We expect to complete the purchase price allocation in advance of, but not later than, one year from the acquisition date.

Description (in millions)	July 1, 2019
Total acquisition consideration	$1,870.7

Assets
Cash and cash equivalents	$262.8
Trade receivables, net	14.8
Warehouse receivables (face amount of $766.0)	794.1
Prepaid & other current assets	33.5
Property and equipment	18.9
Operating lease right-of-use assets	65.3
Identified intangibles	349.9
Other assets	38.4
Total assets	$1,577.7
Liabilities
Accounts payable and accrued liabilities	$26.7
Accrued compensation & benefits	55.8
Warehouse facilities	766.0
Other current liabilities (includes short-term operating lease liabilities)	63.2
Deferred tax liabilities, net	92.3
Long-term operating lease liabilities	55.6
Other liabilities	45.1
Total liabilities	$1,104.7
Net assets	$473.0
Goodwill	$1,397.7

The following table provides unaudited pro forma results of operations assuming the acquisition of HFF occurred as of January 1, 2018.

	Year ended December 31,
(in millions)	2019	2018
Revenue	$18,308.6	16,992.1
Net income attributable to common shareholders	611.6	514.1

These unaudited pro forma results of operations include adjustments for intangible amortization based on our current estimate of the fair value of identifiable intangibles acquired and their associated useful lives as well an adjustment to interest expense based on our estimate of interest that would have been incurred on the additional credit facility draw had these acquisitions occurred on January 1, 2018. A blended federal and state statutory tax rate of 27% has been assumed for the pro forma adjustments. These estimated adjustments, net of tax, were $39.6 million and $86.0 million, respectively, for the years ended December 31, 2019 and 2018. The unaudited pro forma adjustments are subject to change within the measurement period because of the fair value assessments these adjustments are based on are not finalized. In addition, these unaudited pro forma results do not reflect the cost of integration activities or benefits that may result from potential synergies derived from the acquisition. Accordingly, these unaudited pro forma results of operations are not necessarily indicative of what results would have been had we acquired HFF on January 1, 2018, nor indicative of our future operating results.
The following is a summary of the preliminary estimate of the finite-lived intangible assets acquired in connection with the HFF acquisition.

Intangible Asset Class ($ in millions)	Weighted Average Useful Life	Fair Value at Acquisition Date
Mortgage servicing rights (MSRs)	6.2 years	$156.7
Other identified intangibles[1]	6.0 years	193.2
Total finite-lived intangibles acquired		$349.9
1 Predominantly relates to customer relationships.
Other 2019 Business Combinations Activity
Aggregate terms of our acquisitions, other than HFF, included: (i) cash paid at closing of $40.4 million (net of $3.8 million in cash acquired), (ii) guaranteed deferred consideration of $17.0 million and (iii) contingent earn-out consideration of $5.0 million, payable upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration for these other acquisitions resulted in goodwill of $62.8 million, identifiable intangibles of $12.7 million, other net liabilities (assumed liabilities less acquired assets) of $4.7 million, and redeemable noncontrolling interest of $8.4 million. As of December 31, 2019, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our other 2019 acquisitions during respective open measurement periods.
During the year ended December 31, 2019, we also paid $104.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Of the $1,460.5 million of total additions to goodwill in 2019, we expected to amortize and deduct $25.4 million for tax purposes as of December 31, 2019, subject to statutory amortization periods.
2018 Business Combinations Activity
During the year ended December 31, 2018, we completed six new strategic acquisitions: four located in the Americas, one located in EMEA and one located in APAC.
Aggregate terms of these acquisitions included: (i) cash paid at closing of $101.3 million, (ii) guaranteed deferred consideration of $3.9 million and (iii) contingent earn-out consideration of $11.6 million recorded at their respective acquisition date fair value, which we will pay upon satisfaction of certain performance conditions.
As of December 31, 2018, a preliminary allocation of this purchase consideration resulted in goodwill of $60.8 million, identifiable intangibles of $57.1 million, and other net liabilities (assumed liabilities less acquired assets) of $1.1 million. As of December 31, 2019, the purchase price allocations for our 2018 acquisitions was final.
During the year ended December 31, 2019, we made adjustments to the preliminary allocation of the purchase consideration for certain acquisitions completed in 2018 during their respective open measurement periods. These adjustments resulted in a $1.0 million increase to goodwill, a $0.5 million increase to intangibles and a $1.5 million adjustment to other net liabilities.

During the year ended December 31, 2018, we also paid $72.3 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. In addition, we paid $1.5 million to acquire the final portion of the redeemable noncontrolling interest related to our 2014 acquisition of Tenzing AB, a Swedish real estate services provider.
Of the $60.8 million of total additions to goodwill in 2018, we expected to amortize and deduct $35.5 million for tax purposes as of December 31, 2018, subject to statutory amortization periods.
Earn-Out Payments

($ in millions)	December 31, 2019	December 31, 2018
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	44	54
Maximum earn-out payments (undiscounted)	$268.9	407.3
Short-term earn-out liabilities (fair value)[1]	53.9	50.9
Long-term earn-out liabilities (fair value)[1]	94.5	141.1
1Included in Short-term and Long-term acquisition obligations on the Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next six years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2019 consisted of: (i) goodwill of $4,168.2 million, (ii) identifiable intangibles of $632.6 million amortized over their remaining finite useful lives and (iii) $50.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, the annual movements in goodwill.

($ in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2017	$1,412.2	957.6	323.0	16.5	$2,709.3
Additions, net of adjustments	42.0	1.9	8.7	6.4	59.0
Dispositions	—	—	(3.9)	—	(3.9)
Impact of exchange rate movements	(2.2)	(52.7)	(11.0)	(0.7)	(66.6)
Balance as of December 31, 2018	1,452.0	906.8	316.8	22.2	2,697.8
Additions, net of adjustments	1,424.4	1.6	—	35.5	1,461.5
Dispositions	—	(4.4)	—	—	(4.4)
Impact of exchange rate movements	1.2	11.9	0.8	(0.6)	13.3
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2

The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
($ in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2017	$241.8	117.0	88.8	23.3	—	$470.9
Additions, net of adjustments (1)	49.9	9.1	0.3	3.8	43.9	107.0
Adjustment for fully amortized intangibles	(25.5)	(36.2)	(1.7)	(1.0)	—	(64.4)
Impact of exchange rate movements	—	0.1	(4.3)	(2.6)	—	(6.8)
Balance as of December 31, 2018	266.2	90.0	83.1	23.5	43.9	506.7
Additions, net of adjustments (1)	247.6	196.7	0.1	—	9.6	454.0
Adjustment for fully amortized intangibles	(33.4)	(0.6)	(28.1)	(2.0)	—	(64.1)
Impairments	—	(0.5)	—	—	—	(0.5)
Impact of exchange rate movements	—	0.1	0.8	(0.1)	0.5	1.3
Balance as of December 31, 2019	$480.4	285.7	55.9	21.4	54.0	$897.4

Accumulated Amortization
Balance as of December 31, 2017	$(55.1)	(61.3)	(43.1)	(6.4)	—	$(165.9)
Amortization expense, net (2)	(42.8)	(14.0)	(12.8)	(2.6)	—	(72.2)
Adjustment for fully amortized intangibles	25.5	36.2	1.7	1.0	—	64.4
Impact of exchange rate movements	—	0.3	2.4	1.2	—	3.9
Balance as of December 31, 2018	(72.4)	(38.8)	(51.8)	(6.8)	—	(169.8)
Amortization expense, net (2)	(65.0)	(30.7)	(9.5)	(1.9)	(2.7)	(109.8)
Adjustment for fully amortized intangibles	33.4	0.6	28.1	2.0	—	64.1
Impairments	—	0.5	—	—	—	0.5
Impact of exchange rate movements	—	0.1	0.1	—	—	0.2
Balance as of December 31, 2019	$(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	$(214.8)

Net book value as of December 31, 2019	$376.4	217.4	22.8	14.7	51.3	$682.6

(1) Included in this amount for MSRs was $16.6 million and $11.4 million for 2019 and 2018, respectively, relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 4.4 years and 3.5 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2019, is presented in the following table.

($ in millions)	MSRs	Other Intangibles	Total
2020	$65.4	56.6	$122.0
2021	61.2	48.6	109.8
2022	53.2	42.9	96.1
2023	46.1	40.5	86.6
2024	38.5	36.2	74.7
Thereafter	112.0	31.4	143.4
Total	$376.4	256.2	$632.6

5.	INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2019 and 2018, we had Investments in real estate ventures of $404.2 million and $356.9 million, respectively.
Approximately 90% of our investments, as of December 31, 2019, are in 46 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. These also include investments by JLL Spark in property technology funds and early-stage companies. The remaining 10% of our Investments in real estate ventures, as of December 31, 2019, were attributable to investment vehicles that use our capital and outside capital generally provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $314.7 million as of December 31, 2019, of which $60.4 million relates to our commitment to LIC II.
Our investments in real estate ventures include investments in entities classified as VIEs, which we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $65.5 million and $37.0 million as of December 31, 2019 and 2018, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.
Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
($ in millions)	2019	2018
Property and equipment, net	$126.3	48.5
Investments in real estate ventures	13.2	14.0
Other assets	14.3	4.4
Total assets	$153.8	66.9
Other current liabilities	$3.2	0.9
Mortgage indebtedness (included in Other liabilities)	69.7	28.2
Total liabilities	72.9	29.1
Members' equity (included in Noncontrolling interest)	80.9	37.8
Total liabilities and members' equity	$153.8	66.9

	Year Ended December 31,
($ in millions)	2019	2018	2017
Revenue	$7.6	5.8	5.9
Operating and other expenses	(8.6)	(5.1)	(4.2)
Gain on sale of investment	—	2.0	—
Net (loss) income	$(1.0)	2.7	1.7

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on the Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income, respectively.

The following tables summarize the combined financial information for our unconsolidated real estate ventures accounted for under equity method or at fair value.

		December 31,
($ in millions)		2019	2018
Balance Sheets:
Investments in real estate, net of depreciation		$22,006.6	13,217.7
Total assets		24,784.8	15,561.2
Mortgage indebtedness		7,345.1	4,968.0
Other borrowings		1,118.2	561.7
Total liabilities		9,853.9	6,155.8
Total equity		14,930.9	9,405.4

	Year Ended December 31,
($ in millions)	2019	2018	2017
Statements of Operations:
Revenue	$1,247.6	1,199.5	1,319.0
Net income	831.2	1,046.3	895.7

Impairment
There were no significant impairment charges on properties held by our investments which were other-than-temporarily impaired during the each of the years in the three-year period ended December 31, 2019.
Fair Value
Based upon elections made at the date of investment, we report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Fair value investments as of January 1,	$247.3	242.3	212.7
Investments	144.9	55.2	33.5
Distributions	(101.7)	(63.8)	(37.1)
Change in fair value	35.3	13.9	28.1
Foreign currency translation adjustments, net	2.8	(0.3)	5.1
Fair value investments as of December 31,	$328.6	247.3	242.3

See Note 9, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

6.	STOCK-BASED COMPENSATION
The SAIP provides for the granting of various stock awards to eligible employees of JLL. Such awards have historically been solely RSUs and generally have vested in three years. In 2018, we issued PSUs for the first time to certain employees, including our GEB members, under the SAIP. PSU awards generally vest in three years, subject to performance and, for certain awards, market conditions. The increase in stock-based compensation awards, specifically PSUs, reflects an enhanced focus towards increasing long-term compensation as a proportion of overall compensation for our senior leaders.
There were approximately 1.4 million shares available for grant under the SAIP as of December 31, 2019. We also have a stock-based compensation plan for our UK-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods.
Stock-based compensation expense, excluding expense related to HFF retention awards issued in conjunction with the HFF acquisition, is included within Compensation and benefits expense on the Consolidated Statements of Comprehensive Income. The expense related to HFF retention awards issued in conjunction with the HFF acquisition is included within Restructuring and acquisition charges. Stock-based compensation expense by award type is presented below.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Restricted stock unit awards	$61.6	22.4	23.8
Performance stock unit awards	13.6	3.2	—
SAYE	1.2	1.3	1.4
Total	$76.4	26.9	25.2

The increase in restricted stock unit award expense in 2019 was due to expense from the awards issued to HFF employees in conjunction with the HFF acquisition, primarily related to retention awards.
Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2016	750.9	—	750.9	$113.97
Granted	188.4	—	188.4	119.08
Vested	(186.5)	—	(186.5)	99.23
Forfeited	(25.1)	—	(25.1)	117.07
Unvested as of December 31, 2017	727.7	—	727.7	118.96	1.24
Granted	176.6	100.6	277.2	156.13
Vested	(292.5)	—	(292.5)	125.01
Forfeited	(52.2)	(7.5)	(59.7)	131.84
Unvested as of December 31, 2018	559.6	93.1	652.7	131.32	2.02
Granted	1,298.0	196.5	1,494.5	141.06
Vested	(287.7)	—	(287.7)	116.32
Forfeited	(37.6)	(2.8)	(40.4)	137.49
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39

During the year ended December 31, 2019, we granted 1,111.3 thousand shares of RSU awards to HFF employees in conjunction with the HFF acquisition. Of this total, 474.3 thousand shares represented grants to replace existing unvested HFF RSUs as of the acquisition date, while 637.0 thousand represented awards granted for retention of HFF employees.
As of December 31, 2019, we had $134.9 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over varying periods into 2023; $84.0 million relates to the awards issued in conjunction with the HFF acquisition.

Shares vested during the years ended December 31, 2019, 2018 and 2017, had grant date fair values of $33.5 million, $43.3 million, and $18.5 million, respectively. Shares granted during the years ended December 31, 2019, 2018 and 2017 had grant date fair values of $210.8 million, $36.5 million and $22.4 million, respectively.
Other Stock-Based Compensation Programs
As previously discussed, we also maintain the SAYE plan for our UK-based employees. There were approximately 271 thousand shares available for grant under the SAYE plan as of December 31, 2019.
Options activity under the SAYE plan is presented in the following table.

	Year Ended December 31,
(options in thousands)	2019	2018	2017
Options granted	—	—	85
Exercise price - options granted	$—	$—	$90.97

Options exercised	17	19	28
Weighted average exercise price	$160.41	$142.96	$121.70

The fair values of options granted under the SAYE plan are amortized over their respective vesting periods. There were approximately 69 thousand, 97 thousand, and 133 thousand options outstanding under the SAYE plan as of December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended December 31,
($ in millions)	2019	2018	2017
Employer contributions (US employees)	$37.1	28.8	27.8
Employer contributions (non-US employees)	35.2	30.7	25.5

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

	Year Ended December 31,
($ in millions)	2019	2018
Projected benefit obligation	$421.6	365.6
Fair value of plan assets	432.3	384.3
Funded status and net amount recognized	10.7	18.7

Accumulated benefit obligation	$421.2	365.6

Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
($ in millions)	2019	2018
Pension assets (included in Other assets)	$23.2	25.2
Pension liabilities (included in Other liabilities)	(12.5)	(6.5)
Net asset recognized	$10.7	18.7

Accumulated other comprehensive loss	$103.8	84.7

Net periodic pension cost (benefit) was not material for the years ended December 31, 2019, 2018, and 2017.

8.	INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
($ in millions)	2019	2018	2017
U.S. federal:
Current	$38.2	39.8	12.2
Noncurrent	0.7	35.7	122.2
Deferred	(12.9)	(20.1)	(23.7)
	$26.0	55.4	110.7
State and Local:
Current	$15.1	12.5	5.4
Noncurrent	—	7.5	19.1
Deferred	(7.0)	(5.0)	(5.0)
	$8.1	15.0	19.5
International:
Current	$156.9	145.3	141.2
Deferred	(31.3)	(1.4)	(15.1)
	$125.6	143.9	126.1
Total	$159.7	214.3	256.3

Our income taxes between 2017 and 2019 were impacted by tax legislation enacted in the United States in December 2017, commonly known as the Tax Cuts and Jobs Act ("the Act"), and by interpretive regulatory guidance issued through December 2019. The Act brought significant changes to the U.S. corporate income tax system, including (i) a federal corporate rate reduction from 35% to 21%; (ii) transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a "transition tax" payable over an eight year period for those foreign earnings not previously taxed in the U.S.; (iii) limitations on the deductibility of interest expense and executive compensation; (iv) creation of a new minimum tax otherwise known as the Base Erosion Anti-Abuse Tax; and (v) a requirement that Global Intangible Low-Taxed Income earned by foreign subsidiaries be included in U.S. taxable income.

In the fourth quarter of 2017, we recorded $125.9 million for the provisional expense. This reflected our estimation of the transition tax based upon the statute and its legislative history, together with an estimation of the deferred income tax consequences of the change in the U.S. federal income tax rate.
In 2018, the U.S. Internal Revenue Service ("IRS") and the U.S. Treasury Department issued notices, proposed regulations and finalized regulations which provided interpretive guidance to taxpayers on the Act. Most significantly to our position, proposed regulations issued in November 2018 provided guidance on the application of the foreign tax credit to the transition tax. For U.S. tax purposes, our foreign subsidiaries have a November 30 fiscal year end. Under the proposed regulations, the foreign tax credit limitation computation for those subsidiaries was less favorable than we originally concluded. The additional $47.0 million expense recorded in the fourth quarter of 2018 reflected (i) the additional transition tax made clear by the proposed regulations on foreign tax credits issued in November 2018 and (ii) an adjustment to the deferred tax consequences based upon the filing of our 2017 U.S. income tax return in October 2018.
In 2019, the IRS and the U.S. Treasury Department issued further proposed and final regulations interpreting various provisions of the Act, specifically the transition tax and the foreign tax credits creditable against it. In addition, some U.S. states issued guidance on the application of the provisions of the Act to their state income tax codes. Accordingly, we recorded $4.3 million of adjustments to lower our existing provisions in the fourth quarter of 2019.
With respect to the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, we treat any associated income tax as a period cost such that we will record an expense provision for any year we are subject to the taxes. Accordingly, we have included provisions in 2019 and 2018 tax expense to reflect the estimated impact of these taxes.
In 2019 and 2018, our current tax expense increased by $0.3 million and $22.2 million, respectively, and our deferred tax expense reduced by a corresponding amount, due to the generation of net operating loss carryovers. In 2017, our current tax expense was decreased by $3.0 million due to the utilization of net operating loss carryovers.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2019		2018		2017
Income tax expense at statutory rates	$146.5	21.0%	$148.3	21.0%	$187.5	35.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	8.9	1.3	2.8	0.4	(0.1)	—
Amortization of goodwill and other intangibles	(3.7)	(0.5)	(3.4)	(0.5)	(6.7)	(1.3)
Nondeductible expenses	18.9	2.7	14.6	2.1	7.0	1.3
International earnings taxed at various rates	(8.7)	(1.3)	(21.1)	(3.0)	(69.0)	(12.9)
Valuation allowances	7.2	1.0	12.4	1.8	5.8	1.1
Transition tax and deferred tax due to U.S. tax reform	(4.3)	(0.6)	47.0	6.7	125.9	23.5
Other, net	(5.1)	(0.7)	13.7	1.9	5.9	1.1
Total	$159.7	22.9%	$214.3	30.4%	$256.3	47.8%

With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 66 had income tax rates lower than the combined U.S. federal and state income tax rate in 2019.

In defining "very low tax rate jurisdictions", we consider effective tax rates which applied in 2019 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. In the aggregate, these very low rate jurisdictions contributed substantially all of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2019.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
($ in millions)	2019	2018	2017
Domestic	$145.9	101.3	62.7
International	551.7	604.7	473.1
Total	$697.6	706.0	535.8

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
($ in millions)	2019	2018
Deferred tax assets attributable to:
Accrued expenses	$268.3	216.0
U.S. federal and state loss and credit carryovers	26.5	24.1
Allowances for uncollectible accounts	20.2	17.5
International loss carryovers	141.5	142.5
Pension liabilities	20.3	17.7
Other	15.6	11.6
Deferred tax assets	492.4	429.4
Less: valuation allowances	(70.4)	(79.2)
Net deferred tax assets	$422.0	350.2

Deferred tax liabilities attributable to:
Property and equipment	$11.5	14.2
Intangible assets	244.8	132.2
Income deferred for tax purposes	12.9	5.9
Investment in real estate ventures	3.9	8.0
Other	9.5	12.6
Deferred tax liabilities	$282.6	172.9
Net deferred taxes	$139.4	177.3

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes, and potentially an amount of gain taxation which is not presently determinable.

As of December 31, 2019, we had an available U.S. federal net operating loss carryover of $49.8 million from an acquired company, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2020. We have U.S. state net operating loss carryovers with a tax effect of $16.1 million, which expire at various dates through 2039, and international net operating loss carryovers of $691.3 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2018 to 2019 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2019, we believe it is more-likely-than-not the net deferred tax assets of $139.4 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2019, we reduced valuation allowances by $10.7 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $7.4 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of the movement in valuation allowances comparing December 31, 2019 to December 31, 2018 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2019, our net current receivable for income tax was $4.4 million, consisting of a current receivable of $235.3 million and current payable of $230.9 million, and our net noncurrent liability was $152.2 million, entirely a noncurrent payable. As of December 31, 2018, our net current payable for income tax was $59.1 million, consisting of a current receivable of $156.2 million and a current payable of $215.3 million, and our net noncurrent liability was $171.2 million, entirely a noncurrent payable.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and 78 other countries. Generally, the Company's open tax years include those from 2015 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2019, we were under examination in Hungary, Saudi Arabia, Spain, Australia, China, India, Indonesia, the Philippines and Thailand; in the U.S., we were under examination in the states of Massachusetts and New York.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

($ in millions)	2019	2018
Balance as of January 1	$62.7	49.4
Additions based on tax positions related to the current year	1.4	8.3
Increase related to tax positions of prior years	24.3	5.0
Settlements with taxing authorities	(10.2)	—
Balance as of December 31	$78.2	62.7

We believe it is reasonably possible that matters for which we have recorded $32.0 million of unrecognized tax benefits as of December 31, 2019, will be resolved during 2020. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2019, 2018, and 2017 we recognized $0.1 million, $1.6 million, and $1.1 million respectively, in interest expense and no penalties. We had approximately $1.8 million, $4.4 million and $2.8 million of accrued interest related to income taxes as of December 31, 2019, 2018, and 2017 respectively.

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
We estimated the fair value of our Long-term debt as $685.9 million and $671.4 million as of December 31, 2019 and 2018, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $664.6 million and $671.5 million as of December 31, 2019 and 2018, respectively, which included debt issuance costs of $3.1 million and $3.7 million, respectively.
Investments in Real Estate Ventures at Fair Value - Net Asset Value ("NAV")
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings.
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2019 and 2018, investments in real estate ventures at fair value using NAV were $224.8 million and $191.2 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2019			2018
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$69.4	—	34.4	44.6	—	11.5
Foreign currency forward contracts receivable	—	10.5	—	—	6.5	—
Warehouse receivables	—	527.1	—	—	331.2	—
Deferred compensation plan assets	—	349.9	—	—	258.2	—
Mortgage banking derivative assets	—	—	36.1	—	—	32.4
Total assets at fair value	$69.4	887.5	70.5	44.6	595.9	43.9
Liabilities
Foreign currency forward contracts payable	$—	4.4	—	—	8.6	—
Deferred compensation plan liabilities	—	346.1	—	—	251.8	—
Earn-out liabilities	—	—	148.5	—	—	192.0
Mortgage banking derivative liabilities	—	—	25.9	—	—	26.1
Total liabilities at fair value	$—	350.5	174.4	—	260.4	218.1

Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. The carrying value is deemed to approximate the fair value of these investments due to the proximity of the investment date to the balance sheet date as well as investee-level performance updates.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on the Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. As of December 31, 2019 and 2018, these contracts had a gross notional value of $2.30 billion ($1.05 billion on a net basis) and $1.99 billion ($0.84 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $10.5 million asset as of December 31, 2019 was composed of gross contracts with receivable positions of $10.6 million and payable positions of $0.1 million. The $4.4 million liability position as of December 31, 2019 was composed of gross contracts with receivable positions of $0.8 million and payable positions of $5.2 million. As of December 31, 2018, the $6.5 million asset was composed of gross contracts with receivable positions of $6.7 million and payable positions of $0.2 million. The $8.6 million liability position as of December 31, 2018, was composed of gross contracts with receivable positions of $0.6 million and payable positions of $9.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2019 and 2018, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2019 as Deferred compensation plan assets of $349.9 million, long-term deferred compensation plan liabilities of $346.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2018 as Deferred compensation plan assets of $258.2 million, long-term deferred compensation plan liabilities of $251.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.8 million.
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

($ in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of December 31, 2019
Investments in real estate ventures	$11.5	0.8	—	22.9	(0.8)	34.4
Mortgage banking derivative assets and liabilities, net	6.3	(28.8)	—	92.6	(59.9)	10.2
Earn-out liabilities	192.0	27.2	(1.5)	4.9	(74.1)	148.5

($ in millions)	Balance as of December 31, 2017	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements[2]	Balance as of December 31, 2018
Investments in real estate ventures	$—	—	—	11.5	—	11.5
Mortgage banking derivative assets and liabilities, net	8.7	1.1	—	70.4	(73.9)	6.3
Earn-out liabilities	227.1	7.4	(4.0)	11.6	(50.1)	192.0

1 CTA: Currency translation adjustments
2 In 2018, earn-out liabilities of $9.1 million were reclassified to guaranteed deferred acquisition obligations.
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three-year period ended December 31, 2019. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

	December 31,
($ in millions)	2019	2018
Short-term borrowings:
Local overdraft facilities	$44.8	17.0
Other short-term borrowings	75.3	15.7
Total short-term borrowings	120.1	32.7
Credit facility, net of debt issuance costs of $12.3 and $15.9	512.7	(15.9)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.2 and $1.5	273.8	273.5
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.9 and $1.1	195.4	199.0
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.0 and $1.1	195.4	199.0
Total debt	$1,297.4	688.3

Credit Facility
Our $2.75 billion unsecured revolving credit facility (the "Facility") matures on May 17, 2023. Pricing on the Facility ranges from three-month LIBOR plus 0.875% to 1.35%, with pricing as of December 31, 2019, at LIBOR plus 1.00%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.8 million and $8.6 million as of December 31, 2019 and 2018, respectively.
The following table provides additional information on our Facility.

	Twelve months ended December 31,
($ in millions)	2019	2018
Average outstanding borrowings under the Facility	$851.6	364.1
Effective interest rate on the Facility	3.0%	2.9%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $87.1 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of December 31, 2019, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2019.

Warehouse Facilities

	December 31, 2019		December 31, 2018
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.15%, expires September 21, 2020 (1)	$104.4	375.0	217.3	375.0
LIBOR plus 1.15%, expires September 19, 2020 (2)	184.8	775.0	82.9	775.0
LIBOR plus 1.15%, expires August 31, 2020 (3)	11.4	100.0	—	100.0
Fannie Mae ASAP program, LIBOR plus 1.15% (4)	53.6	n/a	18.9	n/a
LIBOR plus 1.25%	151.6	1,000.0	—	—
LIBOR plus 1.25%	11.0	175.0	—	—
Gross warehouse facilities	516.8	2,425.0	319.1	1,250.0
Debt issuance costs	(0.9)	n/a	(1.2)	n/a
Total warehouse facilities	$515.9	2,425.0	317.9	1,250.0

(1) In 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 23, 2019 and an interest rate of LIBOR plus 1.3%.
(2) In 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of September 20, 2019 and an interest rate of LIBOR plus 1.25%.
(3) In 2019, JLL extended the Warehouse facility and negotiated a decrease to the interest rate; previously, the facility had a maturity date of August 31, 2019 and an interest rate of LIBOR plus 1.3%.
(4) In 2019, JLL negotiated a decrease to the interest rate; previously, the facility had an interest rate of LIBOR plus 1.30% to 1.45%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of December 31, 2019.
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
For the year ended December 31, 2019, operating lease expense was $170.5 million; variable and short-term lease expense was $33.3 million. In addition, $310.7 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the year ended December 31, 2019.
As of December 31, 2019, our total commitments related to finance leases was $11.8 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2019, in accordance with ASC Topic 842, are presented in the table below.

(in millions)	ASC 842
2020	$181.6
2021	169.5
2022	137.8
2023	113.8
2024	91.7
Thereafter	342.2
Total future minimum lease payments	$1,036.6
Less imputed interest	132.0
Total	$904.6

Other information related to operating leases was as follows.

December 31, 2019
Weighted Average Remaining Lease Term	7.4 years
Weighted Average Discount Rate	3.6%

Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2018, in accordance with ASC Topic 840, are presented in the table below.

(in millions)	ASC 840
2019	$167.8
2020	153.1
2021	132.3
2022	99.4
2023	81.0
Thereafter	257.3
Total future minimum lease payments	$890.9

Total rent expense, including office space and other rentals was $195.3 million and $197.3 million for the years ended December 31, 2018 and 2017, respectively.

12.	TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements is revenue of $490.0 million, $447.8 million, and $231.3 million for 2019, 2018 and 2017, respectively, as well as receivables of $75.9 million and $146.5 million as of December 31, 2019 and 2018, respectively, related to transactions with affiliates. These amounts primarily relate to transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table. Such amounts are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.

	December 31,
($ in millions)	2019	2018
Loans related to co-investments (1)	$14.1	13.8
Advances, travel and other (2)	255.6	202.5
Total	$269.7	216.3

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
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on the Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $37.7 million and $40.6 million as of December 31, 2019 and 2018, respectively, and are included in Notes and other receivables and Long-term receivables on the Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

($ in millions)
December 31, 2016	$7.3
New claims	21.0
Prior year claims adjustments	1.4
Claims paid	(3.0)
December 31, 2017	26.7
New claims	3.5
Prior year claims adjustments	20.5
Claims paid	(7.6)
December 31, 2018	43.1
New claims	0.1
Prior year claims adjustments	(2.9)
Claims paid	(2.2)
December 31, 2019	$38.1

As a lender in the Fannie Mae DUS program, we retain a portion of the risk of loss for loans we originate and sell under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, our share of losses is capped at 20% of the principal balance of the mortgage at origination. As of December 31, 2019 and 2018, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $9.7 billion and $8.4 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recorded as an increase in Revenue on the Statements of Comprehensive Income. Quarterly, we perform an analysis of the servicing portfolio with loss-sharing obligations to determine estimated probable losses. If estimated probable losses exceed the existing unamortized guarantee obligation, we record an expense to increase the loan loss accrual for this difference. As of December 31, 2019 and 2018, loan loss accruals were $20.6 million and $17.5 million, respectively, and are included in Other liabilities on the Consolidated Balance Sheets. There were no loan losses incurred for the years ended December 31, 2019, 2018 and 2017.

14.	RESTRUCTURING AND ACQUISITION CHARGES
For the years ended December 31, 2019, 2018 and 2017, we recognized Restructuring and acquisition charges of $184.4 million, $38.8 million and $30.7 million, respectively.
For the year ended December 31, 2019, we recognized $28.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity, and $28.0 million of non-cash stock-based compensation expense for retention awards issued in conjunction with the HFF acquisition. In 2018, we recognized $7.4 million related to net increases to earn-out liabilities that arose from prior period acquisition activity. In 2017, we recognized $1.9 million related to net increases to earn-out liabilities that arose from prior period acquisition activity.
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

($ in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2016	$19.7	5.5	5.8	$31.0
Accruals	21.6	1.3	5.9	28.8
Payments made	(27.1)	(1.1)	(10.3)	(38.5)
December 31, 2017	14.2	5.7	1.4	21.3
Accruals	25.5	0.7	5.2	31.4
Payments made	(25.7)	(5.8)	(6.1)	(37.6)
December 31, 2018	14.0	0.6	0.5	15.1
Accruals	31.1	11.1	85.8	128.0
Payments made	(20.8)	(3.3)	(82.5)	(106.6)
December 31, 2019	$24.3	8.4	3.8	$36.5

We expect the majority of accrued severance and employment-related charges and other accrued acquisition costs as of December 31, 2019 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.
HFF Acquisition
Charges associated with the HFF acquisition and integration included in the above tables were $115.1 million for the year ended December 31, 2019. These charges included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.
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

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

($ in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(60.5)	(280.6)	(341.1)
Other comprehensive loss before reclassification	0.7	(118.2)	(117.5)
Amounts reclassified from AOCI after tax expense of $0.6, $- and $0.6	2.4	—	2.4
Other comprehensive loss after tax expense of $0.3, $- and $0.3	3.1	(118.2)	(115.1)
Balance as of December 31, 2018	(57.4)	(398.8)	(456.2)
Other comprehensive income before reclassification	(18.0)	43.0	25.0
Amounts reclassified from AOCI after tax expense of $0.7, $- and $0.7	3.4	—	3.4
Other comprehensive income after tax benefit of $4.5, $- and $4.5	(14.6)	43.0	28.4
Balance as of December 31, 2019	$(72.0)	(355.8)	(427.8)

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
Income Taxes
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. We assess our effective tax rate on a quarterly basis and reflect the benefit from tax planning actions when we believe it is probable they will be successful. We account for the cumulative catch-up impact of any change in estimated effective tax rate our business realizes in the quarter a change is made. Please refer to Note 8, Income Taxes for further detail and discussion of the U.S. tax legislation enacted in December 2017.

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
JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2019 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Revenue:
Real Estate Services:
Americas	$2,250.1	2,463.6	2,687.6	3,177.6	$10,578.9
EMEA	723.4	818.3	862.6	1,066.4	3,470.7
Asia Pacific	748.7	855.2	833.8	969.8	3,407.5
LaSalle	98.4	129.4	111.6	186.7	526.1
Total revenue	3,820.6	4,266.5	4,495.6	5,400.5	17,983.2

Operating expenses:
Real Estate Services:
Americas	2,189.5	2,343.1	2,511.2	2,923.7	9,967.5
EMEA	752.8	819.6	848.8	1,002.5	3,423.7
Asia Pacific	748.0	828.6	803.0	900.6	3,280.2
LaSalle	86.3	99.4	91.0	135.3	412.0
Plus:
Restructuring and acquisition charges	18.6	25.7	70.0	70.1	184.4
Total operating expenses	3,795.2	4,116.4	4,324.0	5,032.2	17,267.8

Operating income	25.4	150.1	171.6	368.3	715.4

Net income attributable to common shareholders	$21.3	110.5	128.9	273.7	$534.4

Basic earnings per common share (1)	$0.47	2.42	2.50	5.31	$10.98

Diluted earnings per common share (1)	$0.46	2.40	2.47	5.23	$10.87
(1) Earnings per common share amounts are individually calculated for each quarter as well as the full annual period. In addition, the July 2019 issuance of 5.7 million shares in conjunction with the HFF acquisition impacted the weighted average shares outstanding for the third quarter, fourth quarter and full year. As a result, quarterly earnings per common share does not sum to the total for the full year.

JONES LANG LASALLE INCORPORATED QUARTERLY INFORMATION - 2018 (UNAUDITED)

	Quarter Ended				Year Ended
($ in millions, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Revenue:
Real Estate Services:
Americas	$1,941.0	2,152.5	2,201.6	2,745.9	$9,041.0
EMEA	783.6	846.6	805.6	1,059.2	3,495.0
Asia Pacific	711.3	812.9	790.0	934.3	3,248.5
LaSalle	119.3	91.7	172.6	150.3	533.9
Total revenue	3,555.2	3,903.7	3,969.8	4,889.7	16,318.4

Operating expenses:
Real Estate Services:
Americas	1,894.7	2,051.6	2,097.2	2,575.6	8,619.1
EMEA	803.6	848.0	794.5	971.9	3,418.0
Asia Pacific	712.2	789.5	768.2	865.5	3,135.4
LaSalle	90.2	75.9	115.3	118.8	400.2
Plus:
Restructuring and acquisition charges	0.7	(11.1)	3.7	45.5	38.8
Total operating expenses	3,501.4	3,753.9	3,778.9	4,577.3	15,611.5

Operating income	53.8	149.8	190.9	312.4	706.9

Net income attributable to common shareholders	$40.3	107.8	134.9	201.1	$484.1

Basic earnings per common share	$0.89	2.37	2.96	4.41	$10.64

Diluted earnings per common share	$0.88	2.35	2.93	4.37	$10.54

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
Based on management's evaluation as of December 31, 2019, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2019.
Management elected to exclude HFF, acquired July 1, 2019, from the Company's assessment of the effectiveness of internal control over financial reporting as permitted under SEC rules. As of and for the year ended December 31, 2019, HFF represented total assets of $652.6 million and total revenues of $392.3 million included in our Consolidated Financial Statements.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 28, 2020 (“Proxy Statement”), under the captions "Corporate Governance - Item 1 - Election of Directors" and “Executive Officers” is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption “Security Ownership - Delinquent Section 16 Reports” is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance - Board Committees” is incorporated herein by reference.
JLL has adopted a code of ethics that applies to its executives, including its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and JLL's corporate governance policies are posted on JLL's website at www.us.jll.com. JLL intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit, Nominating and Governance, and Compensation committees of JLL's Board of Directors are available on JLL's website as well. This information is also available in print free of charge to any person who requests it.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 and 407(e)(4) and (e)(5) of Regulation S-K in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 403 of Regulation S-K in the Proxy Statement under the caption "Security Ownership" is incorporated herein by reference. The following table provides information with respect to Jones Lang LaSalle's common shares issuable under our equity compensation plans.

	December 31, 2019
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP (1)	1,532	$141.51	1,390
ESPP (2)	n/a	n/a	113
Subtotal	1,532		1,503
Equity compensation plans not approved by security holders
SAYE (3)	69	94.19	271
Total	1,601		1,774

(1)	In 1997, we adopted the SAIP, which provides for the granting of options to purchase a specified number of shares of common stock and other stock awards to eligible participants of Jones Lang LaSalle.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K in the Proxy Statement under the caption “Security Ownership - Certain Relationships and Related Transactions” is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K in the Proxy Statement under the caption “Corporate Governance-Director Independence” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is set forth in the Proxy Statement under the captions "Audit Matters - Information About Our Independent Registered Public Accounting Firm” and incorporated herein by reference.

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
ITEM 16. FORM 10-K SUMMARY
None.
Cautionary Note Regarding Forward-Looking Statements
This report, our Annual Report to Shareholders and our other filings with the Securities and Exchange Commission (“SEC”) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in the future tense, and all statements accompanied by terms such as “believe,” “project, “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor protections of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
From time to time, we also include written or oral forward-looking statements in other publicly disclosed materials (including, but not limited to other filings with the SEC, press releases, presentations and communications by JLL or its management). Such statements relate to our intent, belief and current expectations about our strategic direction prospects and future results, and give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, Item 1A. Risk Factors and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christian Ulbrich, Stephanie Plaines and Louis F. Bowers its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

EXHIBIT
NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1
Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Third Amended and Restated Bylaws of the Registrant effective as of March 2, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 8, 2018 (File No. 001-13145))

4.1
Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2
Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3
First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.4*	Description of Jones Lang LaSalle Incorporated Capital Stock

10.1
Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2
Amendment No.1 dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3+
2017 Stock Award and Incentive Plan effective as of May 31, 2017 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 31, 2017 and incorporated by reference to Schedule 14A filed on April 21, 2017 (File No. 001-13145))

10.4+
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.5+
Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.6+
Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.7+
2019 Stock Award and Incentive Plan effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145))

10.8*+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan

EXHIBIT
NUMBER	DESCRIPTION

10.9*+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan

10.10+
HFF, Inc. 2016 Equity Incentive Plan (assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LCC and HFF, Inc. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated July 1, 2019 (File No. 333-232500))

10.11+
HFF, Inc. 2006 Omnibus Incentive Compensation Plan (assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 dated July 1, 2019 on Form S-8 to Registration Statement on Form S-4 (File No. 333-231099))

10.12+	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.13+
Letter Agreement Regarding Compensation of the Chairman of the Board of Directors dated as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated January 10, 2005 (File No. 001-13145))

10.14+
LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.15+
Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.16+
Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.17+
Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of May 28, 2016 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.18+
Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 15, 2015 (File 001-13145))

10.19+
Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.20+
Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.21+
Letter Agreement, dated September 17, 2018, between Jones Lang LaSalle Incorporated and Christie B. Kelly (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-13145))

10.22+
Letter Agreement dated February 27, 2019, between Jones Lang LaSalle Incorporated and Stephanie Plaines (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 80K dated March 31, 2019 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.23+
Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.24+
Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
+ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2020.

JONES LANG LASALLE INCORPORATED

By	/s/ Stephanie Plaines
Stephanie Plaines
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2020.

Signature	Title

/s/ Sheila A. Penrose	Chairman of the Board of Directors and Director
Sheila A. Penrose

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter	Director
Matthew Carter

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Ming Lu	Director
Ming Lu

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Deborah H. McAneny	Director
Deborah H. McAneny

/s/ Siddharth N. Mehta	Director
Siddharth N. Mehta

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Jeetu Patel	Director
Jeetu Patel

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Stephanie Plaines	Executive Vice President and Chief Financial Officer
Stephanie Plaines	(Principal Financial Officer)

/s/ Louis F. Bowers	Executive Vice President and Global Controller
Louis F. Bowers	(Principal Accounting Officer)