Form 10-Q
period 2020-03-31
JONES LANG LASALLE INC
filed 2020-05-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on April 30, 2020 was 51,630,564.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$720.7	451.9
Trade receivables, net of allowance of $69.0 and $68.1	1,724.7	2,034.3
Notes and other receivables	444.0	472.8
Reimbursable receivables	1,528.3	1,671.2
Warehouse receivables	1,026.8	527.1
Short-term contract assets, net of allowance of $1.8 and $-	325.8	333.4
Prepaid & other	427.0	377.9
Total current assets	6,197.3	5,868.6
Property and equipment, net of accumulated depreciation of $685.6 and $660.7	678.4	701.9
Operating lease right-of-use assets	806.5	804.4
Goodwill	4,104.3	4,168.2
Identified intangibles, net of accumulated amortization of $236.1 and $214.8	658.7	682.6
Investments in real estate ventures, including $302.0 and $328.6 at fair value	390.8	404.2
Long-term receivables	255.8	250.2
Deferred tax assets, net	232.4	245.4
Deferred compensation plan	374.2	349.9
Other	202.4	197.2
Total assets	$13,900.8	13,672.6
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,096.2	1,289.4
Reimbursable payables	1,053.2	1,245.8
Accrued compensation & benefits	1,044.2	1,729.2
Short-term borrowings	125.2	120.1
Short-term contract liabilities and deferred income	152.7	158.8
Short-term acquisition-related obligations	68.6	74.4
Warehouse facilities	936.6	515.9
Short-term operating lease liabilities	154.0	153.4
Other	356.7	203.2
Total current liabilities	4,987.4	5,490.2
Credit facility, net of debt issuance costs of $11.4 and $12.3	1,438.6	512.7
Long-term debt, net of debt issuance costs of $2.9 and $3.1	656.1	664.6
Deferred tax liabilities, net	87.5	106.0
Deferred compensation	368.4	374.3
Long-term acquisition-related obligations	106.7	124.1
Long-term operating lease liabilities	734.9	751.2
Other	483.7	436.2
Total liabilities	8,863.3	8,459.3
Redeemable noncontrolling interest	8.6	8.6
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,810,592 and 51,549,654 shares issued; 51,622,839 and 51,549,654 outstanding	0.5	0.5
Additional paid-in capital	1,969.6	1,962.8
Retained earnings	3,578.7	3,588.3
Treasury stock, at cost, 187,753 and - shares	(25.0)	—
Shares held in trust	(5.6)	(5.7)
Accumulated other comprehensive loss	(571.2)	(427.8)
Total Company shareholders’ equity	4,947.0	5,118.1
Noncontrolling interest	81.9	86.6
Total equity	5,028.9	5,204.7
Total liabilities, redeemable noncontrolling interest and equity	$13,900.8	$13,672.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2020	2019
Revenue:
Revenue before reimbursements	$2,233.0	1,961.6
Reimbursements	1,863.0	1,859.0
Total revenue	$4,096.0	3,820.6
Operating expenses:
Compensation and benefits	$1,324.5	1,163.8
Operating, administrative and other	774.8	707.3
Reimbursed expenses	1,863.0	1,859.0
Depreciation and amortization	55.0	46.5
Restructuring and acquisition charges	14.1	18.6
Total operating expenses	$4,031.4	3,795.2
Operating income	$64.6	25.4
Interest expense, net of interest income	14.6	9.6
Equity (losses) earnings	(28.3)	5.0
Other income (expense)	0.9	(0.3)
Income before income taxes and noncontrolling interest	22.6	20.5
Income tax provision (benefit)	5.0	(0.7)
Net income	17.6	21.2
Net income (loss) attributable to noncontrolling interest	12.3	(0.1)
Net income attributable to the Company	5.3	21.3
Net income attributable to common shareholders	$5.3	21.3
Basic earnings per common share	$0.10	0.47
Basic weighted average shares outstanding (in 000's)	51,612	45,674
Diluted earnings per common share	$0.10	0.46
Diluted weighted average shares outstanding (in 000's)	52,458	46,019
Net income attributable to the Company	$5.3	21.3
Change in pension liabilities, net of tax	—	(1.0)
Foreign currency translation adjustments	(143.4)	31.3
Comprehensive (loss) income attributable to the Company	$(138.1)	51.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

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
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2020	2019
Cash flows used in operating activities:
Net income	$17.6	21.2
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	3.6	3.0
Other adjustments, net	132.2	37.5
Changes in working capital, net	(699.5)	(613.2)
Net cash used in operating activities	(546.1)	(551.5)
Cash flows used in investing activities:
Net capital additions – property and equipment	(44.4)	(44.6)
Net investment asset activity (less than wholly-owned)	(3.2)	(15.6)
Business acquisitions, net of cash acquired	—	(26.7)
Capital contributions to real estate ventures	(54.0)	(11.0)
Distributions of capital from real estate ventures	13.4	7.6
Other, net	(2.3)	(0.7)
Net cash used in investing activities	(90.5)	(91.0)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	2,555.0	1,279.0
Repayments of borrowings under credit facility	(1,630.0)	(754.1)
Net proceeds from short-term borrowings	6.6	86.3
Payments of deferred business acquisition obligations and earn-outs	(9.8)	(24.5)
Repurchase of common stock	(25.0)	—
Other, net	(13.5)	6.1
Net cash provided by financing activities	883.3	592.8
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(21.1)	0.7
Net change in cash, cash equivalents and restricted cash	225.6	(49.0)
Cash, cash equivalents and restricted cash, beginning of the period	652.1	634.2
Cash, cash equivalents and restricted cash, end of the period	$877.7	585.2
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$200.2	153.3
Restricted cash, end of period	157.0	195.7
Cash paid during the period for:
Interest	$9.3	4.3
Income taxes, net of refunds	44.4	37.5
Operating leases	47.1	41.1
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	1.5
Deferred business acquisition obligations	—	6.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.us.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
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
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. Changes in the geographic mix of income, including as a result of the COVID-19 pandemic, can impact our estimated effective tax rate.
As a result of the items mentioned above, the results for the periods ended March 31 are not fully indicative of what our results will be for the full fiscal year.

2.	NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326), which created a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaced the existing incurred loss approach and is expected to result in more timely recognition of credit losses. On January 1, 2020, we adopted ASU No. 2016-13 using a modified-retrospective approach, as required by the ASU.
The adoption impacted our methodology of reserving for (i) Trade receivables, (ii) other receivable-related financial assets, specifically contract assets, and (iii) off-balance sheet credit exposures within the scope of this ASU. Specifically, we evaluated our historical reserve balances for Trade receivables and the related write-off activity and developed a forward-looking process for adoption. We also evaluated our loss-sharing guarantee obligation for certain mortgage loans we originate, sell and retain the servicing rights. The following sections discuss our updated reserve methodologies.
Trade Receivables
We estimate an allowance to provide for uncollectible accounts receivable, which is applied upon recognition of the receivable. We base this estimate on historical experience combined with a review of the receivable aging, current and expected economic conditions, and client credit quality. The estimate also includes specifically identified amounts for which payment has become unlikely. For receivables with lives of less than one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, we will monitor economic conditions on a quarterly basis to determine if any adjustments are deemed necessary.
Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the age profile of outstanding balances, the contractual terms of repayment, and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current and expected economic conditions, and our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments determine payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on the Condensed Consolidated Financial Statements.
Reimbursable Receivables
We record an allowance based on specific identification of an uncollectible reimbursable receivable, considering current and future economic conditions as well as client credit quality. Historically, we have not experienced any material collection issues and, as such, have not applied a formulaic reserve to these receivables.
Contract Assets
Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. Historically, we have not recognized a provision for contract assets. Under ASC Topic 326, we include Contract assets in our reserving process and assess the risk of loss similar to our methodology for Trade receivables, since Contract assets are reclassified to Trade receivables when we become entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset.
Financial Guarantees
Certain loans we originate and sell under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. For the period ended March 31, 2020, the inputs to the model incorporated specific economic conditions related to the COVID-19 pandemic that resulted in a notable increase to our loan loss guarantee reserve. As of March 31, 2020, the loan loss guarantee reserve was $45.7 million and was included within Other liabilities on the Condensed Consolidated Balance Sheets.
The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) represents the non-contingent obligation incurred as a result of issuing a loss-sharing guarantee as part of our participation in the DUS program and is separate from the loan loss guarantee reserve discussed above. See Note 10, Commitments and Contingencies, for further information on the DUS program and the loss-sharing guarantee obligation.
The following table details the cumulative impact to retained earnings upon adoption of ASC Topic 326.

	Published	Adjustment due to	As Reported Under
	December 31, 2019	adoption of	ASC Topic 326 on January 1, 2020
(in millions)	(audited)	ASC Topic 326	(unaudited)
Assets
Allowance for trade receivables	$(68.1)	(3.6)	$(71.7)
Deferred tax assets, net	245.4	5.5	250.9
Allowance for contract assets (1)	—	(1.7)	(1.7)
Liabilities and equity
Loan loss guarantee reserve (2)	$—	15.1	$15.1
Retained earnings	3,588.3	(14.9)	3,573.4
1 The portion of the allowance for long-term contract assets is included within Other assets on the Condensed Consolidated Balance Sheets.
2 Included within Other liabilities on the Condensed Consolidated Balance Sheets

3.	REVENUE RECOGNITION
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as Mortgage Servicing Rights ("MSR")-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. Such revenue was included entirely within Americas Capital Markets and is presented below.

	Three months Ended March 31,
(in millions)	2020	2019
Revenue excluded from scope of ASC Topic 606	$49.3	31.0

Contract assets - As of March 31, 2020 and December 31, 2019, we had $414.7 million and $419.3 million of contract assets, net of allowance, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract liabilities - As of March 31, 2020 and December 31, 2019, we had $88.4 million and $87.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

4.	BUSINESS SEGMENTS
We manage and report our operations as four business segments:
The three geographic regions of RES including:
(1) Americas,
(2) Europe, Middle East and Africa ("EMEA"), and
(3) Asia Pacific;
and
(4) LaSalle.
Each geographic region offers our full range of real estate services, including agency leasing and tenant representation, capital markets, property and facility management, project and development management, energy management and sustainability, construction management, and advisory, consulting and valuation services. LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of March 31, 2020, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Chief Executive Officer and President	• Chief Executive Officers of each of our four business segments
• Chief Financial Officer	• Chief Executive Officer of Corporate Solutions
• Chief Administrative Officer	• Chief Executive Officer of Capital Markets
• Co-Chief Executive Officers of JLL Technologies

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2020	2019
Americas - Real Estate Services
Leasing	$418.9	389.8
Capital Markets	247.4	100.1
Property & Facility Management	1,458.8	1,362.0
Project & Development Services	306.4	308.7
Advisory, Consulting and Other	91.6	89.5
Revenue	2,523.1	2,250.1
Reimbursements	(1,393.5)	(1,351.4)
Revenue before reimbursements	1,129.6	898.7
Gross contract costs	(212.8)	(187.7)
Net non-cash MSR and mortgage banking derivative activity	1.6	0.1
Fee revenue	918.4	711.1
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	1,010.3	810.8
Depreciation and amortization	37.4	27.3
Segment operating expenses, excluding reimbursed expenses	1,047.7	838.1
Gross contract costs	(212.8)	(187.7)
Fee-based segment operating expenses	834.9	650.4
Segment operating income	$81.9	60.6
Equity earnings (losses)	12.7	(0.3)
Segment income	$94.6	60.3

EMEA - Real Estate Services
Leasing	$48.1	52.2
Capital Markets	73.2	64.0
Property & Facility Management	375.0	369.3
Project & Development Services	203.2	180.5
Advisory, Consulting and Other	56.4	57.4
Revenue	755.9	723.4
Reimbursements	(182.8)	(164.6)
Revenue before reimbursements	573.1	558.8
Gross contract costs	(262.6)	(242.7)
Fee revenue	310.5	316.1
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	584.4	576.9
Depreciation and amortization	9.2	11.3
Segment operating expenses, excluding reimbursed expenses	593.6	588.2
Gross contract costs	(262.6)	(242.7)
Fee-based segment operating expenses	331.0	345.5
Segment operating loss	$(20.5)	(29.4)
Equity earnings	—	0.1
Segment loss	$(20.5)	(29.3)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2020	2019
Asia Pacific - Real Estate Services
Leasing	$25.4	35.9
Capital Markets	21.7	29.4
Property & Facility Management	532.0	537.8
Project & Development Services	94.8	110.9
Advisory, Consulting and Other	38.2	34.7
Revenue	712.1	748.7
Reimbursements	(284.9)	(341.1)
Revenue before reimbursements	427.2	407.6
Gross contract costs	(249.5)	(209.4)
Fee revenue	177.7	198.2
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	417.5	400.5
Depreciation and amortization	6.6	6.4
Segment operating expenses, excluding reimbursed expenses	424.1	406.9
Gross contract costs	(249.5)	(209.4)
Fee-based segment operating expenses	174.6	197.5
Segment operating income	$3.1	0.7
Equity (losses) earnings	(0.7)	0.3
Segment income	$2.4	1.0

LaSalle
Advisory fees	$85.6	77.6
Transaction fees & other	13.6	13.2
Incentive fees	5.7	7.6
Revenue	104.9	98.4
Reimbursements	(1.8)	(1.9)
Revenue before reimbursements	103.1	96.5
Gross contract costs	(4.5)	(2.8)
Fee revenue	98.6	93.7
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	87.1	82.9
Depreciation and amortization	1.8	1.5
Segment operating expenses, excluding reimbursed expenses	88.9	84.4
Gross contract costs	(4.5)	(2.8)
Fee-based segment operating expenses	84.4	81.6
Segment operating income	$14.2	12.1
Equity (losses) earnings	(40.3)	4.9
Segment (loss) income	$(26.1)	17.0

	Three Months Ended March 31,
(in millions)	2020	2019
Segment Reconciling Items
Fee revenue	$1,505.2	1,319.1
Gross contract costs	729.4	642.6
Net non-cash MSR and mortgage banking derivative activity	(1.6)	(0.1)
Revenue before reimbursements	2,233.0	1,961.6
Reimbursements	1,863.0	1,859.0
Revenue	$4,096.0	3,820.6
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$2,154.3	1,917.6
Reimbursed expenses	1,863.0	1,859.0
Total segment operating expenses before restructuring and acquisition charges	$4,017.3	3,776.6
Operating income before restructuring and acquisition charges	$78.7	44.0
Less: Restructuring and acquisition charges	14.1	18.6
Operating income	$64.6	25.4

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2020 Business Combinations Activity
During the three months ended March 31, 2020, we completed no new acquisitions and paid $12.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2019 Business Combination Activity
During the three months ended March 31, 2020, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2019. As of March 31, 2020, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired for our 2019 acquisitions, with the exception of tax-related accounts with respect to our acquisition of HFF, Inc.
Earn-Out Payments

($ in millions)	March 31, 2020	December 31, 2019
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	44	44
Maximum earn-out payments (undiscounted)	$254.0	$268.9
Short-term earn-out liabilities (fair value)[1]	48.8	53.9
Long-term earn-out liabilities (fair value)[1]	81.2	94.5
1 Included in Short-term and Long-term acquisition-related obligations on the Condensed Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2020 consisted of: (1) goodwill of $4,104.3 million, (2) identifiable intangibles of $608.7 million amortized over their remaining finite useful lives, and (3) $50.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Impact of exchange rate movements	(2.9)	(46.6)	(13.4)	(1.0)	(63.9)
Balance as of March 31, 2020	$2,874.7	869.3	304.2	56.1	$4,104.3

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	3.0	—	—	32.8	35.8
Impact of exchange rate movements	0.6	3.9	0.7	(0.5)	4.7
Balance as of March 31, 2019	$1,455.6	910.7	317.5	54.5	$2,738.3

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2019	$480.4	285.7	55.9	21.4	54.0	$897.4
Additions, net of adjustments (1)	16.9	—	—	0.5	—	17.4
Adjustment for fully amortized intangibles	(12.7)	—	(0.2)	—	—	(12.9)
Impact of exchange rate movements	—	(0.5)	(3.4)	(2.1)	(1.1)	(7.1)
Balance as of March 31, 2020	$484.6	285.2	52.3	19.8	52.9	$894.8

Accumulated Amortization
Balance as of December 31, 2019	$(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	$(214.8)
Amortization, net (2)	(22.6)	(11.6)	(1.8)	(0.4)	(0.7)	(37.1)
Adjustment for fully amortized intangibles	12.7	—	0.2	—	—	12.9
Impact of exchange rate movements	—	0.2	2.1	0.5	0.1	2.9
Balance as of March 31, 2020	$(113.9)	(79.7)	(32.6)	(6.6)	(3.3)	$(236.1)

Net book value as of March 31, 2020	$370.7	205.5	19.7	13.2	49.6	$658.7
(1) Included in this amount for MSRs was $5.9 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
(1) Included in this amount for MSRs was $1.9 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of March 31, 2020, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2020 (remaining 9 months)	$49.1	40.9	$90.0
2021	62.1	48.6	110.7
2022	54.6	42.9	97.5
2023	47.6	40.5	88.1
2024	40.0	36.2	76.2
2025	32.5	18.9	51.4
Thereafter	84.8	10.0	94.8
Total	$370.7	238.0	$608.7

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2020 and December 31, 2019, we had Investments in real estate ventures of $390.8 million and $404.2 million, respectively.
Approximately 85% of our investments, as of March 31, 2020, are in 46 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. These also include investments by JLL Spark in property-technology funds and early-stage companies. The remaining 15% of our Investments in real estate ventures, as of March 31, 2020, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $309.0 million as of March 31, 2020. Of this amount, $60.4 million relates to our investment in LIC II, whose fund life terminated in January 2020.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2020	December 31, 2019
Property and equipment, net	$128.3	126.3
Investments in real estate ventures	8.8	13.2
Other assets	12.5	14.3
Total assets	$149.6	153.8
Other current liabilities	$3.5	3.2
Mortgage indebtedness (included in Other liabilities)	69.7	69.7
Total liabilities	73.2	72.9
Members' equity (included in Noncontrolling interest)	76.4	80.9
Total liabilities and members' equity	$149.6	153.8

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$4.3	1.3
Operating and other expenses	(4.3)	(1.6)
Net gains on sale of investments (included in Equity earnings)	12.2	—
Net income (loss)	$12.2	(0.3)

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three months ended March 31, 2020 and 2019.

Fair Value
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments in real estate ventures reported at fair value.

(in millions)	2020	2019
Fair value investments as of January 1,	$328.6	247.3
Investments	28.9	10.5
Distributions	(16.0)	(2.8)
Change in fair value	(35.2)	4.3
Foreign currency translation adjustments, net	(4.3)	0.3
Fair value investments as of March 31,	$302.0	259.6

See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	9.7	—	9.7	160.03
Vested	(324.6)	—	(324.6)	136.91
Forfeited	(8.5)	—	(8.5)	137.68
Unvested as of March 31, 2020	1,208.9	286.8	1,495.7	$144.71	1.78

Unvested as of December 31, 2018	559.6	93.1	652.7	$131.32	2.02
Granted	74.7	—	74.7	152.84
Vested	(195.5)	—	(195.5)	114.79
Forfeited	(4.5)	(0.4)	(4.9)	126.70
Unvested as of March 31, 2019	434.3	92.7	527.0	$140.55	2.15

During the three months ended March 31, 2020, we recognized a $5.5 million expense reversal to reflect our revised estimate of PSU achievement in response to the anticipated impact of the COVID-19 pandemic.
As of March 31, 2020, we had $107.2 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2024; $66.9 million relates to the awards issued in conjunction with the HFF acquisition.

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
We estimated the fair value of our Long-term debt as $595.5 million and $685.9 million as of March 31, 2020 and December 31, 2019, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $656.1 million and $664.6 million as of March 31, 2020 and December 31, 2019, respectively, and included debt issuance costs of $2.9 million and $3.1 million, respectively.
Investments in Real Estate Ventures at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As a result of the changes in market conditions from the COVID-19 pandemic, which occurred following the measurement dates used by investees to calculate NAV per share, we recognized a $36.3 million decrease in aggregate to the reported NAV per share for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, investments in real estate ventures at fair value using NAV were $197.4 million and $224.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$63.2	—	41.4	69.4	—	34.4
Foreign currency forward contracts receivable	—	6.1	—	—	10.5	—
Warehouse receivables	—	1,026.8	—	—	527.1	—
Deferred compensation plan assets	—	374.2	—	—	349.9	—
Mortgage banking derivative assets	—	—	118.2	—	—	36.1
Total assets at fair value	$63.2	1,407.1	159.6	69.4	887.5	70.5
Liabilities
Foreign currency forward contracts payable	$—	6.2	—	—	4.4	—
Deferred compensation plan liabilities	—	348.4	—	—	346.1	—
Earn-out liabilities	—	—	130.0	—	—	148.5
Mortgage banking derivative liabilities	—	—	182.2	—	—	25.9
Total liabilities at fair value	$—	354.6	312.2	—	350.5	174.4

Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. Generally, the carrying value is deemed to approximate the fair value of these investments due to the proximity of the investment date to the balance sheet date as well as investee-level performance updates.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2020 and December 31, 2019, these contracts had a gross notional value of $1.80 billion ($0.84 billion on a net basis) and $2.30 billion ($1.05 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the three months ended March 31, 2020 or 2019.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $6.1 million asset as of March 31, 2020, was composed of gross contracts with receivable positions of $7.3 million and payable positions of $1.2 million. The $6.2 million liability as of March 31, 2020, was composed of gross contracts with receivable positions of $2.1 million and payable positions of $8.3 million. As of December 31, 2019, the $10.5 million asset was composed of gross contracts with receivable positions of $10.6 million and payable positions of $0.1 million. The $4.4 million liability as of December 31, 2019, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $5.2 million.

Warehouse Receivables
As of March 31, 2020 and December 31, 2019, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2020, as Deferred compensation plan assets of $374.2 million, long-term deferred compensation plan liabilities of $348.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2019, as Deferred compensation plan assets of $349.9 million, long-term deferred compensation plan liabilities of $346.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million.
Earn-Out Liabilities
We classify our earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. See Note 5, Business Combinations, Goodwill and Other Intangible Assets, for additional discussion of our earn-out liabilities.
Mortgage Banking Derivatives
Both our interest rate lock commitments to prospective borrowers and forward sale contracts with prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to counterparty credit risk. An increase in counterparty credit risk assumptions would result in a lower fair value measurement.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of March 31, 2020
Investments in real estate ventures	$34.4	—	—	7.0	—	$41.4
Mortgage banking derivative assets and liabilities, net	10.2	(75.2)	—	26.2	(25.2)	(64.0)
Earn-out liabilities	148.5	(8.2)	(2.0)	—	(8.3)	130.0

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of March 31, 2019
Investments in real estate ventures	$11.5	—	—	1.5	—	$13.0
Mortgage banking derivative assets and liabilities, net	6.3	(9.2)	—	15.1	(11.6)	0.6
Earn-out liabilities	192.0	5.7	(0.3)	1.5	(29.7)	169.2
1 CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity (losses) earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2020 or 2019. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	March 31, 2020	December 31, 2019
Short-term borrowings:
Local overdraft facilities	$35.8	44.8
Other short-term borrowings	89.4	75.3
Total short-term borrowings	$125.2	120.1
Credit facility, net of debt issuance costs of $11.4 and $12.3	1,438.6	512.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $1.0 and $1.2	274.0	273.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.9 and $0.9	191.1	195.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.0 and $1.0	191.0	195.4
Total debt	$2,219.9	1,297.4

Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of March 31, 2020, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended March 31,
($ in millions)	2020	2019
Average outstanding borrowings under the Facility	$935.2	209.0
Effective interest rate on the Facility	2.4%	3.3%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $86.0 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2020, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2020.
Warehouse Facilities

	March 31, 2020		December 31, 2019
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.15%, expires September 21, 2020	$94.1	375.0	104.4	375.0
LIBOR plus 1.15%, expires September 19, 2020	381.0	775.0	184.8	775.0
LIBOR plus 1.15%, expires August 31, 2020	—	100.0	11.4	100.0
Fannie Mae ASAP[1] program, LIBOR plus 1.15%	89.0	n/a	53.6	n/a
LIBOR plus 1.25%	280.2	1,000.0	151.6	1,000.0
LIBOR plus 1.25%	92.9	175.0	11.0	175.0
Gross warehouse facilities	937.2	2,425.0	516.8	2,425.0
Debt issuance costs	(0.6)	n/a	(0.9)	n/a
Total warehouse facilities	$936.6	2,425.0	515.9	2,425.0

1 As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of March 31, 2020.

10.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $32.9 million and $37.7 million as of March 31, 2020 and December 31, 2019, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2019	$38.1
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	(4.8)
Claims paid	—
March 31, 2020	$33.6

December 31, 2018	$43.1
New claims	—
Prior year claims adjustments (including foreign currency changes)	(2.4)
Claims paid	(1.1)
March 31, 2019	$39.6

As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2020 and December 31, 2019, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $9.9 billion and $9.7 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2020 and December 31, 2019, the loss-sharing guarantee obligations were $20.8 million and $20.6 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three months ended March 31, 2020 and 2019.

11.	RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (1) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (2) acquisition, transaction and integration-related charges, and (3) other restructuring including lease exit charges. Non-cash charges include (1) stock-based compensation expense for retention awards issued in conjunction with the HFF acquisition and (2) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity. Restructuring and acquisition charges are presented in table below.

	Three Months Ended March 31,
(in millions)	2020	2019
Severance and other employment-related charges	$1.3	5.0
Restructuring, pre-acquisition and post-acquisition charges	9.8	7.9
Stock-based compensation expense for HFF retention awards	11.2	—
Fair value adjustments to earn-out liabilities	(8.2)	5.7
Restructuring and acquisition charges	$14.1	18.6

The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	1.3	2.4	7.4	11.1
Payments made	(14.3)	(9.6)	(6.9)	(30.8)
March 31, 2020	$11.3	1.2	4.3	$16.8

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	5.0	—	7.9	12.9
Payments made	(7.8)	(0.1)	(6.5)	(14.4)
March 31, 2019	$11.2	0.5	1.9	$13.6

We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2020 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.
HFF Acquisition
For the three months ended March 31, 2020 and 2019, amounts included in Restructuring and acquisition charges associated with the HFF acquisition and integration were $21.3 million and $6.5 million, respectively. These charges included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.
During the integration of HFF, we expect to incur significant charges over the two years following the acquisition in an effort to maximize the value of the combined organization. We expect to recognize approximately $100 million of expense over this two-year window relating to retention awards which have already been paid or granted (in the case of RSUs). In addition, we may incur other costs in connection with the integration including, but not limited to, lease termination charges and other employee-related costs, but are unable to estimate these amounts. We anticipate that other than RSU retention awards granted, substantially all of these cumulative charges will result in cash expenditures.

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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive loss before reclassification	—	(143.4)	(143.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	—	(143.4)	(143.4)
Balance as of March 31, 2020	$(72.0)	(499.2)	$(571.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	31.3	31.3
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.0)	—	(1.0)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.0)	31.3	30.3
Balance as of March 31, 2019	$(58.4)	(367.5)	$(425.9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2020, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2020.
The following are the critical accounting policies and estimates discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019:

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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the three months ended March 31, 2020 was 22.0%. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted. Changes in the forecasted income impact of the COVID-19 pandemic may affect our forecasted full-year effective tax rate for the remaining interim quarters of 2020.
The geographic mix of our income can significantly impact our effective tax rate. Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) that provide the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (17.5%) and Saudi Arabia (20%). We do not project any other jurisdictions with effective rates of 25% or lower to materially impact our 2020 global effective tax rate.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. Specifically in 2020, we are beginning to experience the macroeconomic impact of the COVID-19 pandemic.
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
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2020 and 2019, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions

•
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as investment sales transactions globally.

•	Assets under management data for LaSalle is reported on a one-quarter lag.

•	MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.
•n.m.: not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.

Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$492.4	477.9	14.5	3%	4%
Capital Markets	342.3	193.5	148.8	77	79
Property & Facility Management	2,365.8	2,269.1	96.7	4	6
Project & Development Services	604.4	600.1	4.3	1	2
Advisory, Consulting and Other	186.2	181.6	4.6	3	4
Real Estate Services ("RES") revenue	$3,991.1	3,722.2	268.9	7%	9%
LaSalle	104.9	98.4	6.5	7	8
Revenue	$4,096.0	3,820.6	275.4	7%	9%
Reimbursements	(1,863.0)	(1,859.0)	4.0	—	1
Revenue before reimbursements	$2,233.0	1,961.6	271.4	14%	15%
Gross contract costs	(729.4)	(642.6)	(86.8)	14	16
Net non-cash MSR and mortgage banking derivative activity	1.6	0.1	1.5	n.m.	n.m.
Fee revenue	$1,505.2	1,319.1	186.1	14%	15%
Leasing	475.2	461.4	13.8	3	4
Capital Markets	334.1	184.8	149.3	81	82
Property & Facility Management	279.9	280.7	(0.8)	0	1
Project & Development Services	188.3	173.4	14.9	9	10
Advisory, Consulting and Other	129.1	125.1	4.0	3	6
RES fee revenue	$1,406.6	1,225.4	181.2	15%	16%
LaSalle	98.6	93.7	4.9	5	6
Compensation and benefits excluding gross contract costs	1,064.3	958.0	106.3	11	12
Operating, administrative and other expenses excluding gross contract costs	305.6	270.5	35.1	13	15
Depreciation and amortization	55.0	46.5	8.5	18	19
Total fee-based operating expenses	1,424.9	1,275.0	149.9	12	13
Restructuring and acquisition charges	14.1	18.6	(4.5)	(24)	(24)
Gross contract costs	729.4	642.6	86.8	14	16
Total operating expenses, excluding reimbursed expenses	$2,168.4	1,936.2	232.2	12%	14%
Operating income	$64.6	25.4	39.2	n.m.	n.m.
Equity earnings	$(28.3)	5.0	(33.3)	n.m.	n.m.
Adjusted EBITDA	$95.6	95.4	0.2	—%	2%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following:
(i)Fee revenue and Fee-based operating expenses;
(ii)Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and Adjusted EBITDA margin; and
(iii)Percentage changes against prior periods, presented on a local currency basis.
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
Restructuring and acquisition charges primarily consist of: (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes; (ii) acquisition, transaction and integration-related charges, including fair value adjustments, which are generally non-cash in the periods such adjustments are made, to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets; and (iii) other restructuring, including lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$4,096.0	3,820.6
Reimbursements	(1,863.0)	(1,859.0)
Revenue before reimbursements	2,233.0	1,961.6
Adjustments:
Gross contract costs	(729.4)	(642.6)
Net non-cash MSR and mortgage banking derivative activity	1.6	0.1
Fee revenue	$1,505.2	1,319.1

Operating expenses	$4,031.4	3,795.2
Reimbursed expenses	(1,863.0)	(1,859.0)
Operating expenses, excluding reimbursed expenses	2,168.4	1,936.2
Less: Gross contract costs	(729.4)	(642.6)
Fee-based operating expenses	$1,439.0	1,293.6

Operating income	$64.6	25.4
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended March 31,
(in millions)	2020	2019
Net income attributable to common shareholders	$5.3	21.3
Add:
Interest expense, net of interest income	14.6	9.6
Provision for income taxes	5.0	(0.7)
Depreciation and amortization	55.0	46.5
EBITDA	$79.9	76.7
Adjustments:
Restructuring and acquisition charges	14.1	18.6
Net non-cash MSR and mortgage banking derivative activity	1.6	0.1
Adjusted EBITDA	$95.6	95.4

Net income margin attributable to common shareholders	0.2%	1.1%

Adjusted EBITDA margin	6.4%	7.2%

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

	Three Months Ended March 31,
($ in millions)	2020	% Change
Revenue:
At current period exchange rates	$4,096.0	7%
Impact of change in exchange rates	49.7	n/a
At comparative period exchange rates	$4,145.7	9%

Fee Revenue:
At current period exchange rates	$1,505.2	14%
Impact of change in exchange rates	18.0	n/a
At comparative period exchange rates	$1,523.2	15%

Operating Income:
At current period exchange rates	$64.6	154%
Impact of change in exchange rates	1.5	n/a
At comparative period exchange rates	$66.1	161%

Adjusted EBITDA:
At current period exchange rates	$95.6	—%
Impact of change in exchange rates	1.6	n/a
At comparative period exchange rates	$97.2	2%

COVID-19 Pandemic
Our operations were disrupted by the COVID-19 pandemic (the "pandemic") beginning this quarter. Offices in China began closing in January and by the end of the March, over 90% of our office-based corporate employees across the globe were working remotely. Geographies with the longest duration of the pandemic experienced the most significant financial impact, which was primarily to transactional-based service lines. Specifically, these locations include China, Japan, Korea and southern Europe. In response to the pandemic's developments, we have implemented cost mitigation plans on discretionary spend. In addition, the macroeconomic impact of the pandemic resulted in certain non-cash charges this quarter, including a $30.6 million increase to loan loss credit reserves in Americas and $40.3 million of equity losses largely from fair value declines in LaSalle. The continued impact of the pandemic on transactional-based service lines, possible additional non-cash charges, and potential delays in payments from clients are closely being monitored.
Revenue
For the first quarter of 2020 compared with 2019, consolidated RES revenue increased 9% to $4.0 billion and consolidated RES fee revenue increased 16% to $1.4 billion. The increase in consolidated RES revenue was highlighted by Capital Markets, which contributed 48% of the RES increase on a local currency basis, including $144.4 million of revenue from the July 1, 2019 acquisition of HFF, Inc. ("HFF"). Property & Facility Management, which contributed 39% of the RES revenue increase on a local currency basis, was driven by continued Corporate Solutions momentum across the globe. Consolidated fee revenue growth was achieved within all our RES service lines, led by Capital Markets (77% of the growth on a local currency basis). Geographically across service lines, Americas contributed over 100% of the RES fee revenue growth for the first quarter.
The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the prior-year quarter, by notable segment. Refer to segment operating results for further discussion.
•Leasing - Americas drove growth, partially offset by Asia Pacific and EMEA
•Capital Markets - Americas (96%) and EMEA (7%), offset by Asia Pacific
•Property & Facility Management - Americas led growth, offset by EMEA
•Project & Development Services - Americas (73%) and EMEA (46%), offset by Asia Pacific
•Advisory, Consulting and Other - Asia Pacific (51%), Americas (38%) and EMEA (11%)
LaSalle had strong growth in advisory fees in the first quarter of 2020, slightly offset by declines in incentive and transaction fees. Refer to the LaSalle segment results discussion for further discussion.
Our consolidated fee revenue increased 14% in U.S. dollars (“USD”) and 15% in local currency for the first quarter of 2020, compared with 2019. The spread was driven by strengthening of the U.S. dollar against most major currencies, especially the euro, British pound sterling, Australian dollar, Chinese yuan and Indian rupee.
Operating Expenses
In the first quarter of 2020, consolidated operating expenses, excluding reimbursed expenses, were $2.2 billion, up 14% from 2019, and consolidated fee-based operating expenses, were $1.4 billion, up 13% from the prior-year quarter. For the first quarter, the increase in expense was primarily attributable to Americas, which represented over 100% of the increase in fee-based operating expenses on a local currency basis, primarily due to incremental expenses from HFF operations as well as a $30.6 million increase to loan loss credit reserves in response to the expected economic impact of the pandemic; Asia Pacific and EMEA offset this increase in expenses. In addition, Restructuring and acquisition charges were down compared with the prior-year quarter, refer to following table for further detail.

	Three Months Ended March 31,
(in millions)	2020	2019
Severance and other employment-related charges	$1.3	5.0
Restructuring, pre-acquisition and post-acquisition charges	21.0	7.9
Fair value adjustments that resulted in a net (decrease) increase to earn-out liabilities from prior-period acquisition activity	(8.2)	5.7
Total restructuring & acquisition charges	$14.1	18.6

Included in the preceding table was $21.3 million and $6.5 million for the first quarter of 2020 and 2019, respectively, of charges relating to the acquisition and integration of HFF. Charges in 2020 include retention expense, early lease termination costs and other integration expenses, while charges in 2019 included transaction/deal costs.
Equity Earnings/Losses
For the first quarter of 2020, we recognized equity losses of $28.3 million, compared with equity earnings of $5.0 million in the prior-year quarter. LaSalle recognized $40.3 million of equity losses in 2020, compared with $4.9 million of equity earnings in 2019; refer to the LaSalle segment results discussion for additional details. Substantially all of the $12.7 million of equity earnings in the Americas segment were attributable to gains by consolidated variable interest entities in which the company held no equity interest. These gains are also reflected in net income attributable to noncontrolling interest and, therefore, have no impact to Net income attributable to common shareholders.
Income Taxes
The provision for income taxes was $5.0 million for the three months ended March 31, 2020, representing an effective tax rate of 22.0%. For the three months ended March 31, 2019, the $0.7 million income tax benefit included a $5.7 million discrete benefit due to a reduction to our reserve for uncertain tax positions. Excluding the impact of this discrete item, the effective tax rate was 24.5% for the three months ended March 31, 2019.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the first quarter of 2020 was $5.3 million, compared with $21.3 million in 2019. Adjusted EBITDA was $95.6 million for the first quarter of 2020, compared with $95.4 million in 2019. Net income margin attributable to common shareholders (against Revenue before reimbursements) was 0.2% in the first quarter of 2020, compared with 1.1% in the prior-year quarter. Adjusted EBITDA margin, calculated on a fee-revenue basis, for the first quarter of 2020 was 6.4% in USD and local currency, compared with 7.2% last year. The 80 basis-point net contraction of consolidated margin was primarily due to the non-cash charges noted above (430 basis points of margin dilution), partially offset by contributions from recent RES acquisitions (+170 basis points), driven by HFF, and organic RES (+170 basis points).
Segment Operating Results
We manage and report our operations as four business segments. Our three geographic RES segments include Americas, EMEA and Asia Pacific. Our fourth segment is LaSalle, our investment management business.
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

Americas - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$2,523.1	2,250.1	273.0	12%	13%
Reimbursements	(1,393.5)	(1,351.4)	(42.1)	3	3
Revenue before reimbursements	$1,129.6	898.7	230.9	26%	26%
Gross contract costs	(212.8)	(187.7)	(25.1)	13	15
Net non-cash MSR and mortgage banking derivative activity	1.6	0.1	1.5	n.m.	n.m.
Fee Revenue	$918.4	711.1	207.3	29%	30%
Leasing	405.6	377.6	28.0	7	8
Capital Markets	246.6	99.7	146.9	n.m.	n.m.
Property & Facility Management	128.7	111.4	17.3	16	16
Project & Development Services	93.4	80.7	12.7	16	16
Advisory, Consulting and Other	44.1	41.7	2.4	6	6
Compensation, operating and administrative expenses excluding gross contract costs	797.5	623.1	174.4	28	28
Depreciation and amortization	37.4	27.3	10.1	37	38
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	834.9	650.4	184.5	28	29
Gross contract costs	212.8	187.7	25.1	13	15
Segment operating expenses (excluding reimbursed expenses)	$1,047.7	838.1	209.6	25%	26%
Segment operating income	$81.9	60.6	21.3	35%	35%
Equity earnings (loss)	$12.7	(0.3)	13.0	n.m.	n.m.
Adjusted EBITDA	$121.3	88.0	33.3	38%	38%
Americas continued its strong momentum through the first quarter of 2020 with all service lines delivering increased revenue and fee revenue. The growth was led by Capital Markets, reflecting $140.9 million of incremental revenue contributions from HFF ($143.4 million of fee revenue). Leasing performed exceptionally well in the U.S., outpacing a very strong prior-year quarter (Q1 2019 was up 29% over 2018). Corporate Solutions achieved double-digit fee revenue growth due to net new wins and existing client expansions, primarily reflected in Property & Facility Management and Project & Development Services.
The increase in operating expenses and fee-based operating expenses for the first quarter of 2020 compared with 2019 primarily reflected revenue-related expense growth, including incremental expenses associated with the first quarter of post-acquisition HFF operations. In addition, the current quarter included a non-cash $30.6 million increase to credit reserves for potential future losses on sold loans with loss-sharing provisions and was attributable to the pandemic.
Substantially all of the equity earnings were attributable to gains by consolidated variable interest entities in which the company held no equity interest. Therefore, there is no impact to Adjusted EBITDA.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 13.2% in USD and local currency for the quarter, compared with 12.4% in 2019. The margin expansion reflects strong revenue performance, largely split between organic and HFF, and the implementation of cost mitigation plans. This was partially offset by the non-cash $30.6 million charge noted above.

EMEA - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$755.9	723.4	32.5	4%	7%
Reimbursements	(182.8)	(164.6)	(18.2)	11	13
Revenue before reimbursements	$573.1	558.8	14.3	3%	5%
Gross contract costs	(262.6)	(242.7)	(19.9)	8	11
Fee Revenue	$310.5	316.1	(5.6)	(2)%	1%
Leasing	47.0	50.5	(3.5)	(7)	(4)
Capital Markets	68.8	59.6	9.2	15	19
Property & Facility Management	77.9	95.0	(17.1)	(18)	(16)
Project & Development Services	66.1	59.5	6.6	11	14
Advisory, Consulting and Other	50.7	51.5	(0.8)	(2)	2
Compensation, operating and administrative expenses excluding gross contract costs	321.8	334.2	(12.4)	(4)	(2)
Depreciation and amortization	9.2	11.3	(2.1)	(19)	(17)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	331.0	345.5	(14.5)	(4)	(2)
Gross contract costs	262.6	242.7	19.9	8	11
Segment operating expenses (excluding reimbursed expenses)	$593.6	588.2	5.4	1%	3%
Segment operating loss	$(20.5)	(29.4)	8.9	30%	34%
Equity earnings	$—	0.1	(0.1)	n.m.	n.m.
Adjusted EBITDA	$(10.6)	(18.2)	7.6	42%	49%
EMEA’s first-quarter 2020 revenue and fee revenue was highlighted by strong performance in Capital Markets and Project & Development Services. The UK and Germany drove growth in Capital Markets; the prior-year quarter reflected a sharp decline in volumes in the UK impacted by Brexit uncertainty. Project & Development Services growth was led by continued strong project execution in MENA. A majority of the decline in Property & Facility Management fee revenue reflects the sale of certain property management businesses in continental Europe in late 2019.
The increase in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the first three months of 2020 compared with prior-year, correlated with the revenue growth but reflected the implementation of cost mitigation plans in response to the pandemic.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was negative 3.4% in USD for the quarter (negative 2.9% in local currency), compared with negative 5.8% last year. The margin improvement reflected an increase in higher-margin transactional revenues as well as the implementation of cost mitigation plans.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$712.1	748.7	(36.6)	(5)%	(2)%
Reimbursements	(284.9)	(341.1)	56.2	(16)	(13)
Revenue before reimbursements	$427.2	407.6	19.6	5%	8%
Gross contract costs	(249.5)	(209.4)	(40.1)	19	22
Fee Revenue	$177.7	198.2	(20.5)	(10)%	(7)%
Leasing	22.6	33.3	(10.7)	(32)	(30)
Capital Markets	18.7	25.5	(6.8)	(27)	(23)
Property & Facility Management	73.3	74.3	(1.0)	(1)	2
Project & Development Services	28.8	33.2	(4.4)	(13)	(10)
Advisory, Consulting and Other	34.3	31.9	2.4	8	11
Compensation, operating and administrative expenses excluding gross contract costs	168.0	191.1	(23.1)	(12)	(9)
Depreciation and amortization	6.6	6.4	0.2	3	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	174.6	197.5	(22.9)	(12)	(8)
Gross contract costs	249.5	209.4	40.1	19	22
Segment operating expenses (excluding reimbursed expenses)	$424.1	406.9	17.2	4%	7%
Segment operating income	$3.1	0.7	2.4	n.m.	n.m.
Equity earnings	$(0.7)	0.3	(1.0)	n.m.	n.m.
Adjusted EBITDA	$9.4	7.3	2.1	29%	29%
Asia Pacific realized the most notable impact this quarter from the pandemic. Office closures and work stoppages began in January in China and continued across the region in order to minimize the human impact of the pandemic. This is reflected in the revenue and fee revenue declines, which were largely attributable to Greater China and to a lesser extent Japan, primarily in transactions-based services lines. Despite this backdrop, Corporate Solutions was largely flat year-over-year as growth in integrated facilities management and advisory services was largely offset by the impact of temporary work stoppages to Project & Development Services mandates.
Segment operating expenses, excluding reimbursed expenses, for the first quarter of 2020 included an offset of $5.4 million from grants and subsidies from certain government relief programs established in response to the pandemic. The subsidies have been used in the receiving countries to retain employees and offset their compensation expense.
Adjusted EBITDA margin, calculated on a fee-revenue basis, was 5.3% in USD for the quarter (5.2% in local currency), compared with 3.7% last year. The net margin improvement reflected the government grants and subsidies noted above as well as the impact of cost mitigation plans. These items were partially offset by the revenue drivers noted above.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$104.9	98.4	6.5	7%	8%
Reimbursements	(1.8)	(1.9)	0.1	(5)	(1)
Revenue before reimbursements	$103.1	96.5	6.6	7%	8%
Gross contract costs	(4.5)	(2.8)	(1.7)	61	58
Fee Revenue	$98.6	93.7	4.9	5%	6%
Advisory fees	82.0	73.8	8.2	11	12
Transaction fees & other	10.9	12.4	(1.5)	(12)	(10)
Incentive fees	5.7	7.5	(1.8)	(24)	(24)
Compensation, operating and administrative expenses excluding gross contract costs	82.6	80.1	2.5	3	4
Depreciation and amortization	1.8	1.5	0.3	20	20
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	84.4	81.6	2.8	3	4
Gross contract costs	4.5	2.8	1.7	61	58
Segment operating expenses (excluding reimbursed expenses)	$88.9	84.4	4.5	5%	6%
Segment operating income	$14.2	12.1	2.1	17%	19%
Equity (losses) earnings	$(40.3)	4.9	(45.2)	n.m.	n.m.
Adjusted EBITDA	$(24.4)	18.3	(42.7)	n.m.	n.m.
LaSalle's strong advisory fee growth across all geographies followed exceptional private equity capital raising over the trailing twelve months.
As a direct result of the pandemic's expected impact on real estate prices, we recognized Equity losses this quarter to reflect decreases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio.
Segment operating income was up 19% compared with 2019. Adjusted EBITDA margin was negative 24.8% in USD for the quarter (negative 24.3% local currency), compared with 19.5% last year. The change in equity (losses) earnings represented over 100% of the margin decline and decrease in Adjusted EBITDA. The advisory fee growth partially offset these equity losses.
AUM was $69.5 billion as of March 31, 2020, an increase of 3% in USD (1% in local currency) from $67.6 billion as of December 31, 2019. The AUM increase resulted from (i) $3.7 billion of acquisitions, (ii) $1.2 billion of net valuation increases, and (iii) $1.4 billion of foreign currency increases, partially offset by (iv) $4.4 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $546.1 million of cash in the first three months of 2020, compared with $551.5 million of cash used during the same period in 2019. The decrease in cash used by operating activities is driven by increased cash provided by earnings, offset by increased annual incentive compensation paid to employees, reflecting our stronger full-year 2019 performance compared with the full-year 2018.
Cash Flows from Investing Activities
We used $90.5 million of cash for investing activities during the first three months of 2020, as compared to $91.0 million used during the same period in 2019. The slight decrease in cash used was driven by an absence of business acquisitions this quarter, offset by an increase in net capital contribution activity related to co-investments in real estate ventures and JLL Spark investments. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $883.3 million of cash during the first three months of 2020, as compared to $592.8 million provided by financing activities during the same period in 2019. The net increase of $290.5 million in cash flows from financing activities is substantially driven by the increase in the outstanding borrowings on our Facility to fund seasonal liquidity, including annual incentive payments as discussed in the cash flows from operating activities.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of March 31, 2020, we had outstanding borrowings under the Facility of $1,450.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2019, we had $525.0 million of outstanding borrowings under the Facility and outstanding letters of credit of $0.8 million. The average outstanding borrowings under the Facility were $935.2 million and $209.0 million during the three months ended March 31, 2020 and 2019, respectively.
In addition to our Facility, we had the capacity to borrow up to $86.0 million under local overdraft facilities as of March 31, 2020. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $125.2 million and $120.1 million as of March 31, 2020 and December 31, 2019, respectively, of which $35.8 million and $44.8 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of March 31, 2020, we had total investments of $390.8 million in investments, primarily related to LaSalle co-investments. For the three months ended March 31, 2020, and 2019, funding of investments exceeded return of capital by $40.6 million, and $3.4 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by JLL Spark venture funds.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
On October 31, 2019, our Board of Directors approved a new share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock in the open market and privately negotiated transactions. During the three months ended March 31, 2020 we repurchased nearly 188 thousand shares for $25.0 million. As of March 31, 2020, $175.0 million remained authorized for repurchases under the Program. There were no shares repurchased during the three months ended March 31, 2019.
Capital Expenditures
Net capital additions for the three months ended March 31, 2020 and 2019, were $44.4 million and $44.6 million, respectively. Our capital expenditures in 2020 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the three months ended March 31, 2020 and 2019, were $3.2 million and $15.6 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the three months ended March 31, 2020, we paid $12.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. Terms for our acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $45.2 million as of March 31, 2020. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2020, we had the potential to make earn-out payments for a maximum of $254.0 million on 44 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2020 and December 31, 2019, we had total cash and cash equivalents of $720.7 million and $451.9 million, respectively, of which approximately $350.1 million and $385.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% and 5% of our total assets as of March 31, 2020 and December 31, 2019, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $309.0 million as of March 31, 2020. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
From time to time, we also include written or oral forward-looking statements in other publicly disclosed materials (including, but not limited to other filings with the SEC, press releases, presentations and communications by JLL or its management). Such statements relate to our intent, belief and current expectations about our strategic direction prospects and future results, and give our current expectations or forecasts of future events, including, but not limited to the Company's expectations regarding the potential impact of the COVID-19 outbreak and global pandemic; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A. Risk Factors and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2020 on our variable-rate debt, our results would reflect an increase of $0.7 million to Interest expense, net of interest income, for the three months ended March 31, 2020.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2020	2019
British Pound	8%	9%
Euro	8	8
Other	25	27
Revenue exposed to foreign exchange rates	41%	44%
United States Dollar	59	56
Total Revenue	100%	100%
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. See Note 8, Fair Value Measurements, for further discussion of our forward contracts.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of March 31, 2020, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
For other risk factors inherent in our business, see Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2020:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2020 - January 31, 2020	—	$—	—	$200.0
February 1, 2020 - February 29, 2020	10,276	$138.83	10,276	$198.6
March 1, 2020 - March 31, 2020	177,477	$132.79	177,477	$175.0
Total	187,753		187,753
Item 5. Other Information
Other Information
Effective April 1, 2020, in conjunction with a series of measures we have taken in response to extraordinary business challenges brought on by the current COVID-19 global pandemic crisis, Christian Ulbrich, our Chief Executive Officer and President, and the entire Global Executive Board executed salary reduction agreements irrevocably waiving 50% of their annual base salary for the remainder of 2020. We are including this disclosure and related Exhibit 10.1 in this Form 10-Q rather than filing a Form 8-K under Item 5.02.
In addition, each member of the Board has agreed by irrevocable waiver to forego receipt of 50% of the cash retainer fees payable to her or him during the remainder of 2020, effective as of the quarterly payment made April 1, 2020.
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

Corporate Officers
The names and titles of our corporate executive officers, as of March 31, 2020, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Stephanie Plaines
Chief Financial Officer

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Yishai Lerner
Co-Chief Executive Officer, JLL Technologies

Patricia Maxson
Chief Administrative Officer

Neil Murray
Chief Executive Officer, Global Corporate Solutions

Gregory P. O'Brien
Chief Executive Officer, Americas

Mihir Shah
Co-Chief Executive Officer, JLL Technologies
Additional Global Corporate Officers

Mary E. Bilbrey	James S. Jasionowski
Chief Human Resources Officer	Chief Tax Officer

Louis F. Bowers	Judith I. Tempelman
Controller	Head of Corporate Development

Bryan J. Duncan	Alan Tse
Treasurer	Chief Legal Officer and Corporate Secretary

Item 6. Exhibits

Exhibit Number	Description
10.1*	Form of Global Executive Board Salary Reduction Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2020.

JONES LANG LASALLE INCORPORATED

By:	/s/ Stephanie Plaines
Stephanie Plaines
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)