Form 10-Q
period 2020-06-30
JONES LANG LASALLE INC
filed 2020-08-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission File Number 1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on July 31, 2020 was 51,780,802.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$413.5	451.9
Trade receivables, net of allowance of $79.0 and $68.1	1,367.1	2,034.3
Notes and other receivables	430.5	472.8
Reimbursable receivables	1,340.9	1,671.2
Warehouse receivables	819.2	527.1
Short-term contract assets, net of allowance of $1.7 and $-	315.2	333.4
Prepaid & other	422.5	377.9
Total current assets	5,108.9	5,868.6
Property and equipment, net of accumulated depreciation of $730.2 and $660.7	675.7	701.9
Operating lease right-of-use assets	800.2	804.4
Goodwill	4,120.9	4,168.2
Identified intangibles, net of accumulated amortization of $256.9 and $214.8	652.9	682.6
Investments in real estate ventures, including $304.1 and $328.6 at fair value	393.6	404.2
Long-term receivables	250.6	250.2
Deferred tax assets, net	229.2	245.4
Deferred compensation plan	372.4	349.9
Other	206.1	197.2
Total assets	$12,810.5	13,672.6
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,044.8	1,289.4
Reimbursable payables	967.9	1,245.8
Accrued compensation & benefits	977.3	1,729.2
Short-term borrowings	115.1	120.1
Short-term contract liabilities and deferred income	155.8	158.8
Short-term acquisition-related obligations	97.8	74.4
Warehouse facilities	789.1	515.9
Short-term operating lease liabilities	159.9	153.4
Other	298.8	203.2
Total current liabilities	4,606.5	5,490.2
Credit facility, net of debt issuance costs of $10.5 and $12.3	689.5	512.7
Long-term debt, net of debt issuance costs of $2.8 and $3.1	665.4	664.6
Deferred tax liabilities, net	71.5	106.0
Deferred compensation	367.5	374.3
Long-term acquisition-related obligations	44.7	124.1
Long-term operating lease liabilities	734.2	751.2
Other	513.7	436.2
Total liabilities	7,693.0	8,459.3
Redeemable noncontrolling interest	8.1	8.6
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,825,529 and 51,549,654 shares issued; 51,642,055 and 51,549,654 outstanding	0.5	0.5
Additional paid-in capital	1,999.3	1,962.8
Retained earnings	3,593.9	3,588.3
Treasury stock, at cost, 183,474 and - shares	(24.4)	—
Shares held in trust	(5.7)	(5.7)
Accumulated other comprehensive loss	(537.4)	(427.8)
Total Company shareholders’ equity	5,026.2	5,118.1
Noncontrolling interest	83.2	86.6
Total equity	5,109.4	5,204.7
Total liabilities, redeemable noncontrolling interest and equity	$12,810.5	$13,672.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Revenue before reimbursements	$1,828.5	2,348.2	$4,061.5	4,309.8
Reimbursements	1,841.9	1,918.3	3,704.9	3,777.3
Total revenue	$3,670.4	4,266.5	$7,766.4	8,087.1
Operating expenses:
Compensation and benefits	$1,175.3	1,354.8	$2,499.8	2,518.6
Operating, administrative and other	557.3	772.1	1,332.1	1,479.4
Reimbursed expenses	1,841.9	1,918.3	3,704.9	3,777.3
Depreciation and amortization	56.9	45.5	111.9	92.0
Restructuring and acquisition charges	28.2	25.7	42.3	44.3
Total operating expenses	$3,659.6	4,116.4	$7,691.0	7,911.6
Operating income	$10.8	150.1	$75.4	175.5
Interest expense, net of interest income	14.9	13.6	29.5	23.2
Equity earnings (losses)	14.7	10.2	(13.6)	15.2
Other income	5.2	0.8	6.1	0.5
Income before income taxes and noncontrolling interest	15.8	147.5	38.4	168.0
Income tax provision	1.5	36.2	6.5	35.5
Net income	14.3	111.3	31.9	132.5
Net (loss) income attributable to noncontrolling interest	(0.9)	0.6	11.4	0.5
Net income attributable to the Company	15.2	110.7	20.5	132.0
Dividends on unvested common stock, net of tax benefit	—	0.2	—	0.2
Net income attributable to common shareholders	$15.2	110.5	$20.5	131.8
Basic earnings per common share	$0.29	2.42	$0.40	2.88
Basic weighted average shares outstanding (in 000's)	51,635	45,749	51,623	45,712
Diluted earnings per common share	$0.29	2.40	$0.39	2.86
Diluted weighted average shares outstanding (in 000's)	52,173	46,040	52,305	46,029
Dividends declared per share	$—	0.43	$—	0.43
Net income attributable to the Company	$15.2	110.7	$20.5	132.0
Change in pension liabilities, net of tax	—	(0.8)	—	(1.8)
Foreign currency translation adjustments	33.8	(23.3)	(109.6)	8.0
Comprehensive income (loss) attributable to the Company	$49.0	86.6	$(89.1)	138.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
Net income (3)	—	—	—	15.2	—	—	—	(1.0)	14.2
Shares issued under stock-based compensation programs	23,762	—	—	—	—	0.6	—	—	0.6
Shares repurchased for payment of taxes on stock-based compensation	(4,546)	—	(1.0)	—	—	—	—	—	(1.0)
Amortization of stock-based compensation	—	—	30.7	—	—	—	—	—	30.7
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	33.8	—	33.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	2.3	2.3
June 30, 2020	51,642,055	$0.5	1,999.3	3,593.9	(5.7)	(24.4)	(537.4)	83.2	$5,109.4
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2020.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Company Shareholder's Equity
						Accumulated
			Additional		Shares	Other
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Equity
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	(456.2)	43.0	$3,734.5
Net income	—	—	—	21.3	—	—	(0.1)	21.2
Shares issued under stock-based compensation programs	198,575	—	2.0	—	—	—	—	2.0
Shares repurchased for payment of taxes on stock-based compensation	(58,750)	—	(9.7)	—	—	—	—	(9.7)
Amortization of stock-based compensation	—	—	7.0	—	—	—	—	7.0
Change in pension liabilities, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	—	31.3	—	31.3
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	9.8	9.8
March 31, 2019	45,739,243	$0.5	1,056.6	3,117.0	(5.8)	(425.9)	52.7	$3,795.1
Net income(3)	—	—	—	110.7	—	—	0.5	111.2
Shares issued under stock-based compensation programs	31,820	—	0.8	—	—	—	—	0.8
Shares repurchased for payment of taxes on stock-based compensation	(8,375)	—	(0.7)	—	—	—	—	(0.7)
Amortization of stock-based compensation	—	—	12.9	—	—	—	—	12.9
Dividends paid	—	—	—	(19.9)	—	—	—	(19.9)
Shares held in trust	—	—	—	—	(0.1)	—	—	(0.1)
Change in pension liabilities, net of tax	—	—	—	—	—	(0.8)	—	(0.8)
Foreign currency translation adjustments	—	—	—	—	—	(23.3)	—	(23.3)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	0.1	0.1
June 30, 2019	45,762,688	$0.5	1,069.6	3,207.8	(5.9)	(450.0)	53.3	$3,875.3
(3) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2019.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2020	2019
Cash flows used in operating activities:
Net income	$31.9	132.5
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	8.7	6.1
Other adjustments, net	188.9	107.9
Changes in working capital, net	(274.2)	(729.6)
Net cash used in operating activities	(44.7)	(483.1)
Cash flows used in investing activities:
Net capital additions – property and equipment	(77.3)	(83.8)
Net investment asset activity (less than wholly-owned)	(7.7)	(19.2)
Business acquisitions, net of cash acquired	—	(28.3)
Capital contributions to real estate ventures	(54.9)	(35.6)
Distributions of capital from real estate ventures	24.7	19.8
Other, net	5.8	5.4
Net cash used in investing activities	(109.4)	(141.7)
Cash flows provided by financing activities:
Proceeds from borrowings under credit facility	3,433.0	2,545.0
Repayments of borrowings under credit facility	(3,258.0)	(2,045.1)
Net (repayments of) proceeds from short-term borrowings	(4.8)	86.0
Payments of deferred business acquisition obligations and earn-outs	(19.1)	(26.6)
Repurchase of common stock	(25.0)	—
Payment of dividends	—	(19.9)
Other, net	(12.0)	8.1
Net cash provided by financing activities	114.1	547.5
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(15.1)	1.9
Net change in cash, cash equivalents and restricted cash	(55.1)	(75.4)
Cash, cash equivalents and restricted cash, beginning of the period	652.1	634.2
Cash, cash equivalents and restricted cash, end of the period	$597.0	558.8
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$200.2	153.3
Restricted cash, end of period	183.5	147.6
Cash paid during the period for:
Interest	$29.0	23.1
Income taxes, net of refunds	48.5	120.2
Operating leases	93.6	83.3
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	1.5
Deferred business acquisition obligations	—	6.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
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
Our Condensed Consolidated Financial Statements as of June 30, 2020, and for the periods ended June 30, 2020 and 2019, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from transaction-based activities (e.g. leasing and capital markets) is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. The COVID-19 pandemic may have a material impact on the historical seasonality of our revenue and profits.
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
As a result of the items mentioned above, the results for the periods ended June 30 are not fully indicative of what our results will be for the full fiscal year.

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
Trade Receivables
We estimate an allowance to provide for uncollectible accounts receivable, which is applied upon recognition of the receivable. We base this estimate on historical experience combined with a review of the receivable aging, current and expected economic conditions, and client credit quality. The estimate also includes specifically identified amounts for which payment has become unlikely. As trade receivables are due within one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, we will monitor economic conditions on a quarterly basis to determine if any adjustments are deemed necessary.
Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the aging profile of outstanding balances, the contractual terms of repayment, and credit quality. Aspects of credit quality considered in our assessments of collectability include historical experience, current and expected economic conditions, and our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments determine payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has been limited and has not had a material impact on the Condensed Consolidated Financial Statements.
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
Financial Guarantees
Certain loans we originate and sell under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. As of June 30, 2020, the loan loss guarantee reserve was $45.7 million and was included within Other liabilities on the Condensed

Consolidated Balance Sheets. This balance reflected a notable increase from our opening balance (reflected in the table below) as a result of incorporating, into our model, economic conditions and projections related to the COVID-19 pandemic.
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

	Three Months Ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Revenue excluded from scope of ASC Topic 606	$53.4	32.3	$102.7	63.3

Contract assets - As of June 30, 2020 and December 31, 2019, we had $405.3 million and $419.3 million of contract assets, net of allowance, respectively, which are included in Short-term contract assets and Other assets on the Condensed Consolidated Balance Sheets.
Contract liabilities - As of June 30, 2020 and December 31, 2019, we had $93.0 million and $87.7 million of contract liabilities, respectively, which are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
The Chief Operating Decision Maker of JLL measures and evaluates the segment results excluding (a) gross contract costs, (b) net non-cash MSR and mortgage banking derivative activity, and (c) Restructuring and acquisition charges. As of June 30, 2020, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Chief Executive Officer and President	• Chief Executive Officers of each of our four business segments
• Chief Financial Officer	• Chief Executive Officer of Corporate Solutions
• Chief Administrative Officer	• Chief Executive Officer of Capital Markets
• Chief Human Resources Officer	• Co-Chief Executive Officers of JLL Technologies

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Americas - Real Estate Services
Leasing	$278.1	491.8	$697.0	881.6
Capital Markets	140.8	129.8	388.2	229.9
Property & Facility Management	1,439.5	1,370.9	2,898.3	2,732.9
Project & Development Services	275.3	376.8	581.7	685.5
Advisory, Consulting and Other	95.3	94.3	186.9	183.8
Revenue	2,229.0	2,463.6	4,752.1	4,713.7
Reimbursements	(1,345.0)	(1,403.1)	(2,738.5)	(2,754.5)
Revenue before reimbursements	884.0	1,060.5	2,013.6	1,959.2
Gross contract costs	(192.3)	(191.8)	(405.1)	(379.5)
Net non-cash MSR and mortgage banking derivative activity	(8.6)	(4.8)	(7.0)	(4.7)
Fee revenue	683.1	863.9	1,601.5	1,575.0
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	805.3	913.7	1,815.6	1,724.5
Depreciation and amortization	39.1	26.3	76.5	53.6
Segment operating expenses, excluding reimbursed expenses	844.4	940.0	1,892.1	1,778.1
Gross contract costs	(192.3)	(191.8)	(405.1)	(379.5)
Fee-based segment operating expenses	652.1	748.2	1,487.0	1,398.6
Segment operating income	$39.6	120.5	$121.5	181.1
Equity earnings	2.9	0.4	15.6	0.1
Segment income	$42.5	120.9	$137.1	181.2

EMEA - Real Estate Services
Leasing	$46.7	65.9	$94.8	118.1
Capital Markets	50.0	78.5	123.2	142.5
Property & Facility Management	320.5	380.6	695.5	749.9
Project & Development Services	164.3	219.2	367.5	399.7
Advisory, Consulting and Other	44.7	74.1	101.1	131.5
Revenue	626.2	818.3	1,382.1	1,541.7
Reimbursements	(168.8)	(153.7)	(351.6)	(318.3)
Revenue before reimbursements	457.4	664.6	1,030.5	1,223.4
Gross contract costs	(189.4)	(284.7)	(452.0)	(527.4)
Fee revenue	268.0	379.9	578.5	696.0
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	481.8	654.6	1,066.2	1,231.5
Depreciation and amortization	9.0	11.3	18.2	22.6
Segment operating expenses, excluding reimbursed expenses	490.8	665.9	1,084.4	1,254.1
Gross contract costs	(189.4)	(284.7)	(452.0)	(527.4)
Fee-based segment operating expenses	301.4	381.2	632.4	726.7
Segment operating loss	$(33.4)	(1.3)	$(53.9)	(30.7)
Equity losses	—	(1.1)	—	(1.0)
Segment loss	$(33.4)	(2.4)	$(53.9)	(31.7)

Continued: Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Asia Pacific - Real Estate Services
Leasing	$33.8	66.2	$59.2	102.1
Capital Markets	24.0	48.2	45.7	77.6
Property & Facility Management	515.2	553.4	1,047.2	1,091.2
Project & Development Services	97.2	137.3	192.0	248.2
Advisory, Consulting and Other	45.1	50.1	83.3	84.8
Revenue	715.3	855.2	1,427.4	1,603.9
Reimbursements	(327.0)	(359.6)	(611.9)	(700.7)
Revenue before reimbursements	388.3	495.6	815.5	903.2
Gross contract costs	(189.5)	(232.7)	(439.0)	(442.1)
Fee revenue	198.8	262.9	376.5	461.1
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	362.6	462.6	780.1	863.1
Depreciation and amortization	7.0	6.4	13.6	12.8
Segment operating expenses, excluding reimbursed expenses	369.6	469.0	793.7	875.9
Gross contract costs	(189.5)	(232.7)	(439.0)	(442.1)
Fee-based segment operating expenses	180.1	236.3	354.7	433.8
Segment operating income	$18.7	26.6	$21.8	27.3
Equity earnings (losses)	0.5	0.4	(0.2)	0.7
Segment income	$19.2	27.0	$21.6	28.0

LaSalle
Advisory fees	$80.9	79.5	$166.5	157.1
Transaction fees & other	4.8	16.3	18.4	29.5
Incentive fees	14.2	33.6	19.9	41.2
Revenue	99.9	129.4	204.8	227.8
Reimbursements	(1.1)	(1.9)	(2.9)	(3.8)
Revenue before reimbursements	98.8	127.5	201.9	224.0
Gross contract costs	(3.8)	(4.2)	(8.3)	(7.0)
Fee revenue	95.0	123.3	193.6	217.0
Operating expenses, excluding reimbursed expenses:
Compensation, operating and administrative expenses	82.9	96.0	170.0	178.9
Depreciation and amortization	1.8	1.5	3.6	3.0
Segment operating expenses, excluding reimbursed expenses	84.7	97.5	173.6	181.9
Gross contract costs	(3.8)	(4.2)	(8.3)	(7.0)
Fee-based segment operating expenses	80.9	93.3	165.3	174.9
Segment operating income	$14.1	30.0	$28.3	42.1
Equity earnings (losses)	11.3	10.5	(29.0)	15.4
Segment income (loss)	$25.4	40.5	$(0.7)	57.5

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Segment Reconciling Items
Fee revenue	$1,244.9	1,630.0	$2,750.1	2,949.1
Gross contract costs	575.0	713.4	1,304.4	1,356.0
Net non-cash MSR and mortgage banking derivative activity	8.6	4.8	7.0	4.7
Revenue before reimbursements	1,828.5	2,348.2	4,061.5	4,309.8
Reimbursements	1,841.9	1,918.3	3,704.9	3,777.3
Revenue	$3,670.4	4,266.5	$7,766.4	8,087.1
Total segment operating expenses, excluding reimbursed expenses & before restructuring and acquisition charges	$1,789.5	2,172.4	$3,943.8	4,090.0
Reimbursed expenses	1,841.9	1,918.3	3,704.9	3,777.3
Total segment operating expenses before restructuring and acquisition charges	$3,631.4	4,090.7	$7,648.7	7,867.3
Operating income before restructuring and acquisition charges	$39.0	175.8	$117.7	219.8
Less: Restructuring and acquisition charges	28.2	25.7	42.3	44.3
Operating income	$10.8	150.1	$75.4	175.5

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2020 Business Combinations Activity
During the six months ended June 30, 2020, we completed no new acquisitions and paid $47.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2019 Business Combination Activity
During the six months ended June 30, 2020, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2019. As of June 30, 2020, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired for our 2019 acquisitions.
Earn-Out Payments

($ in millions)	June 30, 2020	December 31, 2019
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	44	44
Maximum earn-out payments (undiscounted)	$221.1	$268.9
Short-term earn-out liabilities (fair value)[1]	78.2	53.9
Long-term earn-out liabilities (fair value)[1]	19.6	94.5
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2020 consisted of: (1) goodwill of $4,120.9 million, (2) identifiable intangibles of $602.9 million amortized over their remaining finite useful lives, and (3) $50.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

In addition to our annual impairment evaluation, we periodically evaluate whether events or changes in circumstances indicate the carrying value of a reporting unit(s) may be impaired ("triggering event"). During the three months ended June 30, 2020, we determined our EMEA reporting unit had a triggering event which required us to determine if it was not more-likely-than-not that the fair value of our reporting unit was less than its carrying value. As a result, we performed step 1 of the goodwill impairment analysis which indicated the estimated fair value exceeded the carrying value by over 30%. In performing step 1, we relied on the discounted cash flow (“DCF”) method, an income approach, in determining the estimated fair value. Our DCF analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin, and the discount rate used to present value the cash flows.
The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	(1.7)	(41.4)	(2.5)	(1.0)	(46.6)
Balance as of June 30, 2020	$2,875.9	873.8	315.1	56.1	$4,120.9

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	3.2	1.6	—	35.4	40.2
Impact of exchange rate movements	1.2	(8.0)	0.5	(1.0)	(7.3)
Balance as of June 30, 2019	$1,456.4	900.4	317.3	56.6	$2,730.7

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2019	$480.4	285.7	55.9	21.4	54.0	$897.4
Additions, net of adjustments (1)	43.0	—	—	0.5	—	43.5
Adjustment for fully amortized intangibles	(20.0)	(6.2)	(0.5)	—	—	(26.7)
Impact of exchange rate movements	—	(0.4)	(3.5)	(0.4)	(0.1)	(4.4)
Balance as of June 30, 2020	$503.4	279.1	51.9	21.5	53.9	$909.8

Accumulated Amortization
Balance as of December 31, 2019	$(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	$(214.8)
Amortization, net (2)	(42.5)	(23.4)	(3.5)	(0.7)	(1.3)	(71.4)
Adjustment for fully amortized intangibles	20.0	6.2	0.5	—	—	26.7
Impact of exchange rate movements	—	0.3	2.2	0.1	—	2.6
Balance as of June 30, 2020	$(126.5)	(85.2)	(33.9)	(7.3)	(4.0)	$(256.9)

Net book value as of June 30, 2020	$376.9	193.9	18.0	14.2	49.9	$652.9
(1) Included in this amount for MSRs was (i) $9.3 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights and (ii) $2.8 million relating to an impairment valuation allowance, recognized during the three months ended June 30, 2020.
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
(1) Included in this amount for MSRs was $3.0 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of June 30, 2020, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2020 (remaining 6 months)	$33.3	28.9	$62.2
2021	63.9	48.6	112.5
2022	56.6	42.9	99.5
2023	50.1	40.5	90.6
2024	42.3	36.2	78.5
2025	34.7	18.9	53.6
Thereafter	96.0	10.0	106.0
Total	$376.9	226.0	$602.9

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2020 and December 31, 2019, we had Investments in real estate ventures of $393.6 million and $404.2 million, respectively.
Approximately 85% of our investments, as of June 30, 2020, are direct investments in 47 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. These also include investments by JLL Spark in property-technology funds and early-stage companies. The remaining 15% of our Investments in real estate ventures, as of June 30, 2020, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $338.5 million as of June 30, 2020. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.4 million relating to our investment in LIC II as its fund life terminated in January 2020.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2020	December 31, 2019
Property and equipment, net	$132.3	126.3
Investments in real estate ventures	10.9	13.2
Other assets	10.8	14.3
Total assets	$154.0	153.8
Other current liabilities	$2.9	3.2
Mortgage indebtedness (included in Other liabilities)	73.3	69.7
Total liabilities	76.2	72.9
Members' equity (included in Noncontrolling interest)	77.8	80.9
Total liabilities and members' equity	$154.0	153.8

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$2.9	1.7	$7.2	3.0
Operating and other expenses	(3.9)	(1.6)	(8.2)	(3.2)
Net gains on sale of investments (included in Equity earnings)	—	—	12.2	—
Net (loss) income	$(1.0)	0.1	$11.2	(0.2)

We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the six months ended June 30, 2020 and 2019.

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

(in millions)	2020	2019
Fair value investments as of January 1,	$328.6	247.3
Investments	29.8	32.2
Distributions	(29.6)	(22.3)
Change in fair value, net	(21.4)	14.6
Foreign currency translation adjustments, net	(3.3)	1.0
Fair value investments as of June 30,	$304.1	272.8

See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2020	1,208.9	286.8	1,495.7	$144.71	1.78
Granted	152.3	272.0	424.3	113.67
Vested	(10.2)	—	(10.2)	118.91
Forfeited	(7.8)	—	(7.8)	143.09
Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01

Unvested as of March 31, 2019	434.3	92.7	527.0	$140.55	2.15
Granted	37.4	166.9	204.3	150.03
Vested	(26.6)	—	(26.6)	118.02
Forfeited	(8.4)	—	(8.4)	136.19
Unvested as of June 30, 2019	436.7	259.6	696.3	$144.17	2.25

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	162.0	272.0	434.0	118.66
Vested	(334.8)	—	(334.8)	136.36
Forfeited	(16.3)	—	(16.3)	140.22
Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01

Unvested as of December 31, 2018	559.6	93.1	652.7	$131.32	2.02
Granted	112.1	166.9	279.0	150.78
Vested	(222.1)	—	(222.1)	115.17
Forfeited	(12.9)	(0.4)	(13.3)	132.56
Unvested as of June 30, 2019	436.7	259.6	696.3	$144.17	2.25

As of June 30, 2020, we had $122.4 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2024; $50.8 million relates to the awards issued in conjunction with the HFF acquisition.

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
We estimated the fair value of our Long-term debt as $645.4 million and $685.9 million as of June 30, 2020 and December 31, 2019, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $665.4 million and $664.6 million as of June 30, 2020 and December 31, 2019, respectively, and included debt issuance costs of $2.8 million and $3.1 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of June 30, 2020 and December 31, 2019, investments in real estate ventures at fair value using NAV were $187.8 million and $224.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$72.0	—	44.3	69.4	—	34.4
Foreign currency forward contracts receivable	—	3.0	—	—	10.5	—
Warehouse receivables	—	819.2	—	—	527.1	—
Deferred compensation plan assets	—	372.4	—	—	349.9	—
Mortgage banking derivative assets	—	—	103.7	—	—	36.1
Total assets at fair value	$72.0	1,194.6	148.0	69.4	887.5	70.5
Liabilities
Foreign currency forward contracts payable	$—	5.0	—	—	4.4	—
Deferred compensation plan liabilities	—	351.1	—	—	346.1	—
Earn-out liabilities	—	—	97.8	—	—	148.5
Mortgage banking derivative liabilities	—	—	109.2	—	—	25.9
Total liabilities at fair value	$—	356.1	207.0	—	350.5	174.4

Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. The carrying value was deemed to approximate fair value for the majority of these investments due to the proximity of the investment date to the balance sheet date as well as consideration of investee-level performance updates. To the extent there are changes in fair value, a result of pricing in subsequent funding rounds or changes in business strategy, for example, we recognize such changes through Equity earnings.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2020 and December 31, 2019, these contracts had a gross notional value of $2.00 billion ($0.98 billion on a net basis) and $2.30 billion ($1.05 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the six months ended June 30, 2020 or 2019.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $3.0 million asset as of June 30, 2020, was composed of gross contracts with receivable positions of $3.6 million and payable positions of $0.7 million. The $5.0 million liability as of June 30, 2020, was composed of gross contracts with receivable positions of $0.6 million and payable positions of $5.5 million. As of December 31, 2019, the $10.5 million asset was composed of gross contracts with receivable positions of $10.6 million and payable positions of $0.1 million. The $4.4 million liability as of December 31, 2019, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $5.2 million.

Warehouse Receivables
As of June 30, 2020 and December 31, 2019, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2020, as Deferred compensation plan assets of $372.4 million, long-term deferred compensation plan liabilities of $351.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2019, as Deferred compensation plan assets of $349.9 million, long-term deferred compensation plan liabilities of $346.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million.
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

	Balance as of March 31, 2020	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2020
Investments in real estate ventures	$41.4	2.5	—	0.4	—	$44.3
Mortgage banking derivative assets and liabilities, net	(64.0)	(15.4)	—	38.4	35.5	(5.5)
Earn-out liabilities	130.0	0.6	1.1	—	(33.9)	97.8

	Balance as of March 31, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2019
Investments in real estate ventures	$13.0	—	—	7.0	—	$20.0
Mortgage banking derivative assets and liabilities, net	0.6	(12.5)	—	17.4	(6.8)	(1.3)
Earn-out liabilities	169.2	14.3	0.1	—	(3.3)	180.3

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2020
Investments in real estate ventures	$34.4	2.5	—	7.4	—	$44.3
Mortgage banking derivative assets and liabilities, net	10.2	(90.6)	—	64.7	10.2	(5.5)
Earn-out liabilities	148.5	(7.6)	(0.9)	—	(42.2)	97.8

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2019
Investments in real estate ventures	$11.5	—	—	8.5	—	$20.0
Mortgage banking derivative assets and liabilities, net	6.3	(21.7)	—	32.5	(18.4)	(1.3)
Earn-out liabilities	192.0	20.0	(0.2)	1.5	(33.0)	180.3
1 CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings (losses)
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the six months ended June 30, 2020 or 2019. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	June 30, 2020	December 31, 2019
Short-term borrowings:
Local overdraft facilities	$14.7	44.8
Other short-term borrowings	100.4	75.3
Total short-term borrowings	$115.1	120.1
Credit facility, net of debt issuance costs of $10.5 and $12.3	689.5	512.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.9 and $1.2	274.1	273.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.9 and $0.9	195.7	195.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.0 and $1.0	195.6	195.4
Total debt	$1,470.0	1,297.4

Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of June 30, 2020, at LIBOR plus 1.00%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Average outstanding borrowings under the Facility	$1,351.5	661.1	$1,143.4	436.3
Effective interest rate on the Facility	1.4%	3.3%	1.8%	3.3%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $81.2 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2020, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2020.
Warehouse Facilities

	June 30, 2020		December 31, 2019
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.15%, expires September 21, 2020	$185.0	375.0	104.4	375.0
LIBOR plus 1.15%, expires September 19, 2020	339.7	775.0	184.8	775.0
LIBOR plus 1.15%, expires August 31, 2020	31.8	100.0	11.4	100.0
Fannie Mae ASAP[1] program, LIBOR plus 1.15%	37.6	n/a	53.6	n/a
LIBOR plus 1.25%	172.2	1,000.0	151.6	1,000.0
LIBOR plus 1.25%	23.0	175.0	11.0	175.0
Gross warehouse facilities	789.3	2,425.0	516.8	2,425.0
Debt issuance costs	(0.2)	n/a	(0.9)	n/a
Total warehouse facilities	$789.1	2,425.0	515.9	2,425.0

1 As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of June 30, 2020.

10.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $36.9 million and $37.7 million as of June 30, 2020 and December 31, 2019, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2019	$38.1
New claims	0.7
Prior year claims adjustments (including foreign currency changes)	(0.7)
Claims paid	—
June 30, 2020	$38.1

December 31, 2018	$43.1
New claims	—
Prior year claims adjustments (including foreign currency changes)	(2.8)
Claims paid	(1.1)
June 30, 2019	$39.2

As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2020 and December 31, 2019, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $10.5 billion and $9.7 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2020 and December 31, 2019, the loss-sharing guarantee obligations were $20.9 million and $20.6 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and six months ended June 30, 2020 and 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Severance and other employment-related charges	$7.0	5.4	$8.3	10.4
Restructuring, pre-acquisition and post-acquisition charges	7.6	6.0	17.4	13.9
Stock-based compensation expense for HFF retention awards	13.0	—	24.2	—
Fair value adjustments to earn-out liabilities	0.6	14.3	(7.6)	20.0
Restructuring and acquisition charges	$28.2	25.7	$42.3	44.3

The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	8.3	6.7	10.7	25.7
Payments made	(16.0)	(13.5)	(14.0)	(43.5)
June 30, 2020	$16.6	1.6	0.5	$18.7

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	10.4	1.0	12.9	24.3
Payments made	(14.8)	(1.1)	(8.9)	(24.8)
June 30, 2019	$9.6	0.5	4.5	$14.6

We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2020 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.
HFF Acquisition
Included in Restructuring and acquisition charges were $20.1 million and $41.4 million, respectively, for the three and six months ended June 30, 2020 compared to $3.2 million and $9.7 million, respectively, for the three and six months ended June 30, 2019 of charges relating to the acquisition and integration of HFF (including transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses).
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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2020	$(72.0)	(499.2)	$(571.2)
Other comprehensive income before reclassification	—	33.8	33.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	33.8	33.8
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2019	$(58.4)	(367.5)	$(425.9)
Other comprehensive loss before reclassification	—	(23.3)	(23.3)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(0.8)	—	(0.8)
Other comprehensive loss after tax expense of $ - , $ - and $ -	(0.8)	(23.3)	(24.1)
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive loss before reclassification	—	(109.6)	(109.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(109.6)	(109.6)
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	8.0	8.0
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.8)	—	(1.8)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.8)	8.0	6.2
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2020, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2020.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the six months ended June 30, 2020 was 17.1%, resulting in an effective tax rate of 10.0% for the second quarter of 2020. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted. Changes in the impact of the COVID-19 pandemic on our forecasted income may affect our forecasted full-year effective tax rate for the remaining interim quarters of 2020.
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
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. Specifically in 2020, we are experiencing the macroeconomic impact of the COVID-19 pandemic.
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
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. The COVID-19 pandemic may have a material impact on the historical seasonality of our revenue and profits.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2020 and 2019, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions

•
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as investment sales transactions globally.

•	Assets under management data for LaSalle is reported on a one-quarter lag.

•	MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.

•	n.m.: not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$358.6	623.9	(265.3)	(43)%	(42)%
Capital Markets	214.8	256.5	(41.7)	(16)	(15)
Property & Facility Management	2,275.2	2,304.9	(29.7)	(1)	—
Project & Development Services	536.8	733.3	(196.5)	(27)	(25)
Advisory, Consulting and Other	185.1	218.5	(33.4)	(15)	(13)
Real Estate Services ("RES") revenue	$3,570.5	4,137.1	(566.6)	(14)%	(12)%
LaSalle	99.9	129.4	(29.5)	(23)	(22)
Revenue	$3,670.4	4,266.5	(596.1)	(14)%	(13)%
Reimbursements	(1,841.9)	(1,918.3)	(76.4)	(4)	(3)
Revenue before reimbursements	$1,828.5	2,348.2	(519.7)	(22%)	(21%)
Gross contract costs	(575.0)	(713.4)	138.4	(19)	(17)
Net non-cash MSR and mortgage banking derivative activity	(8.6)	(4.8)	(3.8)	79	79
Fee revenue	$1,244.9	1,630.0	(385.1)	(24)%	(22)%
Leasing	343.8	605.8	(262.0)	(43)	(43)
Capital Markets	199.4	241.3	(41.9)	(17)	(16)
Property & Facility Management	287.9	290.8	(2.9)	(1)	1
Project & Development Services	178.6	210.0	(31.4)	(15)	(13)
Advisory, Consulting and Other	140.2	158.8	(18.6)	(12)	(9)
RES fee revenue	$1,149.9	1,506.7	(356.8)	(24)%	(22)%
LaSalle	95.0	123.3	(28.3)	(23)	(22)
Compensation and benefits excluding gross contract costs	928.7	1,137.7	(209.0)	(18)	(17)
Operating, administrative and other expenses excluding gross contract costs	228.9	275.8	(46.9)	(17)	(15)
Depreciation and amortization	56.9	45.5	11.4	25	27
Total fee-based operating expenses	1,214.5	1,459.0	(244.5)	(17)	(15)
Restructuring and acquisition charges	28.2	25.7	2.5	10	10
Gross contract costs	575.0	713.4	(138.4)	(19)	(17)
Total operating expenses, excluding reimbursed expenses	$1,817.7	2,198.1	(380.4)	(17)%	(16)%
Operating income	$10.8	150.1	(139.3)	(93)%	(94)%
Equity earnings	$14.7	10.2	4.5	44%	44%
Adjusted EBITDA	$103.3	226.7	(123.4)	(54)%	(55)%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$851.0	1,101.8	(250.8)	(23)%	(22)%
Capital Markets	557.1	450.0	107.1	24	25
Property & Facility Management	4,641.0	4,574.0	67.0	1	3
Project & Development Services	1,141.2	1,333.4	(192.2)	(14)	(13)
Advisory, Consulting and Other	371.3	400.1	(28.8)	(7)	(5)
Real Estate Services ("RES") revenue	$7,561.6	7,859.3	(297.7)	(4)%	(2)%
LaSalle	204.8	227.8	(23.0)	(10)	(9)
Revenue	$7,766.4	8,087.1	(320.7)	(4)%	(3)%
Reimbursements	(3,704.9)	(3,777.3)	(72.4)	(2)	(1)
Revenue before reimbursements	$4,061.5	4,309.8	(248.3)	(6)%	(4)%
Gross contract costs	(1,304.4)	(1,356.0)	51.6	(4)	(2)
Net non-cash MSR and mortgage banking derivative activity	(7.0)	(4.7)	(2.3)	49	49
Fee revenue	$2,750.1	2,949.1	(199.0)	(7)%	(5)%
Leasing	819.0	1,067.2	(248.2)	(23)	(23)
Capital Markets	533.5	426.1	107.4	25	26
Property & Facility Management	567.8	571.5	(3.7)	(1)	1
Project & Development Services	366.9	383.4	(16.5)	(4)	(3)
Advisory, Consulting and Other	269.3	283.9	(14.6)	(5)	(3)
RES fee revenue	$2,556.5	2,732.1	(175.6)	(6)%	(5)%
LaSalle	193.6	217.0	(23.4)	(11)	(10)
Compensation and benefits excluding gross contract costs	1,993.0	2,095.7	(102.7)	(5)	(4)
Operating, administrative and other expenses excluding gross contract costs	534.5	546.3	(11.8)	(2)	—
Depreciation and amortization	111.9	92.0	19.9	22	23
Total fee-based operating expenses	2,639.4	2,734.0	(94.6)	(3)	(2)
Restructuring and acquisition charges	42.3	44.3	(2.0)	(5)	(5)
Gross contract costs	1,304.4	1,356.0	(51.6)	(4)	(2)
Total operating expenses, excluding reimbursed expenses	$3,986.1	4,134.3	(148.2)	(4)%	(2)%
Operating income	$75.4	175.5	(100.1)	(57)%	(57)%
Equity (losses) earnings	$(13.6)	15.2	(28.8)	n.m.	n.m.
Adjusted EBITDA	$198.9	322.1	(123.2)	(38)%	(38)%

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
Gain on Disposition reflects the net gain recognized on the sale of property management businesses in continental Europe. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$3,670.4	4,266.5	$7,766.4	8,087.1
Reimbursements	(1,841.9)	(1,918.3)	(3,704.9)	(3,777.3)
Revenue before reimbursements	1,828.5	2,348.2	4,061.5	4,309.8
Adjustments:
Gross contract costs	(575.0)	(713.4)	(1,304.4)	(1,356.0)
Net non-cash MSR and mortgage banking derivative activity	(8.6)	(4.8)	(7.0)	(4.7)
Fee revenue	$1,244.9	1,630.0	$2,750.1	2,949.1

Operating expenses	$3,659.6	4,116.4	$7,691.0	7,911.6
Reimbursed expenses	(1,841.9)	(1,918.3)	(3,704.9)	(3,777.3)
Operating expenses, excluding reimbursed expenses	1,817.7	2,198.1	3,986.1	4,134.3
Less: Gross contract costs	(575.0)	(713.4)	(1,304.4)	(1,356.0)
Fee-based operating expenses	$1,242.7	1,484.7	$2,681.7	2,778.3

Operating income	$10.8	150.1	$75.4	175.5
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income attributable to common shareholders	$15.2	110.5	$20.5	131.8
Add:
Interest expense, net of interest income	14.9	13.6	29.5	23.2
Provision for income taxes	1.5	36.2	6.5	35.5
Depreciation and amortization	56.9	45.5	111.9	92.0
EBITDA	$88.5	205.8	$168.4	282.5
Adjustments:
Restructuring and acquisition charges	28.2	25.7	42.3	44.3
Gain on disposition	(4.8)	—	(4.8)	—
Net non-cash MSR and mortgage banking derivative activity	(8.6)	(4.8)	(7.0)	(4.7)
Adjusted EBITDA	$103.3	226.7	$198.9	322.1

Net income margin attributable to common shareholders	0.8%	4.7%	0.5%	3.1%

Adjusted EBITDA margin	8.1%	13.9%	7.2%	10.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	% Change	2020	% Change
Revenue:
At current period exchange rates	$3,670.4	(14)%	$7,766.4	(4)%
Impact of change in exchange rates	60.2	n/a	109.9	n/a
At comparative period exchange rates	$3,730.6	(13)%	$7,876.3	(3)%

Fee Revenue:
At current period exchange rates	$1,244.9	(24)%	$2,750.1	(7)%
Impact of change in exchange rates	19.7	n/a	37.7	n/a
At comparative period exchange rates	$1,264.6	(22)%	$2,787.8	(5)%

Operating Income:
At current period exchange rates	$10.8	(93)%	$75.4	(57)%
Impact of change in exchange rates	(1.8)	n/a	(0.3)	n/a
At comparative period exchange rates	$9.0	(94)%	$75.1	(57)%

Adjusted EBITDA:
At current period exchange rates	$103.3	(54)%	$198.9	(38)%
Impact of change in exchange rates	(1.2)	n/a	0.5	n/a
At comparative period exchange rates	$102.1	(55)%	$199.4	(38)%

COVID-19 Pandemic
The COVID-19 pandemic (the "pandemic") continued to disrupt our operations this quarter as lock-downs and building closures remained in place across the globe. Transaction-based services lines were most impacted as a result of delays to leasing and capital markets transactions. At the same time, our professionals across the globe, notably in Corporate Solutions and other annuity businesses, have expanded work with our clients to ensure continuity of critical operations, facilitate the rapid deployment of temporary medical facilities, and develop and implement safe return-to-work measures. In response to the pandemic's ongoing disruptions to revenue and business operations, we expanded cost mitigation efforts initiated in the first quarter across most operating expense categories. In addition, various government relief programs around the world provided grants/subsidies (approximately $28 million net benefit this quarter, focused in EMEA and Asia Pacific) as well as payment deferral opportunities for cash obligations such as payroll taxes and other social charges. These actions enhanced job retention and financial flexibility, positioning us to emerge from the pandemic with strength to capture significant market share.
Revenue
For the second quarter of 2020 compared with 2019, consolidated RES revenue decreased 12% to $3.6 billion and consolidated RES fee revenue decreased 22% to $1.2 billion, a result of the pandemic's significant impact, especially on transaction-based service lines. The revenue and fee revenue declines were across all three geographic segments and in all service lines except Property & Facility Management, which delivered stable fee revenue driven by Corporate Solutions. Leasing experienced the most significant decrease in revenue (42% down year-over-year) against the backdrop of 50%+ declines in office market gross absorption in all three geographies for the second quarter (according to JLL Research). Capital markets investment sales market volumes fell by 60% globally (according to JLL Research); our Capital Markets results included $70.8 million of incremental revenue for the second quarter from the July 1, 2019 acquisition of HFF, Inc. ("HFF"). Geographically across service lines, Americas represented 52% of the RES fee revenue decline for the second quarter on a local currency basis; EMEA represented 31% and Asia Pacific represented 17%.
For the first half of 2020, consolidated RES revenue decreased 2% to $7.6 billion and consolidated RES fee revenue decreased 5% to $2.6 billion. Overall, the impact of the pandemic on year-to-date revenue and fee revenue was less significant as many geographies were not meaningfully impacted by the pandemic until March. In addition, Capital Markets results included $215.2 million of incremental revenue for the first half of 2020 from HFF.
LaSalle delivered another quarter and half year of solid advisory fees, with an overall decline in revenue primarily due to expected lower incentive fees following a near-record 2019. Refer to the LaSalle segment results discussion for further discussion.
Our consolidated fee revenue decreased 24% in U.S. dollars (“USD”) and 22% in local currency for the second quarter of 2020, compared with 2019. The spread was driven by strengthening of the U.S. dollar against several major currencies, especially the British pound sterling, Australian dollar, euro, Indian rupee and Chinese yuan. The strengthening of the U.S. dollar against these currencies also drove the spread on year-to-date percentages.
Operating Expenses
In the second quarter of 2020, consolidated operating expenses, excluding reimbursed expenses, were $1.8 billion, down 16% from 2019, and consolidated fee-based operating expenses, were $1.2 billion, down 15% from the prior-year quarter. For the second quarter, the decrease in fee-based operating expenses was driven by Americas (42% of the reduction on a local currency basis), EMEA (32%), Asia Pacific (22%) and LaSalle (5%). Restructuring and acquisition charges were up compared with the prior-year quarter, refer to following table for further detail, slightly offsetting the segments' lower expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Severance and other employment-related charges	$7.0	5.4	$8.3	10.4
Restructuring, pre-acquisition and post-acquisition charges	20.6	6.0	41.6	13.9
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	0.6	14.3	(7.6)	20.0
Total restructuring & acquisition charges	$28.2	25.7	$42.3	44.3

Included in the preceding table was $20.1 million and $41.1 million for the second quarter and first half of 2020, respectively, of charges relating to the acquisition and integration of HFF. In the prior-year periods, such activity was $3.2 million and $9.7 million, respectively. Charges in 2020 include retention expense, early lease termination costs and other integration expenses, while charges in 2019 primarily included transaction/deal costs. Refer to Note 11, Restructuring and Acquisition Charges, in the Notes to the Condensed Consolidated Financial Statements for further information on Restructuring and acquisition charges.
Equity Earnings (Losses)
For the second quarter of 2020, we recognized equity earnings of $14.7 million, compared with $10.2 million in the prior-year quarter. For the first half of 2020, we recognized equity losses of $13.6 million, compared with earnings of $15.2 million in 2019. The majority of the activity in all periods was attributable to LaSalle; refer to the LaSalle segment results discussion for additional details. In addition, $12.7 million of equity earnings were recognized in the first quarter of 2020 for the Americas segment and were substantially attributable to gains by consolidated variable interest entities in which the company held no equity interest. These gains are also reflected in net income attributable to noncontrolling interest and, therefore, had no impact to Net income attributable to common shareholders.
Income Taxes
The provision for income taxes was $1.5 million and $6.5 million for the three and six months ended June 30, 2020, respectively, representing effective tax rates of 10.0% and 17.1%, respectively. For the three and six months ended June 30, 2019, the provision was $36.2 million and $35.5 million, respectively, representing effective tax rates of 24.5% and 21.1%, respectively. The tax provision for the six months ended June 30, 2019, included a $5.7 million discrete benefit due to a reduction to our reserve for uncertain tax positions during the first quarter of 2019. The lower effective tax rates in 2020 resulted from changes in the geographic distribution of pretax earnings compared to 2019.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and six months ended June 30, 2020 was $15.2 million and $20.5 million, respectively, compared with $110.5 million and $131.8 million in the respective prior-year periods. Adjusted EBITDA was $103.3 million and $198.9 million for the second quarter and first half of 2020, respectively, decreases of 55% and 38% from the prior-year periods. Net income margin attributable to common shareholders for the second quarter (against Revenue before reimbursements) was 0.8%, compared with 4.7% in the prior-year quarter. Adjusted EBITDA margin for the second quarter, calculated on a fee-revenue basis, was 8.3% in USD (8.1% in local currency), compared with 13.9% in 2019. The consolidated margin contraction was primarily due to the decline fee revenue, especially within transaction-based service lines, partially offset by the cost reduction initiatives and government relief programs noted above.

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
Americas - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$2,229.0	2,463.6	(234.6)	(10)%	(9)%
Reimbursements	(1,345.0)	(1,403.1)	58.1	(4)	(4)
Revenue before reimbursements	$884.0	1,060.5	(176.5)	(17%)	(16%)
Gross contract costs	(192.3)	(191.8)	(0.5)	—	2
Net non-cash MSR and mortgage banking derivative activity	(8.6)	(4.8)	(3.8)	79	80
Fee Revenue	$683.1	863.9	(180.8)	(21)%	(20)%
Leasing	267.0	479.5	(212.5)	(44)	(44)
Capital Markets	131.5	124.5	7.0	6	6
Property & Facility Management	147.3	115.8	31.5	27	29
Project & Development Services	91.1	99.7	(8.6)	(9)	(7)
Advisory, Consulting and Other	46.2	44.4	1.8	4	5
Compensation, operating and administrative expenses excluding gross contract costs	613.0	721.9	(108.9)	(15)	(14)
Depreciation and amortization	39.1	26.3	12.8	49	49
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	652.1	748.2	(96.1)	(13)	(12)
Gross contract costs	192.3	191.8	0.5	—	2
Segment operating expenses (excluding reimbursed expenses)	$844.4	940.0	(95.6)	(10)%	(9)%
Segment operating income	$39.6	120.5	(80.9)	(67)%	(67)%
Equity earnings	$2.9	0.4	2.5	n.m.	n.m.
Adjusted EBITDA	$74.0	142.1	(68.1)	(48)%	(48)%

Americas - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$4,752.1	4,713.7	38.4	1%	1%
Reimbursements	(2,738.5)	(2,754.5)	16.0	(1)	—
Revenue before reimbursements	$2,013.6	1,959.2	54.4	3%	4%
Gross contract costs	(405.1)	(379.5)	(25.6)	7	9
Net non-cash MSR and mortgage banking derivative activity	(7.0)	(4.7)	(2.3)	49	49
Fee Revenue	$1,601.5	1,575.0	26.5	2%	2%
Leasing	672.6	857.1	(184.5)	(22)	(21)
Capital Markets	378.1	224.2	153.9	69	69
Property & Facility Management	276.0	227.2	48.8	21	23
Project & Development Services	184.5	180.4	4.1	2	3
Advisory, Consulting and Other	90.3	86.1	4.2	5	6
Compensation, operating and administrative expenses excluding gross contract costs	1,410.5	1,345.0	65.5	5	5
Depreciation and amortization	76.5	53.6	22.9	43	43
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,487.0	1,398.6	88.4	6	7
Gross contract costs	405.1	379.5	25.6	7	9
Segment operating expenses (excluding reimbursed expenses)	$1,892.1	1,778.1	114.0	6%	7%
Segment operating income	$121.5	181.1	(59.6)	(33)%	(33)%
Equity earnings	$15.6	0.1	15.5	n.m.	n.m.
Adjusted EBITDA	$195.3	230.1	(34.8)	(15)%	(15)%
The pandemic acutely affected the Americas transaction-based service lines in the second quarter of 2020. U.S. Leasing revenue reflected substantial declines in office, however, JLL outperformed market declines in second-quarter gross absorption. Strong growth in industrial partially offset the lower office leasing activity. For the first half of 2020, the decline in Leasing revenue was less significant as a result of our strong first quarter performance. Notably reduced investment sales and debt placement activity impacted Capital Markets second-quarter revenue. In addition, Capital Markets included $70.6 million of incremental revenue contributions from HFF for the second quarter ($73.2 million of fee revenue) and $211.5 million of incremental revenue contributions from HFF for the first half of 2020 ($216.6 million of fee revenue). Property & Facility Management achieved significant second-quarter and first half fee revenue growth driven by new client wins, Corporate Solutions client expansions and pandemic-response facility management projects.
The decrease in operating expenses and fee-based operating expenses for the second quarter of 2020 compared with 2019 primarily reflected lower variable expenses, partially offset by incremental expenses associated with HFF operations. For the first half of 2020, the increase in expenses compared with the prior year was primarily due to the incremental expenses associated with HFF operations, partially offset by the lower second-quarter variable expenses.
Substantially all of the $12.7 million in first-quarter 2020 equity earnings were attributable to gains by consolidated variable interest entities in which the company held no equity interest. Therefore, there was no impact to Adjusted EBITDA.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 10.8% in USD and local currency, compared with 16.5% in 2019. The decline in profitability was primarily attributable to transaction-based service lines and the timing of incentive compensation expense accruals, partially offset by Property & Facility Management fee revenue growth. The current -quarter margin also reflected a strategic focus on job retention, positioning us to emerge from the pandemic with strength.

EMEA - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$626.2	818.3	(192.1)	(23)%	(21)%
Reimbursements	(168.8)	(153.7)	(15.1)	10	13
Revenue before reimbursements	$457.4	664.6	(207.2)	(31)%	(29)%
Gross contract costs	(189.4)	(284.7)	95.3	(33)	(31)
Fee Revenue	$268.0	379.9	(111.9)	(29)%	(27)%
Leasing	45.5	64.0	(18.5)	(29)	(27)
Capital Markets	46.3	73.4	(27.1)	(37)	(35)
Property & Facility Management	66.2	101.3	(35.1)	(35)	(33)
Project & Development Services	58.8	73.4	(14.6)	(20)	(18)
Advisory, Consulting and Other	51.2	67.8	(16.6)	(24)	(22)
Compensation, operating and administrative expenses excluding gross contract costs	292.4	369.9	(77.5)	(21)	(19)
Depreciation and amortization	9.0	11.3	(2.3)	(20)	(17)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	301.4	381.2	(79.8)	(21)	(19)
Gross contract costs	189.4	284.7	(95.3)	(33)	(31)
Segment operating expenses (excluding reimbursed expenses)	$490.8	665.9	(175.1)	(26)%	(24)%
Segment operating loss	$(33.4)	(1.3)	(32.1)	n.m.	n.m.
Equity losses	$—	(1.1)	1.1	n.m.	n.m.
Adjusted EBITDA	$(23.7)	9.6	(33.3)	n.m.	n.m.

EMEA - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$1,382.1	1,541.7	(159.6)	(10)%	(8)%
Reimbursements	(351.6)	(318.3)	(33.3)	10	13
Revenue before reimbursements	$1,030.5	1,223.4	(192.9)	(16)%	(14)%
Gross contract costs	(452.0)	(527.4)	75.4	(14)	(12)
Fee Revenue	$578.5	696.0	(117.5)	(17)%	(15)%
Leasing	92.5	114.5	(22.0)	(19)	(17)
Capital Markets	115.1	133.0	(17.9)	(13)	(11)
Property & Facility Management	144.1	196.3	(52.2)	(27)	(25)
Project & Development Services	124.9	132.9	(8.0)	(6)	(4)
Advisory, Consulting and Other	101.9	119.3	(17.4)	(15)	(12)
Compensation, operating and administrative expenses excluding gross contract costs	614.2	704.1	(89.9)	(13)	(11)
Depreciation and amortization	18.2	22.6	(4.4)	(19)	(17)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	632.4	726.7	(94.3)	(13)	(11)
Gross contract costs	452.0	527.4	(75.4)	(14)	(12)
Segment operating expenses (excluding reimbursed expenses)	$1,084.4	1,254.1	(169.7)	(14)%	(11)%
Segment operating loss	$(53.9)	(30.7)	(23.2)	(76)%	(76)%
Equity losses	$—	(1.0)	(0.1)	n.m.	n.m.
Adjusted EBITDA	$(34.3)	(8.6)	(25.7)	n.m.	n.m.
EMEA’s second-quarter 2020 revenue and fee revenue were meaningfully impacted by pandemic-related mandatory country shut-downs. Transaction-based revenues were significantly lower, especially in the UK and France. The decline in Property & Facility Management fee revenue was primarily due to (i) an approximately $20 million fee revenue decrease for the quarter in the UK mobile engineering business, a result of work delays from client office closures, and (ii) the absence of approximately $9 million of second-quarter 2019 fee revenue relating to property management businesses in continental Europe that were sold in late 2019 ($18 million for the first half of the year). Pandemic-driven work stoppages across EMEA more than offset continued growth in MENA within Project & Development Services fee revenue for the second quarter. The significant impact of the pandemic in the second quarter overshadowed our positive first-quarter performances in Project & Development Services and Capital Markets.
The decrease in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the second quarter of 2020 compared with prior-year quarter were primarily due to lower variable and revenue-related expenses as well as the impact of government relief programs (nearly $14 million).
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was negative 8.8% in USD (negative 8.9% in local currency), compared with 2.5% last year. The decline in profitability resulted primarily from transaction-based revenue declines and losses recognized on three discrete contracts nearing completion or termination, partially offset by the impact of the government relief programs. These relief programs, many of which involved temporary furloughs that reduced costs while preserving jobs, helped us retain our ability to efficiently restore operations to pre-pandemic levels.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$715.3	855.2	(139.9)	(16)%	(13)%
Reimbursements	(327.0)	(359.6)	32.6	(9)	(6)
Revenue before reimbursements	$388.3	495.6	(107.3)	(22%)	(19%)
Gross contract costs	(189.5)	(232.7)	43.2	(19)	(16)
Fee Revenue	$198.8	262.9	(64.1)	(24)%	(22)%
Leasing	31.3	62.3	(31.0)	(50)	(49)
Capital Markets	21.6	43.4	(21.8)	(50)	(50)
Property & Facility Management	74.4	73.7	0.7	1	5
Project & Development Services	28.7	36.9	(8.2)	(22)	(19)
Advisory, Consulting and Other	42.8	46.6	(3.8)	(8)	(4)
Compensation, operating and administrative expenses excluding gross contract costs	173.1	229.9	(56.8)	(25)	(22)
Depreciation and amortization	7.0	6.4	0.6	9	12
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	180.1	236.3	(56.2)	(24)	(21)
Gross contract costs	189.5	232.7	(43.2)	(19)	(16)
Segment operating expenses (excluding reimbursed expenses)	$369.6	469.0	(99.4)	(21)%	(18)%
Segment operating income	$18.7	26.6	(7.9)	(30)%	(31)%
Equity earnings	$0.5	0.4	0.1	25%	31%
Adjusted EBITDA	$26.1	33.6	(7.5)	(22)%	(23)%

Asia Pacific - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$1,427.4	1,603.9	(176.5)	(11)%	(8)%
Reimbursements	(611.9)	(700.7)	88.8	(13)	(9)
Revenue before reimbursements	$815.5	903.2	(87.7)	(10)%	(7)%
Gross contract costs	(439.0)	(442.1)	3.1	(1)	2
Fee Revenue	$376.5	461.1	(84.6)	(18)%	(16)%
Leasing	53.9	95.6	(41.7)	(44)	(42)
Capital Markets	40.3	68.9	(28.6)	(42)	(40)
Property & Facility Management	147.7	148.0	(0.3)	—	3
Project & Development Services	57.5	70.1	(12.6)	(18)	(15)
Advisory, Consulting and Other	77.1	78.5	(1.4)	(2)	2
Compensation, operating and administrative expenses excluding gross contract costs	341.1	421.0	(79.9)	(19)	(16)
Depreciation and amortization	13.6	12.8	0.8	6	10
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	354.7	433.8	(79.1)	(18)	(15)
Gross contract costs	439.0	442.1	(3.1)	(1)	2
Segment operating expenses (excluding reimbursed expenses)	$793.7	875.9	(82.2)	(9)%	(6)%
Segment operating income	$21.8	27.3	(5.5)	(20)%	(22)%
Equity (losses) earnings	$(0.2)	0.7	(0.9)	n.m.	n.m.
Adjusted EBITDA	$35.5	40.9	(5.4)	(13)%	(13)%
Asia Pacific's transaction-based revenue was substantially impacted by the pandemic. In particular, office leasing revenue was significantly lower, most notably in India, Australia and Greater China for both the second quarter and first six months of 2020. Capital Markets revenue declines were primarily realized in Australia and Singapore during the second quarter and Greater China for the first half of the year, reflecting the pause on deal activity, especially large transactions. Resiliency in Property & Facility Management fee revenue was driven by new client wins and expansion of existing mandates for Corporate Solutions as the business continued to deliver services to clients. Delays in project activity within Project & Development Services continued from the first quarter as a result of pandemic-driven office closures and work stoppages.
Segment operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the second quarter first half of 2020 were lower compared with the prior-year periods due to reduced fixed and variable costs as well as the impact of grants and subsidies from certain government relief programs established in response to the pandemic.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 13.1% in USD (12.6% in local currency), compared with 12.8% last year. The decline in transaction-based revenue was more than offset by lower operating expenses, which included nearly $14 million of net benefit from government relief programs. These programs required or supported the retention of employees which helped position us to emerge from the pandemic with strength.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$99.9	129.4	(29.5)	(23)%	(22)%
Reimbursements	(1.1)	(1.9)	0.8	(42)	(43)
Revenue before reimbursements	$98.8	127.5	(28.7)	(23)%	(22)%
Gross contract costs	(3.8)	(4.2)	0.4	(10)	(10)
Fee Revenue	$95.0	123.3	(28.3)	(23)%	(22)%
Advisory fees	76.5	76.8	(0.3)	—	1
Transaction fees & other	4.3	12.8	(8.5)	(66)	(66)
Incentive fees	14.2	33.7	(19.5)	(58)	(58)
Compensation, operating and administrative expenses excluding gross contract costs	79.1	91.8	(12.7)	(14)	(13)
Depreciation and amortization	1.8	1.5	0.3	20	18
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	80.9	93.3	(12.4)	(13)	(12)
Gross contract costs	3.8	4.2	(0.4)	(10)	(10)
Segment operating expenses (excluding reimbursed expenses)	$84.7	97.5	(12.8)	(13)%	(12)%
Segment operating income	$14.1	30.0	(15.9)	(53)%	(54)%
Equity earnings	$11.3	10.5	0.8	8%	6%
Adjusted EBITDA	$26.8	41.6	(14.8)	(36)%	(36)%

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$204.8	227.8	(23.0)	(10)%	(9)%
Reimbursements	(2.9)	(3.8)	0.9	(24)	(21)
Revenue before reimbursements	$201.9	224.0	(22.1)	(10)%	(9)%
Gross contract costs	(8.3)	(7.0)	(1.3)	19	18
Fee Revenue	$193.6	217.0	(23.4)	(11)%	(10)%
Advisory fees	158.5	150.6	7.9	5	6
Transaction fees & other	15.2	25.2	(10.0)	(40)	(39)
Incentive fees	19.9	41.2	(21.3)	(52)	(52)
Compensation, operating and administrative expenses excluding gross contract costs	161.7	171.9	(10.2)	(6)	(5)
Depreciation and amortization	3.6	3.0	0.6	20	19
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	165.3	174.9	(9.6)	(5)	(4)
Gross contract costs	8.3	7.0	1.3	19	18
Segment operating expenses (excluding reimbursed expenses)	$173.6	181.9	(8.3)	(5)%	(4)%
Segment operating income	$28.3	42.1	(13.8)	(33)%	(33)%
Equity (losses) earnings	$(29.0)	15.4	(44.4)	n.m.	n.m.
Adjusted EBITDA	$2.4	59.9	(57.5)	(96)%	(96)%
LaSalle's solid advisory fees for the second quarter and first half of 2020 reflected strong private equity capital raising over the trailing twelve months partially offset by valuation declines in assets under management ("AUM") during the second quarter. An outsized 2019 performance drove the expected decline in incentive fees.
Equity earnings in the second quarter of 2020 were substantially attributable to an increased share price of a co-investment in a LaSalle-managed publicly traded REIT in Japan. Equity losses for the first six months of 2020 were driven by decreases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio, a direct result of the pandemic's expected impact on real estate prices. This decrease was partially offset by the net year-to-date increase in the share price of the aforementioned co-investment in Japan.
Adjusted EBITDA margin for the quarter was 28.2% in USD (27.9% local currency), compared with 33.7% last year. The margin decline was largely attributable to the lower incentive fees.
AUM was $65.0 billion as of June 30, 2020, a decrease of 6% in USD (down 4% in local currency) from $69.5 billion as of March 31, 2020. The AUM decrease resulted from (i) $3.1 billion of dispositions and withdrawals, (ii) $1.9 billion of net valuation decreases, and (iii) $1.6 billion of foreign currency decreases, partially offset by (iv) $2.1 billion of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $44.7 million of cash in the first six months of 2020, compared with $483.1 million of cash used during the same period in 2019. The substantial decrease in cash used by operating activities is driven by strong cash collection on trade receivables in the second quarter of 2020 and our participation in government relief programs this year (including deferral of payments to governments for payroll tax and other social charges). These items were partially offset by lower year-to-date net income as well as increased annual incentive compensation paid in the first quarter of 2020 compared with 2019.
Cash Flows from Investing Activities
We used $109.4 million of cash for investing activities during the first six months of 2020, as compared to $141.7 million used during the same period in 2019. The decrease in cash used was driven by an absence of business acquisitions and a decrease in acquisitions of investment properties (less than wholly-owned) this year, partially offset by net contributions to co-investments made in the first quarter of 2020. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $114.1 million of cash during the first six months of 2020, as compared to $547.5 million provided by financing activities during the same period in 2019. The net decrease of $433.4 million in cash flows from financing activities is substantially driven by greater net repayments on our Facility, the result of strong operating cash inflows during the second quarter of 2020.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of June 30, 2020, we had outstanding borrowings under the Facility of $700.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2019, we had $525.0 million of outstanding borrowings under the Facility and outstanding letters of credit of $0.8 million. The average outstanding borrowings under the Facility were $1,351.5 million and $661.1 million during the three months ended June 30, 2020 and 2019, respectively, and $1,143.4 million and $436.3 million during the six months ended June 30, 2020 and 2019.
In addition to our Facility, we had the capacity to borrow up to $81.2 million under local overdraft facilities as of June 30, 2020. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $115.1 million and $120.1 million as of June 30, 2020 and December 31, 2019, respectively, of which $14.7 million and $44.8 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of June 30, 2020, we had a carrying value of $393.6 million in investments, primarily related to LaSalle co-investments in real estate ventures. For the six months ended June 30, 2020, and 2019, funding of investments exceeded return of capital by $30.2 million, and $15.8 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by JLL Spark venture funds.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
On October 31, 2019, our Board of Directors approved a new share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock in the open market and privately negotiated transactions. During the three months ended June 30, 2020 we did not repurchase any shares; during the six months ended June 30, 2020 we repurchased nearly 188 thousand shares for $25.0 million. As of June 30, 2020, $175.0 million remained authorized for repurchases under the Program. There were no shares repurchased in 2019.
Capital Expenditures
Net capital additions for the six months ended June 30, 2020 and 2019, were $77.3 million and $83.8 million, respectively. Our capital expenditures in 2020 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the six months ended June 30, 2020 and 2019, were $7.7 million and $19.2 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the six months ended June 30, 2020, we paid $47.7 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities. Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $44.7 million as of June 30, 2020. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2020, we had the potential to make earn-out payments for a maximum of $221.1 million on 44 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2020 and December 31, 2019, we had total cash and cash equivalents of $413.5 million and $451.9 million, respectively, of which approximately $324.9 million and $385.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% and 5% of our total assets as of June 30, 2020 and December 31, 2019, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $338.5 million as of June 30, 2020. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management.
Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events, including, but not limited to, our expectations regarding the potential impact of the COVID-19 outbreak and global pandemic; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks, uncertainties, assumptions, and other factors that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. Some of these risks, uncertainties, assumptions, and other factors are described in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission . You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake to update any forward-looking statements to reflect events, circumstances, developments, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2020 on our variable-rate debt, our results would reflect an increase of $2.9 million to Interest expense, net of interest income, for the six months ended June 30, 2020.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2020	2019
British Pound	8%	9%
Euro	7	8
Other	27	27
Revenue exposed to foreign exchange rates	42%	44%
United States Dollar	58	56
Total Revenue	100%	100%
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of June 30, 2020, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2020.

Period
Item 5. Other Information
Resignation of Chief Financial Officer
As announced and disclosed on the prior Form 8-K filing by the Company on June 22, 2020, Stephanie Plaines, Executive Vice President and Chief Financial Officer, notified the Company of her decision to resign from the Company to pursue other opportunities effective July 15, 2020. Ms. Plaines’ resignation did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its controls or financial-related matters.
In connection with Ms. Plaines’ departure from the Company, she is eligible to receive the benefits provided by the Company pursuant to the Severance Pay Plan of the Company, as amended and restated effective March 15, 2019 (“Severance Pay Plan”), and pursuant to a separation agreement (the “Separation Agreement”) entered into by the Company and Ms. Plaines effective June 28, 2020 (the “Effective Date”). Among other matters, the Separation Agreement provides as follows: (1) Ms. Plaines agreed to provide transition services to the Company through November 30, 2020 (the “Separation Date”) and will receive a base salary during such transition period of $500,000 on an annualized basis payable in accordance with the Company’s normal payroll procedures; (2) Ms. Plaines will receive a cash severance payment in an amount equal to (x) $1,519,231 (equal to fifty-four (54) weeks of base salary at an annual rate of $500,000 and one (1) times Ms. Plaines’ target bonus of $1,000,000, which shall be paid in a single lump sum within 30 days after the Effective Date, plus (y) a 2020 annual target bonus of $1,000,000, pro-rated based on months of service completed ($916,667 assuming Ms. Plaines stays until the Separation Date), paid within 30 days of the Separation Date. The total amount of such payments is equal to the severance amount to which Ms. Plaines would have been entitled under the Company’s Severance Pay Plan; (3) All unvested restricted stock and performance share units previously awarded under the Company's Stock Award and Incentive Plan shall be forfeited as of the Effective Date; and (4) In exchange for the above benefits, Ms. Plaines executed a release of claims in favor of the Company and its affiliates. Pursuant to the Separation Agreement, Ms. Plaines agreed to not solicit the Company’s employees or independent contractors, or clients having existing or contracted transactions with the Company, or assist, perform services for, or have any equity interest in any of the Company’s clients, for a period of twelve months following the Separation Date. The Company will be entitled to injunctive relief for any breach of an obligation under the Separation Agreement by Ms. Plaines.
The foregoing descriptions of the Separation Agreement with Ms. Plaines are qualified in their entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and which is incorporated by reference herein.

Appointment of New Chief Financial Officer
As announced and disclosed on the prior Form 8-K filing by the Company on June 22, 2020, Karen Brennan has been appointed as Chief Financial Officer of the Company, effective July 15, 2020. The terms and conditions of Ms. Brennan’s employment, including her compensation, was disclosed in, and a copy of Ms. Brennan’s offer letter was included as Exhibit 10.1 to, the Form 8-K filing by the Company on June 22, 2020.
Retirement of Chief Administrative Officer
Patricia Maxson retired from her position as Chief Administrative Officer of the Company pursuant to a retirement and consulting agreement with the Company (the “Retirement Agreement”) effective July 3, 2020 (“Retirement Date”).
Following her retirement from the Company and effective as of the Retirement Date, Ms. Maxson will provide continuing strategic advice and counsel to the Company’s Global Executive Board for a period of twelve (12) months following the Retirement Date.
Ms. Maxson will receive an annualized payment of $120,000 paid in equal monthly installments during the term of the Retirement Agreement; provided that such fee may be adjusted upward or downward if the scope of the consulting services materially changes during the term of the Retirement Agreement.
The Retirement Agreement will not affect any retirement or other benefits to which Ms. Maxson might otherwise be entitled under the Company’s compensation, employee benefit plans and policies. Vesting of outstanding performance share units and restricted stock units will occur according to the plan provisions for each grant. A vesting schedule for Ms. Maxson’s performance share units and restricted stock units, along with the applicable terms for dividend equivalents for such awards, is attached as an exhibit to the Retirement Agreement. In addition, Ms. Maxson will remain eligible for a pro-rated annual bonus, if any, for calendar year 2020 based on her prior employment with the Company in accordance with the Company’s regular policy and practice and payable at the same time and under the measures as other Global Executive Board members. Ms. Maxson’s Retirement Agreement also includes restrictive covenants in favor of the Company.
Additional information about the retirement and other benefit plans and programs generally available to the Company’s directors and executive officers, is included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 17, 2020.
The foregoing descriptions of the Retirement Agreement with Ms. Maxson are qualified in their entirety by reference to the full text of the Retirement Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and which is incorporated by reference herein.
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

Corporate Officers
The names and titles of our corporate executive officers, as of August 6, 2020, were as follows:
Global Executive Board

Christian Ulbrich
Chief Executive Officer and President

Karen Brennan (1)
Chief Financial Officer

Mary E. Bilbrey
Chief Human Resources Officer

Richard Bloxam
Chief Executive Officer, Global Capital Markets

Anthony Couse
Chief Executive Officer, Asia Pacific

Guy Grainger
Chief Executive Officer, Europe, Middle East and Africa

Jeff A. Jacobson
Chief Executive Officer, LaSalle Investment Management

Yishai Lerner
Co-Chief Executive Officer, JLL Technologies

Neil Murray
Chief Executive Officer, Global Corporate Solutions

Gregory P. O'Brien
Chief Executive Officer, Americas

Mihir Shah
Co-Chief Executive Officer, JLL Technologies
(1) Effective July 15, 2020, Ms. Brennan succeeded Stephanie Plaines as Chief Financial Officer.
Additional Global Corporate Officers

Louis F. Bowers	Judith I. Tempelman
Controller	Head of Corporate Development

Bryan J. Duncan	Alan Tse
Treasurer	Chief Legal Officer and Corporate Secretary

James S. Jasionowski
Chief Tax Officer

Item 6. Exhibits

Exhibit Number	Description
10.1
Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

10.2*	Letter Agreement, dated June 20, 2020, between Jones Lang LaSalle Incorporated and Stephanie Plaines

10.3*	Retirement and Consulting Agreement, dated July 3, 2020, between Jones Lang LaSalle Incorporated and Patricia Maxson

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2020.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)