Form 10-Q
period 2020-09-30
JONES LANG LASALLE INC
filed 2020-11-02
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on October 27, 2020 was 51,302,899.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$440.0	451.9
Trade receivables, net of allowance of $81.3 and $68.1	1,439.9	2,034.3
Notes and other receivables	443.1	472.8
Reimbursable receivables	1,357.1	1,671.2
Warehouse receivables	1,750.6	527.1
Short-term contract assets, net of allowance of $2.8 and $-	293.0	333.4
Prepaid & other	444.8	377.9
Total current assets	6,168.5	5,868.6
Property and equipment, net of accumulated depreciation of $775.9 and $660.7	675.4	701.9
Operating lease right-of-use assets	756.8	804.4
Goodwill	4,164.0	4,168.2
Identified intangibles, net of accumulated amortization of $277.0 and $214.8	653.9	682.6
Investments in real estate ventures, including $299.0 and $328.6 at fair value	389.6	404.2
Long-term receivables	239.8	250.2
Deferred tax assets, net	235.3	245.4
Deferred compensation plan	410.7	349.9
Other	208.1	197.2
Total assets	$13,902.1	13,672.6
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,096.7	1,289.4
Reimbursable payables	1,030.3	1,245.8
Accrued compensation & benefits	1,113.7	1,729.2
Short-term borrowings	106.4	120.1
Short-term contract liabilities and deferred income	161.0	158.8
Short-term acquisition-related obligations	92.6	74.4
Warehouse facilities	1,723.8	515.9
Short-term operating lease liabilities	164.0	153.4
Other	313.6	203.2
Total current liabilities	5,802.1	5,490.2
Credit facility, net of debt issuance costs of $9.6 and $12.3	390.4	512.7
Long-term debt, net of debt issuance costs of $2.7 and $3.1	682.9	664.6
Deferred tax liabilities, net	42.9	106.0
Deferred compensation	405.9	374.3
Long-term acquisition-related obligations	39.6	124.1
Long-term operating lease liabilities	705.1	751.2
Other	539.1	436.2
Total liabilities	8,608.0	8,459.3
Redeemable noncontrolling interest	7.9	8.6
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,968,753 and 51,549,654 shares issued; 51,539,136 and 51,549,654 outstanding	0.5	0.5
Additional paid-in capital	2,008.1	1,962.8
Retained earnings	3,725.9	3,588.3
Treasury stock, at cost, 429,617 and - shares	(47.8)	—
Shares held in trust	(5.6)	(5.7)
Accumulated other comprehensive loss	(477.4)	(427.8)
Total Company shareholders’ equity	5,203.7	5,118.1
Noncontrolling interest	82.5	86.6
Total equity	5,286.2	5,204.7
Total liabilities, redeemable noncontrolling interest and equity	$13,902.1	$13,672.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Revenue before reimbursements	$2,091.4	2,545.8	$6,152.9	6,855.6
Reimbursements	1,886.7	1,949.8	5,591.6	5,727.1
Total revenue	$3,978.1	4,495.6	$11,744.5	12,582.7
Operating expenses:
Compensation and benefits	$1,198.7	1,488.6	$3,698.5	4,007.2
Operating, administrative and other	649.4	762.0	1,981.5	2,241.4
Reimbursed expenses	1,886.7	1,949.8	5,591.6	5,727.1
Depreciation and amortization	54.9	53.6	166.8	145.6
Restructuring and acquisition charges	33.5	70.0	75.8	114.3
Total operating expenses	$3,823.2	4,324.0	$11,514.2	12,235.6
Operating income	$154.9	171.6	$230.3	347.1
Interest expense, net of interest income	12.3	18.0	41.8	41.2
Equity earnings	15.0	17.1	1.4	32.3
Other income	2.7	0.7	8.8	1.2
Income before income taxes and noncontrolling interest	160.3	171.4	198.7	339.4
Income tax provision	25.7	42.1	32.2	77.6
Net income	134.6	129.3	166.5	261.8
Net income attributable to noncontrolling interest	2.7	0.4	14.1	0.9
Net income attributable to the Company	131.9	128.9	152.4	260.9
Dividends on unvested common stock, net of tax benefit	—	—	—	0.2
Net income attributable to common shareholders	$131.9	128.9	$152.4	260.7
Basic earnings per common share	$2.55	2.50	$2.95	5.47
Basic weighted average shares outstanding (in 000's)	51,761	51,528	51,670	47,672
Diluted earnings per common share	$2.52	2.47	$2.92	5.42
Diluted weighted average shares outstanding (in 000's)	52,247	52,104	52,224	48,077
Dividends declared per share	$—	—	$—	0.43
Net income attributable to the Company	$131.9	128.9	$152.4	260.9
Change in pension liabilities, net of tax	0.7	0.1	0.7	(1.7)
Foreign currency translation adjustments	59.3	(34.6)	(50.3)	(26.6)
Comprehensive income attributable to the Company	$191.9	94.4	$102.8	232.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
Net income (3)	—	—	—	15.2	—	—	—	(1.0)	14.2
Shares issued under stock-based compensation programs	23,762	—	—	—	—	0.6	—	—	0.6
Shares repurchased for payment of taxes on stock-based compensation	(4,546)	—	(1.0)	—	—	—	—	—	(1.0)
Amortization of stock-based compensation	—	—	30.7	—	—	—	—	—	30.7
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	33.8	—	33.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	2.3	2.3
June 30, 2020	51,642,055	$0.5	1,999.3	3,593.9	(5.7)	(24.4)	(537.4)	83.2	$5,109.4
Net income(3)	—	—	—	131.9	—	—	—	2.9	134.8
Shares issued under stock-based compensation programs	221,527	—	(1.2)	0.1	—	1.6	—	—	0.5
Shares repurchased for payment of taxes on stock-based compensation	(66,315)	—	(6.3)	—	—	—	—	—	(6.3)
Amortization of stock-based compensation	—	—	16.3	—	—	—	—	—	16.3
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(258,131)	—	—	—	—	(25.0)	—	—	(25.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	—	—	59.3	—	59.3
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
September 30, 2020	51,539,136	$0.5	2,008.1	3,725.9	(5.6)	(47.8)	(477.4)	82.5	$5,286.2
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.2) million and $0.1 million for the three months ended September 30, 2020 and June 30, 2020, respectively.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2020	2019
Cash flows from operating activities:
Net income	$166.5	261.8
Adjustments to reconcile net income to net cash used in operating activities:
Distributions of earnings from real estate ventures	10.4	12.0
Other adjustments, net	238.8	169.2
Changes in working capital, net	(52.6)	(694.5)
Net cash provided by (used in) operating activities	363.1	(251.5)
Cash flows from investing activities:
Net capital additions – property and equipment	(112.5)	(131.1)
Net investment asset activity (less than wholly-owned)	(10.2)	(67.6)
Business acquisitions, net of cash acquired	—	(789.2)
Capital contributions to real estate ventures	(63.2)	(65.6)
Distributions of capital from real estate ventures	30.5	24.4
Other, net	31.2	35.0
Net cash used in investing activities	(124.2)	(994.1)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	4,404.0	4,705.0
Repayments of borrowings under credit facility	(4,529.0)	(3,580.0)
Net (repayments of) proceeds from short-term borrowings	(17.1)	68.6
Payments of deferred business acquisition obligations and earn-outs	(28.9)	(39.8)
Repurchase of common stock	(50.0)	—
Payment of dividends	—	(19.9)
Other, net	(22.8)	60.7
Net cash (used in) provided by financing activities	(243.8)	1,194.6
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(4.3)	(9.4)
Net change in cash, cash equivalents and restricted cash	(9.2)	(60.4)
Cash, cash equivalents and restricted cash, beginning of the period	652.1	634.2
Cash, cash equivalents and restricted cash, end of the period	$642.9	573.8
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$200.2	153.3
Restricted cash, end of period	202.9	171.6
Cash paid during the period for:
Interest	$35.0	36.7
Income taxes, net of refunds	101.6	218.8
Operating leases	142.0	127.7
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	842.7
Deferred business acquisition obligations	—	6.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.us.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of September 30, 2020, and for the periods ended September 30, 2020 and 2019, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
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
As a result of the items mentioned above, the results for the periods ended September 30 are not fully indicative of what our results will be for the full fiscal year.

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

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. As of September 30, 2020, the loan loss guarantee reserve was $45.7 million and was included within Other liabilities on the Condensed Consolidated Balance Sheets. This balance reflected a notable increase from our opening balance (reflected in the table below) as a result of incorporating, into our model, economic conditions and projections related to the COVID-19 pandemic.
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

	Three Months Ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Revenue excluded from scope of ASC Topic 606	$72.0	74.3	$174.7	137.6

Contract assets and liabilities - Our contract assets, net of allowance, are included in Short-term contract assets and Other assets and our contract liabilities are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days. Such contract assets and liabilities are presented below.

(in millions)	September 30, 2020	December 31, 2019
Contract assets, gross	$389.8	419.3
Contract asset allowance	(3.2)	—
Contract assets, net	$386.6	419.3

Contract liabilities	$85.7	87.7

Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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
Segment income does not include (i) restructuring and acquisition charges, (ii) interest expense, net of interest income, (iii) other income, and (iv) provision for income tax, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
The Chief Operating Decision Maker of JLL measures and evaluates the segment results based on Segment income for purposes of making decisions about allocating resources and assessing performance. As of September 30, 2020, we define the Chief Operating Decision Maker collectively as our Global Executive Board, which comprises the following:

• Chief Executive Officer and President	• Chief Executive Officers of each of our four business segments
• Chief Financial Officer	• Chief Executive Officer of Corporate Solutions
• Chief Human Resources Officer	• Chief Executive Officer of Capital Markets
• Co-Chief Executive Officers of JLL Technologies

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Americas
Leasing	$325.2	472.7	$1,022.2	1,354.3
Capital Markets	190.8	323.2	579.0	553.1
Property & Facility Management	1,433.3	1,386.3	4,331.6	4,119.2
Project & Development Services	336.2	406.0	917.9	1,091.5
Advisory, Consulting and Other	95.3	99.4	282.2	283.2
Revenue	$2,380.8	2,687.6	$7,132.9	7,401.3
Depreciation and amortization	$36.4	35.3	$112.9	88.9
Equity earnings	$4.8	1.5	$20.4	1.6
Segment income	$140.0	177.9	$277.1	359.1

EMEA
Leasing	$58.5	72.2	$153.3	190.3
Capital Markets	73.3	106.2	196.5	248.7
Property & Facility Management	348.7	387.1	1,044.2	1,137.0
Project & Development Services	190.8	234.2	558.3	633.9
Advisory, Consulting and Other	72.5	62.9	173.6	194.4
Revenue	$743.8	862.6	$2,125.9	2,404.3
Depreciation and amortization	$9.8	10.1	$28.0	32.7
Equity earnings (losses)	$0.8	—	$0.8	(1.0)
Segment income (loss)	$(1.9)	13.8	$(55.8)	(17.9)

Asia Pacific
Leasing	$46.6	59.4	$105.8	161.5
Capital Markets	20.4	50.6	66.1	128.2
Property & Facility Management	521.3	539.4	1,568.5	1,630.6
Project & Development Services	104.5	145.7	296.5	393.9
Advisory, Consulting and Other	50.4	38.7	133.7	123.5
Revenue	$743.2	833.8	$2,170.6	2,437.7
Depreciation and amortization	$6.9	6.5	$20.5	19.3
Equity earnings	$0.9	0.7	$0.7	1.4
Segment income	$35.8	31.5	$57.4	59.5

LaSalle
Advisory fees	$84.6	79.9	$251.1	237.0
Transaction fees & other	17.7	14.2	36.1	43.7
Incentive fees	8.0	17.5	27.9	58.7
Revenue	$110.3	111.6	$315.1	339.4
Depreciation and amortization	$1.8	1.7	$5.4	4.7
Equity earnings (losses)	$8.5	14.9	$(20.5)	30.3
Segment income	$29.5	35.5	$28.8	93.0

The following table is a reconciliation of Segment income to consolidated Operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Segment income - Americas	$140.0	177.9	$277.1	359.1
Segment income (loss) - EMEA	(1.9)	13.8	(55.8)	(17.9)
Segment income - APAC	35.8	31.5	57.4	59.5
Segment income - LaSalle	29.5	35.5	28.8	93.0
Less: Equity earnings	(15.0)	(17.1)	(1.4)	(32.3)
Add: Restructuring and acquisition charges	(33.5)	(70.0)	(75.8)	(114.3)
Operating income	$154.9	171.6	$230.3	347.1

5.	BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2020 Business Combinations Activity
During the nine months ended September 30, 2020, we completed no new acquisitions and paid $58.5 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2019 Business Combinations Activity
During the nine months ended September 30, 2020, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2019. As of September 30, 2020, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired for our 2019 acquisitions.
Earn-Out Payments

($ in millions)	September 30, 2020	December 31, 2019
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	42	44
Maximum earn-out payments (undiscounted)	$221.3	$268.9
Short-term earn-out liabilities (fair value)[1]	77.0	53.9
Long-term earn-out liabilities (fair value)[1]	18.0	94.5
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2020 consisted of: (1) goodwill of $4,164.0 million, (2) identifiable intangibles of $601.9 million amortized over their remaining finite useful lives, and (3) $52.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
During the three months ended September 30, 2020, as part of our annual impairment test of goodwill, we have considered qualitative and quantitative factors and determined it is not more-likely-than-not that the fair value of our Americas, Asia Pacific, and LaSalle reporting units are less than their carrying values. With respect to our EMEA reporting unit reporting, we performed step 1 of the goodwill impairment analysis which indicated the estimated fair value exceeded the carrying value by over 20%. In performing step 1, we relied on the discounted cash flow (“DCF”) method, an income approach, in determining the estimated fair value. Our DCF analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin, and the discount rate used to present value the estimated future cash flows.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	(1.1)	(4.7)	2.6	(0.3)	(3.5)
Balance as of September 30, 2020	$2,876.5	910.5	320.2	56.8	$4,164.0

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	1,392.9	1.6	—	35.5	1,430.0
Dispositions	—	(0.9)	—	—	(0.9)
Impact of exchange rate movements	0.3	(37.6)	(4.6)	(1.8)	(43.7)
Balance as of September 30, 2019	$2,845.2	869.9	312.2	55.9	$4,083.2

The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2019	$480.4	285.7	55.9	21.4	54.0	$897.4
Additions, net of adjustments (1)	77.9	—	—	0.5	—	78.4
Adjustment for fully amortized intangibles	(30.9)	(14.1)	(0.4)	—	—	(45.4)
Impact of exchange rate movements	—	(0.2)	(1.5)	0.3	1.9	0.5
Balance as of September 30, 2020	$527.4	271.4	54.0	22.2	55.9	$930.9

Accumulated Amortization
Balance as of December 31, 2019	$(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	$(214.8)
Amortization, net (2)	(65.5)	(35.0)	(5.2)	(1.1)	(2.0)	(108.8)
Adjustment for fully amortized intangibles	30.9	14.1	0.4	—	—	45.4
Impact of exchange rate movements	—	0.4	0.9	(0.1)	—	1.2
Balance as of September 30, 2020	$(138.6)	(88.8)	(37.0)	(7.9)	(4.7)	$(277.0)

Net book value as of September 30, 2020	$388.8	182.6	17.0	14.3	51.2	$653.9
(1) Included in this amount for MSRs was (i) $15.3 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights and (ii) $1.9 million relating to a net impairment valuation allowance.
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
The remaining estimated future amortization expense of MSRs and other identifiable intangible assets, by year, as of September 30, 2020, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2020 (remaining 3 months)	$17.2	16.0	$33.2
2021	66.2	48.6	114.8
2022	59.3	42.9	102.2
2023	53.0	40.5	93.5
2024	45.4	36.2	81.6
2025	37.7	18.9	56.6
Thereafter	110.0	10.0	120.0
Total	$388.8	213.1	$601.9

6.	INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2020 and December 31, 2019, we had Investments in real estate ventures of $389.6 million and $404.2 million, respectively.
Approximately 90% of our investments, as of September 30, 2020, are primarily (i) direct investments in 48 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement and (ii) investments by JLL Spark in property-technology funds and early-stage companies. The remaining 10% of our Investments in real estate ventures, as of September 30, 2020, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $338.8 million as of September 30, 2020. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.4 million relating to our investment in LIC II as its fund life terminated in January 2020.
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
Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2020	December 31, 2019
Property and equipment, net	$132.9	126.3
Investments in real estate ventures	9.2	13.2
Other assets	9.6	14.3
Total assets	$151.7	153.8
Other current liabilities	$2.6	3.2
Mortgage indebtedness (included in Other liabilities)	71.3	69.7
Total liabilities	73.9	72.9
Members' equity (included in Noncontrolling interest)	77.8	80.9
Total liabilities and members' equity	$151.7	153.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$3.6	1.9	$10.8	4.9
Operating and other expenses	(3.7)	(2.1)	(11.9)	(5.3)
Net gains on sale of investments[1]	3.1	—	15.3	—
Net income (loss)	$3.0	(0.2)	$14.2	(0.4)

(1) $12.2 million of the year-to-date gain is included in Equity earnings; the remaining $3.1 million is included in Other income.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.

Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the nine months ended September 30, 2020 and 2019.
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

(in millions)	2020	2019
Fair value investments as of January 1,	$328.6	247.3
Investments	36.8	67.1
Distributions	(58.8)	(39.2)
Change in fair value, net	(9.1)	29.8
Foreign currency translation adjustments, net	1.5	(0.8)
Fair value investments as of September 30,	$299.0	304.2

See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.	STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01
Granted	11.2	4.4	15.6	107.51
Vested	(213.5)	—	(213.5)	140.38
Forfeited	(13.0)	(4.5)	(17.5)	134.03
Unvested as of September 30, 2020	1,127.9	558.7	1,686.6	$137.49	1.85

Unvested as of June 30, 2019	436.7	259.6	696.3	$144.17	2.25
Granted	1,130.1	—	1,130.1	141.14
Vested	(45.8)	—	(45.8)	122.48
Forfeited	(8.1)	—	(8.1)	138.96
Unvested as of September 30, 2019	1,512.9	259.6	1,772.5	$142.82	2.59

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	173.1	276.4	449.5	114.19
Vested	(548.4)	—	(548.4)	137.92
Forfeited	(29.1)	(4.5)	(33.6)	136.96
Unvested as of September 30, 2020	1,127.9	558.7	1,686.6	$137.49	1.85

Unvested as of December 31, 2018	559.6	93.1	652.7	$131.32	2.02
Granted	1,243.4	166.9	1,410.3	149.22
Vested	(268.3)	—	(268.3)	116.25
Forfeited	(21.8)	(0.4)	(22.2)	134.54
Unvested as of September 30, 2019	1,512.9	259.6	1,772.5	$142.82	2.59

As of September 30, 2020, we had $84.3 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2024; $41.5 million relates to the awards issued in conjunction with the HFF acquisition.

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
We estimated the fair value of our Long-term debt as $686.1 million and $685.9 million as of September 30, 2020 and December 31, 2019, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $682.9 million and $664.6 million as of September 30, 2020 and December 31, 2019, respectively, and included debt issuance costs of $2.7 million and $3.1 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of September 30, 2020 and December 31, 2019, investments in real estate ventures at fair value using NAV were $192.4 million and $224.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$56.4	—	50.2	69.4	—	34.4
Foreign currency forward contracts receivable	—	3.2	—	—	10.5	—
Warehouse receivables	—	1,750.6	—	—	527.1	—
Deferred compensation plan assets	—	410.7	—	—	349.9	—
Mortgage banking derivative assets	—	—	87.0	—	—	36.1
Total assets at fair value	$56.4	2,164.5	137.2	69.4	887.5	70.5
Liabilities
Foreign currency forward contracts payable	—	10.5	—	—	4.4	—
Deferred compensation plan liabilities	—	388.4	—	—	346.1	—
Earn-out liabilities	—	—	95.0	—	—	148.5
Mortgage banking derivative liabilities	—	—	80.8	—	—	25.9
Total liabilities at fair value	$—	398.9	175.8	—	350.5	174.4

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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2020 and December 31, 2019, these contracts had a gross notional value of $2.03 billion ($1.05 billion on a net basis) and $2.30 billion ($1.05 billion on a net basis), respectively.
We recognize gains and losses from revaluation of these contracts as a component of Operating, administrative and other expense. They are offset by the gains and losses we recognize on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the nine months ended September 30, 2020 or 2019.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $3.2 million asset as of September 30, 2020, was composed of gross contracts with receivable positions of $3.4 million and payable positions of $0.2 million. The $10.5 million liability as of September 30, 2020, was composed of gross contracts with receivable positions of $1.9 million and payable positions of $12.4 million. As of December 31, 2019, the $10.5 million asset was composed of gross contracts with receivable positions of $10.6 million and payable positions of $0.1 million. The $4.4 million liability as of December 31, 2019, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $5.2 million.

Warehouse Receivables
As of September 30, 2020 and December 31, 2019, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2020, as Deferred compensation plan assets of $410.7 million, long-term deferred compensation plan liabilities of $388.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2019, as Deferred compensation plan assets of $349.9 million, long-term deferred compensation plan liabilities of $346.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million.
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

	Balance as of June 30, 2020	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2020
Investments in real estate ventures	$44.3	4.3	—	1.6	—	$50.2
Mortgage banking derivative assets and liabilities, net	(5.5)	(2.6)	—	48.2	(33.9)	6.2
Earn-out liabilities	97.8	(0.6)	0.7	—	(2.9)	95.0

	Balance as of June 30, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2019
Investments in real estate ventures	$20.0	0.8	—	6.5	(0.8)	$26.5
Mortgage banking derivative assets and liabilities, net	(1.3)	(7.1)	—	45.3	(9.9)	27.0
Earn-out liabilities	180.3	0.7	(2.4)	—	(4.8)	173.8

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of September 30, 2020
Investments in real estate ventures	$34.4	6.8	—	9.0	—	$50.2
Mortgage banking derivative assets and liabilities, net	10.2	(93.2)	—	112.9	(23.7)	6.2
Earn-out liabilities	148.5	(8.2)	(0.2)	—	(45.1)	95.0

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA[1]	Purchases / Additions	Settlements	Balance as of June 30, 2019
Investments in real estate ventures	$11.5	0.8	—	15.0	(0.8)	$26.5
Mortgage banking derivative assets and liabilities, net	6.3	(28.8)	—	77.8	(28.3)	27.0
Earn-out liabilities	192.0	20.7	(2.6)	1.5	(37.8)	173.8
1 CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements

Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three or nine months ended September 30, 2020 or 2019. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.	DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

(in millions)	September 30, 2020	December 31, 2019
Short-term borrowings:
Local overdraft facilities	$12.2	44.8
Other short-term borrowings	94.2	75.3
Total short-term borrowings	$106.4	120.1
Credit facility, net of debt issuance costs of $9.6 and $12.3	390.4	512.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.8 and $1.2	274.2	273.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.9 and $0.9	204.4	195.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $1.0 and $1.0	204.3	195.4
Total debt	$1,179.7	1,297.4

Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on May 17, 2023. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of September 30, 2020, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.
The following tables provides additional information on our Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Average outstanding borrowings under the Facility	$758.9	1,408.5	$1,014.3	763.9
Effective interest rate on the Facility	1.1%	3.1%	1.6%	3.2%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $85.9 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2020, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2020.
Warehouse Facilities

	September 30, 2020		December 31, 2019
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.15%, October 21, 2020[1]	$300.2	375.0	104.4	375.0
LIBOR plus 1.40%, expires September 18, 2021[2]	1,016.0	1,200.0	184.8	775.0
LIBOR plus 1.40%, expires August 27, 2021[3]	85.1	200.0	11.4	100.0
Fannie Mae ASAP[4] program, LIBOR plus 1.15%	84.3	n/a	53.6	n/a
LIBOR plus 1.25%[5]	239.2	500.0	151.6	1,000.0
LIBOR plus 1.25%	—	—	11.0	175.0
Gross warehouse facilities	1,724.8	2,275.0	516.8	2,425.0
Debt issuance costs	(1.0)	n/a	(0.9)	n/a
Total warehouse facilities	$1,723.8	2,275.0	515.9	2,425.0

1 In the third quarter of 2020, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 21, 2020. In October 2020, JLL extended the Warehouse facility to September 20, 2021 with a maximum capacity of $400 million and an increase to the interest rate (to LIBOR plus 1.40%).
2 In the third quarter of 2020, JLL extended the Warehouse facility with an increase to the interest rate; previously, the facility had a maturity date of September 19, 2020 and an interest rate of LIBOR plus 1.15%.
3 In the third quarter of 2020, JLL extended the Warehouse facility with an increase to the interest rate; previously, the facility had a maturity date of August 31, 2020 and an interest rate of LIBOR plus 1.15%.
4 As Soon As Pooled ("ASAP") funding program
5 In the third quarter of 2020, the maximum capacity was reduced from $1.0 billion to $500 million.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (1) minimum net worth, (2) minimum servicing-related loans, and (3) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of September 30, 2020.

10.	COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $41.0 million and $37.7 million as of September 30, 2020 and December 31, 2019, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2019	$38.1
New claims	5.8
Prior year claims adjustments (including foreign currency changes)	0.8
Claims paid	—
September 30, 2020	$44.7

December 31, 2018	$43.1
New claims	0.1
Prior year claims adjustments (including foreign currency changes)	(4.4)
Claims paid	(1.1)
September 30, 2019	$37.7

As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2020 and December 31, 2019, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $11.0 billion and $9.7 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2020 and December 31, 2019, the loss-sharing guarantee obligations were $20.7 million and $20.6 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and nine months ended September 30, 2020 and 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Severance and other employment-related charges	$19.3	7.2	$27.6	17.6
Restructuring, pre-acquisition and post-acquisition charges	8.6	48.1	25.9	62.0
Stock-based compensation expense for HFF retention awards	6.2	14.0	30.5	14.0
Fair value adjustments to earn-out liabilities	(0.6)	0.7	(8.2)	20.7
Restructuring and acquisition charges	$33.5	70.0	$75.8	114.3

The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	27.6	9.3	16.6	53.5
Payments made	(22.1)	(16.0)	(20.4)	(58.5)
September 30, 2020	$29.8	1.7	—	$31.5

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	17.6	5.8	56.2	79.6
Payments made	(21.2)	(1.5)	(54.8)	(77.5)
September 30, 2019	$10.4	4.9	1.9	$17.2

We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2020 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2022.
HFF Acquisition
Included in Restructuring and acquisition charges were $13.8 million and $55.2 million, respectively, for the three and nine months ended September 30, 2020 compared to $60.1 million and $69.8 million, respectively, for the three and nine months ended September 30, 2019 of charges relating to the acquisition and integration of HFF (including transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses).
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

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)
Other comprehensive income before reclassification	—	59.3	59.3
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.7	—	0.7
Other comprehensive income after tax expense of $ - , $ - and $ -	0.7	59.3	60.0
Balance as of September 30, 2020	$(71.3)	(406.1)	$(477.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2019	$(59.2)	(390.8)	$(450.0)
Other comprehensive loss before reclassification	—	(34.6)	(34.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.1	—	0.1
Other comprehensive loss after tax expense of $ - , $ - and $ -	0.1	(34.6)	(34.5)
Balance as of September 30, 2019	$(59.1)	(425.4)	$(484.5)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive loss before reclassification	—	(50.3)	(50.3)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.7	—	0.7
Other comprehensive loss after tax expense of $ - , $ - and $ -	0.7	(50.3)	(49.6)
Balance as of September 30, 2020	$(71.3)	(406.1)	$(477.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive income before reclassification	—	(26.6)	(26.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(1.7)	—	(1.7)
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.7)	(26.6)	(28.3)
Balance as of September 30, 2019	$(59.1)	(425.4)	$(484.5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2020, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2020.
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

Quarterly Income Tax Provision
We base our fiscal year estimated effective tax rate on estimates we update each quarter. Our effective tax rate for the nine months ended September 30, 2020 was 16.2%, resulting in an effective tax rate of 16.0% for the third quarter of 2020. We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year, which we base on forecasted income by country and expected enacted tax rates; as required, we adjust for the impact of discrete items in the quarters in which they occur. We evaluate our estimated effective tax rate on a quarterly basis to reflect forecast changes in our geographic mix of income and legislative actions on statutory tax rates and other relevant matters effective in the quarter in which the legislation is enacted. Changes in the impact of the COVID-19 pandemic on our forecasted income may affect our forecasted full-year effective tax rate for the remainder of 2020.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2020 and 2019, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions

•
We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as investment sales transactions globally.

•	Assets under management data for LaSalle is reported on a one-quarter lag.

•	MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.

•	n.m.: not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$430.3	604.3	(174.0)	(29)%	(29)%
Capital Markets	284.5	480.0	(195.5)	(41)	(41)
Property & Facility Management	2,303.3	2,312.8	(9.5)	0	(1)
Project & Development Services	631.5	785.9	(154.4)	(20)	(21)
Advisory, Consulting and Other	218.2	201.0	17.2	9	7
Real Estate Services ("RES") revenue	$3,867.8	4,384.0	(516.2)	(12)%	(12)%
LaSalle	110.3	111.6	(1.3)	(1)	(3)
Revenue	$3,978.1	4,495.6	(517.5)	(12)%	(12)%
Reimbursements	(1,886.7)	(1,949.8)	(63.1)	(3)	(4)
Revenue before reimbursements	$2,091.4	2,545.8	(454.4)	(18%)	(19%)
Gross contract costs	(659.1)	(717.7)	58.6	(8)	(9)
Net non-cash MSR and mortgage banking derivative activity	(14.7)	(12.7)	(2.0)	16	16
Fee revenue	$1,417.6	1,815.4	(397.8)	(22)%	(23)%
Leasing	412.9	588.3	(175.4)	(30)	(30)
Capital Markets	262.8	458.6	(195.8)	(43)	(43)
Property & Facility Management	302.4	293.1	9.3	3	2
Project & Development Services	188.0	216.1	(28.1)	(13)	(14)
Advisory, Consulting and Other	145.7	153.6	(7.9)	(5)	(7)
RES fee revenue	$1,311.8	1,709.7	(397.9)	(23)%	(24)%
LaSalle	105.8	105.7	0.1	0	(2)
Compensation and benefits excluding gross contract costs	970.3	1,270.5	(300.2)	(24)	(24)
Operating, administrative and other expenses excluding gross contract costs	218.7	262.4	(43.7)	(17)	(17)
Depreciation and amortization	54.9	53.6	1.3	2	2
Total fee-based operating expenses	1,243.9	1,586.5	(342.6)	(22)	(22)
Restructuring and acquisition charges	33.5	70.0	(36.5)	(52)	(53)
Gross contract costs	659.1	717.7	(58.6)	(8)	(9)
Total operating expenses, excluding reimbursed expenses	$1,936.5	2,374.2	(437.7)	(18)%	(19)%
Operating income	$154.9	171.6	(16.7)	(10)%	(10)%
Equity earnings	$15.0	17.1	(2.1)	(12)%	(13)%
Adjusted EBITDA	$243.6	299.9	(56.3)	(19)%	(19)%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$1,281.3	1,706.1	(424.8)	(25)%	(25)%
Capital Markets	841.6	930.0	(88.4)	(10)	(9)
Property & Facility Management	6,944.3	6,886.8	57.5	1	2
Project & Development Services	1,772.7	2,119.3	(346.6)	(16)	(16)
Advisory, Consulting and Other	589.5	601.1	(11.6)	(2)	(1)
Real Estate Services ("RES") revenue	$11,429.4	12,243.3	(813.9)	(7)%	(6)%
LaSalle	315.1	339.4	(24.3)	(7)	(7)
Revenue	$11,744.5	12,582.7	(838.2)	(7)%	(6)%
Reimbursements	(5,591.6)	(5,727.1)	(135.5)	(2)	(2)
Revenue before reimbursements	$6,152.9	6,855.6	(702.7)	(10)%	(10)%
Gross contract costs	(1,963.5)	(2,073.7)	110.2	(5)	(4)
Net non-cash MSR and mortgage banking derivative activity	(21.7)	(17.4)	(4.3)	25	25
Fee revenue	$4,167.7	4,764.5	(596.8)	(13)%	(12)%
Leasing	1,231.9	1,655.5	(423.6)	(26)	(25)
Capital Markets	796.3	884.7	(88.4)	(10)	(10)
Property & Facility Management	870.2	864.6	5.6	1	2
Project & Development Services	554.9	599.5	(44.6)	(7)	(7)
Advisory, Consulting and Other	415.0	437.5	(22.5)	(5)	(4)
RES fee revenue	$3,868.3	4,441.8	(573.5)	(13)%	(12)%
LaSalle	299.4	322.7	(23.3)	(7)	(7)
Compensation and benefits excluding gross contract costs	2,963.3	3,366.2	(402.9)	(12)	(11)
Operating, administrative and other expenses excluding gross contract costs	753.2	808.7	(55.5)	(7)	(6)
Depreciation and amortization	166.8	145.6	21.2	15	15
Total fee-based operating expenses	3,883.3	4,320.5	(437.2)	(10)	(10)
Restructuring and acquisition charges	75.8	114.3	(38.5)	(34)	(34)
Gross contract costs	1,963.5	2,073.7	(110.2)	(5)	(4)
Total operating expenses, excluding reimbursed expenses	$5,922.6	6,508.5	(585.9)	(9)%	(8)%
Operating income	$230.3	347.1	(116.8)	(34)%	(34)%
Equity (losses) earnings	$1.4	32.3	(30.9)	(96)%	(96)%
Adjusted EBITDA	$442.5	622.0	(179.5)	(29)%	(29)%

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
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses with the equal amount of corresponding fees in Revenue before reimbursements. Consistent with our treatment of directly reimbursed expenses, excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures, including those with direct versus indirect reimbursement of such costs.
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

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$3,978.1	4,495.6	$11,744.5	12,582.7
Less: Reimbursements	(1,886.7)	(1,949.8)	(5,591.6)	(5,727.1)
Revenue before reimbursements	2,091.4	2,545.8	6,152.9	6,855.6
Adjustments:
Gross contract costs	(659.1)	(717.7)	(1,963.5)	(2,073.7)
Net non-cash MSR and mortgage banking derivative activity	(14.7)	(12.7)	(21.7)	(17.4)
Fee revenue	$1,417.6	1,815.4	$4,167.7	4,764.5

Operating expenses	$3,823.2	4,324.0	$11,514.2	12,235.6
Less: Reimbursed expenses	(1,886.7)	(1,949.8)	(5,591.6)	(5,727.1)
Operating expenses, excluding reimbursed expenses	1,936.5	2,374.2	5,922.6	6,508.5
Less: Gross contract costs	(659.1)	(717.7)	(1,963.5)	(2,073.7)
Fee-based operating expenses	$1,277.4	1,656.5	$3,959.1	4,434.8

Operating income	$154.9	171.6	$230.3	347.1
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income attributable to common shareholders	$131.9	128.9	$152.4	260.7
Add:
Interest expense, net of interest income	12.3	18.0	41.8	41.2
Provision for income taxes	25.7	42.1	32.2	77.6
Depreciation and amortization	54.9	53.6	166.8	145.6
EBITDA	$224.8	242.6	$393.2	525.1
Adjustments:
Restructuring and acquisition charges	33.5	70.0	75.8	114.3
Gain on disposition	—	—	(4.8)	—
Net non-cash MSR and mortgage banking derivative activity	(14.7)	(12.7)	(21.7)	(17.4)
Adjusted EBITDA	$243.6	299.9	$442.5	622.0

Net income margin attributable to common shareholders	6.3%	5.1%	2.5%	3.8%

Adjusted EBITDA margin	17.4%	16.5%	10.6%	13.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	% Change	2020	% Change
Revenue:
At current period exchange rates	$3,978.1	(12)%	$11,744.5	(7)%
Impact of change in exchange rates	(28.5)	n/a	81.4	n/a
At comparative period exchange rates	$3,949.6	(12)%	$11,825.9	(6)%

Fee Revenue:
At current period exchange rates	$1,417.6	(22)%	$4,167.7	(13)%
Impact of change in exchange rates	(14.5)	n/a	23.3	n/a
At comparative period exchange rates	$1,403.1	(23)%	$4,191.0	(12)%

Operating Income:
At current period exchange rates	$154.9	(10)%	$230.3	(34)%
Impact of change in exchange rates	(1.2)	n/a	(1.5)	n/a
At comparative period exchange rates	$153.7	(10)%	$228.8	(34)%

Adjusted EBITDA:
At current period exchange rates	$243.6	(19)%	$442.5	(29)%
Impact of change in exchange rates	(0.1)	n/a	0.3	n/a
At comparative period exchange rates	$243.5	(19)%	$442.8	(29)%

COVID-19 Pandemic
The COVID-19 pandemic (the "pandemic") continued to disrupt our operations, most significantly in transaction-based service lines. As with the second quarter, our personnel across the globe, notably in Corporate Solutions and other annuity businesses, partnered with clients to ensure continuity of operations in response to the evolving conditions as well as develop and implement safe return-to-work measures. In response to the pandemic's sustained disruptions to revenue and business operations, we meaningfully expanded both fixed and variable cost mitigation efforts. With actions taken through October, we reduced fixed costs by approximately $135 million on an annualized basis, primarily compensation and benefits expense. In addition, our expense management actions delivered nearly $120 million of non-permanent cost savings this quarter (over $240 million year-to-date), including $34 million related to various government relief programs around the world ($67 million year-to-date). These non-permanent savings represent costs likely to return in future periods as business volumes recover.
Revenue
For the third quarter of 2020 compared with 2019, consolidated RES revenue decreased 12% to $3.9 billion and consolidated RES fee revenue decreased 24% to $1.3 billion, a result of the pandemic's significant impact, especially on transaction-based service lines. For the first nine months of 2020, consolidated RES revenue decreased 6% to $11.4 billion and consolidated RES fee revenue decreased 12% to $3.9 billion.
The revenue and fee revenue declines were across all three geographic segments and in all service lines except Property & Facility Management, which delivered steady fee revenue driven by our property management and Corporate Solutions teams. Capital Markets experienced the most significant decrease in third-quarter revenue, down 43% over the prior-year quarter, in line with the decline in investment sales market volumes globally according to JLL Research. Capital Markets year-to-date results included $215.2 million of incremental revenue from the first six months of 2020 related to HFF compared with the prior-year period due to the July 1, 2019, timing of the acquisition. Leasing was down 30% for the quarter and 25% for the first nine months, compared with the prior-year periods, against the backdrop of an over 45% decline in global office market gross absorption for the third quarter (over 40% year-to-date) according to JLL Research.
Geographically across service lines, Americas represented 65% of the RES fee revenue decline for the second quarter on a local currency basis; EMEA represented 22% and Asia Pacific represented 13%. Refer to the segment results discussion for further details.
LaSalle achieved solid advisory fee growth for the quarter and year-to-date, compared with 2019. The overall decline in revenue for the first nine months was primarily due to expected lower incentive fees following a near-record 2019. Refer to the LaSalle segment results discussion for further discussion.
Our consolidated fee revenue decreased 22% in U.S. dollars (“USD”) and 23% in local currency for the third quarter of 2020, compared with 2019. The spread was driven by the weakening of the U.S. dollar against several major currencies, especially the British pound sterling, euro and Australian dollar. Our consolidated fee revenue decreased 13% in USD and 12% in local currency for the nine months ended September 30, 2020, compared with the prior year. The strengthening of the U.S. dollar against the Indian rupee, Australian dollar and Chinese yuan drove the spread on year-to-date percentages.
Operating Expenses
In the third quarter of 2020, consolidated operating expenses, excluding reimbursed expenses, were $1.9 billion, down 19% from 2019, and consolidated fee-based operating expenses, were $1.3 billion, down 24% from the prior-year quarter. For the third quarter, the decrease in fee-based operating expenses was driven by Americas (64% of the reduction on a local currency basis), EMEA (20%) and Asia Pacific (16%). Restructuring and acquisition charges were down compared with the prior-year periods; refer to following table for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Severance and other employment-related charges	$19.3	7.2	$27.6	17.6
Restructuring, pre-acquisition and post-acquisition charges	14.8	62.1	56.4	76.0
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	(0.6)	0.7	(8.2)	20.7
Total restructuring & acquisition charges	$33.5	70.0	$75.8	114.3

Included in the preceding table was $13.8 million and $55.2 million for the third quarter and first nine months of 2020, respectively, of acquisition and integration charges relating to HFF. In the prior-year periods, such activity was $60.1 million and $69.8 million, respectively. Charges in 2020 include retention expense, early lease termination costs and other integration expenses, while charges in 2019 primarily included transaction/deal costs as well as retention and severance expense, early lease termination costs and other integration expenses. Refer to Note 11, Restructuring and Acquisition Charges, in the Notes to the Condensed Consolidated Financial Statements for further information on Restructuring and acquisition charges.
Equity Earnings
For the third quarter of 2020, we recognized equity earnings of $15.0 million, compared with $17.1 million in the prior-year quarter. For the first nine months of 2020, we recognized equity earnings of $1.4 million, compared with earnings of $32.3 million in 2019. LaSalle was a key driver of activity in all periods; refer to the LaSalle segment results discussion for additional details. In addition, $12.7 million of equity earnings were recognized in the first quarter of 2020 for the Americas segment which were substantially attributable to gains by consolidated variable interest entities in which we held no equity interest. These gains are also reflected in net income attributable to noncontrolling interest and, therefore, had no impact to our Net income attributable to common shareholders.
Income Taxes
The provision for income taxes was $25.7 million and $32.2 million for the three and nine months ended September 30, 2020, respectively, representing effective tax rates of 16.0% and 16.2%, respectively. For the three and nine months ended September 30, 2019, the provision was $42.1 million and $77.6 million, respectively, representing effective tax rates of 24.5% and 22.9%, respectively. The tax provision for the nine months ended September 30, 2019, included a $5.7 million discrete benefit due to a reduction to our reserve for uncertain tax positions during the first quarter of 2019. The lower effective tax rates in 2020 resulted from changes in the geographic distribution of pretax earnings compared to 2019.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and nine months ended September 30, 2020 was $131.9 million and $152.4 million, respectively, compared with $128.9 million and $260.7 million in the respective prior-year periods. Adjusted EBITDA was $243.6 million and $442.5 million for the third quarter and first nine months of 2020, respectively, decreases of 19% and 29% from the prior-year periods. Net income margin attributable to common shareholders for the third quarter (against Revenue before reimbursements) was 6.3%, compared with 5.1% in the prior-year quarter. Adjusted EBITDA margin for the third quarter, calculated on a fee-revenue basis, was 17.2% in USD (17.4% in local currency), compared with 16.5% in 2019. The net margin expansion was primarily driven by cost mitigation efforts, including government relief programs, partially offset by net dilution from RES, reflecting the decline in fee revenue, specifically transactional service lines.

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
Americas - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$2,380.8	2,687.6	(306.8)	(11)%	(11)%
Reimbursements	(1,389.6)	(1,430.3)	40.7	(3)	(3)
Revenue before reimbursements	$991.2	1,257.3	(266.1)	(21%)	(21%)
Gross contract costs	(202.8)	(200.8)	(2.0)	1	3
Net non-cash MSR and mortgage banking derivative activity	(14.7)	(12.7)	(2.0)	16	16
Fee Revenue	$773.7	1,043.8	(270.1)	(26)%	(26)%
Leasing	313.6	460.9	(147.3)	(32)	(32)
Capital Markets	175.5	308.8	(133.3)	(43)	(43)
Property & Facility Management	149.6	121.7	27.9	23	24
Project & Development Services	88.7	103.3	(14.6)	(14)	(13)
Advisory, Consulting and Other	46.3	49.1	(2.8)	(6)	(5)
Compensation, operating and administrative expenses excluding gross contract costs	616.8	844.8	(228.0)	(27)	(27)
Depreciation and amortization	36.4	35.3	1.1	3	4
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	653.2	880.1	(226.9)	(26)	(25)
Gross contract costs	202.8	200.8	2.0	1	3
Segment operating expenses (excluding reimbursed expenses)	$856.0	1,080.9	(224.9)	(21)%	(20)%
Equity earnings	$4.8	1.5	3.3	n.m.	n.m.
Segment income	$140.0	177.9	(37.9)	(21)%	(21)%
Adjusted EBITDA	$161.9	201.0	(39.1)	(19)%	(19)%

Americas - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$7,132.9	7,401.3	(268.4)	(4)%	(3)%
Reimbursements	(4,128.1)	(4,184.8)	56.7	(1)	(1)
Revenue before reimbursements	$3,004.8	3,216.5	(211.7)	(7)%	(6)%
Gross contract costs	(607.9)	(580.3)	(27.6)	5	7
Net non-cash MSR and mortgage banking derivative activity	(21.7)	(17.4)	(4.3)	25	25
Fee Revenue	$2,375.2	2,618.8	(243.6)	(9)%	(9)%
Leasing	986.2	1,318.0	(331.8)	(25)	(25)
Capital Markets	553.6	533.0	20.6	4	4
Property & Facility Management	425.6	348.9	76.7	22	23
Project & Development Services	273.2	283.7	(10.5)	(4)	(3)
Advisory, Consulting and Other	136.6	135.2	1.4	1	2
Compensation, operating and administrative expenses excluding gross contract costs	2,027.3	2,189.8	(162.5)	(7)	(7)
Depreciation and amortization	112.9	88.9	24.0	27	27
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	2,140.2	2,278.7	(138.5)	(6)	(6)
Gross contract costs	607.9	580.3	27.6	5	7
Segment operating expenses (excluding reimbursed expenses)	$2,748.1	2,859.0	(110.9)	(4)%	(3)%
Equity earnings	$20.4	1.6	18.8	n.m.	n.m.
Segment income	$277.1	359.1	(82.0)	(23)%	(23)%
Adjusted EBITDA	$357.2	431.1	(73.9)	(17)%	(17)%
Similar to the second quarter, the pandemic negatively affected the Americas transaction-based service lines this quarter. Although U.S. Leasing revenue for the quarter reflected a notable decrease in office leasing activity, we again outperformed substantial market declines in gross absorption. Continued strong growth in industrial partially offset the reduced activity in office. For the first nine months of 2020, Leasing fee revenue reflected factors largely consistent with the third-quarter drivers and also included our strong first-quarter performance. Notably lower investment sales and debt placement activity led to a decline in Capital Markets revenue for the quarter. Year-to-date, Capital Markets included $211.5 million of incremental revenue contributions from HFF from the first six months of 2020 ($216.6 million of fee revenue). Property & Facility Management achieved significant revenue and fee revenue growth for the third quarter and first nine months of 2020 driven by new property management and CS clients as well as expansions of existing CS client relationships.
The decrease in operating expenses and fee-based operating expenses for the third quarter of 2020 compared with 2019 primarily reflected lower fixed and variable expenses associated with both cost mitigation actions taken in 2020. For the first nine months of 2020, the decrease in expenses was less in magnitude compared with the third quarter alone primarily due to the incremental expenses in the first six months of 2020 associated with HFF operations (HFF was acquired July 1, 2019).
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 20.9% in USD and in local currency, compared with 19.3% in 2019. An estimated $56 million of non-permanent cost savings, including government relief programs, coupled with growth in Property & Facility Management more than offset the decline attributable to transaction-based service lines.

EMEA - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$743.8	862.6	(118.8)	(14)%	(17)%
Reimbursements	(149.1)	(174.1)	25.0	(14)	(18)
Revenue before reimbursements	$594.7	688.5	(93.8)	(14)%	(17)%
Gross contract costs	(270.1)	(287.5)	17.4	(6)	(10)
Fee Revenue	$324.6	401.0	(76.4)	(19)%	(22)%
Leasing	56.6	71.0	(14.4)	(20)	(24)
Capital Markets	69.1	102.0	(32.9)	(32)	(35)
Property & Facility Management	76.9	95.3	(18.4)	(19)	(23)
Project & Development Services	68.1	72.4	(4.3)	(6)	(9)
Advisory, Consulting and Other	53.9	60.3	(6.4)	(11)	(14)
Compensation, operating and administrative expenses excluding gross contract costs	317.5	377.1	(59.6)	(16)	(19)
Depreciation and amortization	9.8	10.1	(0.3)	(3)	(7)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	327.3	387.2	(59.9)	(15)	(18)
Gross contract costs	270.1	287.5	(17.4)	(6)	(10)
Segment operating expenses (excluding reimbursed expenses)	$597.4	674.7	(77.3)	(11)%	(15)%
Equity earnings	$0.8	—	0.8	n.m.	n.m.
Segment (loss) income	$(1.9)	13.8	(15.7)	n.m.	n.m.
Adjusted EBITDA	$7.7	24.6	(16.9)	(69)%	(66)%

EMEA - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$2,125.9	2,404.3	(278.4)	(12)%	(11)%
Reimbursements	(500.7)	(492.4)	(8.3)	2	2
Revenue before reimbursements	$1,625.2	1,911.9	(286.7)	(15)%	(15)%
Gross contract costs	(722.1)	(814.9)	92.8	(11)	(11)
Fee Revenue	$903.1	1,097.0	(193.9)	(18)%	(17)%
Leasing	149.1	185.5	(36.4)	(20)	(19)
Capital Markets	184.2	235.0	(50.8)	(22)	(21)
Property & Facility Management	221.0	291.6	(70.6)	(24)	(24)
Project & Development Services	193.0	205.3	(12.3)	(6)	(6)
Advisory, Consulting and Other	155.8	179.6	(23.8)	(13)	(13)
Compensation, operating and administrative expenses excluding gross contract costs	931.7	1,081.2	(149.5)	(14)	(13)
Depreciation and amortization	28.0	32.7	(4.7)	(14)	(14)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	959.7	1,113.9	(154.2)	(14)	(13)
Gross contract costs	722.1	814.9	(92.8)	(11)	(11)
Segment operating expenses (excluding reimbursed expenses)	$1,681.8	1,928.8	(247.0)	(13)%	(13)%
Equity earnings (losses)	$0.8	(1.0)	1.8	n.m.	n.m.
Segment loss	$(55.8)	(17.9)	(37.9)	n.m.	n.m.
Adjusted EBITDA	$(26.6)	16.0	(42.6)	n.m.	n.m.
EMEA’s revenue and fee revenue continued to be impacted by the pandemic this quarter. Transaction-based revenues for the third quarter were meaningfully lower, especially in Germany, the UK and France; however, our Leasing outperformed the drop in market gross absorption. The declines in Property & Facility Management fee revenue, compared with the prior-year periods, were primarily due to (i) approximately $11 million lower fee revenue this quarter in our UK mobile engineering business ($31 million year-to-date) and (ii) the absence of approximately $9 million of prior-year fee revenue relating to property management businesses in continental Europe that were sold in late 2019 ($27 million year-to-date).
The decreases in operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, compared with the prior-year periods were primarily due to lower variable and revenue-related expenses as well as the benefit from government relief programs ($4 million for the third quarter and $18 million year-to-date). In addition, the impact of cost mitigation actions taken in 2020 was more prominent this quarter.
Adjusted EBITDA margin for the third quarter, calculated on a fee-revenue basis, was 2.4% in USD (2.7% in local currency), compared with 6.1% in the prior-year quarter. The decline in profitability resulted primarily from transaction-based revenue declines, partially offset by an estimated $23 million of non-permanent cost savings, including government relief programs.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$743.2	833.8	(90.6)	(11)%	(12)%
Reimbursements	(347.2)	(343.6)	(3.6)	1	(1)
Revenue before reimbursements	$396.0	490.2	(94.2)	(19)%	(20)%
Gross contract costs	(182.5)	(225.3)	42.8	(19)	(19)
Fee Revenue	$213.5	264.9	(51.4)	(19)%	(20)%
Leasing	42.7	56.4	(13.7)	(24)	(25)
Capital Markets	18.2	47.8	(29.6)	(62)	(63)
Property & Facility Management	75.9	76.1	(0.2)	—	(2)
Project & Development Services	31.2	40.4	(9.2)	(23)	(23)
Advisory, Consulting and Other	45.5	44.2	1.3	3	1
Compensation, operating and administrative expenses excluding gross contract costs	171.7	227.6	(55.9)	(25)	(26)
Depreciation and amortization	6.9	6.5	0.4	6	5
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	178.6	234.1	(55.5)	(24)	(25)
Gross contract costs	182.5	225.3	(42.8)	(19)	(19)
Segment operating expenses (excluding reimbursed expenses)	$361.1	459.4	(98.3)	(21)%	(22)%
Equity earnings	$0.9	0.7	0.2	29%	36%
Segment income	$35.8	31.5	4.3	14%	14%
Adjusted EBITDA	$42.7	37.7	5.0	13%	13%

Asia Pacific - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$2,170.6	2,437.7	(267.1)	(11)%	(9)%
Reimbursements	(959.1)	(1,044.3)	85.2	(8)	(6)
Revenue before reimbursements	$1,211.5	1,393.4	(181.9)	(13)%	(11)%
Gross contract costs	(621.5)	(667.4)	45.9	(7)	(5)
Fee Revenue	$590.0	726.0	(136.0)	(19)%	(17)%
Leasing	96.6	152.0	(55.4)	(36)	(36)
Capital Markets	58.5	116.7	(58.2)	(50)	(49)
Property & Facility Management	223.6	224.1	(0.5)	—	1
Project & Development Services	88.7	110.5	(21.8)	(20)	(18)
Advisory, Consulting and Other	122.6	122.7	(0.1)	—	2
Compensation, operating and administrative expenses excluding gross contract costs	512.8	648.6	(135.8)	(21)	(19)
Depreciation and amortization	20.5	19.3	1.2	6	8
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	533.3	667.9	(134.6)	(20)	(19)
Gross contract costs	621.5	667.4	(45.9)	(7)	(5)
Segment operating expenses (excluding reimbursed expenses)	$1,154.8	1,335.3	(180.5)	(14)%	(12)%
Equity earnings	$0.7	1.4	(0.7)	(50)%	(47)%
Segment income	$57.4	59.5	(2.1)	(4)%	(5)%
Adjusted EBITDA	$78.2	78.6	(0.4)	(1)%	(1)%
Consistent with the second quarter, Asia Pacific's transaction-based revenue was meaningfully impacted by the pandemic this quarter. Capital Markets third-quarter revenue reflected a shift in deal activity away from large transactions. For the quarter, the declines were most notable in Japan and Greater China; year-to-date, Singapore also experienced a notable decline. Leasing fee revenue improved from the second quarter as office leasing activity increased. Property & Facility Management revenue and fee revenue demonstrated continued resiliency as property management and CS teams partnered with clients to execute on enhanced facilities management and reentry plans.
Segment operating expenses, excluding reimbursed expenses, and fee-based operating expenses, excluding restructuring and acquisition charges, for the third quarter and first nine months of 2020 were lower compared with the prior-year periods due to reduced fixed and variable costs as well as the impact of grants and subsidies from certain government relief programs established in response to the pandemic (approximately $15 million for the third quarter and $35 million year-to-date).
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 20.0% in USD (20.2% in local currency), compared with 14.2% last year. Asia Pacific's margin expansion was driven by an estimated $35 million of non-permanent cost savings, including government relief programs, which more than offset the decline attributable to transaction-based revenue.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$110.3	111.6	(1.3)	(1)%	(3)%
Reimbursements	(0.8)	(1.8)	1.0	(56)	(57)
Revenue before reimbursements	$109.5	109.8	(0.3)	—%	(2)%
Gross contract costs	(3.7)	(4.1)	0.4	(10)	(9)
Fee Revenue	$105.8	105.7	0.1	—%	(2)%
Advisory fees	81.0	76.6	4.4	6	4
Transaction fees & other	16.8	11.7	5.1	44	41
Incentive fees	8.0	17.4	(9.4)	(54)	(55)
Compensation, operating and administrative expenses excluding gross contract costs	83.0	83.4	(0.4)	—	(2)
Depreciation and amortization	1.8	1.7	0.1	6	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	84.8	85.1	(0.3)	—	(2)
Gross contract costs	3.7	4.1	(0.4)	(10)	(9)
Segment operating expenses (excluding reimbursed expenses)	$88.5	89.2	(0.7)	(1)%	(2)%
Equity earnings	$8.5	14.9	(6.4)	(43)%	(43)%
Segment income	$29.5	35.5	(6.0)	(17)%	(19)%
Adjusted EBITDA	$31.3	36.5	(5.2)	(14)%	(17)%

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$315.1	339.4	(24.3)	(7)%	(7)%
Reimbursements	(3.7)	(5.6)	1.9	(34)	(33)
Revenue before reimbursements	$311.4	333.8	(22.4)	(7)%	(7)%
Gross contract costs	(12.0)	(11.1)	(0.9)	8	8
Fee Revenue	$299.4	322.7	(23.3)	(7)%	(7)%
Advisory fees	239.5	227.2	12.3	5	5
Transaction fees & other	32.0	36.9	(4.9)	(13)	(14)
Incentive fees	27.9	58.6	(30.7)	(52)	(53)
Compensation, operating and administrative expenses excluding gross contract costs	244.7	255.3	(10.6)	(4)	(4)
Depreciation and amortization	5.4	4.7	0.7	15	15
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	250.1	260.0	(9.9)	(4)	(4)
Gross contract costs	12.0	11.1	0.9	8	8
Segment operating expenses (excluding reimbursed expenses)	$262.1	271.1	(9.0)	(3)%	(3)%
Equity (losses) earnings	$(20.5)	30.3	(50.8)	n.m.	n.m.
Segment income	$28.8	93.0	(64.2)	(69)%	(70)%
Adjusted EBITDA	$33.7	96.4	(62.7)	(65)%	(66)%
LaSalle achieved solid advisory fee growth for the third quarter and first nine months of 2020, driven by strong private equity capital raising over the trailing twelve months. An outsized 2019 performance drove the expected decline in incentive fees during the first nine months of 2020.
Equity earnings in the third quarter of 2020 were substantially attributable to an increased share price of a co-investment in a LaSalle-managed publicly traded REIT in Japan. Equity losses for the first nine months of 2020 were driven by decreases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio, a direct result of the pandemic's expected impact on real estate prices. This decrease was partially offset by the net year-to-date increase in the share price of the aforementioned co-investment in Japan.
Adjusted EBITDA margin for the quarter was 29.5% in USD (29.3% local currency), compared with 34.5% last year. The margin decline was attributable to lower Equity earnings (approximately a 600 basis point impact on margin), partially offset by improved profitability of LaSalle's annuity revenues (Advisory fees plus Transaction fees).
AUM was $65.7 billion as of September 30, 2020, an increase of 1% in USD and local currency from $65.0 billion as of June 30, 2020. The AUM increase resulted from (i) $1.4 billion of acquisitions and (ii) $0.5 billion of foreign currency increases, partially offset by (iii) $1.0 billion dispositions and withdrawals and (iv) $0.2 billion of net valuation decreases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities provided $363.1 million of cash in the first nine months of 2020, compared with $251.5 million of cash used during the same period in 2019. The substantial change in cash flows from operating activities is driven by strong cash collection on trade receivables in the last six months and our participation in government relief programs this year (including deferral of payments to governments for payroll tax and other social charges). These items were partially offset by lower year-to-date net income in 2020 as well as increased annual incentive compensation paid in the first quarter of 2020 compared with 2019.
Cash Flows from Investing Activities
We used $124.2 million of cash for investing activities during the first nine months of 2020, as compared to $994.1 million used during the same period in 2019. The decrease in cash used was driven by an absence of business acquisitions (HFF, Inc. was acquired in July 2019) and a decrease in acquisitions of investment properties (less than wholly-owned) this year. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $243.8 million of cash during the first nine months of 2020, as compared to $1,194.6 million provided by financing activities during the same period in 2019. The net decrease of $1,438.4 million in cash flows from financing activities is substantially driven by greater net repayments on our Facility, the result of strong operating cash inflows during the second and third quarter of 2020. In 2019, financing activities was substantially driven by the increase in the outstanding borrowings on our Facility to fund the cash consideration for acquisitions.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of September 30, 2020, we had outstanding borrowings under the Facility of $400.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2019, we had $525.0 million of outstanding borrowings under the Facility and outstanding letters of credit of $0.8 million. The average outstanding borrowings under the Facility were $758.9 million and $1,408.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1,014.3 million and $763.9 million during the nine months ended September 30, 2020 and 2019.
In addition to our Facility, we had the capacity to borrow up to $85.9 million under local overdraft facilities as of September 30, 2020. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $106.4 million and $120.1 million as of September 30, 2020 and December 31, 2019, respectively, of which $12.2 million and $44.8 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, dividend payments, share repurchases, capital expenditures and business acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of September 30, 2020, we had a carrying value of $389.6 million in investments, primarily related to LaSalle co-investments in real estate ventures. For the nine months ended September 30, 2020, and 2019, funding of investments exceeded return of capital by $32.7 million, and $41.2 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by JLL Spark venture funds.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
On October 31, 2019, our Board of Directors approved a new share repurchase program (the "Program") authorizing the repurchase of up to $200 million of our common stock in the open market and privately negotiated transactions. During the three months ended September 30, 2020 we repurchased approximately 258,000 shares for $25.0 million; during the nine months ended September 30, 2020 we repurchased nearly 446,000 shares for $50.0 million. As of September 30, 2020, $150.0 million remained authorized for repurchases under the Program. There were no shares repurchased in 2019.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2020 and 2019, were $112.5 million and $131.1 million, respectively. Our capital expenditures in 2020 were primarily for software, computer-related hardware, and improvements to leased office spaces.
In addition, net capital additions made by consolidated VIEs in which we held no equity interest for the nine months ended September 30, 2020 and 2019, were $10.2 million and $67.6 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the nine months ended September 30, 2020, we completed no new acquisitions and paid $58.5 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities. During the nine months ended September 30, 2019, we paid $789.2 million for business acquisitions, predominantly relating to the acquisition of HFF in the third quarter of 2019, and $59.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $37.2 million as of September 30, 2020. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2020, we had the potential to make earn-out payments for a maximum of $221.3 million on 42 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2020 and December 31, 2019, we had total cash and cash equivalents of $440.0 million and $451.9 million, respectively, of which approximately $351.7 million and $385.4 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% and 5% of our total assets as of September 30, 2020 and December 31, 2019, respectively.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $338.8 million as of September 30, 2020. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
Forward-looking statements are subject to certain risks, uncertainties, assumptions, and other factors that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. Some of these risks, uncertainties, assumptions, and other factors are described in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake to update any forward-looking statements to reflect events, circumstances, developments, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2020 on our variable-rate debt, our results would reflect an increase of $3.8 million to Interest expense, net of interest income, for the nine months ended September 30, 2020.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Nine Months Ended September 30,
	2020	2019
British Pound	8%	9%
Euro	8	8
Other	26	27
Revenue exposed to foreign exchange rates	42%	44%
United States Dollar	58	56
Total Revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2020:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2020 - July 31, 2020	—	$—	—	$175.0
August 1, 2020 - August 31, 2020	—	$—	—	$175.0
September 1, 2020 - September 30, 2020	258,131	$96.82	258,131	$150.0
Total	258,131		258,131

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2020.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)