Form 10-K
period 2020-12-31
JONES LANG LASALLE INC
filed 2021-02-18
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2020	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2020 was $5,309,965,418.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 12, 2021 was 51,110,770.
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
JLL is a leading professional services firm that specializes in real estate and investment management. We shape the future of real estate for a better world by using the most advanced technology to create rewarding opportunities, amazing spaces and sustainable real estate solutions for our clients, our people and our communities. JLL is a Fortune 500 company with annual revenue of $16.6 billion, operations in over 80 countries and a global workforce of approximately 91,000 as of December 31, 2020. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities looking to outsource real estate services. Through LaSalle Investment Management, we invest for clients on a global basis in both private assets and publicly traded real estate securities.
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
We deliver an array of services across four business segments. We manage our Real Estate Services (“RES”) offerings across three geographic segments (i) the Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific, and we manage our investment management business globally as (iv) LaSalle Investment Management. In our Americas, EMEA and Asia Pacific segments, we provide a full range of leasing, capital markets, integrated property and facility management, project management, advisory, consulting, valuations and digital solutions services locally, regionally and globally. LaSalle is one of the world's largest and most diversified real estate investment management companies.
Our global platform and diverse service and product offerings position us to take advantage of the opportunities in a consolidating industry and to successfully navigate the dynamic and challenging markets in which we compete worldwide.
OUR HISTORY
We began to establish our network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968 and incorporated in 1997). We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of mergers and acquisitions. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. These mergers and acquisitions have given us additional share in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
For information on recent acquisitions, refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8.

A timeline of notable milestones in our history is illustrated below.
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
We offer our real estate services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including:

• Critical Environments and Data Centers	• Hotels and Hospitality Facilities	• Office (including Flex Space)
• Cultural Facilities	• Industrial and Warehouse	• Residential (Individual and Multifamily)
• Educational Facilities	• Infrastructure Projects	• Retail and Shopping Malls
• Government Facilities	• Logistics (Sort & Fulfillment)	• Sports Facilities
• Healthcare and Laboratory Facilities	• Military Housing	• Transportation Centers
We develop and activate technology to make real estate work for the long-term benefit of our people, clients and communities. Across our service lines, we offer and will continue to develop and invest in unique technology products and services that help us and our clients strategize, capture and analyze data, develop and implement workplace technology, and visualize real estate innovations. Refer to the Digital portion of our Strategic Framework section below for additional information about our technology agenda.

We believe our market reach and depth of service offerings strengthen the long-term value of the enterprise in a number of ways, including (i) reducing the potential impact of episodic volatility or disruption in any specific region, (ii) enhancing the expertise of our people through knowledge sharing among colleagues across the globe, and (iii) allowing us to identify and quickly react to emerging trends, risks and opportunities.
The following reflects our revenue and fee revenue by service line for the year ended December 31, 2020:
To calculate fee revenue, we deduct directly reimbursed expenses from revenue and then exclude (i) net non-cash mortgage servicing rights and mortgage banking derivative activity and (ii) gross contract costs associated with client-dedicated labor, and third-party vendors and subcontractors. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of fee revenue, a non-GAAP measure, and reconciliation from the most comparable U.S. GAAP measure, Revenue.
Real Estate Services: Americas, EMEA, and Asia Pacific
For the year ended December 31, 2020, our RES revenue and fee revenue was:

In the Americas, our RES revenue for 2020 was $10.0 billion, earned geographically as follows:
In EMEA, our RES revenue for 2020 was $3.1 billion, earned geographically as follows:

Germany 9%
MENA 5%
Netherlands 4%
Poland 4%
Spain 3%
Ireland 3%
France 13%
U.K. 41%
Other EMEA 18%

In Asia Pacific, our RES revenue for 2020 was $3.1 billion, earned geographically as follows:

India 17%
Japan
6%
Singapore
7%
Other Asia 10%
Australia 28%
Greater China 32%

Our five RES service lines, and the services we provide within them, include:
1. Leasing
Agency Leasing executes leasing programs, including marketing, on behalf of property owners (including investors, developers, property-owning companies and public entities) to secure tenants and negotiate leases with terms that reflect our clients' best interests. Between 2018 and 2020, we completed an average 14,300 agency leasing transactions annually representing an average 236 million square feet of space per annum.
Tenant Representation establishes strategic alliances with occupier clients to help them evaluate and execute transactions to meet their occupancy requirements and ongoing real estate needs. We partner with clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. Between 2018 and 2020, we completed an average 21,900 tenant representation transactions annually representing an average 686 million square feet of space per annum.
Our agency leasing and tenant representation fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a monetary amount per square foot leased.
2. Capital Markets serves our clients locally, regionally and globally by leveraging extensive knowledge of the commercial and residential real estate markets and our fully-integrated capital markets platform to provide a broad array of advisory services, provided for substantially all real estate asset classes and sectors. Our services primarily include (ordered alphabetically):

● Debt advisory	● Loan sales
● Equity advisory (funds and placement)	● Loan servicing
● Investment sales and acquisitions	● M&A and corporate advisory
In the U.S., we are an approved Freddie Mac, Fannie Mae and Housing and Urban Development/Ginnie Mae commercial multifamily lender and loan servicer. In addition, we are one of only 23 Fannie Mae Delegated Underwriting & Servicing ("DUS") lenders. M&A and corporate advisory include sourcing capital, both equity and debt, and other traditional investment banking services designed to assist investor and corporate clients in maximizing the value of their real estate. To meet client demands for selling and acquiring real estate assets internationally and investing outside of their home markets, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By researching, developing and introducing innovative new financial products and strategies, Capital Markets is integral to the business development efforts of our other businesses.
Most of our revenues are in the form of fees, derived from the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory or consulting services. In addition, we also earn fees from commercial loan servicing activities.
Between 2018 and 2020, we provided capital markets services for an average $208 billion of client transactions per annum.
3. Property & Facility Management
Property Management provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to our clients. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors, striving to maintain high levels of occupancy and tenant satisfaction while partnering with clients to reduce property operating costs. As of December 31, 2020, we provided on-site property management services for properties totaling approximately 3.8 billion square feet.
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

We are generally compensated based upon a percentage of cash collections we make on behalf of our clients or square footage managed; in some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry.
Integrated Facilities Management ("IFM") provides comprehensive facility management services to corporations and institutions that outsource the management of the real estate they occupy, typically those with large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs, meet sustainability targets, improve service delivery and enhance end-user experience. Our IFM offering blends human, digital and experiential elements to help clients achieve optimal financial and operational results from their facilities, while also enhancing the experience and productivity of the end-user. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors who can meet clients' needs by providing consistent service delivery worldwide and a single point of contact from their real estate service providers.
Solutions include:
•Full-service IFM outsourcing: Day-to-day operations management of client site locations, delivered through a globally integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research & development facilities, data centers and industrial complexes. As of December 31, 2020, IFM managed approximately 1.6 billion square feet of real estate for our clients.
•Technology-enabled IFM solutions: Technology is the backbone of our IFM offering. Facilities teams leverage advanced products to enhance the experience of end users as well as make faster and more informed decisions, manage compliance, and improve efficiency through automation, accountability, assets, and analytics. One example is Corrigo, which enables facilities managers to easily manage work orders, centralizing repair, maintenance, and analytics as well as automating tasks. We also provide technology-enabled predictive maintenance strategies and smart building technologies which can help extend the lifespan of costly equipment while preventing system failures.
•Mobile engineering services: We provide mobile engineering services to clients with large portfolios of sites or where we have multiple clients in proximity to each other. This model reduces clients' operating costs by offering a single point of contact for services, bundling on-site services, leveraging resources across multiple accounts, and reducing travel time between sites.
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

5. Advisory, Consulting and Other
Advisory and Consulting provides clients with specialized, value-added real estate consulting services in such areas as technology implementation and optimization, mergers and acquisitions, asset management, occupier portfolio strategy, workplace solutions, location advisory, industry research, financial optimization strategies, organizational strategy and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients across asset classes.
We typically negotiate compensation for Advisory and Consulting based on developed work plans that vary based on the scope and complexity of projects.
Valuations Advisory delivers customized solutions to enable clients to take the fastest, best informed decisions for their investment interests throughout the life cycle. The services include valuation, secured lending advisory, transaction support, data & analytics, development advisory, asset and infrastructure advisory, financial reporting, business valuation, property tax advisory, restructuring and complex litigation. We are a sector based organization and have strong expertise in retail, alternatives & special use, infrastructure, public sector, office, residential, hotels & hospitality, agribusiness, healthcare, senior living, and industrial and logistics.
We usually negotiate compensation for Valuation Advisory services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
Energy and Sustainability Services help occupiers and investors realize the positive impact of sustainability on their brand, workforce, financial statements and the environment. Like JLL, our clients are increasingly recognizing that there are both potential risks and opportunities associated with addressing the impacts of climate change, and are turning to partners like us for guidance and assistance. Our accredited energy and sustainability specialists worldwide assist clients with technologies and strategic solutions to deliver measurable improvements that yield clear environmental and societal benefits, as well as operational and cost efficiencies. This includes managing energy consumption and carbon footprint through sustainable construction and operations; providing green building assessments; leading green retrofits/upgrades; advising on occupier experience and engagement, socio-economic impacts and site locations; and creating corporate social responsibility and sustainability reports. The breadth of sustainability expertise positions us as the best choice to partner with clients, regardless of their focus, from leasing to capital markets transactions, and projects to facility management.
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
Corporate Solutions
As a strategic partner of clients with a global footprint, Corporate Solutions brings together services across four of the five JLL RES service lines described above (Capital Markets services fall outside of the Corporate Solutions remit). Our global delivery platform enables consistent outcomes on both a local and global scale, and places us in a small cohort of competitors who can deliver on clients’ multi-service, multi-geography needs.
Rapid and complex change, including digitization, increasing regulation, globalization and evolving workforce demographics, have transformed the world of work. Organizations are realizing the potential for workplaces and real estate portfolios to help address broader business objectives, such as talent attraction, customer experience, employee well-being and productivity, financial performance and environmental sustainability (See Growth of Corporate Outsourcing in the Industry Trends section below). As clients buy with an increasingly global and/or multi-service mindset, they are looking to simplify and consolidate their supply chain with more integrated solutions. This puts Corporate Solutions in a unique position to help clients bring together their real estate ecosystem, simplify decision making and maximize value of their real estate investments.
While each client is unique, they are consistent in looking for real estate to enable business transformation around three key value levers: (1) making informed, data-driven decisions and digital transformation, (2) achieving operational excellence through improved productivity and financial performance, and (3) attracting and retaining key talent through an enhanced user experience.

Our offering addresses the entire life cycle, which we consider to include portfolio, capital and operations functions.
Portfolio. Through the nexus of services our Corporate Solutions business provides to clients, we gain deep knowledge and extensive data about their corporate real estate footprints, business strategies and organizational priorities. Combining this with the expertise we draw from JLL's integrated global platform, we advise clients on how to optimize their workplace strategies and occupancy planning efforts to improve utilization and ultimately enhance the productivity and well-being of those who use the space. More broadly, this advice may extend to our clients’ portfolio strategies, including location advisory, technology implementation and optimization, and options to add and integrate flexible space solutions. When evolution of strategies dictates change, our Corporate Solutions business partners work with other professionals throughout our organization to help clients execute leasing, acquisition and disposition strategies.

Capital. Viewing workplaces as living environments that can help individuals, organizations and communities innovate and thrive, Corporate Solutions advises clients about how and when to make critical capital decisions to maximize the human and financial returns on portfolio investments. Our design & build professionals work alongside clients to capture and advance their organization’s brand identity, purpose and sustainability commitments through the design of space they occupy, including owned, leased, static and flexible environments. We then manage, and in some cases are responsible for, the successful completion of the fit-out activities to achieve their vision. Helping our clients manage the costs they incur to realize their space and location objectives is essential to that strategy. When capital decisions involve a change in location, our relocation management professionals facilitate smooth transitions.

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

Business Intelligence, Data Management and Technology. Data and technology are core to all clients’ workplace and business transformation agendas. Our comprehensive data and technology platform underpins all of our offerings, helping clients make fast, informed decisions that enhance the performance of their workplaces, portfolios and people. Experts in our JLL Technologies group guide clients’ selection, implementation and management of real estate-related software and applications. The Corrigo ecosystem opens new client segments by revolutionizing end-to-end facility repair and maintenance service delivery, and helping clients find the best service providers.

LaSalle
Complementing our real estate services capabilities, our global real estate investment management business, LaSalle, is one of the world's largest managers of institutional and individual capital invested in real estate assets and securities. We seek to establish and maintain relationships of trust with sophisticated investors who value our global platform and extensive local market knowledge. Our three strategic priorities:
•Deliver superior risk-adjusted investment returns to our clients
•Develop and execute investment strategies that meet the specific investment objectives of our clients
•Deliver uniformly high levels of client service globally

LaSalle provides clients with a broad range of real estate investment products and services in private and public capital markets. We design these products and services to meet the differing strategic, asset allocation, risk/return and liquidity requirements of our clients. The range of investment solutions includes private and public equity investments in multiple real estate property types, including traditional sectors such as office, retail, industrial, and multifamily residential, as well as emerging or specialized sectors such as healthcare, life sciences, self-storage and data centers. We also have established commercial debt investment vehicles in Europe and North America that diversify our capital stack exposure. We act either through commingled investment funds or single client account relationships ("separate accounts"). We also offer global indirect investments, primarily in private equity funds, joint ventures and co-investments, as well as publicly traded real estate investment trusts ("REITs") and other real estate equities. Where consistent with client requirements and market terms and conditions, LaSalle retains JLL to provide services to assets in LaSalle funds in the ordinary course of business.
We believe LaSalle's success is the product of our strong investment performance, research capabilities, experienced investment professionals, innovative investment strategies, global presence and coordinated platform, local market knowledge and steadfast client focus.
LaSalle launched its first institutional investment fund in 1979, making us one of the most experienced real estate focused investment managers in the industry. We have invested, on behalf of clients, in real estate assets in 26 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. LaSalle's assets under management ("AUM") of $68.9 billion, as of December 31, 2020, by geographic distribution and fund type is detailed in the following graphics ($ in billions).
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management and divestiture of real estate investments across a broad range of real estate property types.
Some investors prefer to partner with investment managers who are willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe our ability to co-invest alongside our clients' funds will continue to be an important factor in maintaining and improving our competitive position. As of December 31, 2020, we had a total of $300.8 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
LaSalle is generally compensated for investment management services for private equity investments based on capital committed, invested and managed (advisory fees), with additional fees (incentive fees) tied to investment performance above specific hurdles. In some cases, LaSalle also receives fees tied to acquisitions, financings and dispositions (transaction fees). Separate account advisory agreements generally have specific terms with "at will" termination provisions, and include fee arrangements linked to the market value of the AUM, plus incentive fees in some cases.
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases are open ended. In 2020, our open-ended funds grew nearly 25% and represented approximately 30% AUM as of December 31, 2020.

ORGANIZATIONAL PURPOSE
JLL’s organizational purpose is to shape the future of real estate for a better world. Staying true to this purpose in all that we do enables us to fully align with the best interests and ambitions of our clients and all our stakeholders. It exemplifies our commitment to the highest standards of environmental, social and corporate governance ("ESG"), and to a more sustainable, diverse and inclusive future.
We shape the future of real estate for a better world
This core organizational purpose is fully aligned with, and supported by, our corporate values of teamwork, ethics and excellence. Ultimate responsibility for promoting awareness and ensuring adherence to our values and purpose across the enterprise is held by the JLL Global Executive Board ("GEB") and is endorsed by our Board of Directors. Our purpose guides our strategic growth vision and informs our response to the macro trends prevalent in the real estate industry. These trends and our strategic framework are summarized below.
INDUSTRY TRENDS
Informing our long-term growth strategy, we have identified five macro trends we see as major guiding influences on the continued growth and evolution of the real estate sector. Each of these trends has a multi-year lifespan, and while the COVID-19 pandemic (the "pandemic") has slowed some and accelerated others, we expect all five trends to maintain their long-term trajectory and relevance in the post-pandemic era. These macro trends are:
Rising investment allocations and globalization of capital flows to real estate
During the past decade, real estate has grown out of its previous 'alternative investment' classification to become a major defined asset class of its own, attracting a sustained long-term trend of rising investment allocations. In 2020, while the initial impacts of the pandemic slowed all transactional markets, this trend has reasserted as economic activity resumed. Indications from pension companies and other institutional investors and capital sources suggest it will further strengthen as we move into post-pandemic recovery, with real estate continuing to offer attractive returns.
Complementing this, we see long-term sustained strong transaction volumes and increasing capital flows across borders and between continents, creating new opportunities for advisors and investment managers equipped to source and facilitate these capital flows and execute cross-border transactions. Our real estate investment expertise, linking seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
Growth in corporate outsourcing
While corporate outsourcing of real estate services still represents a relatively small proportion of the total commercial-built real estate worldwide, the steady long-term trend towards outsourcing which began in the early 1990s, originally with U.S.-based corporations, is now a global trend. By focusing their own resources on core competencies and partnering with dedicated service providers like JLL to manage real estate strategy and activities, organizations are better positioned to advance their goals of financial and operational performance, talent attraction, customer experience, employee productivity and environmental sustainability.
In corporate boardrooms around the world, the global onset of the pandemic in 2020 rapidly accelerated the growing focus on reimagining workplaces and concepts for the future of work. These are areas in which JLL holds deep expertise and sector-leading specialist experience and resources. Across different industries we are positioned to provide highly adaptive and relevant solutions that promote organizational culture and prioritize health and well-being, flexible working models and digital enablement. In the post-pandemic era, we predict further growth in the strong and sustained trend for organizations to outsource real estate services while increasingly seeking strategic advice on reimagining their workspaces and workstyles to reinforce culture, attract talent and drive performance.

Urbanization
While the world of urban living and working was thrown into temporary flux in 2020 by the pandemic, we believe its foundations are deep and secure, and a dynamic future is already taking discernible shape. With the successful rollout of vaccination programs, the concentrations of culture, diversity, opportunity, facilities and creative expression in the world’s major cities will continue to attract strong inflows of ambitious and aspirational people. In the post-pandemic era, cities will again thrive, characterized by vibrant and reimagined office, cultural, retail and residential profiles.
Growth in major urban populations around the world will continue to be a prevalent trend, and with it comes increasing demand for all forms of real estate services and advice. JLL has a well-established global research series - the City Momentum Index - exploring this and associated trends in more depth, including related dynamics in the way the world’s 130 emerging and established markets are growing, adapting and evolving.
Fourth Industrial Revolution
The World Economic Forum defines the Fourth Industrial Revolution as the wave of change being driven through advances in technology, data and artificial intelligence. The real estate industry is affected in many ways, a few examples include: (1) the transition to flexible and hybrid office working models, (2) new data-driven understanding of how all forms of real estate can be more efficient, sustainable and productive, (3) the rise of experiential and online retail, (4) new asset management technologies, and (5) the growth of the logistics sector.
While there is currently no single technology disruptor positioned to dominate the real estate industry, there are thousands of start-ups, applications and concepts vying to transform the marketplace, collectively known as proptech. The challenge to innovate and maximize the current and future benefits of proptech is constant. At the heart of our Beyond strategy (discussed below), supported by major ongoing investments and innovations, we continue to accelerate progress toward our goal of becoming the widely-recognized leading user of technology and data in real estate.
Sustainability
Addressing and managing climate change and the finite nature of global resources are defining issues for our time. According to the International Energy Agency, real estate and the built environment account for nearly 40% of total global direct and indirect CO₂ emissions. At the same time, stakeholders are demanding greater focus on ESG from businesses and organizations in all areas of society. These and other factors, including heightened awareness of the importance of promoting health and well-being, coalesce into strong rising demand for sustainability services and advice across the real estate industry. JLL has identified meeting this demand as a major growth opportunity and priority, aligning with our purpose to shape the future of real estate for a better world. Refer to our annual Global Sustainability Report for information on JLL’s commitment to net zero carbon operations for our leased offices and updates on progress toward achieving our science-based target, which was approved by the Science Based Target initiative in 2020.

STRATEGIC FRAMEWORK
Our GEB has set out the Beyond strategic vision and framework to deliver long-term sustainable and profitable global growth. This framework comprises broad strategic priorities grouped into five pillars – Clients, Brand, Digital, People and Values – which collectively support and drive our ambitious long-term growth trajectory.
Beyond: Our Strategic Vision for Long-Term Sustainable and Profitable Growth
Clients
As a major step on our Beyond journey, during 2020 we completed a two-year leadership transformation initiative to move all parts of our business to global organizational structures. Reorienting from the previous locally-based structures means we are now even better positioned to provide seamless and highly consistent services to our clients across the world, as well as smoothly and rapidly deploy innovations, best practice and new technologies.
We continue to enhance our comprehensive service offering to create real value for our clients. Guided by our Beyond strategy, we are making significant ongoing investments in advanced client relationship management processes and tools, ensuring we can quickly assemble the best multidisciplinary teams and expertise tailored to meet each client’s requirements.
Brand
During 2020, JLL’s status as trusted adviser and partner to our clients was readily apparent. Clients turned to us for solutions and insights to adapt their real estate strategies and operations to weather a year of unprecedented challenges, and to plan ahead for the post-pandemic world. Our major research-led global focus on reimagining real estate ensured our brand and services were positioned in the vanguard of the industry’s response.
We continue to strengthen and expand awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond strategic vision to reach more CEOs and other senior decision makers. Supporting this goal, we are an active strategic partner of the World Economic Forum and regular participant in its annual meeting in Davos and at other events, and our President and CEO, Christian Ulbrich, is a member of the Forum’s International Business Council and Alliance of CEO Climate Leaders. Further, in January 2021, Fortune magazine again named JLL as one of the World’s Most Admired Companies (refer to the Distinguishing Attributes and Competitive Differentiators section below for additional awards and recognition during the past year).

Digital
The events of 2020 highlighted how technology is changing the way we work and where we do it more than ever before. JLL is embracing technology to meet the needs of clients today and anticipate the opportunities of tomorrow. Leading this transformation is core to our growth strategy and reflected in our significant investments. Our JLL Technologies group is a global leader in proptech – expanding and refining our technology capabilities to deliver significant competitive advantage and value for our clients and our company. This includes our $100 million commitment to JLL Spark Global Venture funds which incubate and drive proptech innovation as well as our recently launched workplace experience app, JLL Jet. Visit our website at www.jll.com to see the full portfolio of technology offerings.
Within our own operations, the substantial platform technology investments we made in the early phases of our Beyond journey are bearing significant fruit. Despite the impact of the pandemic, the ready availability and consistency of information in our Finance and HR systems enabled us to drive record cash flow from operating activities in 2020.
People
People are at the heart of our business. We are dedicated to helping our people achieve their ambitions by enabling them to explore new opportunities, build expertise, create long-term careers, and draw inspiration through working with talented colleagues and clients. We are committed to promoting and achieving true diversity and inclusion, as exemplified by the composition of our highly talented and experienced Board of Directors.
Values
All of our people are committed to the core values of teamwork, ethics and excellence. These values are the foundation of our organization. Clients, employees, business partners and potential recruits are strongly attracted to these values and to our commitments to a strong ESG, including ambitious goals and regular transparent reporting.
In April 2020, the Science Based Target Initiative (SBTi) confirmed its approval of our target of a 68% reduction in our total carbon emissions by 2030. In September 2020, we signed the World Green Building Council’s Net Zero Carbon Buildings Commitment, pledging to achieve net zero carbon emissions from JLL-occupied buildings by 2030. In November 2020, we announced the appointment of Guy Grainger – previously CEO of our EMEA segment – in a newly created senior role as Global Head of Sustainability Services and ESG, reflecting our core strategic focus in this area.
We have earned repeated recognition from organizations such as the Ethisphere Institute, which in 2020 named JLL as one of the World’s Most Ethical Companies for the 13th consecutive year.
Growth
Our Beyond priorities for clients, people, values, digital and brand combine to provide an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity, optimize sustainable and profitable long-term growth, and create value for all of our stakeholders. Our Beyond strategic vision and priorities for growth are built on our closely integrated platform, which combines deep local market knowledge with seamless advice and services tailored to each client’s specific needs.

SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT COMBINES DIFFERENT CAPITAL TO CREATE STAKEHOLDER VALUE
As referenced above, the built environment is estimated to account for over one-third of global final energy consumption and nearly 40% of total direct and indirect CO2 emissions, meaning JLL can have a significant impact through the work we do with our clients as well as in our workplaces and communities.

Building a Better Tomorrow - our global sustainability strategy. Our purpose, we shape the future of real estate for a better world, has strong and deep roots in our identity and history. We bring our purpose to life by partnering with our stakeholders to drive disruptive, impactful and sustainable change. We do this by embedding sustainability into everything we do through the four Pillars of Building a Better Tomorrow: Clients, People, Workplaces and Communities. These pillars are underpinned by three foundations: (1) our commitment to the highest standards of corporate governance, (2) our efforts to develop and drive sustainability thought leadership and (3) our commitment to deploying innovative, forward thinking solutions for ourselves and our clients. Building a Better Tomorrow is integral to our business and supports our long-term strategic vision, Beyond.

To ensure that JLL’s sustainability strategy and targets home in on the key impacts of our business and what matters most to our stakeholders, we engage in a regular assessment of our material issues. In 2020, in large part due to the pandemic, we conducted a deep dive materiality review. Through our process of market evaluation and direct stakeholder input, we identified the top five current environmental and social issues, which are detailed below.

Environmental Issues		Social Issues
1.	Energy and climate	1.	Diversity and Inclusion
2.	Sustainable buildings	2.	Corporate culture & reputation
3.	Adaptation and resilience	3.	Ethics and compliance
4.	Healthy buildings	4.	Innovation and technology
5.	Responsible supply chain	5.	Employee well-being
These results will inform our evaluation of additional opportunities for impact beyond our already ambitious science-based target and net zero commitments. All targets will be covered in detail in the next annual Global Sustainability Report, due for publication in the second quarter of 2021 and available on our website.
Generating sustainable value for our clients. Through industry-leading strategies, tools and technologies, we help our clients achieve their sustainability goals. Increasingly, our clients require innovative and consistent sustainability solutions across all regions in which they operate. In response to this demand, we have expanded our focus on energy and sustainability capabilities with the intent of providing a broader complement of globally scalable, consistent and profitable services.
We have a designated team of energy and sustainability product management professionals, who are responsible for developing industry-leading energy and sustainability products that create differentiated value for our clients, deliver accelerated revenue growth and margin expansion to JLL, and help us shape the future of real estate for a better world. This group, working in conjunction with our business lines, geographical leaders and operations teams, works collaboratively to develop and enhance our client offerings and is responsible for scaling up our services in the sustainability space, driving global consistency and best practices and bringing forward new offerings ahead of future client needs.
Our expertise addresses the entire life cycle of a building - from its design and planning, through construction, occupation, management, refurbishment and sale. Our professionals offer advice on how sustainability considerations can be embedded at each of these stages to maximize value for our clients. Our Property & Facility Management professionals, for example, embed sustainability criteria into our supply chain via contractor selection and the monitoring of sustainability performance against key performance indicators. We also support our clients’ data management and reporting requirements whether it be for frameworks such as 'GRESB', 'WELL' and 'LEED' or waste, water and utility information.

Our commitment to technological innovation extends to our sustainability service offering for our clients. We utilize a number of technology platforms, both in-house and externally sourced, to help deliver our clients’ sustainability objectives. Our OneView Energy and Sustainability Analytics (OVESA) platform is used to manage the ever-increasing volumes of complex sustainability data on behalf of our clients. This system, along with our other platforms such as the Portfolio Energy and Environment Reporting System (PEERS) and the Energy and Sustainability Platform (ESP), reflects our commitment to investing in digital, data and information management platforms. By deploying flexible technology solutions, we were able to measure, manage and improve environmental impacts for thousands of buildings included on these platforms in 2020. In 2021, JLL will see further investments to simplify, streamline and enhance our digital capabilities.
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
"Thinking Beyond" our value creation model (illustrated on the next page) summarizes how we create value for our shareholders and our broader stakeholders. It starts with the capital resources - or inputs - we need to do business. We use these resources in the context of our mission and vision to deliver services - or outputs - for our clients through the business activities we manage.
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

Thinking beyond

The Value Creation Model

Inputs

- Financial resources
- Client relationships and connectivity
- Skilled and diverse people
- Brand, Intelligence and Technology
- Buildings and infrastructure

Purpose

The pillars of
Beyond
ERM
Strategy
Governance
Clients
Brand
Digital
People
Values
Growth

Client	Relationship Management and Trust
People	High Engagement and Innovation
Digital	Technology and Research
Values	Sustainability and Ethics
Brand	Reputation
Growth	Global Business Model with Local Market Knowledge

Output

How we deliver our service

- Leasing
- Capital Markets
- Property & Facility Management
- Project & Development Services
- Advisory and Consulting
- Investment Management

Desired outcomes

- Conserving the depleting natural environment
- Consistent and high shareholder return
- Enhance brand, intelligence and technology
- Increased employment, education and wealth distribution
- Long-term client relationships
- New and improved real estate
- Talented employees

External environments

- Market, political and social stability
- Stable and natural environment

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
Since we provide a broad range of commercial real estate and investment management services across many geographies, we face significant competition at international, regional and local levels. We also face competition from companies who may not traditionally be thought of as real estate service providers, including institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, software-as-a-service companies, firms providing co-working space, firms providing outsourcing services of various types (including technology, food service and building products), and companies that self-perform their real estate services with in-house capabilities.
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
•Our focus on client relationship management to provide superior client service on a highly coordinated basis
•Our globally-integrated business model with local market knowledge, including a highly diverse set of service offerings, enabling our ability to deliver expertise wherever our clients need it
•Leadership in leveraging technology to enhance the services we provide our clients and the way we operate
•The strength of our brand, including our reputation as an ethical organization
•The strength of our financial position
•Our sustainability leadership, with a sustainability strategy that addresses long-term financial, environmental, and social risks and opportunities for ourselves and our clients
•The quality and worldwide reach of our industry-leading research function, enhanced by our ability to leverage granular data at a global scale through technology and our ability to synthesize complex information into practical advice for clients
•Our employee engagement as well as our employee value proposition - Achieve your ambitions - which articulates what differentiates JLL as an employer
•The quality of our internal governance and enterprise risk management, which clients can rely on over the long term
The following is a detailed discussion of these distinguishing attributes and competitive differentiators.
Client Relationship Management. Our clients are the center of our business model, and we enable superior service delivery through ongoing investments in the people, processes and tools that support client relationship management. As an example, CapForce, our sophisticated CRM tool, links all our capital markets business lines and activities around the world. Our goal is to provide a seamless understanding of our clients' needs across our global capital markets platform, to drive a customized experience and accountability for all the activities we undertake for the client. We achieve superior client service through best practices in client relationship management, seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence. We also invest in developing the highest caliber talent dedicated to managing our client relationships through an employee compensation and evaluation system aligned with our global career framework and designed to reward client relationship building, teamwork and quality performance.
Our client-driven focus enables us to develop, sustain and grow long-term client relationships that generate repeat business and create recurring revenue opportunities. In many cases, we establish strategic alliances with clients whose ongoing service needs align with our ability to deliver fully integrated real estate services across multiple business units and locations.

Globally-Integrated Business Model. Through the combination of a wide range of high-quality, complementary services we deliver at consistently high service levels globally, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. With operations spanning the globe, we have in-depth knowledge of local and regional markets and can provide services which address the entire life cycle of real estate around the world. This geographic coverage, combined with the ability and connectivity of our people, positions us to serve the needs of our multinational clients and manage the flow of investment capital on a global basis. This model enables cross-selling opportunities across geographies and service lines that we expect will continue to develop new revenue sources and growth.
Technology Leadership. Our globally-coordinated investments in research, technology, data and analytics, people, quality control and innovation provide a foundation for us to develop, share and continually evaluate best practices across our global organization. In recent years, we launched a new global people information system, upgraded our digitally integrated finance system, and scaled the use of CRM tools globally to drive consistency across our organization. In addition, we have been heavily focused on acquiring and/or developing technology-enabled expertise, products and services to better serve our employees and clients. For example, in 2020, we launched the Investor Center, our global capital markets listings platform. This online marketplace helps our clients find their next investment opportunity across asset types and facilitates the due diligence process.
We will continue to develop and deploy technology to support our marketing and client development activities and to make our products and services increasingly accessible.
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
Confidence in the financial strength of long-term service providers is important to our clients, who require financial strength when they select real estate service providers. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that support investment-grade financial ratings. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2020 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
We have ample capacity to fund our business. A key source of liquidity is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2020 had a maximum borrowing capacity of $2.75 billion and a maturity date in May, 2023.

Sustainability Leadership. Leading on sustainability is fundamental to both our purpose and our future long-term growth strategy because it’s about creating a positive impact not only today, but also in the future. Being a responsible corporate citizen is the right thing to do and is what our clients and employees expect from us.
To that end, and in alignment with the recommendations from the Taskforce on Climate-related Financial Disclosure ("TCFD"), we undertook an evaluation of the potential risks and opportunities to our business resulting from climate change. Specifically, we analyzed the impacts of two climate scenarios, (1) an aggressive mitigation resulting in <2° C warming and (2) an intermediate mitigation resulting in 2° - 3.7° C warming. Our findings were published in JLL’s first TCFD report included within our Global Sustainability Report published in 2020. With both scenarios, we anticipate significantly more climate-related opportunities than risks as our business model is not carbon-intensive and mitigation measures are already in place for many risks. Additionally, our existing investments in property technology, green building solutions and our climate change consulting provide significant and scalable avenues to realize the identified climate-related opportunities.
There is a strong and direct correlation between our ESG performance and the long-term health and success of our business. We address this by putting into action our sustainability strategy, Building a Better Tomorrow, which delivers transformative changes for our business, people, clients, communities and planet.
Our market position enables us to take actions that contribute to a better world. In so doing, it identifies us as a responsible organization, brings our purpose to life, adds value to our brand, and helps us attract and retain talent.
Industry-Leading Research Capabilities. We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With approximately 480 research professionals who gather data and cover market and economic conditions around the world, we are an authority on the economics and market dynamics of commercial real estate. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We continue to devise and invest in new approaches through data science techniques and other technology to make our research, services and property offerings more readily available to our people and clients.
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
Awards. We won numerous awards and recognitions through January 2021 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:
•A member of the Bloomberg Gender-Equality Index, for the second consecutive year
•A member of the Dow Jones Sustainability Index North America, for the fifth consecutive year
•One of America's 100 Most Sustainable Companies by Barron's
•An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, for the ninth consecutive year
•One of America's Most Responsible Companies by Newsweek, for the second consecutive year
•One of the World's Most Ethical Companies by the Ethisphere Institute, for the 13th consecutive year
•One of the World's Most Admired Companies by Fortune Magazine, for the fourth consecutive year
•To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, with a perfect score, for the seventh consecutive year
•One of America's Best Employers for Diversity by Forbes, for the second consecutive year
•One of America's Best Employers for Women by Forbes
•One of the Top Companies for Executive Women by Working Mother, for the fifth consecutive year
•One of Working Mother's Best Companies for Dad
INTEGRATED REPORTING
JLL was one of the first U.S. listed companies to participate in the International Integrated Reporting Council ("IIRC"), and we continue to support the general principles set forth by the IIRC, which are designed to promote communications and integrated thinking about how an organization's strategy, governance and financial and non-financial performance lead to the creation of value over the short, medium and long term.
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

SEASONALITY
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on underlying valuations, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so in 2021.
HUMAN CAPITAL
The following table details our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2020	December 31, 2019
Professional non-reimbursable employees	49.7	51.6
Directly reimbursable employees	41.1	41.8
Total employees	90.8	93.4
Directly reimbursable employees have costs which are fully reimbursed by clients, primarily in our Corporate Solutions business. Specifically, reimbursable employees include our property and facility management professionals, including our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 2,600 property maintenance employees in the United States, 75% of whom are reimbursable. As of both December 31, 2020, and 2019, approximately 70% of our employees were based in countries other than the United States.
Diversity and Inclusion
Diversity and inclusion are strategic imperatives for the way we do business. Engaging in diverse and inclusive practices leads to better productivity, higher performing teams and business growth. At JLL, we succeed through inclusion and celebrate the characteristics that make us unique. A few recent examples are detailed below.
•A significant portion of our employee base participates in one or more of our Business Resources Groups. Noteworthy in 2020, we launched our Parent and Caregiver Experience group to provide additional support and resources in response to pandemic-related increased pressures on parents and caregivers.
•In 2020, we appointed female CEOs for three of our largest country businesses - the UK, Germany and India.
•We launched our first Black Excellence Summit in 2020 and kicked off a reverse mentoring program with our senior leaders across the globe.
•In January 2021, we appointed our first dedicated global head of Diversity & Inclusion. This role reports to our Chief Human Resources Officer, a member of the GEB, and will directly engage with leadership across the organization.
In addition, we regularly measure our inclusion index though our employee engagement survey, and have launched a Belonging@JLL program focusing on driving inclusive behaviors worldwide, including “Diversity Moments that Matter.”

Training and Development
Using extensive internal and external research, we have a set of core capabilities that define our leadership behaviors to drive our near and long-term success. Those capabilities are the foundation for our employee talent assessments, succession planning and other talent processes. Our employees can self-assess and be assessed against these capabilities to participate in our award-winning development platform, Real Leadership. The platform provides specific programs to help our employees and leaders grow, develop their career, and become better leaders using in-person training, virtual programming, various assessments and coaching.
Just as our business needs to constantly evolve, so too does the Real Leadership platform -for example in 2020, we launched an online learning platform to accelerate the skills of employees’ working virtually. Over 25,000 employees were able to learn, in seven different languages, through our virtual on-demand offerings this year. Since we launched Real Leadership, we have had over 40,000 leaders and employees participate, through both virtual and instructor-led classes.
Well-being
In 2020, we launched a well-being framework consisting of four pillars: physical, mental, financial, and inclusion. We provided resources on our well-being site in 15 languages including online courses, webinars and resources for caregivers. This site has had more than 50,000 visits with over 12,000 employees attending webinars.
Health and Safety
Health and safety is at the forefront of JLL's operations. With over 450 health and safety professionals, we are committed to creating an environment that unequivocally protects our employees, clients and supply partners.
To effectively manage health and safety, our program is aligned to the principles of the internationally recognized health and safety management standard ISO 45001. We implement global health and safety standards that ensure we apply a consistent approach to harm prevention and operate assurance programs to ensure legal compliance.
We recognize that successful health and safety programs are built on proactive individual and collective safe behaviors. Through our health and safety vision, ‘One team S.A.F.E.R together’, we create a stronger culture of health and safety, underpinned by our S.A.F.E.R. behaviors: S – Speak about safety; A – Act safely; F – Focus on safety standards; E – Engage in safety initiatives; R – Recognize safe performance.
To monitor the strength of our safety culture, in 2020 we benchmarked our organization against data from 130 other companies using the UK Health and Safety Laboratory’s Safety Climate Survey Tool. Our global survey received 12,500 responses and showed our culture to be in the 95th percentile when compared against the all-industry scores. While this score sets a high internal benchmark, our goal is to improve our culture and improve our scores year on year.
Through our safety vision and our awareness and education programs, like Global Safety Week, the strength of our program is realized in the low accident rates for the year 2020, compared with the U.S. Occupational Safety and Health Administration ("OSHA") industry average accident rates for our industry (NAICS Code 531: Real Estate).
•Lost Time Incident Rate was 0.10 (OSHA industry average was 0.70): 12-month average of OSHA recordable illness and injuries per 100 JLL employees that resulted in days away from work.
•Total Recordable Incident Rate was 0.27 (OSHA industry average was 2.10): 12-month average of OSHA recordable illness and injuries per 100 JLL employees.
•Days Away, Restricted Duty and Transfer was 0.12 (OSHA industry average was 1.00): 12-month average of OSHA recordable illness and injuries per 100 full-time employees that resulted in days away from work or restricted duties.
•There were zero JLL employee workplace fatalities reported in 2020.
In addition, we closed, cleaned and reopened more than 350 corporate offices in the months following the onset of the pandemic, focusing on both employee safety and their office experience while complying with local regulations, incorporating proper social distancing practices and enhancing sanitation efforts.

INTELLECTUAL PROPERTY
We regard our technology and other intellectual property, including our brands, as a critical part of our business.
We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in the United States and in foreign countries. We hold the "Jones Lang LaSalle," "JLL" and "LaSalle Investment Management" trademarks and the related logos to conduct the material aspects of our business globally. We own the rights to use the ".jll" and ".lasalle" top level domain names.
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years, which we expect to continue to renew, as necessary. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2021. Our LaSalle and LaSalle Investment Management marks will expire in 2026.
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
•Annual elections of all members of our Board
•Annual "say on pay" votes by shareholders with respect to executive compensation
•Right of shareholders owning 30% of the outstanding shares of our Common stock to call a special meeting of shareholders for any purpose
•Majority voting in Director elections
•Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director
•Required approval by the Nominating and Governance Committee of any related-party transactions
•Executive session among the Non-Executive Directors at each in-person meeting
•Annual self-assessment by the Board and each of its Committees

Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of JLL and the members of our Board. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish, communicate and monitor the overall elements of our efforts. We are proud of, and are determined to protect and enhance, the global reputation we have established. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. For a number of years we have applied for and received Ethics Inside™ certification from NYSE Governance Services, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. We believe it is the only available independent verification of a company's ethics program. As previously noted, we were named to Ethisphere Institute’s list of the World's Most Ethical Companies for the thirteenth consecutive time in 2020. We also were recertified under the Ethics Inside program by the Ethisphere Institute.
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
Our Board and its Committees take active roles in overseeing management's identification, disclosure and mitigation of enterprise risks. Our ongoing enterprise risk management efforts have significantly shaped the following risk factors and their discussion.
Categorization of Enterprise Risks. This section reflects our current views, as of the issuance of this report, concerning the most significant risks we believe our business faces, both in the short and long term. For purposes of the following analysis and discussion, we group the risks we face according to five principal categories:

• Operational Risk Factors	• Financial Risk Factors
• Strategic Risk Factors	• General Risk Factors
• Legal and Compliance Risk Factors
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
The challenge to find and retain sufficiently trained staff is world-wide, including within emerging markets, and as a result, increases the risk of performance for clients. In particular, in successful emerging markets such as India and China, attrition by highly informed and mobile staff is a challenge for all companies. Labor costs are rising in emerging economies and are expected to increase further. Corporate payrolls are likely to increase as greater competition for labor and social pressure to raise salaries in line with productivity growth cause even greater wage inflation. It is increasingly challenging to predict regional and national labor policies, as well as regulations. The indirect implications of these changes are difficult to assess.
THIRD PARTY SPEND MANAGEMENT AND HEALTH AND SAFETY RISK.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, reduce costs and lower operational risks across our business and support functions. We have instituted a Vendor Code of Conduct, which is published in multiple languages on our website, and which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with our Vendor Code. In addition, we leverage technology at an increasing rate to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or appropriate oversight cannot be provided, we could be exposed to increased operational, regulatory, financial or reputational risks. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
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
WE FACE POTENTIAL BUSINESS DISRUPTION AND RELATED RISKS RESULTING FROM HEALTH EPIDEMICS, ESPECIALLY THE NOVEL CORONAVIRUS (COVID-19) PANDEMIC.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings), such as occurred in the past from influenza, occurring at present (COVID-19) or may occur in the future from other types of outbreak, can also adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services.

At present, efforts to contain and mitigate the COVID-19 pandemic are occurring in many countries where we operate, including the United States. The actions taken have resulted in unprecedented restrictions on businesses, including closures, with a substantial reduction in economic activity in most countries. The pandemic had a material effect on our financial results in 2020. Our transaction-based services lines had a significant year-over-year decline in activity as non-essential transactions were delayed, reduced in scope or cancelled, particularly in the last nine months of 2020. Certain costs in our operating structure are fixed in nature and given the uncertainty of the COVID-19 pandemic and its human and economic impact, immediate cuts to these fixed costs to mirror the declines in revenues were not practical.
Significant uncertainty remains as to the full impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, including potential changes in commercial behavior. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to pre-pandemic levels. We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.
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
We are exposed to the risk of cyber attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We continue to observe an increased level of cyber threats focused on gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.
We have experienced various types of cyber attack incidents, which to-date have been contained and have not been material to us as a whole. As the result of such incidents, we have continued to implement new controls, governance, technical protections and other procedures. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we fall victim to other successful cyber attacks.
The legislative and regulatory framework for privacy and data protection issues worldwide continues to evolve. We collect personally identifiable information ("PII") and other data as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation, for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

CONCENTRATIONS OF BUSINESS WITH CORPORATE AND INVESTOR CLIENTS CAUSE INCREASED CREDIT RISK AND GREATER IMPACT FROM THE LOSS OF CERTAIN CLIENTS AND INCREASED RISKS FROM HIGHER LIMITATIONS OF LIABILITY IN CONTRACTS.
We value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and us) that can result from developing repeat business and performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (i) experiences its own financial problems, which can lead to larger individual credit risks; (ii) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (iii) decides to reduce its operations or its real estate facilities; (iv) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (v) decides to change its providers of real estate services; or (vi) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's businesses which are dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.
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
PERFORMANCE AND FIDUCIARY OBLIGATIONS UNDER CLIENT CONTRACTS; RISING COST OF INSURANCE RESULTING FROM NEGLIGENCE CLAIMS; RESPONSIBILITY FOR SAFETY OF CONTRACTORS; SCOPE CREEP.
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
We cannot be sure the intellectual property we may use in the course of operating our business or the services we offer to clients do not infringe on the rights of third parties. Although, we do obtain representations and warranties, as well as indemnities, from the licensors in order to mitigate this risk. We may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services.

GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS.
The success of our business is significantly related to general economic conditions. Further, our business and financial conditions correlate strongly to local, national and regional economic and political conditions or, at least, the perceptions of and confidence in those conditions.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. Since then, many of our markets have been affected generally by various economic uncertainties, among them: continued significant volatility in oil and commodity prices; the developing effects of climate change and severe weather; and the continued uncertainty on the direction of global tax policy. Most recently, we have continued to assess the potential adverse effects of the ongoing global COVID-19 pandemic on general economic conditions.
In this environment, we have continued to grow our business largely by gaining market share and as the result of targeted acquisitions. It is inherently difficult for us to predict how these types of significant global forces will affect our business in the future and whether we will continue to be able to generate revenue growth to the same extent as we have in the past.
Negative economic conditions and declines in demand for real estate and related services in several markets or in significant markets could have a material adverse effect on our performance driven by (i) a decline in acquisition and disposition activity, (ii) a decline in real estate values and performance, leasing activity and rental rates, (iii) a decline in value of real estate securities, (iv) the cyclicality in the real estate markets; lag in recovery relative to broader markets, or (v) the effect of changes in non-real estate markets.
POLITICAL AND ECONOMIC INSTABILITY AND TRANSPARENCY: PROTECTIONISM; TERRORIST ACTIVITIES.
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
The withdrawal of the United Kingdom from the European Union on January 31, 2020 and the ongoing uncertainty with respect to the future relationship of the United Kingdom and the European Union, notwithstanding the impact of the provisional free-trade agreement entered into between the United Kingdom and the European Union on December 24, 2020, may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) new or modified trading arrangements between the United Kingdom and other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception any of these developments are likely to occur, could significantly affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.

REAL ESTATE SERVICES AND INVESTMENT MANAGEMENT MARKETS ARE HIGHLY COMPETITIVE.
We provide a broad range of commercial real estate and investment management services. Depending on the service, we may face significant competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms, technology firms, consulting firms, co-locating providers, temporary space providers and firms providing outsourcing of various types (including technology and building products), any of which may be a global, regional or local firm, and from firms that self-perform their real estate services with in-house capabilities.
Many of our competitors are local or regional firms, which may be substantially smaller in size than we are but hold a larger share of a specific local market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients products that we do not offer. In some sectors of our business, particularly Corporate Solutions, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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
THE SEASONALITY OF OUR REAL ESTATE SERVICES BUSINESS EXPOSES US TO RISKS.
Within our Real Estate Services business, our revenue and profits have historically grown progressively by quarter throughout the year mostly due to completing or documenting transactions by fiscal year-end and the fact that certain of our expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and co-investment equity gains or losses, each of which can vary from period to period.

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
Growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services has, to an extent, lessened the seasonality in our revenue and profits during the past few years. However, we believe some level of seasonality will always be inherent to our industry and outside of our control, as was the case in 2020.
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
CO-INVESTMENT, INVESTMENT AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in real estate, both individually and along with our investment management clients. As of December 31, 2020, we have unfunded commitment obligations of up to $320.7 million to fund future co-investments. To remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate as part of their strategy. Investing in any of these types of situations exposes us to several risks.
Investing in real estate for the above reasons poses the following risks:
•We may lose some or all the capital we invest if the investments underperform. Real estate investments can underperform as the result of many factors outside of our control, including the general reduction in asset values within a particular geography or asset class. Starting in 2007 and continuing through 2009, for example, real estate prices in many markets declined as the result of the significant tightening of credit markets and the effects of recessionary economies and significant unemployment. Looking presently at the three years ended December 31, 2020, we had no notable impairment activity.
•We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash upon the disposition of investments, the timing of which is geared toward the benefit of our clients.

•We generally hold our investments in real estate through subsidiaries with limited liability; however, in certain circumstances, it is possible this limited exposure may be expanded in the future based on, among other things, changes in applicable laws. To the extent this occurs, our liability could exceed the amount we have invested.
•We make co-investments in real estate in many countries, and this presents tax, political/legislative, currency, and other risks as described elsewhere in this Item.
In certain situations, we raise funds from outside investors where we are the sponsor of real estate investments, developments, or projects. To the extent we return less than the investors' original investments because the investments, developments, or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors can invest, such as the investment funds sponsored by LaSalle, may increase this risk.
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
To fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2020, we had $3.2 billion of committed loan funding available through commercial banks. Consistent with industry practice, our existing warehouse facilities are short-term, requiring annual renewal. Although we believe our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.
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
Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Firms also may face several layers of national and regional regulations. In Europe, the EU’s Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees can risk jail sentences as well as fines in connection with pollution incidents. In September 2020, China announced a commitment to be carbon neutral by 2060. This follows environmental protection laws passed in 2014 designed to limit contaminated water, air and soil linked to economic growth and public health.
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
VOLATILITY IN TRANSACTIONAL-BASED REVENUE.
LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity gains (losses) that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable as it relates to client needs, the market and other dynamics in effect at the time.
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
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated notably in recent years. Our revenue from outside of the United States approximated 43% our total revenue for 2020. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK.
Unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world's largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to:
•Obtaining new credit commitments from lenders
•Refinancing credit commitments or loans that have terminated or matured according to their terms, including funds sponsored by our LaSalle which use leverage in the ordinary course of their investment activities
•Placing insurance
•Engaging in hedging transactions
•Maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account

General Risk Factors
ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. We may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls, and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2020. Our management concluded our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm.
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
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. In December 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act included new limitations on business-related deductions and could increase the taxation of foreign earnings in the U.S., which could increase our future tax expense. Further changes to U.S. corporate tax law have been proposed in the past year, some of which could further increase our future tax expense if enacted.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 337 corporate offices worldwide located in most major cities and metropolitan areas as follows: 146 offices in 10 countries in the Americas (including 122 in the United States), 115 offices in 26 countries in EMEA, and 76 offices in 16 countries in Asia Pacific. In addition, we have on-site property and corporate offices located throughout the world. On-site property and facility management offices are generally located within properties we manage and are provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 3, 2021, there were approximately 500 shareholders of record of our common stock and more than 65,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Share Repurchases
On October 31, 2019, our Board of Directors approved a new share repurchase program (the "Program") authorizing the repurchase of up to $200.0 million of our common stock in the open market and privately negotiated transactions. During the year ended December 31, 2020 we repurchased nearly 897,000 shares for $100.0 million. As of December 31, 2020, $100.0 million remained authorized for repurchases under the Program. There were no shares repurchased in 2019.
In February 2021, our Board of Directors authorized $500.0 million for share repurchases, an addition to the $100.0 million remaining from the 2019 approval, noted above.
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2020:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2020 - October 31, 2020	383,556	$109.64	383,556	$108.0
November 1, 2020 - November 30, 2020	67,497	$117.52	67,497	$100.0
December 1, 2020 - December 31, 2020	—	$—	—	$100.0
Total	451,053		451,053
Dividends
We did not declare or pay any dividends in 2020. Any future decision to declare and pay dividends remains subject to the discretion of our Board of Directors.
Transfer Agent
Computershare
P.O. Box 505000
Louisville, KY 40233-5005
Equity Compensation Plan Information
For information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company, traded in the U.S., and 4) Savills plc (SVS.L), a real estate services company traded on the London Stock Exchange. With the exception of Cushman & Wakefield, the following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2015. For Cushman & Wakefield, the $100 is assumed to be invested on August 2, 2018, the date of their initial public offering.

$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
December 31,
JLL
S&P 500
Peer Groups

	December 31,
	2015	2016	2017	2018	2019	2020
JLL	$100	$64	$94	$81	$111	$95
S&P 500	100	110	131	123	158	184
Peer Group	100	89	126	110	166	166

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
Not applicable.

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
In this Item, we discuss results for the years ended December 31, 2020 and 2019 and the comparison between these years. Discussions of results for the year ended December 31, 2018 and comparisons between 2019 and 2018 results can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Revenue Recognition
We earn revenue from the following:
•Leasing;
•Capital Markets;
•Property & Facility Management;
•Project & Development Services;
•Advisory, Consulting and Other; and
•LaSalle.
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
In addition, we may record intangible assets as a result of acquisitions, which are primarily composed of customer relationships, management contracts and customer backlog, and are amortized on a straight-line basis over their estimated useful lives. We establish an intangible upon closing on the sale of a mortgage loan we originated, referred to as a warehouse receivable, concurrent with the retention of its servicing rights and amortize the intangible over the estimated period net servicing income is projected to be received. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments in Real Estate Ventures
We invest in certain real estate ventures that primarily own and operate commercial real estate. Historically, these investments have primarily been co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting. Where applicable, we estimate fair value using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In circumstances where the NAV provided by the investee has a reporting date different than ours or when the NAV is not calculated consistent with U.S. GAAP measurement principles, we adjust the NAV accordingly. For Investments in real estate ventures reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings.
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
Our effective tax rates are presented in the following table. In addition, we present the rate excluding the subsequent changes to the provisional estimate relating to the transition tax component of the U.S. tax legislation passed in December 2017 commonly known as the Tax Cuts and Jobs Act ("the Act").

	For the year ended December 31,
	2020	2019	2018
Effective tax rate	20.2%	22.9%	30.4%
Effective tax rate excluding the impact of the transition tax	20.2%	23.5%	23.7%

Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%).
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2020, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
(in millions)	2020	2019
Gross deferred tax assets	$584.8	492.4
Valuation allowance	71.4	70.4
The increase in gross deferred tax assets in 2020 was primarily the result of increases in compensation accruals in certain jurisdictions.
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
As of December 31, 2020, the amount of unrecognized tax benefits was $75.3 million. We believe it is reasonably possible that matters for which we have recorded $18.7 million of unrecognized tax benefits as of December 31, 2020, will be resolved during 2021. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
NEW ACCOUNTING STANDARDS
Refer to Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8.

ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (i) macroeconomic trends, (ii) the geopolitical environment, (iii) the global and regional real estate markets and (iv) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. Specifically in 2020, macroeconomic conditions influenced by the COVID-19 pandemic impacted our operations.
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
LaSalle Revenue and Equity Earnings
Our investment management business is, in part, compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to return hurdles. Depending upon performance, disposition activity and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period.
Equity earnings also may vary substantially from period to period for a variety of reasons, including as a result of (i) gains (losses) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. Our overall interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of December 31, 2020. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility during 2020 were $865.1 million, with an effective interest rate of 1.6%. We had no outstanding borrowings under the Facility as of December 31, 2020. The Facility bears a variable rate of interest that fluctuates based on market rates.
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
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. If interest rates were 50 basis points higher during 2020, Interest expense, net of interest income, would have been $4.3 million higher.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 43% and 44% of our total revenue for 2020 and 2019, respectively, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2020, we had forward exchange contracts in effect with a gross notional value of $2.34 billion ($1.42 billion on a net basis). The corresponding net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2020	% of Total	2019	% of Total
United States dollar	$9,457.8	57.0%	$10,054.9	55.9%
Euro	1,350.6	8.1	1,507.7	8.4
British pound	1,341.1	8.1	1,514.8	8.4
Australian dollar	876.1	5.3	924.5	5.1
Indian rupee	524.5	3.2	651.8	3.6
Hong Kong dollar	512.2	3.1	533.8	3.0
Chinese yuan	473.1	2.9	505.9	2.8
Canadian dollar	432.6	2.6	435.5	2.4
Japanese yen	257.9	1.6	349.4	1.9
Singapore dollar	246.6	1.5	309.2	1.7
Other currencies	1,117.4	6.6	1,195.7	6.6
Total revenue	$16,589.9	100.0%	$17,983.2	100.0%
Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2020, we estimate our reported operating income would have increased by $5.3 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2020, we estimate our reported operating income would have increased by $10.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on underlying valuations, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits.
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation has had a material impact on our results of operations during the three-year period ended December 31, 2020.

RESULTS OF OPERATIONS
Definitions
•We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and select markets in Asia Pacific. We define market volumes for Capital Markets as the U.S. dollar equivalent value of investment sales transactions globally.
•Assets under management data for LaSalle is reported on a one-quarter lag.
•"MENA": Middle East and North Africa. "Greater China": China, Hong Kong, Macau and Taiwan.
•"n.m.": not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Year Ended December 31, 2020 compared with Year Ended December 31, 2019

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2020	2019	U.S. dollars
Leasing	$1,884.2	2,524.0	(639.8)	(25)%	(25)%
Capital Markets	1,407.4	1,542.2	(134.8)	(9)	(9)
Property & Facility Management	9,485.4	9,364.7	120.7	1	2
Project & Development Services	2,530.1	3,121.5	(591.4)	(19)	(19)
Advisory, Consulting and Other	861.0	904.7	(43.7)	(5)	(5)
Real Estate Services ("RES") revenue	$16,168.1	17,457.1	(1,289.0)	(7)%	(7)%
LaSalle	421.8	526.1	(104.3)	(20)	(20)
Revenue	$16,589.9	17,983.2	(1,393.3)	(8)%	(8)%
Reimbursements	7,689.8	7,952.6	(262.8)	(3)	(3)
Revenue before reimbursements	8,900.1	10,030.6	(1,130.5)	(11)	(11)
Gross contract costs	(2,703.2)	(2,870.2)	167.0	(6)	(6)
Net non-cash MSR and mortgage banking derivative activity	(66.6)	(21.2)	(45.4)	n.m.	n.m.
Fee revenue	$6,130.3	7,139.2	(1,008.9)	(14)%	(14)%
Leasing	1,817.8	2,455.7	(637.9)	(26)	(26)
Capital Markets	1,309.2	1,477.5	(168.3)	(11)	(12)
Property & Facility Management	1,199.5	1,181.8	17.7	1	2
Project & Development Services	776.1	861.0	(84.9)	(10)	(10)
Advisory, Consulting and Other	627.0	660.3	(33.3)	(5)	(5)
RES fee revenue	$5,729.6	6,636.3	(906.7)	(14)%	(14)%
LaSalle	400.7	502.9	(102.2)	(20)	(21)
Compensation and benefits excluding gross contract costs	$4,277.1	4,922.7	(645.6)	(13)%	(13)%
Operating, administrative and other expenses excluding gross contract costs	991.9	1,135.5	(143.6)	(13)	(12)
Depreciation and amortization	226.4	202.4	24.0	12	12
Restructuring and acquisition charges	142.4	184.4	(42.0)	(23)	(24)
Total fee-based operating expenses	5,637.8	6,445.0	(807.2)	(13)	(13)
Gross contract costs	2,703.2	2,870.2	(167.0)	(6)	(6)
Total operating expenses, excluding reimbursed expenses	$8,341.0	9,315.2	(974.2)	(10)%	(10)%
Operating income	$559.1	715.4	(156.3)	(22)%	(23)%
Equity earnings	$8.0	36.3	(28.3)	(78)%	(78)%
Adjusted EBITDA	$859.6	1,116.1	(256.5)	(23)%	(24)%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following.
(i)Fee revenue and fee-based operating expenses
(ii)Adjusted EBITDA and Adjusted EBITDA margin
(iii)Percentage changes against prior periods, presented on a local currency basis
However, non-GAAP financial measures should not be considered alternatives to measures determined in accordance with U.S. GAAP. Any measure that eliminates components of a company’s capital structure, cost of operations or investments, or other results has limitations as a performance measure. In light of these limitations, management also considers U.S. GAAP financial measures and does not rely solely on non-GAAP financial measures. Because our non-GAAP financial measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
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
Restructuring and acquisition charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes, (ii) acquisition, transaction and integration-related charges, including non-cash fair value adjustments to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets and (iii) lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.
Gain on Disposition reflects the net gain recognized on the sale of property management businesses in continental Europe. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance.

Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Year Ended December 31,
(in millions)	2020	2019
Revenue	$16,589.9	17,983.2
Less: Reimbursements	(7,689.8)	(7,952.6)
Revenue before reimbursements	8,900.1	10,030.6
Adjustments:
Gross contract costs	(2,703.2)	(2,870.2)
Net non-cash MSR and mortgage banking derivative activity	(66.6)	(21.2)
Fee revenue	$6,130.3	7,139.2

Operating expenses	$16,030.8	17,267.8
Less: Reimbursed expenses	(7,689.8)	(7,952.6)
Operating expenses, excluding reimbursed expenses	8,341.0	9,315.2
Less: Gross contract costs	(2,703.2)	(2,870.2)
Fee-based operating expenses	$5,637.8	6,445.0

Operating income	$559.1	715.4
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Year Ended December 31,
($ in millions)	2020	2019
Net income attributable to common shareholders	$402.5	534.4
Add:
Interest expense, net of interest income	52.8	56.4
Provision for income taxes	106.9	159.7
Depreciation and amortization	226.4	202.4
EBITDA	$788.6	952.9
Adjustments:
Restructuring and acquisition charges	142.4	184.4
Gain on disposition	(4.8)	—
Net non-cash MSR and mortgage banking derivative activity	(66.6)	(21.2)
Adjusted EBITDA	$859.6	1,116.1

Net income margin attributable to common shareholders	4.5%	5.3%

Adjusted EBITDA margin	13.9%	15.6%

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

	Year Ended December 31,
($ in millions)	2020	% Change
Revenue:
At current period exchange rates	$16,589.9	(8)%
Impact of change in exchange rates	10.7	n/a
At comparative period exchange rates	$16,600.6	(8)%

Fee revenue:
At current period exchange rates	$6,130.3	(14)%
Impact of change in exchange rates	(10.3)	n/a
At comparative period exchange rates	$6,120.0	(14)%

Operating income:
At current period exchange rates	$559.1	(22)%
Impact of change in exchange rates	(10.2)	n/a
At comparative period exchange rates	$548.9	(23)%

Adjusted EBITDA:
At current period exchange rates	$859.6	(23)%
Impact of change in exchange rates	(10.1)	n/a
At comparative period exchange rates	$849.5	(24)%
COVID-19 Pandemic
The COVID-19 pandemic (the "pandemic") disrupted our operations in 2020, most significantly in transaction-based service lines. Offices in China began closing in January and by the end of March, over 90% of JLL's office-based employees across the globe were working remotely. At the same time, our personnel across the globe, notably in Corporate Solutions and other annuity businesses, partnered with clients to ensure continuity of operations in response to the evolving conditions as well as develop and implement safe return-to-work measures.
In response to the pandemic's sustained disruptions to revenue and business operations, we implemented various cost mitigation actions. Specifically, our expense management actions delivered nearly $330 million of non-permanent cost savings this year, including $80 million from various government programs implemented around the world in response to the challenging conditions created by the pandemic. These non-permanent savings represent costs likely to return in future periods as the macroeconomic environment recovers.
In addition, the macroeconomic impact of the pandemic resulted in certain non-cash charges in 2020, including a net $21.6 million increase to loan loss credit reserves in Americas and a $45.7 million year-over-year decline in LaSalle's equity earnings.

Revenue
Consolidated RES revenue decreased 7% to $16.2 billion and consolidated RES fee revenue decreased 14% to $5.7 billion, compared with 2019, a result of the pandemic's significant impact, especially on transaction-based service lines. The declines were across all geographic segments and all service lines except Property & Facility Management, which grew modestly in 2020, primarily attributable to strength in the U.S. offsetting declines in EMEA while Asia Pacific was stable year over year. Leasing experienced the most significant year-over-year decrease in revenue (25%) and fee revenue (26%), against the backdrop of an over 40% decline in global office market gross absorption for the year, according to JLL Research. Capital Markets included $215.2 million of incremental revenue from HFF in the first half of 2020 ($220.2 million of fee revenue) due to the July 1, 2019, timing of our acquisition. HFF contributions are almost entirely within the Americas segment. Organic Capital Markets fee revenue was down 27% compared with 2020, reflecting the sharp year-over-year drop in global market volumes.
Geographically across service lines, Americas represented nearly half of the year-over-year RES fee revenue decline on a local currency basis; EMEA represented 32% and Asia Pacific 20%. Refer to segment operating results discussion for further detail.
The decline in LaSalle revenue was substantially due to expected lower incentive fees compared to an exceptional 2019. Solid advisory fee performance reflected strong capital raising during the year. Refer to the LaSalle segment results discussion for further detail.
Our consolidated revenue and fee revenue decreased 8% and 14%, respectively, in both U.S. dollars and on a local currency basis for 2020, compared with 2019. The absence of a spread between U.S. dollars and local currency was driven by a strengthening of the U.S. dollar against the Indian rupee, Australian dollar and Canadian dollar, offset by a modest weakening of the U.S. dollar against the British pound sterling and euro.
Operating Expenses
In 2020, consolidated operating expenses, excluding reimbursed expenses, decreased 10% to $8.3 billion. Consolidated fee-based operating expenses, were $5.6 billion in 2020, down 13% from prior year. The lower expenses were primarily attributable to Americas, which represented 39% of the decrease in fee-based operating expenses on a local currency basis - Asia Pacific represented 28%, EMEA 21%, and LaSalle 7%. Amounts received from government COVID-related programs were presented as reductions to Compensation and benefits expense. In addition, Restructuring and acquisition charges represented 5% of the overall decrease; refer to the following table and commentary below for additional detail.

	Year ended December 31,
(in millions)	2020	2019
Severance and other employment-related charges	$69.0	31.1
Restructuring, pre-acquisition and post-acquisition charges	88.2	124.9
Fair value adjustments that resulted in a net (decrease) increase to earn-out liabilities from prior-period acquisition activity	(14.8)	28.4
Total restructuring & acquisition charges	$142.4	184.4
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$75.9	115.1
Charges associated with the acquisition and integration of HFF included transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses.
The increase in severance and other employment-related charges, compared with 2019, reflected notable cost mitigation actions taken across the globe in response to the pandemic.
Interest Expense
Interest expense, net of interest income, for 2020 was $52.8 million, down from $56.4 million in 2019. The decrease was driven by a lower effective interest rate on our Facility. The average outstanding borrowings under our Facility increased slightly from $851.6 million, with an average effective interest rate of 3.0%, during 2019, to $865.1 million, with an average effective interest rate of 1.6%, in 2020.

Equity Earnings
Equity earnings decreased from $36.3 million in 2019 to $8.0 million in 2020. LaSalle is a key driver of activity in both years; refer to the LaSalle segment results discussion for additional detail. In addition, $12.7 million of equity earnings were recognized in the first quarter of 2020 for the Americas segment, substantially attributable to gains by consolidated variable interest entities in which JLL held no equity interest. These gains are also reflected in net income attributable to noncontrolling interest and, therefore, had no impact to Net income attributable to common shareholders.
Income Taxes
The provision for income taxes was $106.9 million and $159.7 million for the years ended December 31, 2020 and 2019, respectively, representing effective tax rates ("ETR") of 20.2% and 22.9%, respectively. In 2019, there was a change in the estimated liability associated with the transition tax from the Act; excluding the $4.3 million benefit from this change in estimate, the ETR was 23.5%. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our ETR.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $402.5 million for the year, or $7.70 per diluted common share, compared with $534.4 million for 2019, or $10.87 per diluted common share. The July 2019 issuance of 5.7 million shares in conjunction with the HFF acquisition increased the weighted average shares outstanding in 2020, compared with 2019, impacting earnings per share. Adjusted EBITDA decreased 24% from the prior year to $859.6 million in 2020. Net income margin attributable to common shareholders was 4.5% in 2020, down from 5.3% in the prior year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.0% in USD for 2020 (13.9% in local currency), compared with 15.6% last year. The 160 basis-point net reduction was driven by (i) lower transaction-based revenues in RES, (ii) the year-over-year differential in LaSalle incentive fees and equity earnings and (iii) the non-cash charge to increase loan loss credit reserves, partially offset by savings from cost mitigation actions.
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
For segment reporting, (i) gross contract costs and (ii) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining "fee revenue". Gross contract costs are excluded from operating expenses in determining "fee-based operating expenses". In addition, our measure of segment results, Segment income, excludes Restructuring and acquisition charges.

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$10,005.2	10,578.9	(573.7)	(5)%	(5)%
Reimbursements	(5,643.5)	(5,857.8)	214.3	(4)	(3)
Revenue before reimbursements	$4,361.7	4,721.1	(359.4)	(8%)	(7%)
Gross contract costs	(842.5)	(800.2)	(42.3)	5	7
Net non-cash MSR and mortgage banking derivative activity	(66.6)	(21.2)	(45.4)	n.m.	n.m.
Fee revenue	$3,452.6	3,899.7	(447.1)	(11)%	(11)%
Leasing	1,403.7	1,912.1	(508.4)	(27)	(26)
Capital Markets	881.3	888.7	(7.4)	(1)	(1)
Property & Facility Management	592.5	484.2	108.3	22	23
Project & Development Services	376.4	412.0	(35.6)	(9)	(8)
Advisory, Consulting and Other	198.7	202.7	(4.0)	(2)	(1)
Compensation, operating and administrative expenses excluding gross contract costs	2,831.9	3,183.0	(351.1)	(11)	(11)
Depreciation and amortization	151.4	126.5	24.9	20	20
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	2,983.3	3,309.5	(326.2)	(10)	(9)
Gross contract costs	842.5	800.2	42.3	5	7
Segment operating expenses, excluding reimbursed expenses	$3,825.8	4,109.7	(283.9)	(7)%	(6)%
Equity earnings	$19.0	1.7	17.3	n.m.	n.m.
Segment income	$554.9	613.1	(58.2)	(9)%	(9)%
Adjusted EBITDA	$626.6	719.4	(92.8)	(13)%	(13)%
Americas transaction-based service lines were negatively affected by the pandemic. While U.S. Leasing revenue reflected a substantial decrease in office volumes (office gross absorption down 47% compared with 2019, according to JLL Research), the industrial sector achieved significant growth. Full-year Capital Markets included $211.5 million of incremental revenue contributions in the first half of 2020 from HFF ($216.6 million of fee revenue) with organic fee revenue down 25% for the year. Lower investment sales and debt placement activity drove this organic decline, partially offset by notable growth in multifamily origination and servicing fees. Property & Facility Management achieved significant revenue and fee revenue growth for the year driven by new property management and Corporate Solutions clients as well as expansions of existing Corporate Solutions client relationships.
The decrease in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses, compared with 2019, was primarily due to the decline in revenue-related expenses and an estimated $153 million of non-permanent cost savings achieved in 2020.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 18.1% in USD and local currency in 2020, compared with 18.4% in 2019. The modest margin contraction was attributable to the decline in transaction-based revenue, largely offset by cost mitigation actions and growth in Property & Facility Management fee revenue.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$3,092.8	3,470.7	(377.9)	(11)%	(12)%
Reimbursements	(708.3)	(709.7)	1.4	—	(1)
Revenue before reimbursements	$2,384.5	2,761.0	(376.5)	(14%)	(15%)
Gross contract costs	(1,005.0)	(1,104.2)	99.2	(9)	(10)
Fee revenue	$1,379.5	1,656.8	(277.3)	(17)%	(18)%
Leasing	239.2	295.7	(56.5)	(19)	(21)
Capital Markets	313.7	391.5	(77.8)	(20)	(22)
Property & Facility Management	302.8	393.1	(90.3)	(23)	(23)
Project & Development Services	276.0	297.2	(21.2)	(7)	(8)
Advisory, Consulting and Other	247.8	279.3	(31.5)	(11)	(12)
Compensation, operating and administrative expenses excluding gross contract costs	1,355.5	1,566.7	(211.2)	(13)	(14)
Depreciation and amortization	40.0	43.1	(3.1)	(7)	(8)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,395.5	1,609.8	(214.3)	(13)	(14)
Gross contract costs	1,005.0	1,104.2	(99.2)	(9)	(10)
Segment operating expenses, excluding reimbursed expenses	$2,400.5	2,714.0	(313.5)	(12)%	(12)%
Equity losses	$—	(1.0)	1.0	n.m.	n.m.
Segment (loss) income	$(16.0)	46.0	(62.0)	n.m.	n.m.
Adjusted EBITDA	$27.3	91.7	(64.4)	(70)%	(79)%
EMEA's revenue and fee revenue were significantly impacted by the pandemic in 2020. Capital Markets revenue declines were most pronounced in the second and third quarters of 2020, compared with the prior-year quarters; several geographies, including the UK, reflected resiliency and some recovery during the fourth quarter. While depressed office market volumes drove lower Leasing revenue, strength in the industrial sector partially offset this impact. The year-over-year decline in Property & Facility Management fee revenue was primarily driven by (i) approximately $52 million of lower fee revenue in our UK mobile engineering business, largely the result of pandemic-driven work delays from client office closures, and (ii) the absence of approximately $30 million of prior-year fee revenue relating to property management businesses in continental Europe that were sold in late 2019. Geographically across service lines, lower fee revenue was most notable in the UK, Germany and France.
The decrease in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses was primarily due to lower revenue-related expenses and nearly $70 million of non-permanent cost savings, including benefits recognized as reductions to operating expenses from various government COVID-related programs.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 2.0% in USD for the year (1.4% in local currency), compared with 5.5% in 2019. The decline in Segment income and Adjusted EBITDA as well as the margin contraction were driven by lower transaction-based revenue and losses on certain contracts, partially offset by cost mitigation actions and a net reduction to the allowance for bad debts.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$3,070.1	3,407.5	(337.4)	(10)%	(10)%
Reimbursements	(1,333.2)	(1,377.2)	44.0	(3)	(3)
Revenue before reimbursements	$1,736.9	2,030.3	(293.4)	(14%)	(14%)
Gross contract costs	(839.4)	(950.5)	111.1	(12)	(11)
Fee revenue	$897.5	1,079.8	(182.3)	(17)%	(17)%
Leasing	174.9	247.9	(73.0)	(29)	(30)
Capital Markets	114.2	197.3	(83.1)	(42)	(43)
Property & Facility Management	304.2	304.5	(0.3)	—	—
Project & Development Services	123.7	151.8	(28.1)	(19)	(18)
Advisory, Consulting and Other	180.5	178.3	2.2	1	1
Compensation, operating and administrative expenses excluding gross contract costs	754.7	926.1	(171.4)	(19)	(18)
Depreciation and amortization	27.8	26.4	1.4	5	6
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	782.5	952.5	(170.0)	(18)	(18)
Gross contract costs	839.4	950.5	(111.1)	(12)	(11)
Segment operating expenses, excluding reimbursed expenses	$1,621.9	1,903.0	(281.1)	(15)%	(14)%
Equity earnings	$1.4	2.3	(0.9)	(39)%	(38)%
Segment income	$116.4	129.6	(13.2)	(10)%	(12)%
Adjusted EBITDA	$144.9	155.5	(10.6)	(7)%	(9)%
Consistent with the other geographic segments, Asia Pacific's transaction-based revenue was meaningfully impacted by the pandemic. Capital Markets revenue declines were most prominent in Singapore, Greater China and Japan, reflecting a significant decline in market volumes and shift in deal activity away from large transactions. Lower Leasing fee revenue was largely due to declines in office leasing volumes, notably in Greater China, Australia and India. Pandemic-driven office closures and work stoppages throughout 2020 resulted in delays to project activity within Project & Development Services. By contrast, resiliency in Property & Facility Management was driven by property management and Corporate Solutions teams, who partnered with new and existing clients to execute on enhanced facilities management in an increasingly complex environment brought on by the pandemic.
The decrease in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses was primarily attributable to lower revenue-related expenses and approximately $96 million of non-permanent cost savings, including over $50 million from government COVID-related programs.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 16.1% in USD for 2020 (15.9% in local currency), compared with 14.4% in 2019. The margin expansion reflected the non-permanent cost savings noted above partially offset by the decline in transaction-based revenue.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2020	2019	U.S. dollars		Currency
Revenue	$421.8	526.1	(104.3)	(20)%	(20)%
Reimbursements	(4.8)	(7.9)	3.1	(39)	(40)
Revenue before reimbursements	$417.0	518.2	(101.2)	(20)%	(20)%
Gross contract costs	(16.3)	(15.3)	(1.0)	7	7
Fee revenue	$400.7	502.9	(102.2)	(20)%	(21)%
Advisory fees	320.7	314.2	6.5	2	1
Transaction fees & other	38.5	50.3	(11.8)	(23)	(24)
Incentive fees	41.5	138.4	(96.9)	(70)	(70)
Compensation, operating and administrative expenses excluding gross contract costs	326.9	382.4	(55.5)	(15)	(15)
Depreciation and amortization	7.2	6.4	0.8	13	13
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	334.1	388.8	(54.7)	(14)	(15)
Gross contract costs	16.3	15.3	1.0	7	7
Segment operating expenses, excluding reimbursed expenses	$350.4	404.1	(53.7)	(13)%	(14)%
Equity (losses) earnings	$(12.4)	33.3	(45.7)	n.m.	n.m.
Segment income	$54.2	147.4	(93.2)	(63)%	(64)%
Adjusted EBITDA	$60.8	150.4	(89.6)	(60)%	(60)%
Compared with 2019, expected lower incentive fees substantially drove the decline in LaSalle revenue and fee revenue. The prior year achieved the second highest incentive fee performance of the previous decade, following only 2018. Incentive fees in both years were driven by real estate dispositions on behalf of clients, primarily in Asia Pacific and North America. Stable advisory fee performance reflected strong private equity capital raising over the year, which more than offset limited valuation declines in assets under management ("AUM").
As a direct result of the pandemic's expected impact on real estate prices, we recognized equity losses this year to reflect decreases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio. This drove the majority of the decline in equity earnings, compared with 2019. In addition, over 40% of the decline was attributable to a lower year-over-year increase in the share price of a co-investment in a LaSalle publicly traded real estate investment trust in Japan.
The year-over-year decrease in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses, was driven by (i) a decrease in the current portion of variable compensation expense related to the decline in incentive fees and (ii) the impact of cost mitigation actions, partially offset by higher deferred compensation expense related to the exceptional incentive fee performance in prior years.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 15.2% in USD (15.1% in local currency) for 2020, compared with 29.9% in 2019. The margin decline was primarily attributable to the change in equity earnings (approximately three-quarters of the margin contraction) and expected lower incentive fees.
As of December 31, 2020, LaSalle had $68.9 billion of AUM, an increase of 2% in USD (down 1% in local currency) from $67.6 billion as of December 31, 2019. The net increase in AUM during the year resulted from (i) $10.1 billion of acquisitions and (ii) $1.8 billion of foreign currency increases, partially offset by (iii) $10.2 billion of dispositions and withdrawals and (iv) $0.4 billion of net valuation decreases.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Operating activities provided a record $1,114.7 million of cash in 2020, compared with $483.8 million in 2019. The substantial increase in cash flows from operating activities was driven by strong cash collection on receivables, participation in government COVID-related programs this year (including payment deferral opportunities for government cash obligations) and lower cash taxes paid in 2020, compared with 2019. These items were partially offset by lower net income this year as well as increased annual incentive compensation paid in the first quarter of 2020 compared with 2019.
Cash Flows from Investing Activities
We used $170.6 million of cash for investing activities during 2020, compared with $1,049.7 million used in 2019. The significant decrease in cash used was primarily driven by an absence of business acquisitions in 2020 (HFF, Inc. was acquired in July 2019) and a decrease in net acquisitions of investment properties (less than wholly-owned) this year. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $771.2 million of cash during 2020, compared with $584.6 million provided by financing activities during 2019. The significant year-over-year change in cash flows from financing activities is substantially driven by $525.0 million of net repayments on our Facility this year, compared with $525.0 million of net borrowings in 2019, reflecting outstanding operating cash flows generated during 2020 and cash consideration needs in 2019 for acquisitions, respectively.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of December 31, 2020, we had no outstanding borrowings under the Facility and outstanding letters of credit of $0.7 million. As of December 31, 2019, we had $525.0 million of outstanding borrowings under the Facility and outstanding letters of credit of $0.8 million. The average outstanding borrowings under the Facility were $865.1 million and $851.6 million during the years ended December 31, 2020 and 2019, respectively.
In addition to our Facility, we had the capacity to borrow up to an additional $64.7 million under local overdraft facilities as of December 31, 2020. We had Short-term borrowings (including capital lease obligations, overdrawn bank accounts and local overdraft facilities) of $62.0 million and $120.1 million as of December 31, 2020 and 2019, respectively, of which $12.0 million and $44.8 million as of December 31, 2020 and 2019, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions. See Note 10, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our Facility, Short-term borrowings and Long-term debt.
Investment Activity
As of December 31, 2020, we had $430.8 million of total Investments in real estate ventures, primarily related to LaSalle co-investments. In addition, since 2018, we have invested in a number of early-stage proptech (property technology) companies through our JLL Spark Global Venture funds. In 2020 and 2019, funding of investments exceeded returns of capital by $38.8 million and $23.9 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients across the globe as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by our JLL Spark funds.
See Note 5, Investments in Real Estate Ventures, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our co-investment activity.
Share Repurchases
On October 31, 2019, our Board of Directors approved a new share repurchase program (the "Program") authorizing the repurchase of up to $200.0 million of our common stock in the open market and privately negotiated transactions. During the year ended December 31, 2020 we repurchased nearly 897,000 shares for $100.0 million. As of December 31, 2020, $100.0 million remained authorized for repurchases under the Program. There were no shares repurchased in 2019.

Capital Expenditures
Capital expenditures, excluding those made by a consolidated VIE in which we held no equity interest, were $149.4 million and $187.8 million in 2020 and 2019, respectively. Our capital expenditures are primarily for purchased and developed software, computer hardware and improvements to leased office space. The decrease of capital expenditures compared with 2019 is primarily due to lower computer hardware and software expenditures, reflecting cash preservation decisions we made during the pandemic.
In addition, property acquisitions and capital expenditures, net of proceeds from distributions, made by consolidated VIEs in which we hold no direct equity interest were net proceeds of $1.0 million in 2020 and net acquisitions of $79.2 million in 2019, primarily to acquire real estate. Refer to Note 5, Investments in Real Estate Ventures, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our consolidated VIE investments.
Business Acquisitions
In 2020, we paid $67.7 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years. This activity is included in cash flows from operating and financing activities. The net cash paid for acquisitions compares with $906.0 million paid in 2019, predominantly for the HFF acquisition.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $32.2 million and $50.1 million on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2020, we had $85.7 million accrued for potential earn-out payments, of a potential maximum of $199.2 million (undiscounted), subject to the achievement of certain performance conditions. These earn-outs will come due at various times over the next five years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth. Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2020 and 2019, we had total Cash and cash equivalents of $574.3 million and $451.9 million, respectively, of which approximately $445.2 million and $385.4 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 4% and 5% of our total assets as of December 31, 2020 and 2019, respectively.

Contractual Obligations
We have obligations and commitments to make future payments under contracts in the normal course of business. The following table summarizes our minimum contractual obligations as of December 31, 2020.

(in millions)	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
1. Debt obligations	$761.2	56.8	275.0	—	429.4
2. Interest on debt obligations	90.6	21.3	28.5	17.9	22.9
3. Business acquisition obligations	32.2	14.6	13.0	4.6	—
4. Lease obligations	963.0	191.6	284.3	193.4	293.7
5. Deferred compensation	54.3	15.2	28.9	10.2	—
6. Defined benefit plan obligations	162.0	14.7	30.6	32.1	84.6
7. Vendor and other purchase obligations	187.6	82.6	87.7	17.3	—
Total	$2,250.9	396.8	748.0	275.5	830.6
1. Debt Obligations. As of December 31, 2020, we had no outstanding borrowings under our Facility; we had outstanding borrowings of $12.0 million under our local overdraft facilities and $44.8 million related to overdrawn bank accounts. We had the ability to borrow up to $2.75 billion on the Facility with a maturity date in 2023. We had the capacity to borrow up to an additional $64.7 million under local overdraft facilities. In addition, we had $275.0 million of Notes due November 2022 and €350.0 million of Euro Notes, with €175.0 million of the Euro Notes due June 2027 and June 2029, respectively.
2. Interest on Debt Obligations. Our debt obligations incur interest charges primarily at variable rates. For purposes of preparing an estimated projection of interest on debt obligations for this table, we have estimated our future interest payments based on our borrowing rates and amounts outstanding as of December 31, 2020 and assuming each of our debt obligations is held to maturity. As of December 31, 2020, the annual interest rate on our Notes was 4.4%. As of December 31, 2020, the annual interest rates on our Euro Notes were 1.96% and 2.21% for the 10-year and 12-year notes, respectively.
3. Business Acquisition Obligations. Our business acquisition obligations represent payments to sellers of businesses for acquisitions closed as of December 31, 2020, with the only condition on those payments being the passage of time.
The contractual obligations table above does not include possible contingent earn-out payments associated with our acquisitions. As of December 31, 2020, we had the potential to make earn-out payments on 35 acquisitions subject to the achievement of certain performance conditions. The maximum amount of the potential earn-out payments was $199.2 million as of December 31, 2020. We anticipate these earn-out payments will come due at various times over the next five years assuming the achievement of the applicable performance conditions.
4. Lease Obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2020 was $19.4 million.
5. Deferred Compensation. Deferred compensation obligations in the table above represent payments expected to be made pursuant to long-term deferred compensation plans and are inclusive of amounts attributable to service conditions satisfied as of December 31, 2020, as well as service conditions expected to be satisfied in future periods.
The contractual obligations table above does not include a provision for deferred compensation plans, predominantly in the U.S., that allow employees to defer portions of their compensation. Generally, we invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. Such plans are recorded on the Consolidated Balance Sheets as of December 31, 2020 as Deferred compensation plan assets of $446.3 million and long-term deferred compensation liabilities, included in Deferred compensation, of $427.6 million.

6. Defined Benefit Plan Obligations. The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans over the next ten years. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $8.4 million to our defined benefit pension plans in 2021.
7. Vendor and Other Purchase Obligations. Our other purchase obligations primarily relate to various information technology servicing agreements, telephone communications and other administrative support functions.
Other/Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments totaling a maximum of $320.7 million as of December 31, 2020. We are not able to predict if, when, or in what amounts such capital calls will be made, and therefore we exclude such commitments from the above table.
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2020, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
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
Goodwill impairment analysis for the Europe, Middle East, and Africa reporting unit
As described in Notes 2 and 4 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The goodwill balance was $4,224.7 million as of December 31, 2020, of which $959.7 million related to the Europe, Middle East, and Africa (EMEA) reporting unit.
We identified the evaluation of the quantitative goodwill impairment analysis for the EMEA reporting unit as a critical audit matter. The estimated fair value of the EMEA reporting unit required the evaluation of a discounted cash flow model. Our evaluation of the discounted cash flow model required us to assess assumptions that are determined based on especially subjective judgment. Specifically, the forecasted revenue growth rates, forecasted profitability margins, and the discount rate assumption used to calculate the fair value of the reporting unit were challenging to test as changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting unit, forecasted revenue growth rates, forecasted profitability margins, and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted profitability margins for the EMEA reporting unit, by comparing these assumptions to current and historical performance and analysts’ revenue growth and profitability margin expectations for the Company and its peer companies. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in the following:
–evaluating the discount rate used in the discounted cash flow model, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
–researching analysts’ expectations of the forecasted revenue growth rates and forecasted profitability margins for the Company and its peer companies, to assist in evaluating these assumptions
–developing an estimate of the EMEA reporting unit’s fair value using the reporting unit’s cash flow assumptions, and an independently developed discount rate range, and comparing the result of our estimate of fair value to the Company’s fair value estimate.
Sufficiency of audit evidence over income taxes
As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $106.9 million for the year ended December 31, 2020 based on local tax rules and regulations for the tax jurisdictions in which they operate. The Company has operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S.
We identified the evaluation of the sufficiency of audit evidence over income tax expense as a critical audit matter. The Company’s global tax structure adds complexity that required subjective auditor judgment to evaluate the sufficiency of audit of evidence obtained. This required the involvement of domestic and international tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process, including controls over the amounts recorded. We applied auditor judgment to determine the nature and extent of procedures to be performed over income tax expense. For certain taxing jurisdictions, we analyzed supporting documentation for the provision for income taxes. In addition, we involved tax professionals with specialized skills and knowledge who evaluated certain of the Company’s interpretations and applications of the tax rules and regulations. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over income tax expense, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.

Chicago, Illinois
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and related notes (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 18, 2021

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$574.3	451.9
Trade receivables, net of allowance of $66.5 and $68.1	1,636.1	2,034.3
Notes and other receivables	469.9	472.8
Reimbursable receivables	1,461.3	1,671.2
Warehouse receivables	1,529.2	527.1
Short-term contract assets, net of allowance of $1.8 and n/a	265.8	333.4
Prepaid & other	517.1	377.9
Total current assets	6,453.7	5,868.6
Property and equipment, net of accumulated depreciation of $806.2 and $660.7	663.9	701.9
Operating lease right-of-use assets	707.4	804.4
Goodwill	4,224.7	4,168.2
Identified intangibles, net of accumulated amortization of $295.3 and $214.8	679.8	682.6
Investments in real estate ventures, including $340.3 and $328.6 at fair value	430.8	404.2
Long-term receivables	231.1	250.2
Deferred tax assets, net	296.5	245.4
Deferred compensation plan	446.3	349.9
Other	182.3	197.2
Total assets	$14,316.5	13,672.6
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,229.8	1,289.4
Reimbursable payables	1,154.5	1,245.8
Accrued compensation & benefits	1,433.2	1,729.2
Short-term borrowings	62.0	120.1
Short-term contract liabilities and deferred income	192.9	158.8
Short-term acquisition-related obligations	91.7	74.4
Warehouse facilities	1,498.4	515.9
Short-term operating lease liabilities	165.7	153.4
Other	299.6	203.2
Total current liabilities	6,127.8	5,490.2
Credit facility, net of debt issuance costs of $8.7 and $12.3	(8.7)	512.7
Long-term debt, net of debt issuance costs of $2.5 and $3.1	702.0	664.6
Deferred tax liabilities, net	120.0	106.0
Deferred compensation	450.0	374.3
Long-term acquisition-related obligations	26.2	124.1
Long-term operating lease liabilities	683.9	751.2
Other	597.5	436.2
Total liabilities	8,698.7	8,459.3
Redeemable noncontrolling interest	7.8	8.6
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 51,970,307 and 51,549,654 shares issued; 51,105,417 and 51,549,654 outstanding	0.5	0.5
Additional paid-in capital	2,023.3	1,962.8
Retained earnings	3,975.9	3,588.3
Treasury stock, at cost, 864,890 and - shares	(96.1)	—
Shares held in trust	(5.6)	(5.7)
Accumulated other comprehensive loss	(377.2)	(427.8)
Total Company shareholders' equity	5,520.8	5,118.1
Noncontrolling interest	89.2	86.6
Total equity	5,610.0	5,204.7
Total liabilities, redeemable noncontrolling interest and equity	$14,316.5	13,672.6
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share and per share data)	2020	2019	2018
Revenue:
Revenue before reimbursements	$8,900.1	10,030.6	9,089.5
Reimbursements	7,689.8	7,952.6	7,228.9
Total revenue	$16,589.9	17,983.2	16,318.4
Operating expenses:
Compensation and benefits	$5,268.8	5,812.7	5,206.8
Operating, administrative and other	2,703.4	3,115.7	2,950.9
Reimbursed expenses	7,689.8	7,952.6	7,228.9
Depreciation and amortization	226.4	202.4	186.1
Restructuring and acquisition charges	142.4	184.4	38.8
Total operating expenses	$16,030.8	17,267.8	15,611.5
Operating income	$559.1	715.4	706.9
Interest expense, net of interest income	52.8	56.4	51.1
Equity earnings	8.0	36.3	32.8
Other income	15.3	2.3	17.4
Income before income taxes and noncontrolling interest	529.6	697.6	706.0
Provision for income taxes	106.9	159.7	214.3
Net income	422.7	537.9	491.7
Net income attributable to noncontrolling interest	20.2	2.6	7.2
Net income attributable to the Company	402.5	535.3	484.5
Dividends on unvested common stock, net of tax benefit	—	0.9	0.4
Net income attributable to common shareholders	$402.5	534.4	484.1
Basic earnings per common share	$7.79	10.98	10.64
Basic weighted average shares outstanding (in 000's)	51,683	48,647	45,517
Diluted earnings per common share	$7.70	10.87	10.54
Diluted weighted average shares outstanding (in 000's)	52,282	49,154	45,931
Net income attributable to the Company	$402.5	535.3	484.5
Change in pension liabilities, net of tax	(9.2)	(14.6)	3.1
Foreign currency translation adjustments	59.8	43.0	(118.2)
Comprehensive income attributable to the Company	$453.1	563.7	369.4
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in millions, except share and per share data)	Company Shareholders' Equity

	Common Stock		Additional		Shares
	Shares Outstanding	Amount	Paid-In	Retained	Held	Treasury			Total
			Capital	Earnings	in Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2017	45,373,817	$0.5	1,037.6	2,649.0	(5.9)	—	(341.1)	38.1	$3,378.2
Net income	—	—	—	484.5	—	—	—	7.2	491.7
Shares issued under stock compensation programs	308,843	—	2.9	—	—	—	—	—	2.9
Shares repurchased for payment of taxes on stock awards	(83,242)	—	(12.4)	—	—	—	—	—	(12.4)
Amortization of stock-based compensation	—	—	26.8	—	—	—	—	—	26.8
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Dividends paid, $0.82 per share	—	—	—	(37.8)	—	—	—	—	(37.8)
Change in pension liabilities, net of tax	—	—	—	—	—	—	3.1	—	3.1
Foreign currency translation adjustments	—	—	—	—	—	—	(118.2)	—	(118.2)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(2.3)	(2.3)
Acquisition of redeemable noncontrolling interest	—	—	2.4	—	—	—	—	—	2.4
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	—	(456.2)	43.0	$3,734.5
Net income (3)	—	—	—	535.3	—	—	—	2.4	537.7
Shares issued under stock-based compensation programs	301,670	—	3.7	—	—	—	—	—	3.7
Acquisition of HFF	5,733,603	—	841.2	—	—	—	—	—	841.2
Shares repurchased for payment of taxes on stock-based compensation	(85,037)	—	(13.6)	—	—	—	—	—	(13.6)
Amortization of stock-based compensation	—	—	74.2	—	—	—	—	—	74.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Dividends paid, $0.86 per share	—	—	—	(42.7)	—	—	—	—	(42.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(14.6)	—	(14.6)
Foreign currency translation adjustments	—	—	—	—	—	—	43.0	—	43.0
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	41.2	41.2
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income (3)	—	—	—	402.5	—	—	—	20.5	423.0
Shares issued under stock-based compensation programs	632,638	—	0.2	—	—	3.9	—	—	4.1
Shares repurchased for payment of taxes on stock-based compensation	(179,938)	—	(23.5)	—	—	—	—	—	(23.5)
Amortization of stock-based compensation	—	—	83.8	—	—	—	—	—	83.8
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(896,937)	—	—	—	—	(100.0)	—	—	(100.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(9.2)	—	(9.2)
Foreign currency translation adjustments	—	—	—	—	—	—	59.8	—	59.8
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.9)	(17.9)
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.3) million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$422.7	537.9	491.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	226.4	202.4	186.1
Equity earnings	(8.0)	(36.3)	(32.8)
Loss (gain) on the disposition of assets	1.2	0.9	(12.9)
Distributions of earnings from real estate ventures	11.7	21.0	59.5
Provision for loss on receivables and other assets	45.6	30.8	18.8
Amortization of stock-based compensation	83.8	74.2	26.8
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(66.6)	(21.2)	(8.3)
Accretion of interest and amortization of debt issuance costs	5.1	5.3	4.9
Other, net	(27.1)	11.3	(10.0)
Change in:
Receivables	414.3	(330.0)	(229.5)
Reimbursable receivables and reimbursable payables	122.2	26.2	(215.6)
Prepaid expenses and other assets	(32.9)	(110.0)	(229.2)
Deferred tax assets, net	(37.1)	(18.7)	(25.2)
Accounts payable and accrued liabilities	177.1	(64.7)	372.4
Accrued compensation	(223.7)	154.7	207.4
Net cash provided by operating activities	1,114.7	483.8	604.1
Cash flows from investing activities:
Net capital additions – property and equipment	(149.4)	(187.8)	(161.9)
Net investment asset activity (less than wholly-owned)	1.0	(79.2)	(14.3)
Business acquisitions, net of cash acquired	—	(801.3)	(101.3)
Capital contributions to real estate ventures	(80.3)	(137.7)	(58.8)
Distributions of capital from real estate ventures	41.5	113.8	51.9
Other, net	16.6	42.5	4.0
Net cash used in investing activities	(170.6)	(1,049.7)	(280.4)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	5,217.0	5,864.0	3,145.0
Repayments of borrowings under credit facility	(5,742.0)	(5,339.0)	(3,145.0)
Net (repayments of) proceeds from short-term borrowings	(64.3)	86.8	(41.4)
Payments of deferred business acquisition obligations and earn-outs	(44.4)	(77.3)	(57.1)
Shares repurchased for payment of employee taxes on stock awards	(23.5)	(13.6)	(12.4)
Repurchase of common stock	(100.0)	—	—
Payment of dividends	—	(42.7)	(37.8)
Noncontrolling interest (distributions) contributions, net	(0.9)	40.6	3.6
Other, net	(13.1)	65.8	3.8
Net cash (used in) provided by financing activities	(771.2)	584.6	(141.3)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	14.8	(0.8)	(19.9)
Net change in cash, cash equivalents and restricted cash	187.7	17.9	162.5
Cash, cash equivalents and restricted cash, beginning of the year	652.1	634.2	471.7
Cash, cash equivalents and restricted cash, end of the year	$839.8	652.1	634.2
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the year	$200.2	153.3	203.7
Restricted cash, end of the year	265.5	200.2	153.3
Cash paid during the year for:
Interest	$50.2	58.5	49.2
Income taxes, net of refunds	138.5	280.8	153.4
Operating leases	191.4	171.2	n/a
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	846.1	11.6
Deferred business acquisition obligations	—	17.0	3.9
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and nearly 91,000 employees, including approximately 41,100 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of approximately 5.4 billion square feet worldwide as of December 31, 2020. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with $68.9 billion of assets under management (unaudited) as of December 31, 2020.
The following table shows our revenue by service line.

	Year Ended December 31,
(in millions)	2020	2019	2018
Real Estate Services:
Leasing	$1,884.2	2,524.0	2,372.1
Capital Markets	1,407.4	1,542.2	1,145.4
Property & Facility Management	9,485.4	9,364.7	8,782.8
Project & Development Services	2,530.1	3,121.5	2,669.0
Advisory, Consulting and Other	861.0	904.7	815.2
LaSalle	421.8	526.1	533.9
Total revenue	$16,589.9	17,983.2	16,318.4
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
Changes in amounts attributable to non-redeemable noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2017	$3.8
Acquisition of redeemable noncontrolling interest (1)	(3.8)
Redeemable noncontrolling interests as of December 31, 2018	—
Business acquisition (2)	8.4
Net income	0.2
Redeemable noncontrolling interests as of December 31, 2019	8.6
Net loss	(0.3)
Distribution to redeemable noncontrolling interest	(0.5)
Redeemable noncontrolling interests as of December 31, 2020	$7.8
(1) Reflects our redemption of a portion of the redeemable noncontrolling interest related to our Tenzing AB acquisition and includes $2.3 million, representing the difference between the redemption value and the carrying value of the acquired interest in 2018.
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

Revenue Recognition
We earn revenue from the following:
•Leasing;
•Capital Markets;
•Property & Facility Management;
•Project & Development Services;
•Advisory, Consulting and Other; and
•LaSalle.
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
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancings. Our performance obligation is to facilitate the execution of capital transactions, and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as activities related to mortgage servicing rights ("MSR" or "MSRs"), loan origination fees and servicing income - are excluded from the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, ("ASC Topic 606"). Such out-of-scope revenue was included entirely within Americas Capital Markets and is presented below.

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue excluded from scope of ASC Topic 606	$305.3	204.6	135.8
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
LaSalle
LaSalle provides real estate investment management services to clients and generally earns consideration in the form of advisory fees, transaction fees and incentive fees. Typically, our performance obligation is to manage clients’ capital for a specified period of time and is delivered as a series of daily performance obligations over time. Revenue recognition for transaction and incentive fees is generally constrained until all contingencies have cleared due to the possibility of a significant reversal until completion of the events necessary to realize the associated consideration. Substantially all incentive fees recognized as revenue were previously constrained.
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
Contract Assets and Liabilities
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

Contract liabilities include advance payments we have received which relate to performance obligations we have not yet satisfied. Our contract assets, net of allowance, are included in Short-term contract assets and Other assets and our contract liabilities are included in Short-term contract liabilities and deferred income on our Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days.
Detail of our contract assets and liabilities is presented below.

(in millions)	December 31, 2020	December 31, 2019
Contract assets, gross	$347.8	419.3
Allowance for contract assets	(2.1)	n/a
Contract assets, net	$345.7	419.3

Contract liabilities	$111.0	87.7
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations represented approximately 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as property and facility management contracts and LaSalle advisory contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $460.1 million and $586.6 million as of December 31, 2020 and 2019, respectively.
We estimate an allowance to provide for uncollectible accounts receivable, which is applied upon recognition of the receivable. We base this estimate on historical experience combined with a review of the receivable aging, current and expected economic conditions, and client credit quality. Our estimate also includes specifically identified amounts for which payment has become unlikely. As trade receivables are due within one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, we will monitor economic conditions on a quarterly basis to determine if any adjustments are deemed necessary. After all collection efforts have been exhausted by management, the outstanding balance considered not collectible is written off against the allowance.

The following table details the changes in the allowance for uncollectible receivables.

(in millions)	2020	2019	2018
Allowance as of January 1,(1)	$71.7	52.0	51.3
Charged to income	24.3	30.8	18.8
Write-off of uncollectible receivables	(29.5)	(13.8)	(13.9)
Impact of exchange rate movements and other	—	(0.9)	(4.2)
Allowance as of December 31,	$66.5	68.1	52.0
(1) January 1, 2020 includes $3.6 million adjustment due to adoption of ASC Topic 326. Refer to the "New Accounting Standards" section below for further detail.
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
We generally retain certain servicing rights upon sale of the mortgage loan (refer to the Mortgage Servicing Rights section below). We typically retain no exposure for credit losses on loans subsequent to sale, except for loans under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program. See the following section, Financial Guarantees, as well as Note 13, Commitments and Contingencies, for additional information on the risk of loss retained related to DUS program loans.
Contractually specified servicing fees related to sold warehouse receivables were $80.0 million, $63.0 million and $49.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae DUS program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. As of December 31, 2020, the loan loss guarantee reserve was $36.7 million and was included within Other liabilities on the Consolidated Balance Sheets. This balance reflected a notable increase from our opening balance (included in the New Accounting Standards section below) as a result of incorporating into our model, economic conditions and projections related to the COVID-19 pandemic.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) is separate from the loan loss guarantee reserve discussed above. As of December 31, 2020 and 2019, loss-sharing guarantee obligations were $22.1 million and $20.6 million, respectively, and are included in Other liabilities on the Consolidated Balance Sheets.
See Note 13, Commitments and Contingencies, for further information on the DUS program.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2020 and 2019, we had $424.3 million and $376.4 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets.
We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights (generally only during the last six months of loan term given the punitive contractual terms of any earlier prepayment), there have been no significant instances of impairment during the three-year period ended December 31, 2020. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights are determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $459.6 million and $423.7 million as of December 31, 2020 and 2019, respectively.
See Note 4, Business Combinations, Goodwill and Other Intangible Assets for additional information on MSRs.
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
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2020.

We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $169.3 million, $157.6 million, and $156.5 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2020, for each of these asset categories.

	December 31,
($ in millions)	2020	2019	Depreciable Life
Furniture, fixtures and equipment	$127.9	115.4	3 to 13 years
Computer equipment and software	829.8	752.9	3 to 10 years
Leasehold improvements	352.4	308.6	1 to 10 years
Other (1)	160.0	185.7	2 to 30 years
Total	1,470.1	1,362.6
Less: Accumulated depreciation	806.2	660.7
Net property and equipment	$663.9	701.9
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
We evaluate goodwill for impairment at least annually. We define our four reporting units as the three geographic regions of RES (i) Americas, (ii) Europe, Middle East and Africa ("EMEA") and (iii) Asia Pacific; and (iv) LaSalle.
We have considered qualitative and quantitative factors while performing our annual impairment test of goodwill (as of July 1, 2020) and determined it is not more-likely-than-not that the fair value of our Americas, Asia Pacific, and LaSalle reporting units are less than their carrying values. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets. With respect to our EMEA reporting unit, we performed Step 1 of the goodwill impairment analysis during our 2020 annual impairment test, which indicated the estimated fair value exceeded the carrying value by over 20%. In performing Step 1, we relied on the discounted cash flow (“DCF”) method, an income approach, in determining the estimated fair value. Our DCF analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin, and the discount rate used to present value the estimated future cash flows.
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
See Note 4, Business Combinations, Goodwill and Other Intangible Assets, for additional information on business combinations, goodwill and other intangible assets.

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
In addition to our LaSalle investments, we invest, primarily through the JLL Spark Global Venture funds, in property technology funds and early-stage companies to improve our strategic position within the real estate technology landscape. We generally account for these investments at fair value. The fair value of these investments was $69.9 million and $42.9 million as of December 31, 2020, and 2019, respectively.
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
See Note 5, Investments in Real Estate Ventures and Note 9, Fair Value Measurements for additional information on Investments in real estate ventures.

Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") is an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and performance measures. All PSUs contain one or more performance conditions, such as a pre-defined target based on the Company’s cumulative earnings per share over a multi-year period. For certain executives there is an additional performance measure, a market condition, based on total shareholder return ("TSR") against a peer group. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 150% of the target award, depending on the achievement of each performance condition. We determine the fair value of PSUs based on the (i) closing market price of our common stock on the grant date taking, (ii) the achievement probability for each performance condition, and (iii) the market condition valuation, as applicable, based on the output of Monte Carlo simulations. We periodically assess the achievement probability for performance conditions. As of December 31, 2020, less than 3% of unvested shares were subject to a market condition.
Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the Jones Lang LaSalle 2019 Stock Award and Incentive Plan ("SAIP"), are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions require acceleration of compensation expense such that all expense is recognized by the time these employees are considered retirement eligible.
We do not estimate forfeitures; instead, we recognize forfeitures in Compensation & benefits expense as they occur.
We also have a "noncompensatory" Employee Stock Purchase Plan ("ESPP") for U.S. employees and a Jones Lang LaSalle Savings Related Share Option Plan ("Save As You Earn" or "SAYE") for U.K. employees. The fair value of options granted under the SAYE plan are determined on the grant date and amortized over the associated vesting period.
See Note 6, Stock-Based Compensation, for additional information on our stock-based compensation plans.
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
Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2020.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2020, in part due to the short-term nature of these contracts.
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
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2020, 2019 and 2018 we had net foreign currency transaction losses of $4.6 million, $2.4 million, and $4.1 million, respectively.
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
Other Commitments and Contingencies
We are subject to various claims and contingencies related to disputes, lawsuits and taxes as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. Our current insurance programs include professional, auto and general liability.
For professional indemnity coverage, the level of risk retained by our captive insurance company is limited per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of the policy limits. We recognize the liability associated with a loss contingency when a loss is probable and estimable.
See Note 13, Commitments and Contingencies, for additional information on our captive insurance company as well as our commitments and contingencies.
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
See Note 6, Stock-Based Compensation, for additional information on our stock-based compensation plans.
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
The following table details the cumulative impact to Retained earnings upon adoption of ASC Topic 326.

	Published	Adjustment due to	Reported Under ASC Topic 326
(in millions)	December 31, 2019	adoption of ASC Topic 326	on January 1, 2020
Assets
Allowance for trade receivables	$(68.1)	(3.6)	$(71.7)
Deferred tax assets, net	245.4	5.5	250.9
Allowance for contract assets (1)	—	(1.7)	(1.7)
Liabilities and equity
Loan loss guarantee reserve (2)	$—	15.1	$15.1
Retained earnings	3,588.3	(14.9)	3,573.4
(1) The portion of the allowance for long-term contract assets is included within Other assets on the Consolidated Balance Sheets.
(2) Included within Other liabilities on the Consolidated Balance Sheets

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increased transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. On January 1, 2019, we adopted this, on a modified retrospective basis under the optional transition method. Therefore, the application of the provisions of this ASU are effective January 1, 2019, and any prior periods are presented in accordance with ASC Topic 840. Additionally, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (i) our historical lease classification and assessments for expired and existing leases, and (ii) our historical accounting for initial direct costs for existing leases. We elected not to record on the Consolidated Balance Sheets any lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Segment income for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and, accordingly, does not measure performance or allocate resources based on total asset information. Therefore, we have not disclosed asset information by segment. As of December 31, 2020, we define the CODM collectively as our Global Executive Board, which comprises the following:

• Chief Executive Officer and President	• Chief Executive Officers of each of our four business segments
• Chief Financial Officer	• Chief Executive Officer of Corporate Solutions
• Chief Human Resources Officer	• Chief Executive Officer of Capital Markets
• Co-Chief Executive Officers of JLL Technologies

Summarized financial information by business segment is as follows.

	Year Ended December 31,
(in millions)	2020	2019	2018
Americas - Real Estate Services
Leasing	$1,451.2	1,960.5	1,754.1
Capital Markets	952.0	914.2	500.3
Property & Facility Management	5,878.2	5,607.9	5,142.2
Project & Development Services	1,333.5	1,689.6	1,301.7
Advisory, Consulting and Other	390.3	406.7	342.7
Revenue	$10,005.2	10,578.9	9,041.0
Depreciation and amortization	$151.4	126.5	109.1
Equity earnings	$19.0	1.7	0.8
Segment income	$554.9	613.1	422.7

EMEA - Real Estate Services
Leasing	$245.6	302.7	333.0
Capital Markets	330.7	411.9	464.1
Property & Facility Management	1,456.6	1,551.6	1,482.2
Project & Development Services	785.6	904.3	920.3
Advisory, Consulting and Other	274.3	300.2	295.4
Revenue	$3,092.8	3,470.7	3,495.0
Depreciation and amortization	$40.0	43.1	50.8
Equity losses	$—	(1.0)	—
Segment (loss) income	$(16.0)	46.0	77.0

Asia Pacific - Real Estate Services
Leasing	$187.4	260.8	285.0
Capital Markets	124.7	216.1	181.0
Property & Facility Management	2,150.6	2,205.2	2,158.4
Project & Development Services	411.0	527.6	447.0
Advisory, Consulting and Other	196.4	197.8	177.1
Revenue	$3,070.1	3,407.5	3,248.5
Depreciation and amortization	$27.8	26.4	23.2
Equity earnings	$1.4	2.3	2.0
Segment income	$116.4	129.6	115.1

LaSalle
Advisory fees	$336.4	326.4	276.7
Transaction fees & other	43.9	61.3	41.4
Incentive fees	41.5	138.4	215.8
Revenue	$421.8	526.1	533.9
Depreciation and amortization	$7.2	6.4	3.0
Equity (losses) earnings	$(12.4)	33.3	30.0
Segment income	$54.2	147.4	163.7

	Year Ended December 31,
(in millions)	2020	2019	2018
Segment income - Americas	$554.9	613.1	422.7
Segment (loss) income - EMEA	(16.0)	46.0	77.0
Segment income - Asia Pacific	116.4	129.6	115.1
Segment income - LaSalle	54.2	147.4	163.7
Less: Equity earnings	(8.0)	(36.3)	(32.8)
Add: Restructuring and acquisition charges	(142.4)	(184.4)	(38.8)
Operating income	$559.1	715.4	706.9
The following table sets forth the revenue from our most significant currencies.

	TOTAL REVENUE
	Year Ended December 31,
(in millions)	2020	2019	2018
United States dollar	$9,457.8	10,054.9	8,523.8
Euro	1,350.6	1,507.7	1,527.1
British pound	1,341.1	1,514.8	1,526.3
Australian dollar	876.1	924.5	916.7
Indian rupee	524.5	651.8	580.4
Hong Kong dollar	512.2	533.8	487.2
Chinese yuan	473.1	505.9	505.5
Canadian dollar	432.6	435.5	390.5
Japanese yen	257.9	349.4	285.2
Singapore dollar	246.6	309.2	458.7
Other currencies	1,117.4	1,195.7	1,117.0
	$16,589.9	17,983.2	16,318.4
4.    BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2020 Business Combinations Activity
During 2020, we completed no new strategic acquisitions and paid $67.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2019 Business Combinations Activity
During the year ended December 31, 2019, we completed four new strategic acquisitions, all located in the Americas.
Acquisition of HFF, Inc. ("HFF")
On July 1, 2019, we completed the acquisition of HFF, a public commercial real estate financial intermediary providing real estate and capital markets services. The acquisition of HFF, regarded as one of the premier capital markets advisors in the industry, greatly enhanced our existing capital markets services, significantly expanded our client reach and aligned with our strategy to grow the capital markets business line. The following table details the total consideration transferred.

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
As of December 31, 2020 our analysis to assign fair values to all tangible and intangible assets and liabilities acquired and assumed for the acquisition of HFF was final. There were no significant adjustments to the purchase price allocation recorded during the year ended December 31, 2020. The allocation of the purchase consideration resulted in identified intangibles of $349.9 million, tangible assets of $1,227.8 million and liabilities of $1,104.7 million. The excess purchase price over the estimated fair value of net assets acquired of $1,397.7 million has been recorded to goodwill. The goodwill relating to this acquisition is primarily attributable to assembled workforce and synergies.
Other 2019 Business Combinations Activity
Aggregate terms of these acquisitions, other than HFF, included (i) cash paid at closing of $40.4 million (net of $3.8 million in cash acquired), (ii) guaranteed deferred consideration of $17.0 million and (iii) contingent earn-out consideration of $5.0 million recorded at their respective acquisition date fair value, which we will pay upon satisfaction of certain performance conditions.
As of December 31, 2019, a preliminary allocation of this purchase consideration for these other acquisitions resulted in goodwill of $62.8 million, identifiable intangibles of $12.7 million, and other net liabilities (assumed liabilities less acquired assets) of $4.7 million, and redeemable noncontrolling interest of $8.4 million. As of December 31, 2020, the purchase price allocations for our 2019 acquisitions was final. There were no significant adjustments to the purchase price allocation recorded during the year ended December 31, 2020.
During the year ended December 31, 2019, we also paid $104.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Of the $1,460.5 million of total additions to goodwill in 2019, we expected to amortize and deduct $25.4 million for tax purposes as of December 31, 2019, subject to statutory amortization periods.
Earn-Out Payments

($ in millions)	December 31, 2020	December 31, 2019
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	35	44
Maximum earn-out payments (undiscounted)	$199.2	268.9
Short-term earn-out liabilities (fair value)(1)	77.2	53.9
Long-term earn-out liabilities (fair value)(1)	8.5	94.5
(1) Included in Short-term and Long-term acquisition obligations on the Consolidated Balance Sheets
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2020 consisted of (i) goodwill of $4,224.7 million, (ii) identifiable intangibles of $625.8 million amortized over their remaining finite useful lives and (iii) $54.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following table details, by reporting segment, the annual movements in goodwill.

(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2018	$1,452.0	906.8	316.8	22.2	$2,697.8
Additions, net of adjustments	1,424.4	1.6	—	35.5	1,461.5
Dispositions	—	(4.4)	—	—	(4.4)
Impact of exchange rate movements	1.2	11.9	0.8	(0.6)	13.3
Balance as of December 31, 2019	2,877.6	915.9	317.6	57.1	4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	0.4	44.5	11.6	0.7	57.2
Balance as of December 31, 2020	$2,878.0	959.7	329.2	57.8	$4,224.7
The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2018	$266.2	90.0	83.1	23.5	43.9	$506.7
Additions, net of adjustments (1)	247.6	196.7	0.1	—	9.6	454.0
Adjustment for fully amortized intangibles	(33.4)	(0.6)	(28.1)	(2.0)	—	(64.1)
Impairments	—	(0.5)	—	—	—	(0.5)
Impact of exchange rate movements	—	0.1	0.8	(0.1)	0.5	1.3
Balance as of December 31, 2019	480.4	285.7	55.9	21.4	54.0	897.4
Additions, net of adjustments (1)	139.0	—	—	0.5	—	139.5
Adjustment for fully amortized intangibles	(47.3)	(19.9)	(1.9)	(0.1)	—	(69.2)
Impact of exchange rate movements	—	—	1.7	1.8	3.9	7.4
Balance as of December 31, 2020	$572.1	265.8	55.7	23.6	57.9	$975.1

Accumulated Amortization
Balance as of December 31, 2018	$(72.4)	(38.8)	(51.8)	(6.8)	—	$(169.8)
Amortization expense, net (2)	(65.0)	(30.7)	(9.5)	(1.9)	(2.7)	(109.8)
Adjustment for fully amortized intangibles	33.4	0.6	28.1	2.0	—	64.1
Impairments	—	0.5	—	—	—	0.5
Impact of exchange rate movements	—	0.1	0.1	—	—	0.2
Balance as of December 31, 2019	(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	(214.8)
Amortization expense, net (2)	(91.1)	(46.0)	(7.1)	(1.4)	(2.6)	(148.2)
Adjustment for fully amortized intangibles	47.3	19.9	1.9	0.1	—	69.2
Impact of exchange rate movements	—	0.3	(1.2)	(0.6)	—	(1.5)
Balance as of December 31, 2020	$(147.8)	(94.1)	(39.5)	(8.6)	(5.3)	$(295.3)

Net book value as of December 31, 2020	$424.3	171.7	16.2	15.0	52.6	$679.8
(1) Included in this amount for MSRs was (i) $23.7 million and $16.6 million for 2020 and 2019, respectively, relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired, or retained the servicing rights and (ii) $0.1 million relating to a net impairment valuation allowance.
(2) Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 4.4 years and 3.2 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2020, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2021	$71.7	48.9	$120.6
2022	65.6	43.1	108.7
2023	59.8	40.6	100.4
2024	52.1	36.3	88.4
2025	44.1	19.1	63.2
Thereafter	131.0	13.5	144.5
Total	$424.3	201.5	$625.8
5.     INVESTMENTS IN REAL ESTATE VENTURES
As of December 31, 2020 and 2019, we had Investments in real estate ventures of $430.8 million and $404.2 million, respectively.
Approximately 90% of our investments, as of December 31, 2020, are in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. These also include investments by JLL Spark in property technology funds and early-stage companies. The remaining 10% of our Investments in real estate ventures, as of December 31, 2020, were attributable to investment vehicles that use our capital and outside capital generally provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $320.7 million as of December 31, 2020. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.4 million relating to our investment in LIC II as its fund life terminated in January 2020.
Our investments in real estate ventures include investments in entities classified as VIEs, which we analyze for potential consolidation. We had equity method investments, either directly or indirectly, of $76.4 million and $65.5 million as of December 31, 2020 and 2019, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.
Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
(in millions)	2020	2019
Property and equipment, net	$117.4	126.3
Investments in real estate ventures	9.0	13.2
Other assets	21.0	14.3
Total assets	$147.4	153.8
Other current liabilities	$1.9	3.2
Mortgage indebtedness (included in Other liabilities)	60.3	69.7
Total liabilities	62.2	72.9
Members' equity (included in Noncontrolling interest)	85.2	80.9
Total liabilities and members' equity	$147.4	153.8

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue	$13.9	7.6	5.8
Operating and other expenses	(15.6)	(8.6)	(5.1)
Net gains on sale of investments(1)	22.1	—	2.0
Net income (loss)	$20.4	(1.0)	2.7
(1) $12.3 million of the 2020 year-to-date gain is included in Equity earnings; the remaining $9.8 million is included in Other income. The 2018 year-to-date gain is included in Other income.
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

		December 31,
(in millions)		2020	2019
Balance Sheets:
Investments in real estate, net of depreciation		$24,320.4	22,006.6
Total assets		28,129.3	24,784.8
Mortgage indebtedness		7,980.2	7,345.1
Other borrowings		1,332.9	1,118.2
Total liabilities		10,720.5	9,853.9
Total equity		17,408.8	14,930.9

	Year Ended December 31,
(in millions)	2020	2019	2018
Statements of Operations:
Revenue	$1,702.3	1,247.6	1,199.5
Net income	241.5	831.2	1,046.3
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for each of the years in the three-year period ended December 31, 2020.
Fair Value
We report a majority of our investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments in real estate ventures reported at fair value.

	Year Ended December 31,
(in millions)	2020	2019	2018
Fair value investments as of January 1,	$328.6	247.3	242.3
Investments	51.7	144.9	55.2
Distributions	(46.8)	(101.7)	(63.8)
Change in fair value	(1.0)	35.3	13.9
Foreign currency translation adjustments, net	7.8	2.8	(0.3)
Fair value investments as of December 31,	$340.3	328.6	247.3
See Note 9, Fair Value Measurements, for further discussion of our investments in real estate ventures reported at fair value.

6.     STOCK-BASED COMPENSATION
The SAIP provides for the granting of various stock awards to eligible employees of JLL. Such awards have historically been RSUs and generally vested in three years. In 2018, we issued PSUs for the first time to certain employees, including our GEB members, under the SAIP. PSU awards generally vest in three years, subject to performance and, for certain awards, market conditions.
There were approximately 1.0 million shares available for grant under the SAIP as of December 31, 2020. We also have a stock-based compensation plan for our UK-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods. While there have been no options granted under the SAYE plan since 2017, approximately 281 thousand shares remain available for grant as of December 31, 2020.
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

	Year Ended December 31,
(in millions)	2020	2019	2018
Restricted stock unit awards	$41.8	61.6	22.4
Performance stock unit awards	5.5	13.6	3.2
SAYE	0.2	1.2	1.3
Total	$47.5	76.4	26.9
Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2017	727.7	—	727.7	$118.96	1.24
Granted	176.6	100.6	277.2	156.13
Vested	(292.5)	—	(292.5)	125.01
Forfeited	(52.2)	(7.5)	(59.7)	131.84
Unvested as of December 31, 2018	559.6	93.1	652.7	131.32	2.02
Granted	1,298.0	196.5	1,494.5	141.06
Vested	(287.7)	—	(287.7)	116.32
Forfeited	(37.6)	(2.8)	(40.4)	137.49
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	141.51	2.39
Granted	173.1	276.4	449.5	124.98
Vested	(571.1)	—	(571.1)	137.99
Forfeited	(38.1)	(31.7)	(69.8)	136.00
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
As of December 31, 2020, we had $66.4 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over varying periods into 2023; $32.3 million relates to the awards issued in conjunction with the HFF acquisition.
Shares vested during the years ended December 31, 2020, 2019 and 2018, had grant date fair values of $78.8 million, $33.5 million, and $43.3 million, respectively. Shares granted during the years ended December 31, 2020, 2019 and 2018 had grant date fair values of $56.2 million, $210.8 million and $36.5 million, respectively. During the year ended December 31, 2019, we granted 1,111.3 thousand shares of RSU awards to HFF employees in conjunction with the HFF acquisition.

7.     RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. We make employer contributions under this qualified profit sharing plan that are reflected in Compensation and benefits in the accompanying Consolidated Statements of Comprehensive Income. Based on the impact from the COVID-19 pandemic, the employer contributions were suspended between May and December of 2020. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements. In addition, we maintain several defined contribution retirement plans for eligible non-U.S. employees. The table below provides detail of employer contributions for these plans.

	Year Ended December 31,
(in millions)	2020	2019	2018
Employer contributions (US employees)	$14.6	37.1	28.8
Employer contributions (non-US employees)	37.9	35.2	30.7
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

	Year Ended December 31,
(in millions)	2020	2019
Projected benefit obligation	$486.6	421.6
Fair value of plan assets	497.7	432.3
Funded status and net amount recognized	11.1	10.7

Accumulated benefit obligation	$486.2	421.2
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
(in millions)	2020	2019
Pension assets (included in Other assets)	$26.2	23.2
Pension liabilities (included in Other liabilities)	(15.1)	(12.5)
Net asset recognized	$11.1	10.7

Accumulated other comprehensive loss	$116.2	103.8
Net periodic pension cost (benefit) was not material for the years ended December 31, 2020, 2019, and 2018.

8.     INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
U.S. federal:
Current	$16.4	38.2	39.8
Noncurrent	—	0.7	35.7
Deferred	3.8	(12.9)	(20.1)
	$20.2	26.0	55.4
State and Local:
Current	$12.5	15.1	12.5
Noncurrent	—	—	7.5
Deferred	0.2	(7.0)	(5.0)
	$12.7	8.1	15.0
International:
Current	$103.7	156.9	145.3
Deferred	(29.7)	(31.3)	(1.4)
	$74.0	125.6	143.9
Total	$106.9	159.7	214.3
Our income taxes in 2018 and 2019 were impacted by tax legislation enacted in the United States in December 2017, commonly known as the Tax Cuts and Jobs Act ("the Act"), and by interpretive regulatory guidance afterward. The Act brought significant changes to the U.S. corporate income tax system, including a transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a "transition tax" payable over an eight year period for those foreign earnings not previously taxed in the U.S.
In 2018, we recorded $47.0 million of additional expense due to regulatory interpretation of the Act and for an adjustment to the deferred tax consequences of the enactment.
In 2019, we recorded $4.3 million of adjustments to lower our prior provision, due to further regulatory interpretation and state income tax interpretation of the Act.
With respect to the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, we treat any associated income tax as a period cost such that we will record an expense provision for any year we are subject to the taxes. Accordingly, the estimated impact of these taxes was included in our Provision for income taxes in 2020, 2019 and 2018.
In 2020, 2019, and 2018 our current tax expense increased by $2.9 million, $0.3 million and $22.2 million, respectively, and our deferred tax expense reduced by a corresponding amount, due to the generation of net operating loss carryovers.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2020		2019		2018
Income tax expense at statutory rates	$111.2	21.0%	$146.5	21.0%	$148.3	21.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	9.4	1.8	8.9	1.3	2.8	0.4
Amortization of goodwill and other intangibles	(3.3)	(0.6)	(3.7)	(0.5)	(3.4)	(0.5)
Nondeductible expenses	11.2	2.1	18.9	2.7	14.6	2.1
International earnings taxed at various rates	(20.5)	(3.9)	(8.7)	(1.3)	(21.1)	(3.0)
Valuation allowances	4.3	0.8	7.2	1.0	12.4	1.8
Transition tax and deferred tax due to the Act	—	—	(4.3)	(0.6)	47.0	6.7
Other, net	(5.4)	(1.0)	(5.1)	(0.7)	13.7	1.9
Total	$106.9	20.2%	$159.7	22.9%	$214.3	30.4%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 66 had income tax rates lower than the combined U.S. federal and state income tax rate in 2020.
In defining "very low tax rate jurisdictions", we consider effective tax rates which applied in 2020 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%), Singapore (17%), the United Kingdom (19%) and Saudi Arabia (20%) represent the most significant components of the international earnings line item in the effective tax rate reconciliation above. In the aggregate, these very low rate jurisdictions were the primary driver of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2020.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic	$165.2	145.9	101.3
International	364.4	551.7	604.7
Total	$529.6	697.6	706.0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
(in millions)	2020	2019
Deferred tax assets attributable to:
Accrued expenses	$344.3	268.3
U.S. federal and state loss and credit carryovers	17.9	26.5
Allowances for uncollectible accounts	21.1	20.2
International loss carryovers	163.4	141.5
Pension liabilities	25.0	20.3
Other	13.1	15.6
Deferred tax assets	584.8	492.4
Less: valuation allowances	(71.4)	(70.4)
Net deferred tax assets	$513.4	422.0

Deferred tax liabilities attributable to:
Property and equipment	$14.8	11.5
Intangible assets	296.8	244.8
Income deferred for tax purposes	10.1	12.9
Investment in real estate ventures	14.1	3.9
Other	1.1	9.5
Deferred tax liabilities	$336.9	282.6
Net deferred taxes	$176.5	139.4
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes, and potentially an amount of gain taxation which is not presently determinable.
As of December 31, 2020, we had an available U.S. federal net operating loss carryover of $4.1 million from an acquired company, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which began to expire in 2020. We have U.S. state net operating loss carryovers with a tax effect of $17.1 million, which expire at various dates through 2040, and international net operating loss carryovers of $750.5 million, which generally do not have expiration dates. The change in deferred tax balances for net operating loss carryovers from 2019 to 2020 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2020, we believe it is more-likely-than-not the net deferred tax assets of $176.5 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2020, we reduced valuation allowances by $10.5 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses, and we increased valuation allowances by $7.4 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses in addition to those provided in prior years. The balance of the movement in valuation allowances comparing December 31, 2020 to December 31, 2019 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2020, our net current receivable for income tax was $20.6 million, consisting of a current receivable of $221.5 million and current payable of $200.9 million, and our net noncurrent liability was $163.6 million, entirely a noncurrent payable. As of December 31, 2019, our net current receivable for income tax was $4.4 million, consisting of a current receivable of $235.3 million and a current payable of $230.9 million, and our net noncurrent liability was $152.2 million, entirely a noncurrent payable.

We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and 78 other countries. Generally, the Company's open tax years include those from 2016 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2020, we were under examination in Germany, Nigeria, Turkey, China, India, Indonesia, Malaysia, the Philippines and Thailand; in the U.S., we were under examination in the states of Colorado, Massachusetts and Minnesota, and in New York City.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

(in millions)	2020	2019
Balance as of January 1	$78.2	62.7
Additions based on tax positions related to the current year	2.8	1.4
(Decrease) increase related to tax positions of prior years	(5.0)	24.3
Settlements with taxing authorities	(0.7)	(10.2)
Balance as of December 31	$75.3	78.2
We believe it is reasonably possible that matters for which we have recorded $18.7 million of unrecognized tax benefits as of December 31, 2020, will be resolved during 2021. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the year ended December 31, 2020, we recognized no interest expense or penalties and during the years 2019 and 2018, we recognized $0.1 million and $1.6 million, respectively, in interest expense and no penalties. We had approximately $0.6 million and $1.8 million of accrued interest related to income taxes as of December 31, 2020 and 2019, respectively.

9.     FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:
•Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;
•Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
We estimated the fair value of our Long-term debt as $723.7 million and $685.9 million as of December 31, 2020 and 2019, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $702.0 million and $664.6 million as of December 31, 2020 and 2019, respectively, which included debt issuance costs of $2.5 million and $3.1 million, respectively.
Investments in Real Estate Ventures at Fair Value - Net Asset Value ("NAV")
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In instances where the reported NAV per share did not fully incorporate the COVID-19 pandemic’s impact on the fair value of underlying investments, we recognized an adjustment to decrease the reported NAV. As of December 31, 2020, such adjustments totaled $22.8 million. We did not consider any other adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2020 and 2019, investments in real estate ventures at fair value using NAV were $203.8 million and $224.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2020			2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$77.2	—	59.3	69.4	—	34.4
Foreign currency forward contracts receivable	—	13.1	—	—	10.5	—
Warehouse receivables	—	1,529.2	—	—	527.1	—
Deferred compensation plan assets	—	446.3	—	—	349.9	—
Mortgage banking derivative assets	—	—	87.1	—	—	36.1
Total assets at fair value	$77.2	1,988.6	146.4	69.4	887.5	70.5
Liabilities
Foreign currency forward contracts payable	$—	3.4	—	—	4.4	—
Deferred compensation plan liabilities	—	427.6	—	—	346.1	—
Earn-out liabilities	—	—	85.7	—	—	148.5
Mortgage banking derivative liabilities	—	—	73.4	—	—	25.9
Total liabilities at fair value	$—	431.0	159.1	—	350.5	174.4
Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. The carrying value is generally deemed to approximate the fair value of these investments due to the proximity of the investment date to the balance sheet date as well as investee-level performance updates. To the extent there are changes in fair value, a result of pricing in subsequent funding rounds or changes in business strategy, for example, we recognize such changes through Equity earnings.
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on the Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. As of December 31, 2020 and 2019, these contracts had a gross notional value of $2.34 billion ($1.42 billion on a net basis) and $2.30 billion ($1.05 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $13.1 million asset as of December 31, 2020 was composed of gross contracts with receivable positions of $13.5 million and payable positions of $0.4 million. The $3.4 million liability position as of December 31, 2020 was composed of gross contracts with receivable positions of $2.7 million and payable positions of $6.1 million. As of December 31, 2019, the $10.5 million asset was composed of gross contracts with receivable positions of $10.6 million and payable positions of $0.1 million. The $4.4 million liability position as of December 31, 2019, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $5.2 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2020 and 2019, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2020 as Deferred compensation plan assets of $446.3 million, long-term deferred compensation plan liabilities of $427.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2019 as Deferred compensation plan assets of $349.9 million, long-term deferred compensation plan liabilities of $346.1 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.7 million.
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. We base the fair value of our Earn-out liabilities on the present value of probability-weighted future cash flows related to the earn-out performance criteria on each reporting date. We determine the probabilities of achievement we assign to the performance criteria based on the due diligence we performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. An increase to a probability of achievement would result in a higher fair value measurement. See Note 4, Business Combinations, Goodwill and Other Intangible Assets, for additional discussion of our Earn-out liabilities.
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

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of December 31, 2020
Investments in real estate ventures	$34.4	6.8	—	18.1	—	$59.3
Mortgage banking derivative assets and liabilities, net	10.2	(94.1)	—	197.1	(99.5)	13.7
Earn-out liabilities	148.5	(14.8)	1.1	—	(49.1)	85.7

(in millions)	Balance as of December 31, 2018	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of December 31, 2019
Investments in real estate ventures	$11.5	0.8	—	22.9	(0.8)	$34.4
Mortgage banking derivative assets and liabilities, net	6.3	(28.8)	—	92.6	(59.9)	10.2
Earn-out liabilities	192.0	27.2	(1.5)	4.9	(74.1)	148.5
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three-year period ended December 31, 2020. See Note 5, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

10.     DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

	December 31,
($ in millions)	2020	2019
Short-term borrowings:
Local overdraft facilities	$12.0	44.8
Other short-term borrowings	50.0	75.3
Total short-term borrowings	$62.0	120.1
Credit facility, net of debt issuance costs of $8.7 and $12.3	(8.7)	512.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.8 and $1.2	274.2	273.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.8 and $0.9	213.9	195.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.9 and $1.0	213.9	195.4
Total debt	$755.3	1,297.4
Credit Facility
Our $2.75 billion unsecured revolving credit facility (the "Facility") matures on May 17, 2023. Pricing on the Facility ranges from three-month LIBOR plus 0.875% to 1.35%, with pricing as of December 31, 2020, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million and $0.8 million as of December 31, 2020 and 2019, respectively.
The following table provides additional information on our Facility.

	Year Ended December 31,
($ in millions)	2020	2019
Average outstanding borrowings under the Facility	$865.1	851.6
Effective interest rate on the Facility	1.6%	3.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $64.7 million under local overdraft facilities. Amounts outstanding are presented in the debt table presented above.
As of December 31, 2020, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2020.

Warehouse Facilities

	December 31, 2020		December 31, 2019
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
LIBOR plus 1.40%, September 20, 2021(1)	$144.4	400.0	104.4	375.0
LIBOR plus 1.40%, expires September 18, 2021 (2)	768.9	1,600.0	184.8	775.0
LIBOR plus 1.40%, expires August 27, 2021 (3)	195.9	900.0	11.4	100.0
Fannie Mae ASAP(4) program, LIBOR plus 1.15%	128.8	n/a	53.6	n/a
LIBOR plus 1.50%	261.6	300.0	151.6	1,000.0
LIBOR plus 1.25%	—	—	11.0	175.0
Gross warehouse facilities	1,499.6	3,200.0	516.8	2,425.0
Debt issuance costs	(1.2)	n/a	(0.9)	n/a
Total warehouse facilities	$1,498.4	3,200.0	515.9	2,425.0
(1) In 2020, JLL extended the Warehouse facility with an increase to the interest rate and maximum capacity; previously, the facility had a maturity date of September 21, 2020, a maximum capacity of $375.0 million and an interest rate of LIBOR plus 1.15%.
(2) In 2020, JLL extended the Warehouse facility with an increase to the interest rate and maximum capacity; previously, the facility had a maturity date of September 19, 2020,a maximum capacity of $775.0 million and an interest rate of LIBOR plus 1.15%.
(3) In 2020, JLL extended the Warehouse facility with an increase to the interest rate and maximum capacity; previously, the facility had a maturity date of August 31, 2020, a maximum capacity of $100.0 million and an interest rate of LIBOR plus 1.15%.
(4) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of December 31, 2020.
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

11.     LEASES
For the years ended December 31, 2020 and 2019, operating lease expense was $187.3 million and $170.5 million, respectively, and variable and short-term lease expense was $36.0 million and $33.3 million, respectively. In addition, $94.3 million and $310.7 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, our total commitments related to finance leases was $13.7 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2020, are presented in the table below.

(in millions)
2021	$191.6
2022	156.4
2023	127.9
2024	107.7
2025	85.7
Thereafter	293.7
Total future minimum lease payments	$963.0
Less imputed interest	113.4
Total	$849.6
Other information related to operating leases was as follows.

December 31, 2020
Weighted average remaining lease term	7.1 years
Weighted average discount rate	3.5%
Total rent expense, including office space and other rentals was $195.3 million for the year ended December 31, 2018, in accordance with ASC Topic 840.
12.     TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements is revenue of $516.4 million, $490.0 million, and $447.8 million for 2020, 2019 and 2018, respectively, as well as receivables of $102.2 million and $75.9 million as of December 31, 2020 and 2019, respectively, related to transactions with affiliates. These amounts primarily relate to transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table. Such amounts are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.

	December 31,
(in millions)	2020	2019
Loans related to co-investments (1)	$16.4	14.1
Advances, travel and other (2)	233.7	255.6
Total	$250.1	269.7
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
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on the Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $44.0 million and $37.7 million as of December 31, 2020 and 2019, respectively, and are included in Notes and other receivables and Long-term receivables on the Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2017	$26.7
New claims	3.5
Prior year claims adjustments (including foreign currency changes)	20.5
Claims paid	(7.6)
December 31, 2018	43.1
New claims	0.1
Prior year claims adjustments (including foreign currency changes)	(2.9)
Claims paid	(2.2)
December 31, 2019	38.1
New claims	6.7
Prior year claims adjustments (including foreign currency changes)	3.8
Claims paid	(0.4)
December 31, 2020	$48.2
DUS Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of December 31, 2020 and 2019, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $12.2 billion and $9.7 billion, respectively. There were no loan losses incurred for the years ended December 31, 2020, 2019 and 2018. See "Financial Guarantees" section of Note 2, Summary of Significant Accounting Policies for additional information.

14.    RESTRUCTURING AND ACQUISITION CHARGES
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

	Year Ended December 31,
(in millions)	2020	2019	2018
Severance and other employment-related charges	$69.0	31.1	25.5
Restructuring, pre-acquisition and post-acquisition charges	51.5	96.9	5.9
Stock-based compensation expense for HFF retention awards	36.7	28.0	—
Fair value adjustments to earn-out liabilities	(14.8)	28.4	7.4
Restructuring and acquisition charges	$142.4	184.4	38.8
The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2017	$14.2	5.7	1.4	$21.3
Accruals	25.5	0.7	5.2	31.4
Payments made	(25.7)	(5.8)	(6.1)	(37.6)
December 31, 2018	14.0	0.6	0.5	15.1
Accruals	31.1	11.1	85.8	128.0
Payments made	(20.8)	(3.3)	(82.5)	(106.6)
December 31, 2019	24.3	8.4	3.8	36.5
Accruals	69.0	25.0	26.5	120.5
Payments made	(52.0)	(30.9)	(29.1)	(112.0)
December 31, 2020	$41.3	2.5	1.2	$45.0
We expect the majority of accrued severance and employment-related charges and other accrued acquisition costs as of December 31, 2020 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2026.
HFF Acquisition
Included in Restructuring and acquisition charges were $75.9 million for the year ended December 31, 2020 compared to $115.1 million for the year ended December 31, 2019 of charges relating to the acquisition and integration of HFF (including transaction/deal costs, retention and severance expense, early lease termination costs, and other integration expenses).
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

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2018	$(57.4)	(398.8)	$(456.2)
Other comprehensive loss before reclassification	(18.0)	43.0	25.0
Amounts reclassified from AOCI after tax expense of $0.7, $- and $0.7	3.4	—	3.4
Other comprehensive income after tax benefit of $4.5, $- and $4.5	(14.6)	43.0	28.4
Balance as of December 31, 2019	(72.0)	(355.8)	(427.8)
Other comprehensive income before reclassification	(12.3)	59.8	47.5
Amounts reclassified from AOCI after tax expense of $0.7, $- and $0.7	3.1	—	3.1
Other comprehensive income after tax benefit of $3.2, $- and $3.2	(9.2)	59.8	50.6
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
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
Based on management's evaluation as of December 31, 2020, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2020.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2021 (“Proxy Statement”), under the captions "Corporate Governance - Item 1 - Election of Directors" and “Executive Officers” is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption “Security Ownership - Delinquent Section 16 Reports” is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance - Board Committees” is incorporated herein by reference.
JLL has adopted a code of ethics that applies to its executives, including its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and JLL's corporate governance policies are posted on JLL's website at www.jll.com. JLL intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit, Nominating and Governance, and Compensation committees of JLL's Board of Directors are available on JLL's website as well. This information is also available in print free of charge to any person who requests it.
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

	December 31, 2020
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTEDIN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP	1,628	$137.42	1,029
ESPP	n/a	n/a	113
Subtotal	1,628		1,142
Equity compensation plans not approved by security holders
SAYE (1)	13	98.19	281
Total	1,641		1,423
(1)    In November 2001, we adopted the SAYE plan for eligible employees of our U.K. based operations. In November 2006, the SAYE plan was extended to employees in our Ireland operations. Under this plan, employee contributions for stock purchases are enhanced by us through an additional contribution of a 15% discount on the purchase price. Options granted under the SAYE plan vest over a period of three to five years. The original SAYE plan was not approved by shareholders since such approval was not required under applicable rules at the time of the adoption of this plan. In 2006, our shareholders approved an amendment to the SAYE plan that increased the number of shares reserved for issuance by 500,000.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
2.Financial Statement Schedules. No financial statement schedules are included because they are not required or are not applicable, or the required information is set forth in the applicable statements or related notes.
3.Exhibits. A list of exhibits is set forth in the Exhibit Index, included following the Power of Attorney section.
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
Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. This includes, but is not limited to, our expectations regarding the potential impact of the COVID-19 outbreak and the efficacy of vaccines and therapeutics on reducing the spread of the virus, as well as any further impacts to us, the economy as a whole, and/or related government and regulatory restrictions issued to combat the global pandemic, including any adverse changes in such restrictions that may impact us. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
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
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each of Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christian Ulbrich, Karen Brennan and Louis F. Bowers its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Third Amended and Restated Bylaws of the Registrant effective as of March 2, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 8, 2018 (File No. 001-13145))

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2	Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3	First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.4	Description of Jones Lang LaSalle Incorporated Capital Stock (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.1	Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2	Amendment No.1 dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.4+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.5+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.6+	2019 Stock Award and Incentive Plan effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145))

10.7+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.8+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.9+	HFF, Inc. 2016 Equity Incentive Plan (assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LCC and HFF, Inc. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated July 1, 2019 (File No. 333-232500))

10.10+	HFF, Inc. 2006 Omnibus Incentive Compensation Plan (assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 dated July 1, 2019 on Form S-8 to Registration Statement on Form S-4 (File No. 333-231099))

10.11+	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.12+	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.13+	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.14+	Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.15+	Jones Lang LaSalle Incorporated Non-Executive Director Compensation Plan Summary of Terms and Conditions, Amended and Restated as of May 28, 2016 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.16+	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 15, 2015 (File 001-13145))

10.17+	Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.18+	Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.19+	Letter Agreement dated February 27, 2019, between Jones Lang LaSalle Incorporated and Stephanie Plaines (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 80K dated March 31, 2019 (File No. 001-13145))

10.20+	Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.21+	Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.22+	Form of Global Executive Board Salary Reduction Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-13145))

10.23+	Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

10.24+	Letter Agreement, dated June 20, 2020, between Jones Lang LaSalle Incorporated and Stephanie Plaines (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-13145))

10.25*+	Letter Agreement dated December 4, 2020, between Jones Lang LaSalle Incorporated and Jeff A. Jacobson

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth immediately preceding this exhibit index)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
+ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2021.

JONES LANG LASALLE INCORPORATED

By	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2021.

Signature	Title

/s/ Siddharth N. Mehta	Chairman of the Board of Directors and Director
Siddharth N. Mehta

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter	Director
Matthew Carter

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Ming Lu	Director
Ming Lu

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Deborah H. McAneny	Director
Deborah H. McAneny

/s/ Martin H. Nesbitt	Director
Martin H. Nesbitt

/s/ Jeetu Patel	Director
Jeetu Patel

/s/ Sheila A. Penrose	Director
Sheila A. Penrose

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Karen Brennan	Chief Financial Officer
Karen Brennan	(Principal Financial Officer)

/s/ Louis F. Bowers	Global Controller
Louis F. Bowers	(Principal Accounting Officer)