Form 10-Q
period 2021-03-31
JONES LANG LASALLE INC
filed 2021-05-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on April 29, 2021 was 51,307,170.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$456.6	574.3
Trade receivables, net of allowance of $70.2 and $66.5	1,477.4	1,636.1
Notes and other receivables	399.9	469.9
Reimbursable receivables	1,430.1	1,461.3
Warehouse receivables	832.1	1,529.2
Short-term contract assets, net of allowance of $2.1 and $1.8	264.7	265.8
Prepaid & other	412.9	517.1
Total current assets	5,273.7	6,453.7
Property and equipment, net of accumulated depreciation of $834.9 and $806.2	682.0	663.9
Operating lease right-of-use assets	706.5	707.4
Goodwill	4,201.7	4,224.7
Identified intangibles, net of accumulated amortization of $312.3 and $295.3	687.0	679.8
Investments in real estate ventures, including $435.4 and $340.3 at fair value	545.1	430.8
Long-term receivables	249.7	231.1
Deferred tax assets, net	293.9	296.5
Deferred compensation plan	480.2	446.3
Other	186.6	182.3
Total assets	$13,306.4	14,316.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,108.7	1,229.8
Reimbursable payables	1,016.6	1,154.5
Accrued compensation & benefits	1,031.4	1,433.2
Short-term borrowings	90.6	62.0
Short-term contract liabilities and deferred income	181.0	192.9
Short-term acquisition-related obligations	72.4	91.7
Warehouse facilities	833.5	1,498.4
Short-term operating lease liabilities	159.1	165.7
Other	198.5	299.6
Total current liabilities	4,691.8	6,127.8
Credit facility, net of debt issuance costs of $7.7 and $8.7	342.3	(8.7)
Long-term debt, net of debt issuance costs of $2.3 and $2.5	684.0	702.0
Deferred tax liabilities, net	114.6	120.0
Deferred compensation	461.8	450.0
Long-term acquisition-related obligations	22.7	26.2
Long-term operating lease liabilities	692.4	683.9
Other	582.1	597.5
Total liabilities	7,591.7	8,698.7
Redeemable noncontrolling interest	7.8	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,073,440 and 51,970,307 shares issued; 51,306,200 and 51,105,417 outstanding	0.5	0.5
Additional paid-in capital	2,015.5	2,023.3
Retained earnings	4,078.9	3,975.9
Treasury stock, at cost, 767,240 and 864,890 shares	(85.7)	(96.1)
Shares held in trust	(5.4)	(5.6)
Accumulated other comprehensive loss	(383.6)	(377.2)
Total Company shareholders’ equity	5,620.2	5,520.8
Noncontrolling interest	86.7	89.2
Total equity	5,706.9	5,610.0
Total liabilities, redeemable noncontrolling interest and equity	$13,306.4	14,316.5
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2021	2020
Revenue:
Revenue before reimbursements	$2,129.6	2,233.0
Reimbursements	1,907.5	1,863.0
Total revenue	$4,037.1	4,096.0
Operating expenses:
Compensation and benefits	$1,334.4	1,324.5
Operating, administrative and other	644.3	774.8
Reimbursed expenses	1,907.5	1,863.0
Depreciation and amortization	53.0	55.0
Restructuring and acquisition charges	17.2	14.1
Total operating expenses	$3,956.4	4,031.4
Operating income	$80.7	64.6
Interest expense, net of interest income	10.4	14.6
Equity earnings (losses)	48.5	(28.3)
Other income	11.8	0.9
Income before income taxes and noncontrolling interest	130.6	22.6
Income tax provision	28.2	5.0
Net income	102.4	17.6
Net (loss) income attributable to noncontrolling interest	(0.6)	12.3
Net income attributable to common shareholders	$103.0	5.3
Basic earnings per common share	$2.01	0.10
Basic weighted average shares outstanding (in 000's)	51,173	51,612
Diluted earnings per common share	$1.97	0.10
Diluted weighted average shares outstanding (in 000's)	52,175	52,458
Net income attributable to common shareholders	$103.0	5.3
Change in pension liabilities, net of tax	(0.2)	—
Foreign currency translation adjustments	(6.2)	(143.4)
Comprehensive income attributable to common shareholders	$96.6	(138.1)
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (loss)	—	—	—	103.0	—	—	—	(0.6)	102.4
Shares issued under stock-based compensation programs	290,563	—	(15.6)	—	—	15.9	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(89,780)	—	(9.7)	—	—	(5.5)	—	—	(15.2)
Amortization of stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Shares held in trust	—	—	—	—	0.2	—	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
March 31, 2021	51,306,200	$0.5	2,015.5	4,078.9	(5.4)	(85.7)	(383.6)	86.7	$5,706.9

	Company Shareholder's Equity

			Additional		Shares
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$102.4	17.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	53.0	55.0
Equity (earnings) losses	(48.5)	28.3
Net gain on dispositions	(11.4)	—
Distributions of earnings from real estate ventures	0.4	3.6
Provision for loss on receivables and other assets	(0.5)	38.1
Amortization of stock-based compensation	17.5	18.6
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(9.7)	1.6
Accretion of interest and amortization of debt issuance costs	1.2	1.4
Other, net	(3.9)	(10.8)
Change in:
Receivables	154.0	250.4
Reimbursable receivables and reimbursable payables	(107.6)	(58.7)
Prepaid expenses and other assets	(32.4)	(45.9)
Deferred tax assets, net	(2.7)	(5.5)
Accounts payable and accrued liabilities	(189.2)	(187.8)
Accrued Compensation	(384.4)	(652.0)
Net cash used in operating activities	(461.8)	(546.1)
Cash flows from investing activities:
Net capital additions – property and equipment	(34.6)	(44.4)
Net investment asset activity (less than wholly-owned)	(37.2)	(3.2)
Business acquisitions, net of cash acquired	(0.2)	—
Capital contributions to real estate ventures	(33.8)	(54.0)
Distributions of capital from real estate ventures	4.0	13.4
Other, net	4.0	(2.3)
Net cash used in investing activities	(97.8)	(90.5)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,242.0	2,555.0
Repayments of borrowings under credit facility	(892.0)	(1,630.0)
Net proceeds from (repayments of) short-term borrowings	36.8	6.6
Payments of deferred business acquisition obligations and earn-outs	(21.0)	(9.8)
Repurchase of common stock	—	(25.0)
Other, net	10.9	(13.5)
Net cash provided by financing activities	376.7	883.3
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(12.4)	(21.1)
Net change in cash, cash equivalents and restricted cash	(195.3)	225.6
Cash, cash equivalents and restricted cash, beginning of the period	839.8	652.1
Cash, cash equivalents and restricted cash, end of the period	$644.5	877.7
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$265.5	200.2
Restricted cash, end of period	187.9	157.0
Cash paid during the period for:
Interest	$4.5	9.3
Income taxes, net of refunds	30.5	44.4
Operating leases	49.0	47.1
Non-cash activities:
Business acquisitions (including contingent consideration)	$3.8	—
Non-cash consideration received for disposition	23.9	—
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from transaction-based activities (e.g. leasing and capital markets) is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. In 2020 and the three months ended March 31, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
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

2.NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020‑01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not impact our financial statements and related disclosures.
3.REVENUE RECOGNITION
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as Mortgage Servicing Rights ("MSR")-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. Such revenue was included entirely within Americas Capital Markets and is presented below.

	Three months Ended March 31,
(in millions)	2021	2020
Revenue excluded from scope of ASC Topic 606	$70.2	49.3
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

(in millions)	March 31, 2021	December 31, 2020
Contract assets, gross	$348.3	347.8
Contract asset allowance	(2.4)	(2.1)
Contract assets, net	$345.9	345.7

Contract liabilities	$105.4	111.0
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

4.BUSINESS SEGMENTS
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

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2021	2020
Americas
Leasing	$363.7	418.9
Capital Markets	216.9	247.4
Property & Facility Management	1,494.8	1,458.8
Project & Development Services	269.8	306.4
Advisory, Consulting and Other	98.7	91.6
Revenue	$2,443.9	2,523.1
Depreciation and amortization	$33.1	37.4
Equity earnings	$34.5	12.7
Segment income	$145.0	94.6

EMEA
Leasing	$54.4	48.1
Capital Markets	74.2	73.2
Property & Facility Management	344.1	375.0
Project & Development Services	183.7	203.2
Advisory, Consulting and Other	59.8	56.4
Revenue	$716.2	755.9
Depreciation and amortization	$10.9	9.2
Equity earnings	$—	—
Segment loss	$(35.8)	(20.5)

Asia Pacific
Leasing	$31.4	25.4
Capital Markets	29.3	21.7
Property & Facility Management	575.1	532.0
Project & Development Services	98.3	94.8
Advisory, Consulting and Other	51.7	38.2
Revenue	$785.8	712.1
Depreciation and amortization	$7.3	6.6
Equity earnings (losses)	$1.0	(0.7)
Segment income	$17.8	2.4

LaSalle
Advisory fees	$83.5	85.6
Transaction fees & other	7.7	13.6
Incentive fees	—	5.7
Revenue	$91.2	104.9
Depreciation and amortization	$1.7	1.8
Equity earnings (losses)	$13.0	(40.3)
Segment income (loss)	$19.4	(26.1)

The following table is a reconciliation of Segment income to consolidated Operating income.

	Three Months Ended March 31,
(in millions)	2021	2020
Segment income - Americas	$145.0	94.6
Segment loss - EMEA	(35.8)	(20.5)
Segment income - APAC	17.8	2.4
Segment income (loss) - LaSalle	19.4	(26.1)
Less: Equity (earnings) losses	(48.5)	28.3
Add: Restructuring and acquisition charges	(17.2)	(14.1)
Operating income	$80.7	64.6
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2021 Business Combinations Activity
During the three months ended March 31, 2021, we paid $26.2 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2020 Business Combinations Activity
During the year ended December 31, 2020 we completed no new acquisitions.
Earn-Out Payments

($ in millions)	March 31, 2021	December 31, 2020
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	24	35
Maximum earn-out payments (undiscounted)	$157.8	$199.2
Short-term earn-out liabilities (fair value)(1)	59.9	77.2
Long-term earn-out liabilities (fair value)(1)	8.3	8.5
(1) Included in Short-term and Long-term acquisition-related obligations on the Condensed Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2021 consisted of: (1) goodwill of $4,201.7 million, (2) identifiable intangibles of $634.9 million amortized over their remaining finite useful lives, and (3) $52.1 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2020	$2,878.0	959.7	329.2	57.8	$4,224.7
Dispositions	(11.0)	(0.7)	—	—	(11.7)
Impact of exchange rate movements	0.3	(8.6)	(3.0)	—	(11.3)
Balance as of March 31, 2021	$2,867.3	950.4	326.2	57.8	$4,201.7

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Impact of exchange rate movements	(2.9)	(46.6)	(13.4)	(1.0)	(63.9)
Balance as of March 31, 2020	$2,874.7	869.3	304.2	56.1	$4,104.3
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2020	$572.1	265.8	55.7	23.6	57.9	$975.1
Additions, net of adjustments (1)	40.0	—	3.8	—	—	43.8
Adjustment for fully amortized intangibles	(6.7)	(7.9)	(0.9)	(2.2)	—	(17.7)
Impact of exchange rate movements	—	0.1	0.2	(0.4)	(1.8)	(1.9)
Balance as of March 31, 2021	$605.4	258.0	58.8	21.0	56.1	$999.3

Accumulated Amortization
Balance as of December 31, 2020	$(147.8)	(94.1)	(39.5)	(8.6)	(5.3)	$(295.3)
Amortization, net (2)	(21.6)	(10.5)	(1.8)	(0.3)	(0.4)	(34.6)
Adjustment for fully amortized intangibles	6.7	7.9	0.9	2.2	—	17.7
Impact of exchange rate movements	—	—	(0.1)	0.1	(0.1)	(0.1)
Balance as of March 31, 2021	$(162.7)	(96.7)	(40.5)	(6.6)	(5.8)	$(312.3)

Net book value as of March 31, 2021	$442.7	161.3	18.3	14.4	50.3	$687.0
(1) Included in this amount for MSRs was (i) $3.1 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
6.INVESTMENTS IN REAL ESTATE VENTURES
As of March 31, 2021 and December 31, 2020, we had Investments in real estate ventures of $545.1 million and $430.8 million, respectively.
Approximately 90% of our investments, as of March 31, 2021, are primarily (i) direct investments in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement and (ii) investments by JLL Technologies in early-stage proptech companies. The remaining 10% of our Investments in real estate ventures, as of March 31, 2021, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, generally, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $309.9 million as of March 31, 2021. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.4 million relating to our investment in LIC II as its fund life terminated in January 2020.
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

Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2021	December 31, 2020
Property and equipment, net	$154.0	117.4
Investments in real estate ventures	9.2	9.0
Other assets	11.2	21.0
Total assets	$174.4	147.4
Other current liabilities	$1.8	1.9
Mortgage indebtedness (included in Other liabilities)	89.6	60.3
Total liabilities	91.4	62.2
Members' equity (included in Noncontrolling interest)	83.0	85.2
Total liabilities and members' equity	$174.4	147.4

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$2.6	4.3
Operating and other expenses	(3.2)	(4.3)
Net gains on sale of investments(1)	—	12.2
Net (loss) income	$(0.6)	12.2
(1) The 2020 gain was included in Equity earnings.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the three months ended March 31, 2021 and 2020.
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

(in millions)	2021	2020
Fair value investments as of January 1,	$340.3	328.6
Investments	55.8	28.9
Distributions	(3.3)	(16.0)
Change in fair value, net	45.7	(35.2)
Foreign currency translation adjustments, net	(3.1)	(4.3)
Fair value investments as of March 31,	$435.4	302.0
See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	56.6	—	56.6	145.93
Vested	(207.5)	(79.0)	(286.5)	150.76
Forfeited	(5.0)	(13.4)	(18.4)	149.11
Unvested as of March 31, 2021	940.3	439.1	1,379.4	$134.84	1.70

Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	9.7	—	9.7	160.03
Vested	(324.6)	—	(324.6)	136.91
Forfeited	(8.5)	—	(8.5)	137.68
Unvested as of March 31, 2020	1,208.9	286.8	1,495.7	$144.71	1.78
As of March 31, 2021, we had $74.2 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2026; $24.1 million relates to the awards issued in conjunction with the HFF acquisition.
8.FAIR VALUE MEASUREMENTS
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
We estimated the fair value of our Long-term debt as $704.8 million and $723.7 million as of March 31, 2021 and December 31, 2020, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $684.0 million and $702.0 million as of March 31, 2021 and December 31, 2020, respectively, and included debt issuance costs of $2.3 million and $2.5 million, respectively.

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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In instances where the reported NAV per share did not fully incorporate the COVID-19 pandemic’s impact on the fair value of underlying investments, we recognized an adjustment to decrease the reported NAV. As of March 31, 2021, such adjustments totaled $9.3 million. We did not consider any other adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2021 and December 31, 2020, investments in real estate ventures at fair value using NAV were $222.7 million and $203.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$72.6	—	140.1	77.2	—	59.3
Foreign currency forward contracts receivable	—	6.9	—	—	13.1	—
Warehouse receivables	—	832.1	—	—	1,529.2	—
Deferred compensation plan assets	—	480.2	—	—	446.3	—
Mortgage banking derivative assets	—	—	63.9	—	—	87.1
Total assets at fair value	$72.6	1,319.2	204.0	77.2	1,988.6	146.4
Liabilities
Foreign currency forward contracts payable	$—	9.4	—	—	3.4	—
Deferred compensation plan liabilities	—	452.0	—	—	427.6	—
Earn-out liabilities	—	—	68.2	—	—	85.7
Mortgage banking derivative liabilities	—	—	31.0	—	—	73.4
Total liabilities at fair value	$—	461.4	99.2	—	431.0	159.1
Investments in Real Estate Ventures
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. The carrying value was deemed to approximate fair value for the majority of these investments due to the proximity of the investment date or date of most recent financing raise to the balance sheet date as well as consideration of investee-level performance updates. To the extent there are changes in fair value, a result of pricing in subsequent funding rounds or changes in business strategy, for example, we recognize such changes through Equity earnings.

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2021 and December 31, 2020, these contracts had a gross notional value of $2.22 billion ($1.22 billion on a net basis) and $2.34 billion ($1.42 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $6.9 million asset as of March 31, 2021, was composed of gross contracts with receivable positions of $8.4 million and payable positions of $1.5 million. The $9.4 million liability as of March 31, 2021, was composed of gross contracts with receivable positions of $0.7 million and payable positions of $10.1 million. As of December 31, 2020, the $13.1 million asset was composed of gross contracts with receivable positions of $13.5 million and payable positions of $0.4 million. The $3.4 million liability as of December 31, 2020, was composed of gross contracts with receivable positions of $2.7 million and payable positions of $6.1 million.
Warehouse Receivables
As of March 31, 2021 and December 31, 2020, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2021, as Deferred compensation plan assets of $480.2 million, long-term deferred compensation plan liabilities of $452.0 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.4 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2020, as Deferred compensation plan assets of $446.3 million, long-term deferred compensation plan liabilities of $427.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million.
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

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2021
Investments in real estate ventures	$59.3	31.8	—	49.1	(0.1)	$140.1
Mortgage banking derivative assets and liabilities, net	13.7	18.9	—	41.1	(40.8)	32.9
Earn-out liabilities	85.7	(0.1)	(0.4)	3.8	(20.8)	68.2

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2020
Investments in real estate ventures	$34.4	—	—	7.0	—	$41.4
Mortgage banking derivative assets and liabilities, net	10.2	(75.2)	—	26.2	(25.2)	(64.0)
Earn-out liabilities	148.5	(8.2)	(2.0)	—	(8.3)	130.0
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments in real estate ventures	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2021 or 2020. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

($ in millions)	March 31, 2021	December 31, 2020
Short-term borrowings:
Local overdraft facilities	$16.0	12.0
Other short-term borrowings	74.6	50.0
Total short-term borrowings	$90.6	62.0
Credit facility, net of debt issuance costs of $7.7 and $8.7	342.3	(8.7)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.6 and $0.8	274.4	274.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.8 and $0.8	204.8	213.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.9 and $0.9	204.8	213.9
Total debt	$1,116.9	755.3
Credit Facility
Our $2.75 billion unsecured revolving credit facility (the "Facility") matures on May 17, 2023. Pricing on the Facility ranges from three-month LIBOR plus 0.875% to 1.35%, with pricing as of March 31, 2021, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both March 31, 2021 and December 31, 2020.
On April 14, 2021, we renewed the Facility, which included the extension of the maturity date to April 2026. Refer to Note 13, Subsequent Events for further detail.
The following tables provides additional information on our Facility.

	Three Months Ended March 31,
($ in millions)	2021	2020
Average outstanding borrowings under the Facility	$184.4	935.2
Effective interest rate on the Facility	1.0%	2.4%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $63.4 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2021, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2021.

Warehouse Facilities

	March 31, 2021		December 31, 2020
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.40%, expires September 20, 2021	$171.5	400.0	144.4	400.0
LIBOR plus 1.40%, expires September 18, 2021(1)	516.6	1,200.0	768.9	1,600.0
LIBOR plus 1.40%, expires August 27, 2021(2)	87.3	200.0	195.9	900.0
Fannie Mae ASAP(3) program, LIBOR plus 1.15%	58.9	n/a	128.8	n/a
LIBOR plus 1.50%	—	300.0	261.6	300.0
Gross warehouse facilities	834.3	2,100.0	1,499.6	3,200.0
Debt issuance costs	(0.8)	n/a	(1.2)	n/a
Total warehouse facilities	$833.5	2,100.0	1,498.4	3,200.0
(1) The temporary maximum capacity increase to $1,600.0 million expired on January 31, 2021; thereafter, the maximum capacity reverted to its original contractual amount.
(2) The temporary maximum capacity increase to $900.0 million expired on January 6, 2021; thereafter, the maximum capacity reverted to its original contractual amount.
(3) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of March 31, 2021.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $14.5 million and $44.0 million as of March 31, 2021 and December 31, 2020, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2020	$48.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	(30.2)
Claims paid	(0.4)
March 31, 2021	$17.6

December 31, 2019	$38.1
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	(4.8)
Claims paid	—
March 31, 2020	$33.6
DUS Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2021 and December 31, 2020, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $12.9 billion and $12.2 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2021 and December 31, 2020, the loss-sharing guarantee obligations were $23.5 million and $22.1 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three months ended March 31, 2021 and 2020.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of March 31, 2021 and December 31, 2020, the loan loss guarantee reserve was $28.6 million and $36.7 million, respectively, and are included within Other liabilities on our Condensed Consolidated Balance Sheets.

11.RESTRUCTURING AND ACQUISITION CHARGES
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

	Three Months Ended March 31,
(in millions)	2021	2020
Severance and other employment-related charges	$1.8	1.3
Restructuring, pre-acquisition and post-acquisition charges	9.5	9.8
Stock-based compensation expense for HFF retention awards	6.0	11.2
Fair value adjustments to earn-out liabilities	(0.1)	(8.2)
Restructuring and acquisition charges	$17.2	14.1
The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2020	$41.3	2.5	1.2	$45.0
Accruals	1.8	3.3	6.2	11.3
Payments made	(18.9)	(4.8)	(5.6)	(29.3)
March 31, 2021	$24.2	1.0	1.8	$27.0

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	1.3	2.4	7.4	11.1
Payments made	(14.3)	(9.6)	(6.9)	(30.8)
March 31, 2020	$11.3	1.2	4.3	$16.8
We expect the majority of accrued severance and other accrued acquisition costs as of March 31, 2021 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2026.
HFF Acquisition
Included in Restructuring and acquisition charges were $11.5 million for the three months ended March 31, 2021 compared to $21.3 million for the three months ended March 31, 2020 of charges relating to the acquisition and integration of HFF (including retention and severance expense, early lease termination costs, and other integration expenses).
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

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
Other comprehensive loss before reclassification	—	(6.2)	(6.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(0.2)	—	(0.2)
Other comprehensive loss after tax expense of $ - , $ - and $ -	(0.2)	(6.2)	(6.4)
Balance as of March 31, 2021	$(81.4)	(302.2)	$(383.6)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive loss before reclassification	—	(143.4)	(143.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(143.4)	(143.4)
Balance as of March 31, 2020	$(72.0)	(499.2)	$(571.2)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.
13.     SUBSEQUENT EVENTS
On April 14, 2021, we executed Amendment No. 2 ("Amendment No. 2") to the Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (as amended, the "Credit Agreement") with a syndicate of lenders. The borrowing capacity under the Credit Agreement remains at $2.75 billion. The features to the Credit Agreement, as amended, provide for (i) an extension of the maturity date from May 2023 to April 2026, (ii) incremental flexibility of cash add-backs, all capped at the greater of $175.0 million or 20% of Bank Adjusted EBITDA for any twelve-month period, (iii) incorporating non-cash add-backs to Bank Adjusted EBITDA, (iv) certain sustainability-linked metrics incorporating KPI's with incentive pricing, and (v) auto-adjustment to new benchmark interest rates.
Refer to Note 9, Debt for further information on our Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2021, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report on Form 10-K.
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
We present our quarterly Management's Discussion and Analysis in the following sections:
(1)A summary of our critical accounting policies and estimates;
(2)Certain items affecting the comparability of results and certain market and other risks we face;
(3)The results of our operations, first on a consolidated basis and then for each of our business segments; and
(4)Liquidity and capital resources.
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2021.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. In 2020 and the three months ended March 31, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.

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
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020 and the three months ended March 31, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2021 and 2020, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•We define market volumes for Leasing as gross absorption of office real estate space in square feet for the U.S., Europe and selected markets in Asia Pacific. We define market volumes for Capital Markets as investment sales transactions globally.
•Assets under management data for LaSalle is reported on a one-quarter lag.
•MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.
•n.m.: not meaningful, represented by a percentage change of greater than 100% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$449.5	492.4	(42.9)	(9)%	(10)%
Capital Markets	320.4	342.3	(21.9)	(6)	(9)
Property & Facility Management	2,414.0	2,365.8	48.2	2	(1)
Project & Development Services	551.8	604.4	(52.6)	(9)	(12)
Advisory, Consulting and Other	210.2	186.2	24.0	13	8
Real Estate Services ("RES") revenue	$3,945.9	3,991.1	(45.2)	(1)%	(4)%
LaSalle	91.2	104.9	(13.7)	(13)	(16)
Revenue	$4,037.1	4,096.0	(58.9)	(1)%	(4)%
Reimbursements	(1,907.5)	(1,863.0)	(44.5)	2	—
Revenue before reimbursements	$2,129.6	2,233.0	(103.4)	(5)%	(8)%
Gross contract costs	(677.2)	(729.4)	52.2	(7)	(11)
Net non-cash MSR and mortgage banking derivative activity	(9.7)	1.6	(11.3)	n.m.	n.m.
Fee revenue	$1,442.7	1,505.2	(62.5)	(4)%	(7)%
Leasing	429.5	475.2	(45.7)	(10)	(11)
Capital Markets	305.3	334.1	(28.8)	(9)	(11)
Property & Facility Management	304.7	279.9	24.8	9	5
Project & Development Services	170.1	188.3	(18.2)	(10)	(13)
Advisory, Consulting and Other	147.8	129.1	18.7	14	9
RES fee revenue	$1,357.4	1,406.6	(49.2)	(3)%	(6)%
LaSalle	85.3	98.6	(13.3)	(13)	(17)
Compensation and benefits excluding gross contract costs	$1,072.2	1,064.3	7.9	1%	(2)%
Operating, administrative and other expenses excluding gross contract costs	229.3	305.6	(76.3)	(25)	(27)
Depreciation and amortization	53.0	55.0	(2.0)	(4)	(6)
Restructuring and acquisition charges	17.2	14.1	3.1	22	21
Total fee-based operating expenses	1,371.7	1,439.0	(67.3)	(5)	(7)
Gross contract costs	677.2	729.4	(52.2)	(7)	(11)
Total operating expenses, excluding reimbursed expenses	$2,048.9	2,168.4	(119.5)	(6)%	(9)%
Operating income	$80.7	64.6	16.1	25%	23%
Equity earnings (losses)	$48.5	(28.3)	76.8	n.m.	n.m.
Adjusted EBITDA	$190.1	95.6	94.5	99%	96%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following:
a.Fee revenue and Fee-based operating expenses;
b.Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and Adjusted EBITDA margin; and
c.Percentage changes against prior periods, presented on a local currency basis.
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
Gain on Disposition reflects the gain recognized on the sale of a business within Americas. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$4,037.1	4,096.0
Less: Reimbursements	(1,907.5)	(1,863.0)
Revenue before reimbursements	2,129.6	2,233.0
Adjustments:
Gross contract costs	(677.2)	(729.4)
Net non-cash MSR and mortgage banking derivative activity	(9.7)	1.6
Fee revenue	$1,442.7	1,505.2

Operating expenses	$3,956.4	4,031.4
Less: Reimbursed expenses	(1,907.5)	(1,863.0)
Operating expenses, excluding reimbursed expenses	2,048.9	2,168.4
Less: Gross contract costs	(677.2)	(729.4)
Fee-based operating expenses	$1,371.7	1,439.0

Operating income	$80.7	64.6
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended March 31,
(in millions)	2021	2020
Net income attributable to common shareholders	$103.0	5.3
Add:
Interest expense, net of interest income	10.4	14.6
Provision for income taxes	28.2	5.0
Depreciation and amortization	53.0	55.0
EBITDA	$194.6	79.9
Adjustments:
Restructuring and acquisition charges	17.2	14.1
Gain on disposition	(12.0)	—
Net non-cash MSR and mortgage banking derivative activity	(9.7)	1.6
Adjusted EBITDA	$190.1	95.6

Net income margin attributable to common shareholders	4.8%	0.2%

Adjusted EBITDA margin	13.4%	6.4%

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

	Three Months Ended March 31,
($ in millions)	2021	% Change
Revenue:
At current period exchange rates	$4,037.1	(1)%
Impact of change in exchange rates	(110.2)	n/a
At comparative period exchange rates	$3,926.9	(4)%

Fee revenue:
At current period exchange rates	$1,442.7	(4)%
Impact of change in exchange rates	(40.5)	n/a
At comparative period exchange rates	$1,402.2	(7)%

Operating income:
At current period exchange rates	$80.7	25%
Impact of change in exchange rates	(1.3)	n/a
At comparative period exchange rates	$79.4	23%

Adjusted EBITDA:
At current period exchange rates	$190.1	99%
Impact of change in exchange rates	(2.6)	n/a
At comparative period exchange rates	$187.5	96%

Revenue
The continued impact of the COVID-19 pandemic (the "pandemic") contributed to lower consolidated RES revenue, down 4% to $3.9 billion, and fee revenue, down 6% to $1.4 billion, compared with the prior-year quarter, as strong growth in Asia Pacific was more than offset by declines in Americas and EMEA. Notably, the consolidated RES revenue decreases in transaction-based service lines were less significant than the trailing three quarters, with encouraging economic indicators present in many geographies. Corporate Solutions continued to deliver stable fee revenue performance as strength in facilities management offset a decrease in Project & Development Services.
Geographically across service lines, EMEA represented 60% of the RES revenue decline for the first quarter on a local currency basis, Americas represented 54% and Asia Pacific partially offset these decreases. With respect to RES fee revenue, Americas represented nearly all of the decline for the first quarter on a local currency basis, as growth in Asia Pacific offset the decline in EMEA. Refer to the segment results discussion for further detail.
LaSalle revenue decreased 16% compared with the prior-year quarter. Refer to the LaSalle segment discussion for further detail.
Our consolidated fee revenue decreased 4% in U.S. dollars (“USD”) and 7% in local currency for the first quarter of 2021, compared with 2020. The spread was driven by the weakening of the U.S. dollar against several major currencies, especially the British pound sterling, euro and Australian dollar.
Operating Expenses
In the first quarter of 2021, consolidated operating expenses, excluding reimbursed expenses, were $2.0 billion, down 9% from 2020, and consolidated fee-based operating expenses, were $1.4 billion, down 7% from the prior-year quarter. For the first quarter, the decrease in fee-based operating expenses was driven by Americas (97% of the reduction on a local currency basis).
Americas results reflected an $8.1 million non-cash reduction to loan loss credit reserves, compared with a $30.6 million increase in reserves during the prior-year quarter.
Restructuring and acquisition charges increased compared with the prior year; refer to following table for further detail.

	Three Months Ended March 31,
(in millions)	2021	2020
Severance and other employment-related charges	$1.8	1.3
Restructuring, pre-acquisition and post-acquisition charges	15.5	21.0
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(0.1)	(8.2)
Total restructuring & acquisition charges	$17.2	14.1
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$11.5	21.3
Charges associated with the acquisition and integration of HFF included retention and severance expense, early lease termination costs, and other integration expenses.
Equity Earnings
For the first quarter of 2021, we recognized equity earnings of $48.5 million, compared with equity losses of $28.3 million in the prior-year quarter.
Valuation increases of JLL Technologies' investments contributed $34.7 million this quarter, reflecting progress in the strategy to invest in early-stage proptech companies; refer to the Americas segment discussion for additional detail. In addition, substantially all of the $12.7 million of equity earnings in the Americas segment in 2020 were attributable to gains by consolidated variable interest entities in which we held no equity interest; these gains are also reflected in net income attributable to noncontrolling interest and, therefore, have no impact to net income attributable to common shareholders.
LaSalle recognized $13.0 million of equity earnings in 2021, compared with $40.3 million of equity losses last year. Refer to the LaSalle segment discussion for additional detail.

Income Taxes
The provision for income taxes was $28.2 million for the three months ended March 31, 2021, representing an effective tax rate of 21.6%. For the three months ended March 31, 2020, the provision was $5.0 million, representing an effective tax rate of 22.0%.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three months ended March 31, 2021 was $103.0 million, compared with $5.3 million in 2020. Adjusted EBITDA was $190.1 million for the first quarter of 2021, an increase of 96% from the prior-year period. Net income attributable to common shareholders in 2021 included a $12.0 million gain recognized on the sale of a business as part of a broader investment made in Roofstock, a marketplace for investing in the dynamic single-family rental sector. This gain on sale is excluded from adjusted measures.
Net income margin attributable to common shareholders for the first quarter (against Revenue before reimbursements) was 4.8%, compared with 0.2% in the prior-year quarter. Adjusted EBITDA margin for the first quarter, calculated on a fee-revenue basis, was 13.2% in USD (13.4% in local currency), compared with 6.4% in 2020. The net margin expansion was primarily due to the year-over-year non-cash changes in LaSalle equity earnings and loan loss credit reserves discussed above. Remaining margin expansion was driven by JLL Technologies' investments as well as strong contributions from Asia Pacific, partially offset by a decline in EMEA. Refer to the segment operating results discussions for additional detail.
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

Americas - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$2,443.9	2,523.1	(79.2)	(3)%	(3)%
Reimbursements	(1,385.7)	(1,393.5)	7.8	(1)	(1)
Revenue before reimbursements	$1,058.2	1,129.6	(71.4)	(6)%	(6)%
Gross contract costs	(215.8)	(212.8)	(3.0)	1	2
Net non-cash MSR and mortgage banking derivative activity	(9.7)	1.6	(11.3)	n.m.	n.m.
Fee revenue	$832.7	918.4	(85.7)	(9)%	(9)%
Leasing	351.4	405.6	(54.2)	(13)	(14)
Capital Markets	206.6	246.6	(40.0)	(16)	(16)
Property & Facility Management	146.5	128.7	17.8	14	14
Project & Development Services	81.3	93.4	(12.1)	(13)	(13)
Advisory, Consulting and Other	46.9	44.1	2.8	6	6
Compensation, operating and administrative expenses excluding gross contract costs	$698.8	797.5	(98.7)	(12)%	(12)%
Depreciation and amortization	33.1	37.4	(4.3)	(11)	(11)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	731.9	834.9	(103.0)	(12)	(12)
Gross contract costs	215.8	212.8	3.0	1	2
Segment operating expenses (excluding reimbursed expenses)	$947.7	1,047.7	(100.0)	(10)%	(10)%
Equity earnings	$34.5	12.7	21.8	n.m.	n.m.
Segment income	$145.0	94.6	50.4	53%	53%
Adjusted EBITDA	$169.0	121.3	47.7	39%	39%
The pandemic continued to negatively impact the Americas transaction-based service lines, although the decline in U.S. Leasing was notably less significant than recent quarters. Continued growth in industrial partially offset a decline in office leasing activity, however, U.S. office leasing again outperformed market gross absorption, which was down 45% according to JLL Research. Lower investment sales and debt placement activity drove the decline in Capital Markets revenue while our multifamily business continued to deliver stable revenue performance. Strong revenue and fee revenue growth in Property & Facility Management was attributable to new client wins and expansions of existing Corporate Solutions client relationships.
Equity earnings were entirely driven by valuation increases to JLL Technologies' investments, a reflection of subsequent financing rounds at increased per-share values for certain investments. In the prior year, equity earnings were largely attributable to gains by consolidated variable interest entities in which the company held no equity interest, and therefore, these gains had no net impact to Adjusted EBITDA.
The decreases in segment operating expenses and segment fee-based operating expenses for the first quarter of 2021 compared with 2020 were driven by savings resulting from cost mitigation efforts during the trailing twelve months and lower revenue-related expenses.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 20.3% in USD and in local currency, compared with 13.2% in 2020. The equity earnings noted above and year-over-year change in loan loss credit reserves substantially drove the margin expansion. The residual nominal improvement reflected cost mitigation savings noted above which offset the impact of lower revenue.

EMEA - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$716.2	755.9	(39.7)	(5)%	(12)%
Reimbursements	(153.4)	(182.8)	29.4	(16)	(23)
Revenue before reimbursements	$562.8	573.1	(10.3)	(2)%	(9)%
Gross contract costs	(251.3)	(262.6)	11.3	(4)	(11)
Fee revenue	$311.5	310.5	1.0	—%	(7)%
Leasing	50.3	47.0	3.3	7	(1)
Capital Markets	70.3	68.8	1.5	2	(5)
Property & Facility Management	77.0	77.9	(0.9)	(1)	(8)
Project & Development Services	59.2	66.1	(6.9)	(10)	(16)
Advisory, Consulting and Other	54.7	50.7	4.0	8	—
Compensation, operating and administrative expenses excluding gross contract costs	$336.4	321.8	14.6	5%	(2)%
Depreciation and amortization	10.9	9.2	1.7	18	11
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	347.3	331.0	16.3	5	(2)
Gross contract costs	251.3	262.6	(11.3)	(4)	(11)
Segment operating expenses (excluding reimbursed expenses)	$598.6	593.6	5.0	1%	(6)%
Equity earnings	$—	—	—	n.m.	n.m.
Segment loss	$(35.8)	(20.5)	(15.3)	75%	69%
Adjusted EBITDA	$(24.8)	(10.6)	(14.2)	n.m.	n.m.
EMEA’s revenue and fee revenue in 2021 continued to be affected by the pandemic, compared with the prior-year quarter which had not yet been meaningfully impacted. Transaction-based revenues were largely stable as significant growth in certain geographies, highlighted by Switzerland, was offset by geographies that experienced more restrictive lock-down measures, such as Germany and the UK. Lower activity in our fit-out business and significant prior-year project activity in MENA that did not recur this quarter primarily drove the decline in Project & Development Services. A decrease in fee revenue from the UK mobile engineering business impacted Property & Facility Management.
The decreases (in local currency) in segment operating expenses and segment fee-based operating expenses, compared with the prior-year quarter, were primarily due to savings resulting from cost mitigation efforts during the trailing twelve months and lower revenue-related expenses, partially offset by a contract loss in our UK mobile engineering business.
Adjusted EBITDA margin for the first quarter, calculated on a fee-revenue basis, was negative 8.0% in USD (negative 8.4% in local currency), compared with negative 3.4% in the prior-year quarter. The decline in revenue as well as the above-noted contract loss contributed to the lower margin performance, more than offsetting the cost mitigation expense savings.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$785.8	712.1	73.7	10%	3%
Reimbursements	(366.9)	(284.9)	(82.0)	29	19
Revenue before reimbursements	$418.9	427.2	(8.3)	(2)%	(8)%
Gross contract costs	(205.7)	(249.5)	43.8	(18)	(21)
Fee revenue	$213.2	177.7	35.5	20%	12%
Leasing	27.8	22.6	5.2	23	16
Capital Markets	28.4	18.7	9.7	52	39
Property & Facility Management	81.2	73.3	7.9	11	4
Project & Development Services	29.6	28.8	0.8	3	(4)
Advisory, Consulting and Other	46.2	34.3	11.9	35	24
Compensation, operating and administrative expenses excluding gross contract costs	$189.1	168.0	21.1	13%	5%
Depreciation and amortization	7.3	6.6	0.7	11	4
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	196.4	174.6	21.8	12	5
Gross contract costs	205.7	249.5	(43.8)	(18)	(21)
Segment operating expenses (excluding reimbursed expenses)	$402.1	424.1	(22.0)	(5)%	(10)%
Equity earnings (losses)	$1.0	(0.7)	1.7	n.m.	n.m.
Segment income	$17.8	2.4	15.4	n.m.	n.m.
Adjusted EBITDA	$25.0	9.4	15.6	n.m.	n.m.
Asia Pacific's double-digit fee revenue increase reflected strong growth in transaction-based revenue along with continued stability in Corporate Solutions. An increase in large-deal transactions, particularly in Singapore and Australia, drove revenue expansion in Capital Markets. Growth in Leasing was led by a pick-up in office volumes, especially in Greater China. Significant growth in valuations services, notably in Greater China and Australia, led Advisory, Consulting and Other.
Higher segment fee-based operating expenses, compared with 2020, was primarily attributable to revenue-related expense increases, partially offset by savings resulting from cost mitigation efforts during the trailing twelve months. Lower segment operating expenses, compared with last year, was due to a decrease in gross contract costs.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 11.7% in USD (11.3% in local currency), compared with 5.3% last year. The significant margin expansion was attributable to growth in transaction-based revenue and expense savings noted above.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$91.2	104.9	(13.7)	(13)%	(16)%
Reimbursements	(1.5)	(1.8)	0.3	(17)	(24)
Revenue before reimbursements	$89.7	103.1	(13.4)	(13)%	(16)%
Gross contract costs	(4.4)	(4.5)	0.1	(2)	(3)
Fee revenue	$85.3	98.6	(13.3)	(13)%	(17)%
Advisory fees	79.3	82.0	(2.7)	(3)	(8)
Transaction fees & other	6.0	10.9	(4.9)	(45)	(47)
Incentive fees	—	5.7	(5.7)	(100)	(100)
Compensation, operating and administrative expenses excluding gross contract costs	$77.2	82.6	(5.4)	(7)%	(10)%
Depreciation and amortization	1.7	1.8	(0.1)	(6)	(10)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	78.9	84.4	(5.5)	(7)	(10)
Gross contract costs	4.4	4.5	(0.1)	(2)	(3)
Segment operating expenses (excluding reimbursed expenses)	$83.3	88.9	(5.6)	(6)%	(9)%
Equity earnings (losses)	$13.0	(40.3)	53.3	n.m.	n.m.
Segment income (loss)	$19.4	(26.1)	45.5	n.m.	n.m.
Adjusted EBITDA	$20.9	(24.4)	45.3	n.m.	n.m.
Lower LaSalle advisory fees were largely attributable to pandemic-driven valuation declines in assets under management over the trailing twelve months. Transaction and Incentive fees reflected decreased acquisition/transaction activity in 2021.
Equity earnings in the current quarter were substantially driven by increases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio. In the prior year, equity losses were largely driven by the pandemic's impact on real estate prices which drove lower estimated fair values within the portfolio.
The decreases in segment operating expenses and segment fee-based operating expenses, compared with the prior-year quarter, was driven by lower revenue-related variable expenses.
Adjusted EBITDA margin for the quarter was 24.5% in USD (24.7% local currency), compared with negative 24.8% last year. Margin improvement was attributable to the year-over-year change in equity earnings, partially offset by lower revenue.
AUM was $70.9 billion as of March 31, 2021, an increase of 3% in USD (no change in local currency) from $68.9 billion as of December 31, 2020. The AUM increase resulted from (i) $1.9 billion of foreign currency increases, (ii) $1.1 billion of acquisitions, and (iii) $0.9 billion of net valuation increases, partially offset by $1.9 billion dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases and dividend payments, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $461.8 million of cash in the first three months of 2021, compared with $546.1 million of cash used during the same period in 2020. The decrease in cash used was primarily due to less incentive compensation paid in 2021, compared with 2020, a result of 2020 business performance compared with 2019. This was partially offset by lower collections of trade receivables, reflecting higher revenue in 2019 compared with 2020.
Cash Flows from Investing Activities
We used $97.8 million of cash for investing activities during the first three months of 2021, as compared to $90.5 million used during the same period in 2020. The slight increase in cash used was driven by an increase in acquisitions in investment properties (less than wholly-owned), partially offset by a decrease in net capital contributions to real estate ventures and lower capital expenditures in 2021. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $376.7 million of cash during the first three months of 2021, as compared to $883.3 million provided by financing activities during the same period in 2020. The net decrease of $506.6 million in cash flows from financing activities is substantially driven by a decrease in borrowings on our Facility. The borrowings on our Facility in the first quarter fund seasonal liquidity needs, specifically annual incentive compensation payments made in the first quarter, which were notably lower in 2021 as discussed in the cash flows from operating activities section above.
Debt
Our $2.75 billion Facility matures on May 17, 2023. As of March 31, 2021, we had outstanding borrowings under the Facility of $350.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2020, we had no outstanding borrowings under the Facility and outstanding letters of credit of $0.7 million. The average outstanding borrowings under the Facility were $184.4 million and $935.2 million during the three months ended March 31, 2021 and 2020.
In addition to our Facility, we had the capacity to borrow up to $63.4 million under local overdraft facilities as of March 31, 2021. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $90.6 million and $62.0 million as of March 31, 2021 and December 31, 2020, respectively, of which $16.0 million and $12.0 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
On April 14, 2021, we renewed our Facility and extend its maturity date to April 2026. See Note 13, Subsequent Events, in the Notes to Condensed Consolidated Financial Statement for additional information about the Amendment.
Investment Activity
As of March 31, 2021, we had a carrying value of $545.1 million in investments, primarily related to LaSalle co-investments in real estate ventures and investments by JLL Technologies in early-stage proptech companies. For the three months ended March 31, 2021, and 2020, funding of investments exceeded return of capital by $29.8 million, and $40.6 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by JLL Technologies.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
On February 21, 2021, our Board of Directors authorized an additional $500.0 million for the repurchase of our common stock in the open market and privately negotiated transactions. During the three months ended March 31, 2021 we did not repurchase any shares. During the three months ended March 31, 2020 we repurchased nearly 188,000 shares for $25.0 million. As of March 31, 2021, $600.0 million remained authorized for repurchases under our share repurchase program.
Capital Expenditures
Net capital additions for the three months ended March 31, 2021 and 2020, were $34.6 million and $44.4 million, respectively. Our capital expenditures in 2021 were primarily for leased office spaces improvements and purchased/developed software.
Investment Asset Activity of Less Than Wholly-Owned Entities
Net capital additions made by consolidated VIEs in which we held no equity interest for the three months ended March 31, 2021 and 2020, were $37.2 million and $3.2 million, respectively, primarily to acquire real estate (net of real estate sales).
Business Acquisitions
During the three months ended March 31, 2021, we paid $26.4 million for business acquisitions. This included $0.2 million of payments relating to acquisitions in 2021 and $26.2 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $26.9 million as of March 31, 2021. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2021, we had the potential to make earn-out payments for a maximum of $157.8 million on 24 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2021 and December 31, 2020, we had total cash and cash equivalents of $456.6 million and $574.3 million, respectively, of which approximately $375.4 million and $445.2 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of March 31, 2021 and December 31, 2020.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $309.9 million as of March 31, 2021. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2020 in Part I, Item 1A. Risk Factors and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2021 on our variable-rate debt, our results would reflect an increase of $0.2 million to Interest expense, net of interest income, for the three months ended March 31, 2021.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2021	2020
British Pound	9%	8%
Euro	7	8
Other	27	25
Revenue exposed to foreign exchange rates	43%	41%
United States dollar	57	59
Total Revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 6. Exhibits

Exhibit Number	Description
10.1	Form Change in Control Agreement for Global Executive Board (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 4, 2021 (File No. 001-13145))

10.2	Amendment No. 2 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 16, 2021 (File No. 001-13145))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2021.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)