Form 10-Q
period 2021-06-30
JONES LANG LASALLE INC
filed 2021-08-04
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 2, 2021 was 50,701,671.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$494.0	574.3
Trade receivables, net of allowance of $72.3 and $66.5	1,584.1	1,636.1
Notes and other receivables	381.8	469.9
Reimbursable receivables	1,426.4	1,461.3
Warehouse receivables	741.7	1,529.2
Short-term contract assets, net of allowance of $2.1 and $1.8	286.0	265.8
Prepaid & other	414.0	517.1
Total current assets	5,328.0	6,453.7
Property and equipment, net of accumulated depreciation of $867.3 and $806.2	683.8	663.9
Operating lease right-of-use assets	694.3	707.4
Goodwill	4,205.1	4,224.7
Identified intangibles, net of accumulated amortization of $320.7 and $295.3	672.5	679.8
Investments in real estate ventures, including $505.0 and $340.3 at fair value	614.0	430.8
Long-term receivables	281.5	231.1
Deferred tax assets, net	285.8	296.5
Deferred compensation plan	503.5	446.3
Other	186.6	182.3
Total assets	$13,455.1	14,316.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,034.6	1,229.8
Reimbursable payables	1,042.3	1,154.5
Accrued compensation & benefits	1,171.6	1,433.2
Short-term borrowings	102.5	62.0
Short-term contract liabilities and deferred income	174.6	192.9
Short-term acquisition-related obligations	25.4	91.7
Warehouse facilities	714.1	1,498.4
Short-term operating lease liabilities	157.6	165.7
Other	219.4	299.6
Total current liabilities	4,642.1	6,127.8
Credit facility, net of debt issuance costs of $13.3 and $8.7	336.7	(8.7)
Long-term debt, net of debt issuance costs of $2.1 and $2.5	687.9	702.0
Deferred tax liabilities, net	110.6	120.0
Deferred compensation	485.4	450.0
Long-term acquisition-related obligations	19.1	26.2
Long-term operating lease liabilities	691.1	683.9
Other	575.0	597.5
Total liabilities	7,547.9	8,698.7
Redeemable noncontrolling interest	7.5	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,075,494 and 51,970,307 shares issued; 51,145,228 and 51,105,417 outstanding	0.5	0.5
Additional paid-in capital	2,040.6	2,023.3
Retained earnings	4,278.9	3,975.9
Treasury stock, at cost, 930,266 and 864,890 shares	(122.3)	(96.1)
Shares held in trust	(5.3)	(5.6)
Accumulated other comprehensive loss	(383.1)	(377.2)
Total Company shareholders’ equity	5,809.3	5,520.8
Noncontrolling interest	90.4	89.2
Total equity	5,899.7	5,610.0
Total liabilities, redeemable noncontrolling interest and equity	$13,455.1	14,316.5
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Revenue before reimbursements	$2,507.5	1,828.5	$4,637.1	4,061.5
Reimbursements	1,987.5	1,841.9	3,895.0	3,704.9
Total revenue	$4,495.0	3,670.4	$8,532.1	7,766.4
Operating expenses:
Compensation and benefits	$1,551.3	1,175.3	$2,885.7	2,499.8
Operating, administrative and other	659.3	557.3	1,303.6	1,332.1
Reimbursed expenses	1,987.5	1,841.9	3,895.0	3,704.9
Depreciation and amortization	54.5	56.9	107.5	111.9
Restructuring and acquisition charges	18.1	28.2	35.3	42.3
Total operating expenses	$4,270.7	3,659.6	$8,227.1	7,691.0
Operating income	$224.3	10.8	$305.0	75.4
Interest expense, net of interest income	10.6	14.9	21.0	29.5
Equity earnings (losses)	40.8	14.7	89.3	(13.6)
Other (loss) income	(0.2)	5.2	11.6	6.1
Income before income taxes and noncontrolling interest	254.3	15.8	384.9	38.4
Income tax provision	54.9	1.5	83.1	6.5
Net income	199.4	14.3	301.8	31.9
Net (loss) income attributable to noncontrolling interest	(0.6)	(0.9)	(1.2)	11.4
Net income attributable to common shareholders	$200.0	15.2	$303.0	20.5
Basic earnings per common share	$3.90	0.29	$5.91	0.40
Basic weighted average shares outstanding (in 000's)	51,288	51,635	51,231	51,623
Diluted earnings per common share	$3.82	0.29	$5.80	0.39
Diluted weighted average shares outstanding (in 000's)	52,324	52,173	52,253	52,305
Net income attributable to common shareholders	$200.0	15.2	$303.0	20.5
Change in pension liabilities, net of tax	0.7	—	0.5	—
Foreign currency translation adjustments	(0.2)	33.8	(6.4)	(109.6)
Comprehensive income (loss) attributable to common shareholders	$200.5	49.0	$297.1	(89.1)
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (loss)	—	—	—	103.0	—	—	—	(0.6)	102.4
Shares issued under stock-based compensation programs	290,563	—	(15.6)	—	—	15.9	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(89,780)	—	(9.7)	—	—	(5.5)	—	—	(15.2)
Amortization of stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Shares held in trust	—	—	—	—	0.2	—	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
March 31, 2021	51,306,200	$0.5	2,015.5	4,078.9	(5.4)	(85.7)	(383.6)	86.7	$5,706.9
Net income (loss)	—	—	—	200.0	—	—	—	(0.6)	199.4
Shares issued under stock-based compensation programs	13,712	—	(1.0)	—	—	1.5	—	—	0.5
Shares repurchased for payment of taxes on stock-based compensation	(2,184)	—	(0.2)	—	—	(0.2)	—	—	(0.4)
Amortization of stock-based compensation	—	—	26.3	—	—	—	—	—	26.3
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Change in pension liabilities, net of tax	—	—	—	—	—		0.7	—	0.7
Repurchase of common stock	(172,500)	—	—	—	—	(37.9)	—	—	(37.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	—	(0.2)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	4.3	4.3
June 30, 2021	51,145,228	$0.5	2,040.6	4,278.9	(5.3)	(122.3)	(383.1)	90.4	$5,899.7
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Company Shareholder's Equity

			Additional		Shares
(in millions, except share and per share data) (unaudited)	Common Stock		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
Net income (loss) (3)	—	—	—	15.2	—	—	—	(1.0)	14.2
Shares issued under stock-based compensation programs	23,762	—	—	—	—	0.6	—	—	0.6
Shares repurchased for payment of taxes on stock-based compensation	(4,546)	—	(1.0)	—	—	—	—	—	(1.0)
Amortization of stock-based compensation	—	—	30.7	—	—	—	—	—	30.7
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	33.8	—	33.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	2.3	2.3
Balances at June 30, 2020	51,642,055	$0.5	1,999.3	3,593.9	(5.7)	(24.4)	(537.4)	83.2	$5,109.4
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2020.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$301.8	31.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	107.5	111.9
Equity (earnings) losses	(89.3)	13.6
Net (gain) loss on dispositions	(11.4)	1.1
Distributions of earnings from real estate ventures	4.6	8.7
Provision for loss on receivables and other assets	(0.2)	54.2
Amortization of stock-based compensation	43.8	49.3
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(15.4)	(7.0)
Accretion of interest and amortization of debt issuance costs	2.2	2.7
Other, net	(21.1)	(36.9)
Change in:
Receivables	70.1	632.0
Reimbursable receivables and reimbursable payables	(77.4)	46.7
Prepaid expenses and other assets	(75.8)	(18.0)
Deferred tax assets, net	1.3	(18.3)
Accounts payable and accrued liabilities	(265.7)	(189.7)
Accrued Compensation	(221.1)	(726.9)
Net cash used in operating activities	(246.1)	(44.7)
Cash flows from investing activities:
Net capital additions – property and equipment	(69.8)	(77.3)
Net investment asset activity (less than wholly-owned)	(41.8)	(7.7)
Business acquisitions, net of cash acquired	(0.2)	—
Capital contributions to real estate ventures	(77.4)	(54.9)
Distributions of capital from real estate ventures	13.5	24.7
Other, net	(38.1)	5.8
Net cash used in investing activities	(213.8)	(109.4)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	2,373.0	3,433.0
Repayments of borrowings under credit facility	(2,023.0)	(3,258.0)
Net proceeds from (repayments of) short-term borrowings	47.6	(4.8)
Payments of deferred business acquisition obligations and earn-outs	(54.3)	(19.1)
Repurchase of common stock	(37.9)	(25.0)
Other, net	9.3	(12.0)
Net cash provided by financing activities	314.7	114.1
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(9.7)	(15.1)
Net change in cash, cash equivalents and restricted cash	(154.9)	(55.1)
Cash, cash equivalents and restricted cash, beginning of the period	839.8	652.1
Cash, cash equivalents and restricted cash, end of the period	$684.9	597.0
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$265.5	200.2
Restricted cash, end of period	190.9	183.5
Cash paid during the period for:
Interest	$19.9	29.0
Income taxes, net of refunds	114.8	48.5
Operating leases	98.6	93.6
Non-cash activities:
Business acquisitions (including contingent consideration)	$3.8	—
Non-cash consideration received for disposition	23.9	—
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
Our Condensed Consolidated Financial Statements as of June 30, 2021, and for the periods ended June 30, 2021 and 2020, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from transaction-based activities (e.g. leasing and capital markets) is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. In 2020 and during the six months ended June 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
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

2.NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020‑01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 and clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance effective January 1, 2021, and the adoption did not impact our financial statements and related disclosures.
3.REVENUE RECOGNITION
Revenue excluded from the scope of ASC Topic 606 - Our mortgage banking and servicing operations - such as Mortgage Servicing Rights ("MSR")-related activity, loan origination fees, and servicing income - are excluded from the scope of ASC Topic 606. Such revenue was included entirely within Americas Capital Markets and is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue excluded from scope of ASC Topic 606	$63.4	53.4	$133.6	102.7
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

(in millions)	June 30, 2021	December 31, 2020
Contract assets, gross	$366.1	347.8
Contract asset allowance	(2.4)	(2.1)
Contract assets, net	$363.7	345.7

Contract liabilities	$95.7	111.0
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Americas
Leasing	$484.2	278.1	$847.9	697.0
Capital Markets	296.0	140.8	512.9	388.2
Property & Facility Management	1,517.2	1,439.5	3,012.0	2,898.3
Project & Development Services	303.0	275.3	572.8	581.7
Advisory, Consulting and Other	101.1	95.3	199.8	186.9
Revenue	$2,701.5	2,229.0	$5,145.4	4,752.1
Depreciation and amortization	$34.3	39.1	$67.4	76.5
Equity earnings	$16.5	2.9	$51.0	15.6
Segment income	$206.6	42.5	$351.6	137.1

EMEA
Leasing	$74.0	46.7	$128.4	94.8
Capital Markets	99.4	50.0	173.6	123.2
Property & Facility Management	361.9	320.5	706.0	695.5
Project & Development Services	204.8	164.3	388.5	367.5
Advisory, Consulting and Other	69.7	44.7	129.5	101.1
Revenue	$809.8	626.2	$1,526.0	1,382.1
Depreciation and amortization	$11.0	9.0	$21.9	18.2
Equity earnings	$—	—	$—	—
Segment income (loss)	$0.3	(33.4)	$(35.5)	(53.9)

Asia Pacific
Leasing	$52.7	33.8	$84.1	59.2
Capital Markets	53.0	24.0	82.3	45.7
Property & Facility Management	587.5	515.2	1,162.6	1,047.2
Project & Development Services	109.9	97.2	208.2	192.0
Advisory, Consulting and Other	64.8	45.1	116.5	83.3
Revenue	$867.9	715.3	$1,653.7	1,427.4
Depreciation and amortization	$7.6	7.0	$14.9	13.6
Equity earnings (losses)	$1.0	0.5	$2.0	(0.2)
Segment income	$36.5	19.2	$54.3	21.6

LaSalle
Advisory fees	$89.6	80.9	$173.1	166.5
Transaction fees & other	11.0	4.8	18.7	18.4
Incentive fees	15.2	14.2	15.2	19.9
Revenue	$115.8	99.9	$207.0	204.8
Depreciation and amortization	$1.6	1.8	$3.3	3.6
Equity earnings (losses)	$23.3	11.3	$36.3	(29.0)
Segment income (loss)	$39.8	25.4	$59.2	(0.7)

The following table is a reconciliation of Segment income to consolidated Operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Segment income - Americas	$206.6	42.5	$351.6	137.1
Segment income (loss) - EMEA	0.3	(33.4)	(35.5)	(53.9)
Segment income - APAC	36.5	19.2	54.3	21.6
Segment income (loss) - LaSalle	39.8	25.4	59.2	(0.7)
Less: Equity (earnings) losses	(40.8)	(14.7)	(89.3)	13.6
Add: Restructuring and acquisition charges	(18.1)	(28.2)	(35.3)	(42.3)
Operating income	$224.3	10.8	$305.0	75.4
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2021 Business Combinations Activity
During the six months ended June 30, 2021, there were no strategic acquisitions and we paid $78.4 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2020 Business Combinations Activity
During the year ended December 31, 2020 we completed no new acquisitions.
Earn-Out Payments

($ in millions)	June 30, 2021	December 31, 2020
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	22	35
Maximum earn-out payments (undiscounted)	$106.7	$199.2
Short-term earn-out liabilities (fair value)(1)	13.4	77.2
Long-term earn-out liabilities (fair value)(1)	4.6	8.5
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2021 consisted of: (1) goodwill of $4,205.1 million, (2) identifiable intangibles of $620.0 million amortized over their remaining finite useful lives, and (3) $52.5 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2020	$2,878.0	959.7	329.2	57.8	$4,224.7
Dispositions	(11.0)	(0.7)	—	—	(11.7)
Impact of exchange rate movements	1.0	(4.5)	(4.4)	—	(7.9)
Balance as of June 30, 2021	$2,868.0	954.5	324.8	57.8	$4,205.1

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	(1.7)	(41.4)	(2.5)	(1.0)	(46.6)
Balance as of June 30, 2020	$2,875.9	873.8	315.1	56.1	$4,120.9
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2020	$572.1	265.8	55.7	23.6	57.9	$975.1
Additions, net of adjustments (1)	61.9	—	3.8	—	—	65.7
Adjustment for fully amortized intangibles	(17.2)	(9.0)	(16.1)	(3.7)	—	(46.0)
Impact of exchange rate movements	—	—	0.3	(0.5)	(1.4)	(1.6)
Balance as of June 30, 2021	$616.8	256.8	43.7	19.4	56.5	$993.2

Accumulated Amortization
Balance as of December 31, 2020	$(147.8)	(94.1)	(39.5)	(8.6)	(5.3)	$(295.3)
Amortization, net (2)	(44.9)	(20.7)	(4.0)	(0.7)	(0.9)	(71.2)
Adjustment for fully amortized intangibles	17.2	9.0	16.1	3.7	—	46.0
Impact of exchange rate movements	—	(0.1)	(0.2)	0.1	—	(0.2)
Balance as of June 30, 2021	$(175.5)	(105.9)	(27.6)	(5.5)	(6.2)	$(320.7)

Net book value as of June 30, 2021	$441.3	150.9	16.1	13.9	50.3	$672.5
(1) Included in this amount for MSRs was $7.6 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
6.INVESTMENTS IN REAL ESTATE VENTURES
As of June 30, 2021 and December 31, 2020, we had Investments in real estate ventures of $614.0 million and $430.8 million, respectively.
Approximately 90% of our investments, as of June 30, 2021, are primarily (i) direct investments in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement and (ii) investments by JLL Technologies in early-stage proptech companies. The remaining 10% of our Investments in real estate ventures, as of June 30, 2021, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, generally, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $315.5 million as of June 30, 2021. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.4 million relating to our investment in LIC II as its fund life terminated in January 2020.
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

Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	June 30, 2021	December 31, 2020
Property and equipment, net	$157.8	117.4
Investments in real estate ventures	9.3	9.0
Other assets	12.7	21.0
Total assets	$179.8	147.4
Other current liabilities	$2.0	1.9
Mortgage indebtedness (included in Other liabilities)	91.4	60.3
Total liabilities	93.4	62.2
Members' equity (included in Noncontrolling interest)	86.4	85.2
Total liabilities and members' equity	$179.8	147.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$2.9	2.9	$5.5	7.2
Operating and other expenses	(3.5)	(3.9)	(6.7)	(8.2)
Net gains on sale of investments(1)	—	—	—	12.2
Net (loss) income	$(0.6)	(1.0)	$(1.2)	11.2
(1) The 2020 gain was included in Equity earnings.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the six months ended June 30, 2021 and 2020.
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

(in millions)	2021	2020
Fair value investments as of January 1,	$340.3	328.6
Investments	98.6	29.8
Distributions	(15.9)	(29.6)
Change in fair value, net	85.1	(21.4)
Foreign currency translation adjustments, net	(3.1)	(3.3)
Fair value investments as of June 30,	$505.0	304.1
See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2021	940.3	439.1	1,379.4	$134.84	1.70
Granted	200.5	107.2	307.7	186.21
Vested	(10.7)	—	(10.7)	142.07
Forfeited	(12.0)	(1.1)	(13.1)	123.85
Unvested as of June 30, 2021	1,118.1	545.2	1,663.3	$144.01	1.92

Unvested as of March 31, 2020	1,208.9	286.8	1,495.7	$144.71	1.78
Granted	152.3	272.0	424.3	113.67
Vested	(10.2)	—	(10.2)	118.91
Forfeited	(7.8)	—	(7.8)	143.09
Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	257.1	107.2	364.3	179.95
Vested	(218.1)	(79.0)	(297.1)	150.45
Forfeited	(17.1)	(14.5)	(31.6)	138.47
Unvested as of June 30, 2021	1,118.1	545.2	1,663.3	$144.01	1.92

Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	162.0	272.0	434.0	118.66
Vested	(334.8)	—	(334.8)	136.36
Forfeited	(16.3)	—	(16.3)	140.22
Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01
As of June 30, 2021, we had $104.0 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2026; $16.7 million relates to the awards issued in conjunction with the HFF acquisition.
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
We estimated the fair value of our Long-term debt as $706.0 million and $723.7 million as of June 30, 2021 and December 31, 2020, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $687.9 million and $702.0 million as of June 30, 2021 and December 31, 2020, respectively, and included debt issuance costs of $2.1 million and $2.5 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In instances where the reported NAV per share did not fully incorporate the COVID-19 pandemic’s impact on the fair value of underlying investments, we recognized an adjustment to decrease the reported NAV. As of June 30, 2021, there were no such adjustments compared with adjustments of $22.8 million as of December 31, 2020. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2021 and December 31, 2020, investments in real estate ventures at fair value using NAV were $234.8 million and $203.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$88.6	—	181.6	77.2	—	59.3
Foreign currency forward contracts receivable	—	8.7	—	—	13.1	—
Warehouse receivables	—	741.7	—	—	1,529.2	—
Deferred compensation plan assets	—	503.5	—	—	446.3	—
Mortgage banking derivative assets	—	—	57.6	—	—	87.1
Total assets at fair value	$88.6	1,253.9	239.2	77.2	1,988.6	146.4
Liabilities
Foreign currency forward contracts payable	$—	17.3	—	—	3.4	—
Deferred compensation plan liabilities	—	475.4	—	—	427.6	—
Earn-out liabilities	—	—	18.0	—	—	85.7
Mortgage banking derivative liabilities	—	—	45.0	—	—	73.4
Total liabilities at fair value	$—	492.7	63.0	—	431.0	159.1
Investments in Real Estate Ventures
We classify two investments as Level 1 in the fair value hierarchy as quoted prices are readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, these contracts had a gross notional value of $2.15 billion ($1.17 billion on a net basis) and $2.34 billion ($1.42 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $8.7 million asset as of June 30, 2021, was composed of gross contracts with receivable positions of $11.1 million and payable positions of $2.4 million. The $17.3 million liability as of June 30, 2021, was composed of gross contracts with receivable positions of $1.0 million and payable positions of $18.3 million. As of December 31, 2020, the $13.1 million asset was composed of gross contracts with receivable positions of $13.5 million and payable positions of $0.4 million. The $3.4 million liability as of December 31, 2020, was composed of gross contracts with receivable positions of $2.7 million and payable positions of $6.1 million.

Warehouse Receivables
As of June 30, 2021 and December 31, 2020, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of June 30, 2021, as Deferred compensation plan assets of $503.5 million, long-term deferred compensation plan liabilities of $475.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.3 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2020, as Deferred compensation plan assets of $446.3 million, long-term deferred compensation plan liabilities of $427.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million.
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

	Balance as of March 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Level transfer out(2)	Balance as of June 30, 2021
Investments in real estate ventures	$140.1	6.3	—	37.1	—	(1.9)	$181.6
Mortgage banking derivative assets and liabilities, net	32.9	(7.6)	—	29.6	(42.3)	—	12.6
Earn-out liabilities	68.2	1.1	—	—	(51.3)	—	18.0

	Balance as of March 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of June 30, 2020
Investments in real estate ventures	$41.4	2.5	—	0.4	—	$44.3
Mortgage banking derivative assets and liabilities, net	(64.0)	(15.4)	—	38.4	35.5	(5.5)
Earn-out liabilities	130.0	0.6	1.1	—	(33.9)	97.8

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Level transfer out(2)	Balance as of June 30, 2021
Investments in real estate ventures	$59.3	38.1	—	86.2	(0.1)	(1.9)	$181.6
Mortgage banking derivative assets and liabilities, net	13.7	11.3	—	70.7	(83.1)	—	12.6
Earn-out liabilities	85.7	1.0	(0.3)	3.8	(72.2)	—	18.0

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of June 30, 2020
Investments in real estate ventures	$34.4	2.5	—	7.4	—	$44.3
Mortgage banking derivative assets and liabilities, net	10.2	(90.6)	—	64.7	10.2	(5.5)
Earn-out liabilities	148.5	(7.6)	(0.9)	—	(42.2)	97.8
(1) CTA: Currency translation adjustments
(2) In May 2021, an investment previously treated as a Level 3 investment became publicly traded on the NYSE and was considered a Level 1 investment immediately.
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
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the six months ended June 30, 2021 or 2020. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

($ in millions)	June 30, 2021	December 31, 2020
Short-term borrowings:
Local overdraft facilities	$8.0	12.0
Other short-term borrowings	94.5	50.0
Total short-term borrowings	$102.5	62.0
Credit facility, net of debt issuance costs of $13.3 and $8.7	336.7	(8.7)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.4 and $0.8	274.6	274.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.8 and $0.8	206.7	213.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.9 and $0.9	206.6	213.9
Total debt	$1,127.1	755.3
Credit Facility
On April 14, 2021, we amended our $2.75 billion unsecured revolving credit facility (the "Facility"), which extended the maturity date from May 17, 2023 to April 14, 2026. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of June 30, 2021, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both June 30, 2021 and December 31, 2020.
The following tables provides additional information on our Facility.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Average outstanding borrowings under the Facility	$612.5	1,351.5	$399.6	1,143.4
Effective interest rate on the Facility	1.0%	1.4%	1.0%	1.8%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $64.9 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2021, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2021.

Warehouse Facilities

	June 30, 2021		December 31, 2020
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.30%, expires September 20, 2021(1)	$83.4	700.0	144.4	400.0
LIBOR plus 1.30%, expires September 18, 2021(2)	463.9	1,200.0	768.9	1,600.0
LIBOR plus 1.30%, expires August 27, 2021(3)	151.1	200.0	195.9	900.0
Fannie Mae ASAP(4) program, SOFR plus 1.25%(5)	16.0	n/a	128.8	n/a
LIBOR plus 1.50%	—	—	261.6	300.0
Gross warehouse facilities	714.4	2,100.0	1,499.6	3,200.0
Debt issuance costs	(0.3)	n/a	(1.2)	n/a
Total warehouse facilities	$714.1	2,100.0	1,498.4	3,200.0
(1) In the second quarter of 2021, JLL increased the maximum capacity of the Warehouse facility with a decrease to the interest rate, previously, the facility had an interest rate of LIBOR plus 1.40% and a maximum capacity of $400.0 million.
(2) In the second quarter of 2021, JLL amended the Warehouse facility with a decrease to the interest rate, previously, the facility had an interest rate of LIBOR plus 1.40%. The temporary maximum capacity increase to $1,600.0 million expired on January 31, 2021; thereafter, the maximum capacity reverted to its original contractual amount.
(3) In the second quarter of 2021, JLL amended the Warehouse facility with a decrease to the interest rate, previously, the facility had an interest rate of LIBOR plus 1.40%. The temporary maximum capacity increase to $900.0 million expired on January 6, 2021; thereafter, the maximum capacity reverted to its original contractual amount.
(4) As Soon As Pooled ("ASAP") funding program.
(5) JLL amended the Fannie Mae ASAP program interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.25%, previously, the facility had an interest rate of LIBOR plus 1.15%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these warehouse facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our Warehouse facilities as of June 30, 2021.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $2.5 million and $44.0 million as of June 30, 2021 and December 31, 2020, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2020	$48.2
New claims	1.3
Prior year claims adjustments (including foreign currency changes)	(30.7)
Claims paid	(11.9)
June 30, 2021	$6.9

December 31, 2019	$38.1
New claims	0.7
Prior year claims adjustments (including foreign currency changes)	(0.7)
Claims paid	—
June 30, 2020	$38.1
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2021 and December 31, 2020, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $13.2 billion and $12.2 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2021 and December 31, 2020, the loss-sharing guarantee obligations were $23.6 million and $22.1 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and six months ended June 30, 2021 and 2020.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of June 30, 2021 and December 31, 2020, the loan loss guarantee reserve was $22.9 million and $36.7 million, respectively, and are included within Other liabilities on our Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Severance and other employment-related charges	$(0.9)	7.0	$0.9	8.3
Restructuring, pre-acquisition and post-acquisition charges	11.9	7.6	21.4	17.4
Stock-based compensation expense for HFF retention awards	6.0	13.0	12.0	24.2
Fair value adjustments to earn-out liabilities	1.1	0.6	1.0	(7.6)
Restructuring and acquisition charges	$18.1	28.2	$35.3	42.3
The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2020	$41.3	2.5	1.2	$45.0
Accruals	0.9	4.9	16.5	22.3
Payments made	(26.4)	(6.4)	(15.8)	(48.6)
June 30, 2021	$15.8	1.0	1.9	$18.7

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	8.3	6.7	10.7	25.7
Payments made	(16.0)	(13.5)	(14.0)	(43.5)
June 30, 2020	$16.6	1.6	0.5	$18.7
We expect the majority of accrued severance and other accrued acquisition costs as of June 30, 2021 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2026.
HFF Acquisition
Included in Restructuring and acquisition charges were $12.4 million and $23.9 million, respectively, for the three and six months ended June 30, 2021 compared to $20.1 million and $41.4 million, respectively, for the three and six months ended June 30, 2020 of charges relating to the acquisition and integration of HFF (including retention and severance expense, early lease termination costs, and other integration expenses).

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2021	$(81.4)	(302.2)	$(383.6)
Other comprehensive loss before reclassification	—	(0.2)	(0.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.7	—	0.7
Other comprehensive loss after tax expense of $ - , $ - and $ -	0.7	(0.2)	0.5
Balance as of June 30, 2021	$(80.7)	(302.4)	$(383.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2020	$(72.0)	(499.2)	$(571.2)
Other comprehensive loss before reclassification	—	33.8	33.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	33.8	33.8
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
Other comprehensive loss before reclassification	—	(6.4)	(6.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.5	—	0.5
Other comprehensive loss after tax expense of $ - , $ - and $ -	0.5	(6.4)	(5.9)
Balance as of June 30, 2021	$(80.7)	(302.4)	$(383.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive income before reclassification	—	(109.6)	(109.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	—	(109.6)	(109.6)
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2021, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2021.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. In 2020 and during the six months ended June 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.

Acquisitions and Dispositions
The timing of acquisitions and dispositions may impact the comparability of our results on a year-over-year basis. Our results include incremental revenues and expenses following the completion date of an acquisition. Relating to dispositions, comparable results will include the revenues and expenses of recent dispositions and results may also include gains (losses) on the disposition. In addition, there is generally an initial adverse impact on net income from an acquisition as a result of pre-acquisition due diligence expenditures, transaction/deal costs and post-acquisition integration costs, such as fees from third-party advisors engaged to assist with onboarding and process alignment, retention and severance expense, early lease termination costs, and other integration expenses. For dispositions, we may also incur such incremental costs during the disposition process and these costs could have an adverse impact on net income.
Investment Performance
Equity earnings may vary substantially from period to period for a variety of reasons, including as a result of: (1) gains (losses) on investments reported at fair value, (2) gains (losses) on asset dispositions, and (3) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
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
Transaction-Based Revenue
Transaction-based fees, that are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities and other services within our RES businesses, and LaSalle, increase the variability of the revenue we earn. Specifically for LaSalle, we are compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. In addition, this seasonality excludes the recognition of investment-generated performance fees as well as realized and unrealized co-investment equity earnings and losses (the timing of each of these can fluctuate based on a variety of factors). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations fluctuate based on a variety of factors. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020 and during the six months ended June 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2021 and 2020, are not fully indicative of the results we expect to realize for the full fiscal year.

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
•MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
•We renamed our Corporate Solutions business to "JLL Work Dynamics" effective June 2021.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$610.9	358.6	252.3	70%	67%
Capital Markets	448.4	214.8	233.6	109	102
Property & Facility Management	2,466.6	2,275.2	191.4	8	4
Project & Development Services	617.7	536.8	80.9	15	10
Advisory, Consulting and Other	235.6	185.1	50.5	27	20
Real Estate Services ("RES") revenue	$4,379.2	3,570.5	808.7	23%	18%
LaSalle	115.8	99.9	15.9	16	12
Revenue	$4,495.0	3,670.4	824.6	22%	18%
Reimbursements	(1,987.5)	(1,841.9)	145.6	8	5
Revenue before reimbursements	$2,507.5	1,828.5	679.0	37%	32%
Gross contract costs	(684.9)	(575.0)	(109.9)	19	12
Net non-cash MSR and mortgage banking derivative activity	(5.7)	(8.6)	2.9	(34)	(33)
Fee revenue	$1,816.9	1,244.9	572.0	46%	41%
Leasing	592.0	343.8	248.2	72	69
Capital Markets	432.5	199.4	233.1	117	110
Property & Facility Management	317.8	287.9	29.9	10	5
Project & Development Services	191.1	178.6	12.5	7	2
Advisory, Consulting and Other	175.0	140.2	34.8	25	17
RES fee revenue	$1,708.4	1,149.9	558.5	49%	43%
LaSalle	108.5	95.0	13.5	14	10
Compensation and benefits excluding gross contract costs	$1,281.1	928.7	352.4	38%	33%
Operating, administrative and other expenses excluding gross contract costs	244.6	228.9	15.7	7	2
Depreciation and amortization	54.5	56.9	(2.4)	(4)	(7)
Restructuring and acquisition charges	18.1	28.2	(10.1)	(36)	(34)
Total fee-based operating expenses	1,598.3	1,242.7	355.6	29	24
Gross contract costs	684.9	575.0	109.9	19	12
Total operating expenses, excluding reimbursed expenses	$2,283.2	1,817.7	465.5	26%	20%
Operating income	$224.3	10.8	213.5	n.m.	n.m.
Equity earnings	$40.8	14.7	26.1	178%	178%
Adjusted EBITDA	$332.4	103.3	229.1	222%	215%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$1,060.4	851.0	209.4	25%	22%
Capital Markets	768.8	557.1	211.7	38	34
Property & Facility Management	4,880.6	4,641.0	239.6	5	2
Project & Development Services	1,169.5	1,141.2	28.3	2	(2)
Advisory, Consulting and Other	445.8	371.3	74.5	20	14
Real Estate Services ("RES") revenue	$8,325.1	7,561.6	763.5	10%	7%
LaSalle	207.0	204.8	2.2	1	(2)
Revenue	$8,532.1	7,766.4	765.7	10%	6%
Reimbursements	(3,895.0)	(3,704.9)	190.1	5	2
Revenue before reimbursements	$4,637.1	4,061.5	575.6	14%	10%
Gross contract costs	(1,362.1)	(1,304.4)	(57.7)	4	(1)
Net non-cash MSR and mortgage banking derivative activity	(15.4)	(7.0)	(8.4)	120	120
Fee revenue	$3,259.6	2,750.1	509.5	19%	15%
Leasing	1,021.5	819.0	202.5	25	23
Capital Markets	737.8	533.5	204.3	38	34
Property & Facility Management	622.5	567.8	54.7	10	5
Project & Development Services	361.2	366.9	(5.7)	(2)	(5)
Advisory, Consulting and Other	322.8	269.3	53.5	20	13
RES fee revenue	$3,065.8	2,556.5	509.3	20%	16%
LaSalle	193.8	193.6	0.2	—	(3)
Compensation and benefits excluding gross contract costs	$2,353.3	1,993.0	360.3	18%	14%
Operating, administrative and other expenses excluding gross contract costs	473.9	534.5	(60.6)	(11)	(15)
Depreciation and amortization	107.5	111.9	(4.4)	(4)	(7)
Restructuring and acquisition charges	35.3	42.3	(7.0)	(17)	(15)
Total fee-based operating expenses	2,970.0	2,681.7	288.3	11	7
Gross contract costs	1,362.1	1,304.4	57.7	4	(1)
Total operating expenses, excluding reimbursed expenses	$4,332.1	3,986.1	346.0	9%	5%
Operating income	$305.0	75.4	229.6	305%	295%
Equity earnings (losses)	$89.3	(13.6)	102.9	757%	753%
Adjusted EBITDA	$522.5	198.9	323.6	163%	158%

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
Gain on Disposition reflects the gain recognized on the sale of a business within Americas in 2021 and the net gain recognized on the sale of property management businesses in continental Europe in 2020. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$4,495.0	3,670.4	$8,532.1	7,766.4
Less: Reimbursements	(1,987.5)	(1,841.9)	(3,895.0)	(3,704.9)
Revenue before reimbursements	2,507.5	1,828.5	4,637.1	4,061.5
Adjustments:
Gross contract costs	(684.9)	(575.0)	(1,362.1)	(1,304.4)
Net non-cash MSR and mortgage banking derivative activity	(5.7)	(8.6)	(15.4)	(7.0)
Fee revenue	$1,816.9	1,244.9	$3,259.6	2,750.1

Operating expenses	$4,270.7	3,659.6	$8,227.1	7,691.0
Less: Reimbursed expenses	(1,987.5)	(1,841.9)	(3,895.0)	(3,704.9)
Operating expenses, excluding reimbursed expenses	2,283.2	1,817.7	4,332.1	3,986.1
Less: Gross contract costs	(684.9)	(575.0)	(1,362.1)	(1,304.4)
Fee-based operating expenses	$1,598.3	1,242.7	$2,970.0	2,681.7

Operating income	$224.3	10.8	$305.0	75.4
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income attributable to common shareholders	$200.0	15.2	$303.0	20.5
Add:
Interest expense, net of interest income	10.6	14.9	21.0	29.5
Provision for income taxes	54.9	1.5	83.1	6.5
Depreciation and amortization	54.5	56.9	107.5	111.9
EBITDA	$320.0	88.5	$514.6	168.4
Adjustments:
Restructuring and acquisition charges	18.1	28.2	35.3	42.3
Gain on disposition	—	(4.8)	(12.0)	(4.8)
Net non-cash MSR and mortgage banking derivative activity	(5.7)	(8.6)	(15.4)	(7.0)
Adjusted EBITDA	$332.4	103.3	$522.5	198.9

Net income margin attributable to common shareholders	8.0%	0.8%	6.5%	0.5%

Adjusted EBITDA margin	18.5%	8.3%	16.2%	7.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	% Change	2021	% Change
Revenue:
At current period exchange rates	$4,495.0	22%	$8,532.1	10%
Impact of change in exchange rates	(163.6)	n/a	(273.8)	n/a
At comparative period exchange rates	$4,331.4	18%	$8,258.3	6%

Fee revenue:
At current period exchange rates	$1,816.9	46%	$3,259.6	19%
Impact of change in exchange rates	(64.1)	n/a	(104.6)	n/a
At comparative period exchange rates	$1,752.8	41%	$3,155.0	15%

Operating income:
At current period exchange rates	$224.3	n.m.	$305.0	305%
Impact of change in exchange rates	(6.1)	n/a	(7.4)	n/a
At comparative period exchange rates	$218.2	n.m.	$297.6	295%

Adjusted EBITDA:
At current period exchange rates	$332.4	222%	$522.5	163%
Impact of change in exchange rates	(7.6)	n/a	(10.2)	n/a
At comparative period exchange rates	$324.8	215%	$512.3	158%

Revenue
We achieved significant second-quarter increases in consolidated RES revenue, up 18% to $4.4 billion, and fee revenue, up 43% to $1.7 billion. Growth was broad-based across all service lines, led by Leasing (48% of RES fee revenue growth on a local currency basis) and Capital Markets (44% of RES fee revenue growth on a local currency basis). In addition, all geographic segments experienced growth ranging from 26% to 54%. This follows a prior-year quarter that was meaningfully impacted by the COVID-19 pandemic (the "pandemic").
Geographically across service lines, Americas contributed 75% of the RES fee revenue growth for the second quarter, on a local currency basis, followed by EMEA (14%) and Asia Pacific (11%). The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the prior-year quarter, by notable segment. Refer to segment operating results for further detail.
•Leasing — Americas (86%), EMEA (8%) and Asia Pacific (6%)
•Capital Markets — Americas (72%), EMEA (17%) and Asia Pacific (11%)
•Property & Facility Management — EMEA (59%) and Americas (41%)
•Project & Development Services — Asia Pacific (78%), Americas (12%) and EMEA (10%)
•Advisory, Consulting and Other — Asia Pacific (42%), Americas (33%) and EMEA (24%)
LaSalle revenue increased 12% compared with the prior-year quarter, driven by advisory fee growth. Refer to the LaSalle segment discussion for further detail.
For the first half of 2021, consolidated RES revenue and fee revenue increased 7% and 16%, respectively, compared with the prior year. Capital Markets and Leasing also led the year-to-date growth contributing 45% and 44%, respectively, of the RES fee revenue growth on a local currency basis.
Our consolidated fee revenue increased 46% in U.S. dollars (“USD”) and 41% in local currency for the second quarter of 2021, compared with 2020. Year-to-date, consolidated fee revenue increased 19% in U.S. dollars (“USD”) and 15% in local currency compared with last year. The spread was driven by the weakening of the U.S. dollar against several major currencies, especially the British pound sterling, euro and Australian dollar.
Operating Expenses
Consolidated operating expenses, excluding reimbursed expenses, were $2.3 billion for the second quarter, up 20% from 2020, and $4.3 billion for the first half of 2021, up 5% from 2020, while consolidated fee-based operating expenses were $1.6 billion for the second quarter, up 24% from the prior-year quarter, and $3.0 billion for the first six months, up 7% from last year. For the second quarter, the increase in fee-based operating expenses was primarily attributable to the Americas, which represented 74% of the increase on a local currency basis (62% of the year-to-date increase). Asia Pacific represented 13% of the second-quarter increase (25% year to date) and EMEA also represented 13% of the second-quarter increase (17% year to date).
Americas year-to-date results reflected a $13.8 million non-cash reduction to loan loss credit reserves, compared with a $30.6 million increase in reserves during the prior year.
For the second quarter and first half of 2021, Restructuring and acquisition charges decreased compared with the prior-year periods; refer to following table for further detail. Charges associated with the acquisition and integration of HFF included retention and severance expense, early lease termination costs, and other integration expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Severance and other employment-related charges	$(0.9)	7.0	$0.9	8.3
Restructuring, pre-acquisition and post-acquisition charges	17.9	20.6	33.4	41.6
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	1.1	0.6	1.0	(7.6)
Total restructuring & acquisition charges	$18.1	28.2	$35.3	42.3
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$12.4	20.1	$23.9	41.4

Equity Earnings
For the second quarter of 2021, we recognized equity earnings of $40.8 million, compared with $14.7 million in the prior-year quarter. For the first half of 2021, we recognized equity earnings of $89.3 million, compared with losses of $13.6 million in 2020.
Valuation increases of JLL Technologies' investments contributed $16.2 million this quarter ($50.9 million year to date), reflecting progress in the strategy to invest in early-stage proptech companies; refer to the Americas segment discussion for additional detail. In addition, substantially all of the $12.7 million of first-quarter 2020 equity earnings in the Americas segment were attributable to gains by consolidated variable interest entities in which we held no equity interest; these gains are also reflected in net income attributable to noncontrolling interest and, therefore, have no impact to net income attributable to common shareholders.
LaSalle recognized $23.3 million of equity earnings in second-quarter 2021 ($36.3 million year to date), compared with $11.3 million in the prior-year quarter ($0.7 million of equity losses in the first half of 2020). Refer to the LaSalle segment discussion for additional detail.
Income Taxes
The provision for income taxes was $54.9 million and $83.1 million for the three and six months ended June 30, 2021, respectively, representing an effective tax rate of 21.6% for both periods. For the three and six months ended June 30, 2020, the provision was $1.5 million and $6.5 million, respectively, representing effective tax rates of 10.0% and 17.1%, respectively. The lower effective tax rates in 2020 reflected relatively low prior-year pretax earnings as well as the geographic distribution of the earnings.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and six months ended June 30, 2021 was $200.0 million and $303.0 million, respectively, compared with $15.2 million and $20.5 million in the respective prior-year periods. Adjusted EBITDA was $332.4 million and $522.5 million for the second quarter and first half of 2021, respectively. Net income attributable to common shareholders for the six months ended June 30, 2021 included a $12.0 million gain recognized on the sale of a business as part of a broader investment made in Roofstock, a marketplace for investing in the dynamic single-family rental sector. This gain on sale is excluded from adjusted measures.
Net income margin attributable to common shareholders for the second quarter (against Revenue before reimbursements) was 8.0%, compared with 0.8% in the prior-year quarter. Adjusted EBITDA margin for the second quarter, calculated on a fee-revenue basis, was 18.3% in USD (18.5% in local currency), compared with 8.3% in 2020. Margin expansion was primarily driven by (i) a significant increase in revenue, particularly from higher margin transaction-based service lines and (ii) higher equity earnings, including $16.2 million from valuation increases to JLL Technologies' investments, reflecting continued progress in the strategy to invest in early-stage proptech companies (refer to the equity earnings discussion in the Americas segment highlights for additional detail), and an incremental $12.0 million from LaSalle. This expansion was partially offset by the impact of temporary cost savings in 2020, including the benefit from government relief programs.

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
Americas - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$2,701.5	2,229.0	472.5	21%	20%
Reimbursements	(1,412.3)	(1,345.0)	(67.3)	5	4
Revenue before reimbursements	$1,289.2	884.0	405.2	46%	45%
Gross contract costs	(220.3)	(192.3)	(28.0)	15	13
Net non-cash MSR and mortgage banking derivative activity	(5.7)	(8.6)	2.9	(34)	(33)
Fee Revenue	$1,063.2	683.1	380.1	56%	55%
Leasing	473.1	267.0	206.1	77	76
Capital Markets	289.1	131.5	157.6	120	119
Property & Facility Management	154.2	147.3	6.9	5	4
Project & Development Services	92.5	91.1	1.4	2	1
Advisory, Consulting and Other	54.3	46.2	8.1	18	17
Compensation, operating and administrative expenses excluding gross contract costs	$844.5	613.0	231.5	38%	37%
Depreciation and amortization	34.3	39.1	(4.8)	(12)	(12)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	878.8	652.1	226.7	35	34
Gross contract costs	220.3	192.3	28.0	15	13
Segment operating expenses (excluding reimbursed expenses)	$1,099.1	844.4	254.7	30%	29%
Equity earnings	$16.5	2.9	13.6	469%	456%
Segment income	$206.6	42.5	164.1	386%	382%
Adjusted EBITDA	$235.9	74.0	161.9	219%	217%

Americas - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$5,145.4	4,752.1	393.3	8%	8%
Reimbursements	(2,798.0)	(2,738.5)	(59.5)	2	2
Revenue before reimbursements	$2,347.4	2,013.6	333.8	17%	16%
Gross contract costs	(436.1)	(405.1)	(31.0)	8	7
Net non-cash MSR and mortgage banking derivative activity	(15.4)	(7.0)	(8.4)	120	120
Fee revenue	$1,895.9	1,601.5	294.4	18%	18%
Leasing	824.5	672.6	151.9	23	22
Capital Markets	495.7	378.1	117.6	31	31
Property & Facility Management	300.7	276.0	24.7	9	9
Project & Development Services	173.8	184.5	(10.7)	(6)	(6)
Advisory, Consulting and Other	101.2	90.3	10.9	12	12
Compensation, operating and administrative expenses excluding gross contract costs	$1,543.3	1,410.5	132.8	9%	9%
Depreciation and amortization	67.4	76.5	(9.1)	(12)	(12)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,610.7	1,487.0	123.7	8	8
Gross contract costs	436.1	405.1	31.0	8	7
Segment operating expenses (excluding reimbursed expenses)	$2,046.8	1,892.1	154.7	8%	8%
Equity earnings	$51.0	15.6	35.4	227%	226%
Segment income	$351.6	137.1	214.5	156%	155%
Adjusted EBITDA	$404.9	195.3	209.6	107%	107%
Year-to-date and quarter-to-date revenue and fee revenue expansion in the Americas was driven by exceptional performance in transaction-based service lines, with second-quarter organic fee revenue reaching pre-pandemic levels. The growth in Leasing was largely attributable to notably higher second-quarter transaction volume in the U.S. with strength in office, industrial and retail sectors, despite lower average transaction size and shorter average lease/renewal terms compared with before the pandemic. The over 100% second-quarter growth in Capital Markets reflected a rebound in deal activity, particularly in investment sales, as well as a double-digit increase in servicing revenue from our multifamily business. Solid year-to-date revenue and fee revenue growth in Property & Facility Management was attributable to new client wins and expansions of existing Work Dynamics client relationships.
Equity earnings for the second quarter and first half of 2021 were attributable to valuation increases of JLL Technologies' investments in early-stage proptech entities, with half of the current quarter driven by an investment in a company purchased by Procore Technologies, Inc., which went public in May 2021. In the prior year, substantially all of the $12.7 million first-quarter equity earnings were attributable to gains by consolidated variable interest entities in which the company held no equity interest; therefore, these gains had no net impact to Adjusted EBITDA.
The increases in segment operating expenses and segment fee-based operating expenses for the second quarter and first half of 2021, compared with the prior-year periods, were driven by revenue-related expense growth, partially offset by savings resulting from cost mitigation efforts during the trailing twelve months, especially fixed compensation expense.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 22.2% in USD and local currency, compared with 10.8% in 2020. The margin expansion was primarily due to (i) transaction-based revenue growth, (ii) savings from cost mitigation efforts, especially related to fixed compensation costs, as well as continued variable operating and administrative expense containment, and (iii) higher equity earnings (each noted individually above).

EMEA - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$809.8	626.2	183.6	29%	17%
Reimbursements	(177.5)	(168.8)	(8.7)	5	(5)
Revenue before reimbursements	$632.3	457.4	174.9	38%	25%
Gross contract costs	(258.7)	(189.4)	(69.3)	37	24
Fee revenue	$373.6	268.0	105.6	39%	27%
Leasing	70.3	45.5	24.8	55	41
Capital Markets	92.6	46.3	46.3	100	81
Property & Facility Management	83.9	66.2	17.7	27	13
Project & Development Services	64.2	58.8	5.4	9	1
Advisory, Consulting and Other	62.6	51.2	11.4	22	11
Compensation, operating and administrative expenses excluding gross contract costs	362.3	292.4	69.9	24	13
Depreciation and amortization	11.0	9.0	2.0	22	10
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	373.3	301.4	71.9	24	13
Gross contract costs	258.7	189.4	69.3	37	24
Segment operating expenses (excluding reimbursed expenses)	$632.0	490.8	141.2	29%	17%
Equity earnings	$—	—	—	—%	—%
Segment income (loss)	$0.3	(33.4)	33.7	101%	95%
Adjusted EBITDA	$11.2	(23.7)	34.9	147%	135%

EMEA - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$1,526.0	1,382.1	143.9	10%	1%
Reimbursements	(330.9)	(351.6)	20.7	(6)	(14)
Revenue before reimbursements	$1,195.1	1,030.5	164.6	16%	6%
Gross contract costs	(510.0)	(452.0)	(58.0)	13	3
Fee revenue	$685.1	578.5	106.6	18%	9%
Leasing	120.6	92.5	28.1	30	20
Capital Markets	162.9	115.1	47.8	42	30
Property & Facility Management	160.9	144.1	16.8	12	2
Project & Development Services	123.4	124.9	(1.5)	(1)	(8)
Advisory, Consulting and Other	117.3	101.9	15.4	15	6
Compensation, operating and administrative expenses excluding gross contract costs	$698.7	614.2	84.5	14%	5%
Depreciation and amortization	21.9	18.2	3.7	20	10
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	720.6	632.4	88.2	14	5
Gross contract costs	510.0	452.0	58.0	13	3
Segment operating expenses (excluding reimbursed expenses)	$1,230.6	1,084.4	146.2	13%	4%
Equity earnings	$—	—	—	—%	—%
Segment loss	$(35.5)	(53.9)	18.4	34%	33%
Adjusted EBITDA	$(13.6)	(34.3)	20.7	60%	53%
EMEA achieved significant revenue and fee revenue growth for the second quarter of 2021, especially in Capital Markets and Leasing, following a pandemic-impacted prior-year quarter. While total segment organic fee revenue for the current quarter was nearly on pace with second-quarter 2019, both Leasing and Capital Markets notably eclipsed second-quarter 2019 performance. The growth in Capital Markets was driven by stronger market sentiment evidenced through deal volumes, particularly in geographies with higher COVID-19 vaccination rates. The increase in Leasing revenue was primarily driven by transaction volume increases in office and industrial. A partial rebound in the UK mobile engineering business, partially driven by the easing of government-mandated restrictions compared with the prior-year quarter, contributed to higher Property & Facility Management revenue. In addition, Valuation Advisory, particularly in the UK, led growth in Advisory, Consulting and Other. Lower activity in our fit-out business and significant prior-year project activity in MENA that did not recur this year primarily drove the year-to-date decline in Project & Development Services. Geographically across service lines, quarter-to-date fee revenue growth in EMEA was led by the UK, France and Spain. Year-to-date, Switzerland also drove fee revenue growth as a result of meaningful first-quarter Capital Markets deal activity.
The increases in segment operating expenses and segment fee-based operating expenses, compared with the prior-year quarter, were primarily due to revenue-related expense growth and the absence of temporary cost savings (specifically the benefit related to government relief programs recognized in 2020), partially offset by savings resulting from cost mitigation efforts during the last 12 months, especially related to fixed compensation costs.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 3.0% in USD (2.4% in local currency), compared with negative 8.8% in the prior-year quarter. The margin improvement was primarily driven by higher transaction-based revenue and fixed compensation expense savings, partially offset by the prior-year impact of temporary cost savings (each discussed above).

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$867.9	715.3	152.6	21%	12%
Reimbursements	(395.3)	(327.0)	(68.3)	21	11
Revenue before reimbursements	$472.6	388.3	84.3	22%	13%
Gross contract costs	(201.0)	(189.5)	(11.5)	6	—
Fee revenue	$271.6	198.8	72.8	37%	26%
Leasing	48.6	31.3	17.3	55	45
Capital Markets	50.8	21.6	29.2	135	115
Property & Facility Management	79.7	74.4	5.3	7	—
Project & Development Services	34.4	28.7	5.7	20	11
Advisory, Consulting and Other	58.1	42.8	15.3	36	23
Compensation, operating and administrative expenses excluding gross contract costs	228.5	173.1	55.4	32	22
Depreciation and amortization	7.6	7.0	0.6	9	2
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	236.1	180.1	56.0	31	21
Gross contract costs	201.0	189.5	11.5	6	—
Segment operating expenses (excluding reimbursed expenses)	$437.1	369.6	67.5	18%	10%
Equity earnings	$1.0	0.5	0.5	100%	107%
Segment income	$36.5	19.2	17.3	90%	73%
Adjusted EBITDA	$44.2	26.1	18.1	69%	55%

Asia Pacific - Real Estate Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$1,653.7	1,427.4	226.3	16%	8%
Reimbursements	(762.2)	(611.9)	(150.3)	25	15
Revenue before reimbursements	$891.5	815.5	76.0	9%	2%
Gross contract costs	(406.7)	(439.0)	32.3	(7)	(12)
Fee revenue	$484.8	376.5	108.3	29%	19%
Leasing	76.4	53.9	22.5	42	32
Capital Markets	79.2	40.3	38.9	97	79
Property & Facility Management	160.9	147.7	13.2	9	2
Project & Development Services	64.0	57.5	6.5	11	3
Advisory, Consulting and Other	104.3	77.1	27.2	35	24
Compensation, operating and administrative expenses excluding gross contract costs	$417.6	341.1	76.5	22%	14%
Depreciation and amortization	14.9	13.6	1.3	10	3
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	432.5	354.7	77.8	22	13
Gross contract costs	406.7	439.0	(32.3)	(7)	(12)
Segment operating expenses (excluding reimbursed expenses)	$839.2	793.7	45.5	6%	(1)%
Equity earnings (losses)	$2.0	(0.2)	2.2	n.m.	n.m.
Segment income	$54.3	21.6	32.7	151%	126%
Adjusted EBITDA	$69.2	35.5	33.7	95%	77%
Asia Pacific's double-digit fee revenue increase for the second quarter and first half of 2021 reflected a rebound in transaction-based revenue. An increase in large-deal transactions, especially in Australia (which included an outsized deal this quarter) and Singapore, drove fee revenue expansion in Capital Markets for the second quarter and first half of the year. Leasing fee revenue growth for the current quarter and first half of 2021 was led by Australia, Greater China and India, primarily due to a pick-up in office volumes and ongoing strength in industrial. Significant business growth continued in Valuation Advisory, notably in Australia, which led the revenue increase in Advisory, Consulting and Other.
Higher segment operating expenses for the second quarter of 2021 and fee-based operating expenses for the second quarter and first half of 2021, compared with respective prior-year periods, were primarily attributable to revenue-related expense increases and the absence of temporary cost savings (specifically the benefit related to government relief programs recognized in 2020), partially offset by savings resulting from cost mitigation efforts during the trailing twelve months. Lower year-to-date segment operating expenses (on a local currency basis), compared with last year, was due to a decrease in first-quarter gross contract costs.
Adjusted EBITDA margin for the second quarter, calculated on a fee-revenue basis, was 16.3% in USD (16.1% in local currency), compared with 13.1% last year. The margin expansion was attributable to growth in transaction-based revenue, partially offset by the benefit from government relief programs in the prior year.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$115.8	99.9	15.9	16%	12%
Reimbursements	(2.4)	(1.1)	(1.3)	118	115
Revenue before reimbursements	$113.4	98.8	14.6	15%	11%
Gross contract costs	(4.9)	(3.8)	(1.1)	29	29
Fee Revenue	$108.5	95.0	13.5	14%	10%
Advisory fees	84.9	76.5	8.4	11	6
Transaction fees & other	8.4	4.3	4.1	95	94
Incentive fees	15.2	14.2	1.0	7	6
Compensation, operating and administrative expenses excluding gross contract costs	$90.4	79.1	11.3	14%	10%
Depreciation and amortization	1.6	1.8	(0.2)	(11)	(13)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	92.0	80.9	11.1	14	10
Gross contract costs	4.9	3.8	1.1	29	29
Segment operating expenses (excluding reimbursed expenses)	$96.9	84.7	12.2	14%	10%
Equity earnings	$23.3	11.3	12.0	106%	107%
Segment income	$39.8	25.4	14.4	57%	56%
Adjusted EBITDA	$41.1	26.8	14.3	53%	51%

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$207.0	204.8	2.2	1%	(2)%
Reimbursements	(3.9)	(2.9)	(1.0)	34	26
Revenue before reimbursements	$203.1	201.9	1.2	1%	(3)%
Gross contract costs	(9.3)	(8.3)	(1.0)	12	12
Fee revenue	$193.8	193.6	0.2	—%	(3)%
Advisory fees	164.2	158.5	5.7	4	(1)
Transaction fees & other	14.4	15.2	(0.8)	(5)	(7)
Incentive fees	15.2	19.9	(4.7)	(24)	(24)
Compensation, operating and administrative expenses excluding gross contract costs	$167.6	161.7	5.9	4%	—%
Depreciation and amortization	3.3	3.6	(0.3)	(8)	(11)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	170.9	165.3	5.6	3	—
Gross contract costs	9.3	8.3	1.0	12	12
Segment operating expenses (excluding reimbursed expenses)	$180.2	173.6	6.6	4%	—%
Equity earnings (losses)	$36.3	(29.0)	65.3	225%	224%
Segment income (loss)	$59.2	(0.7)	59.9	n.m.	n.m.
Adjusted EBITDA	$62.0	2.4	59.6	n.m.	n.m.
LaSalle's second-quarter advisory fee growth, compared with 2020, was concentrated in our core open-end funds and was partially due to recent valuation increases in assets under management ("AUM"). Year-to-date, this growth was offset by pandemic-driven valuation declines in AUM during the second half of 2020.
Equity earnings in the second quarter and first half of 2021 were driven by increases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio across asset classes and geographies. For the first half of 2020, equity losses were largely driven by the pandemic's impact on real estate prices which drove lower estimated fair values within the portfolio.
The increases in segment operating expenses and segment fee-based operating expenses for the current quarter, compared with the prior-year quarter, was driven by deferred variable compensation expenses from the legacy compensation program.
Adjusted EBITDA margin for the second quarter was 37.9% in USD (38.7% local currency), compared with 28.2% last year. Margin improvement was driven by higher equity earnings as well as an increase in the productivity of the asset management platform, partially offset by the impact from deferred compensation expense relating to incentive fees from prior years.
AUM reached a record $73.4 billion as of June 30, 2021, an increase of 4% in USD (6% in local currency) from $70.9 billion as of March 31, 2021. The AUM increase resulted from (i) $3.3 billion of net valuation increases, and (ii) $1.9 billion of acquisitions, partially offset by (iii) $1.6 billion of dispositions and withdrawals, and $1.1 billion of foreign currency decreases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $246.1 million of cash in the first six months of 2021, compared with $44.7 million of cash used during the same period in 2020. The increase in cash used was primarily due to a significant increase in trade receivables, reflecting higher year-over-year second-quarter revenue this year. This was partially offset by (i) less incentive compensation paid in 2021 compared with 2020, reflecting our performance in 2020 compared with 2019, and (ii) higher cash provided by earnings in 2021, driven by a substantial increase in net income.
Cash Flows from Investing Activities
We used $213.8 million of cash for investing activities during the first six months of 2021, as compared to $109.4 million used during the same period in 2020. The increase in cash used was driven by (i) incremental JLL Technologies investments in early-stage proptech companies, (ii) an increase in net capital contributions to real estate ventures, and (iii) acquisitions in investment properties (less than wholly-owned), partially offset by (iv) lower capital expenditures in 2021. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $314.7 million of cash during the first six months of 2021, as compared to $114.1 million provided by financing activities during the same period in 2020. The net increase of $200.6 million in cash flows from financing activities is substantially driven by an increase in borrowings on our Facility. The increase in borrowings resulted from higher cash outflows for operating and investing activities as discussed above, incremental share repurchases, and an increase in payments of acquisition-related obligations.
Debt
On April 14, 2021, we amended our $2.75 billion Facility, which extended the maturity date from May 17, 2023 to April 14, 2026. As of June 30, 2021, we had outstanding borrowings under the Facility of $350.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2020, we had no outstanding borrowings under the Facility and outstanding letters of credit of $0.7 million. The average outstanding borrowings under the Facility were $612.5 million and $1,351.5 million during the three months ended June 30, 2021 and 2020, respectively, and $399.6 million and $1,143.4 million during the six months ended June 30, 2021 and 2020.
In addition to our Facility, we had the capacity to borrow up to $64.9 million under local overdraft facilities as of June 30, 2021. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $102.5 million and $62.0 million as of June 30, 2021 and December 31, 2020, respectively, of which $8.0 million and $12.0 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of June 30, 2021, we had a carrying value of $614.0 million in investments, primarily related to LaSalle co-investments in real estate ventures and investments by JLL Technologies in early-stage proptech companies. For the six months ended June 30, 2021, and 2020, funding of investments exceeded return of capital by $63.9 million, and $30.2 million, respectively. We expect to continue to pursue strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business. In addition, we expect continued investments by JLL Technologies.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity. In addition, JLL Technologies funded a $45 million convertible note to Turntide Technologies. This activity is included within "Other" in the cash flow from investing activities and primarily included in Long-term receivables on the Condensed Consolidated Balance Sheet.

Share Repurchase and Dividend Programs
On February 21, 2021, our Board of Directors authorized an additional $500.0 million for the repurchase of our common stock in the open market and privately negotiated transactions in addition to the $100.0 million remaining from the initial authorization. During the three and six months ended June 30, 2021 we repurchased 200,000 shares for $41.1 million. During the three months ended June 30, 2020 we did not repurchase any shares; during the six months ended June 30, 2020 we repurchased nearly 188,000 shares for $25.0 million. As of June 30, 2021, $558.9 million remained authorized for repurchases under our share repurchase program.
Capital Expenditures
Net capital additions for the six months ended June 30, 2021 and 2020, were $69.8 million and $77.3 million, respectively. Our capital expenditures in 2021 were primarily for leased office spaces improvements and purchased/developed software.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital additions made by consolidated VIEs in which we held no equity interest for the six months ended June 30, 2021 and 2020, were $41.8 million and $7.7 million, respectively, primarily to acquire real estate (net of real estate sales). The funding for these investments (largely from employee-investors and related third-party debt) is included within financing activities.
Business Acquisitions
During the six months ended June 30, 2021, we paid $78.6 million for business acquisitions. This included $0.2 million of payments relating to acquisitions in 2021 and $78.4 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $26.4 million as of June 30, 2021. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2021, we had the potential to make earn-out payments for a maximum of $106.7 million on 22 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2021 and December 31, 2020, we had total cash and cash equivalents of $494.0 million and $574.3 million, respectively, of which approximately $403.9 million and $445.2 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both June 30, 2021 and December 31, 2020.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $315.5 million as of June 30, 2021. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.

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
Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. This includes, but is not limited to, our expectations regarding the potential impact of the COVID-19 pandemic and the efficacy of vaccines and therapeutics on reducing the spread of the virus, as well as any further impacts to us, the economy as a whole, and/or related government and regulatory restrictions issued to combat the global pandemic, including any adverse changes in such restrictions that may impact us. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2020 in Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2021 on our variable-rate debt, our results would reflect an increase of $1.0 million to Interest expense, net of interest income, for the six months ended June 30, 2021.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2021	2020
British Pound	9%	8%
Euro	7	7
Australian dollar	6	5
Other(1)	21	22
Revenue exposed to foreign exchange rates	43%	42%
United States dollar	57	58
Total Revenue	100%	100%
(1) No other functional currency exceeds 5% of total revenues.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2021:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2021 - April 30, 2021	—	$—	—	$600.0
May 1, 2021 - May 31, 2021	—	$—	—	$600.0
June 1, 2021 - June 30, 2021	200,000	$205.28	200,000	$558.9
Total	200,000		200,000

Item 6. Exhibits

Exhibit Number	Description
10.1*	Letter Agreement, dated March 23, 2021, between Jones Lang LaSalle Incorporated and Kylie Kendrick

10.2	News release issued by Jones Lang LaSalle Incorporated on June 2, 2021 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 4, 2021 (File No. 001-13145)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2021.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)