Form 10-Q
period 2021-09-30
JONES LANG LASALLE INC
filed 2021-11-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 1, 2021 was 50,468,409.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$535.9	574.3
Trade receivables, net of allowance of $73.6 and $66.5	1,739.9	1,636.1
Notes and other receivables	374.5	469.9
Reimbursable receivables	1,515.6	1,461.3
Warehouse receivables	2,293.5	1,529.2
Short-term contract assets, net of allowance of $2.1 and $1.8	313.7	265.8
Prepaid & other	478.1	517.1
Total current assets	7,251.2	6,453.7
Property and equipment, net of accumulated depreciation of $889.8 and $806.2	693.4	663.9
Operating lease right-of-use assets	692.8	707.4
Goodwill	4,212.1	4,224.7
Identified intangibles, net of accumulated amortization of $323.0 and $295.3	680.6	679.8
Investments in real estate ventures, including $537.7 and $340.3 at fair value	646.6	430.8
Long-term receivables	278.8	231.1
Deferred tax assets, net	278.0	296.5
Deferred compensation plan	522.2	446.3
Other	191.7	182.3
Total assets	$15,447.4	14,316.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,011.3	1,229.8
Reimbursable payables	1,172.8	1,154.5
Accrued compensation & benefits	1,494.2	1,433.2
Short-term borrowings	117.6	62.0
Short-term contract liabilities and deferred income	183.6	192.9
Short-term acquisition-related obligations	34.1	91.7
Warehouse facilities	2,266.3	1,498.4
Short-term operating lease liabilities	153.6	165.7
Other	237.4	299.6
Total current liabilities	6,670.9	6,127.8
Credit facility, net of debt issuance costs of $12.8 and $8.7	212.2	(8.7)
Long-term debt, net of debt issuance costs of $2.0 and $2.5	678.6	702.0
Deferred tax liabilities, net	105.2	120.0
Deferred compensation	511.0	450.0
Long-term acquisition-related obligations	33.5	26.2
Long-term operating lease liabilities	685.6	683.9
Other	590.8	597.5
Total liabilities	9,487.8	8,698.7
Redeemable noncontrolling interest	7.5	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,076,276 and 51,970,307 shares issued; 50,582,197 and 51,105,417 outstanding	0.5	0.5
Additional paid-in capital	2,033.7	2,023.3
Retained earnings	4,516.1	3,975.9
Treasury stock, at cost, 1,494,079 and 864,890 shares	(259.1)	(96.1)
Shares held in trust	(5.2)	(5.6)
Accumulated other comprehensive loss	(430.3)	(377.2)
Total Company shareholders’ equity	5,855.7	5,520.8
Noncontrolling interest	96.4	89.2
Total equity	5,952.1	5,610.0
Total liabilities, redeemable noncontrolling interest and equity	$15,447.4	14,316.5
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Revenue before reimbursements	$2,804.9	2,091.4	$7,442.0	6,152.9
Reimbursements	2,084.3	1,886.7	5,979.3	5,591.6
Total revenue	$4,889.2	3,978.1	$13,421.3	11,744.5
Operating expenses:
Compensation and benefits	$1,741.7	1,198.7	$4,627.4	3,698.5
Operating, administrative and other	701.9	649.4	2,005.5	1,981.5
Reimbursed expenses	2,084.3	1,886.7	5,979.3	5,591.6
Depreciation and amortization	52.8	54.9	160.3	166.8
Restructuring and acquisition charges	15.6	33.5	50.9	75.8
Total operating expenses	$4,596.3	3,823.2	$12,823.4	11,514.2
Operating income	$292.9	154.9	$597.9	230.3
Interest expense, net of interest income	9.6	12.3	30.6	41.8
Equity earnings	17.4	15.0	106.7	1.4
Other income	1.3	2.7	12.9	8.8
Income before income taxes and noncontrolling interest	302.0	160.3	686.9	198.7
Income tax provision	65.3	25.7	148.4	32.2
Net income	236.7	134.6	538.5	166.5
Net (loss) income attributable to noncontrolling interest	(0.5)	2.7	(1.7)	14.1
Net income attributable to common shareholders	$237.2	131.9	$540.2	152.4
Basic earnings per common share	$4.67	2.55	$10.57	2.95
Basic weighted average shares outstanding (in 000's)	50,851	51,761	51,101	51,670
Diluted earnings per common share	$4.57	2.52	$10.35	2.92
Diluted weighted average shares outstanding (in 000's)	51,944	52,247	52,178	52,224
Net income attributable to common shareholders	$237.2	131.9	$540.2	152.4
Change in pension liabilities, net of tax	—	0.7	0.5	0.7
Foreign currency translation adjustments	(47.2)	59.3	(53.6)	(50.3)
Comprehensive income attributable to common shareholders	$190.0	191.9	$487.1	102.8
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (loss)	—	—	—	103.0	—	—	—	(0.6)	102.4
Shares issued under stock-based compensation programs	290,563	—	(15.6)	—	—	15.9	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(89,780)	—	(9.7)	—	—	(5.5)	—	—	(15.2)
Amortization of stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Shares held in trust	—	—	—	—	0.2	—	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
March 31, 2021	51,306,200	$0.5	2,015.5	4,078.9	(5.4)	(85.7)	(383.6)	86.7	$5,706.9
Net income (loss)	—	—	—	200.0	—	—	—	(0.6)	199.4
Shares issued under stock-based compensation programs	13,712	—	(1.0)	—	—	1.5	—	—	0.5
Shares repurchased for payment of taxes on stock-based compensation	(2,184)	—	(0.2)	—	—	(0.2)	—	—	(0.4)
Amortization of stock-based compensation	—	—	26.3	—	—	—	—	—	26.3
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Change in pension liabilities, net of tax	—	—	—	—	—		0.7	—	0.7
Repurchase of common stock	(172,500)	—	—	—	—	(37.9)	—	—	(37.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	—	(0.2)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	4.3	4.3
June 30, 2021	51,145,228	$0.5	2,040.6	4,278.9	(5.3)	(122.3)	(383.1)	90.4	$5,899.7
Net income (loss)	—	—	—	237.2	—	—	—	(0.5)	236.7
Shares issued under stock-based compensation programs	200,425	—	(14.8)	—	—	25.5	—	—	10.7
Shares repurchased for payment of taxes on stock-based compensation	(82,956)	—	(16.1)	—	—	(10.7)	—	—	(26.8)
Amortization of stock-based compensation	—	—	24.0	—	—	—	—	—	24.0
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(680,500)	—	—	—	—	(151.6)	—	—	(151.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(47.2)	—	(47.2)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	6.5	6.5
September 30, 2021	50,582,197	$0.5	2,033.7	4,516.1	(5.2)	(259.1)	(430.3)	96.4	$5,952.1
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Company Shareholder's Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Outstanding		Paid-In	Retained	Held in	Treasury			Total
	Shares	Amount	Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income	—	—	—	5.3	—	—	—	12.3	17.6
Shares issued under stock-based compensation programs	363,308	—	4.4	—	—	—	—	—	4.4
Shares repurchased for payment of taxes on stock-based compensation	(102,370)	—	(16.2)	—	—	—	—	—	(16.2)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(187,753)	—	—	—	—	(25.0)	—	—	(25.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(143.4)	—	(143.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.0)	(17.0)
March 31, 2020	51,622,839	$0.5	1,969.6	3,578.7	(5.6)	(25.0)	(571.2)	81.9	$5,028.9
Net income (loss) (3)	—	—	—	15.2	—	—	—	(1.0)	14.2
Shares issued under stock-based compensation programs	23,762	—	—	—	—	0.6	—	—	0.6
Shares repurchased for payment of taxes on stock-based compensation	(4,546)	—	(1.0)	—	—	—	—	—	(1.0)
Amortization of stock-based compensation	—	—	30.7	—	—	—	—	—	30.7
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	33.8	—	33.8
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	2.3	2.3
Balances at June 30, 2020	51,642,055	$0.5	1,999.3	3,593.9	(5.7)	(24.4)	(537.4)	83.2	$5,109.4
Net income (3)	—	—	—	131.9	—	—	—	2.9	134.8
Shares issued under stock-based compensation programs	221,527	—	(1.2)	0.1	—	1.6	—	—	0.5
Shares repurchased for payment of taxes on stock-based compensation	(66,315)	—	(6.3)	—	—	—	—	—	(6.3)
Amortization of stock-based compensation	—	—	16.3	—	—	—	—	—	16.3
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(258,131)	—	—	—	—	(25.0)	—	—	(25.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	—	—	59.3	—	59.3
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
Balances at September 30, 2020	51,539,136	$0.5	2,008.1	3,725.9	(5.6)	(47.8)	(477.4)	82.5	$5,286.2
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.2) million and $0.1 million for the three months ended September 30, 2020 and June 30, 2020, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$538.5	166.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	160.3	166.8
Equity earnings	(106.7)	(1.4)
Net (gain) loss on dispositions	(11.3)	1.2
Distributions of earnings from real estate ventures	14.6	10.4
Provision for loss on receivables and other assets	7.5	61.4
Amortization of stock-based compensation	67.8	65.6
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(43.4)	(21.7)
Accretion of interest and amortization of debt issuance costs	3.2	3.9
Other, net	(17.0)	(37.0)
Change in:
Receivables	(80.4)	574.3
Reimbursable receivables and reimbursable payables	(38.3)	96.9
Prepaid expenses and other assets	(151.3)	(49.6)
Deferred tax assets, net	3.8	(53.1)
Accounts payable and accrued liabilities	(271.7)	(60.0)
Accrued Compensation	134.7	(561.1)
Net cash provided by operating activities	210.3	363.1
Cash flows from investing activities:
Net capital additions – property and equipment	(111.6)	(112.5)
Net investment asset activity (less than wholly-owned)	(53.8)	(10.2)
Business acquisitions, net of cash acquired	(22.2)	—
Capital contributions to real estate ventures	(132.3)	(63.2)
Distributions of capital from real estate ventures	39.1	30.5
Other, net	(35.2)	31.2
Net cash used in investing activities	(316.0)	(124.2)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	3,432.0	4,404.0
Repayments of borrowings under credit facility	(3,207.0)	(4,529.0)
Net proceeds from (repayments of) short-term borrowings	60.4	(17.1)
Payments of deferred business acquisition obligations and earn-outs	(58.3)	(28.9)
Repurchase of common stock	(189.5)	(50.0)
Other, net	1.7	(22.8)
Net cash provided by (used in) financing activities	39.3	(243.8)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(17.3)	(4.3)
Net change in cash, cash equivalents and restricted cash	(83.7)	(9.2)
Cash, cash equivalents and restricted cash, beginning of the period	839.8	652.1
Cash, cash equivalents and restricted cash, end of the period	$756.1	642.9
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$265.5	200.2
Restricted cash, end of period	220.2	202.9
Cash paid during the period for:
Interest	$24.5	35.0
Income taxes, net of refunds	175.7	101.6
Operating leases	148.2	142.0
Non-cash activities:
Business acquisitions (including contingent consideration)	$31.3	—
Non-cash consideration received for disposition	23.9	—
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
Our Condensed Consolidated Financial Statements as of September 30, 2021, and for the periods ended September 30, 2021 and 2020, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations. Within our Real Estate Services ("RES") segments, revenue from transaction-based activities (e.g. leasing and capital markets) is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. In 2020 and during the nine months ended September 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue excluded from scope of ASC Topic 606	$102.3	72.0	$235.9	174.7
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

(in millions)	September 30, 2021	December 31, 2020
Contract assets, gross	$402.8	347.8
Contract asset allowance	(2.5)	(2.1)
Contract assets, net	$400.3	345.7

Contract liabilities	$105.0	111.0
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

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

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Americas
Leasing	$594.6	325.2	$1,442.5	1,022.2
Capital Markets	421.2	190.8	934.1	579.0
Property & Facility Management	1,564.8	1,433.3	4,576.8	4,331.6
Project & Development Services	389.2	336.2	962.0	917.9
Advisory, Consulting and Other	113.4	95.3	313.2	282.2
Revenue	$3,083.2	2,380.8	$8,228.6	7,132.9
Depreciation and amortization	$33.2	36.4	$100.6	112.9
Equity earnings	$7.6	4.8	$58.6	20.4
Segment income	$285.6	140.0	$637.2	277.1

EMEA
Leasing	$80.6	58.5	$209.0	153.3
Capital Markets	110.4	73.3	284.0	196.5
Property & Facility Management	368.5	348.7	1,074.5	1,044.2
Project & Development Services	207.2	190.8	595.7	558.3
Advisory, Consulting and Other	63.3	72.5	192.8	173.6
Revenue	$830.0	743.8	$2,356.0	2,125.9
Depreciation and amortization	$10.3	9.8	$32.2	28.0
Equity earnings	$—	0.8	$—	0.8
Segment loss	$(10.3)	(1.9)	$(45.8)	(55.8)

Asia Pacific
Leasing	$63.6	46.6	$147.7	105.8
Capital Markets	43.4	20.4	125.7	66.1
Property & Facility Management	567.3	521.3	1,729.9	1,568.5
Project & Development Services	111.5	104.5	319.7	296.5
Advisory, Consulting and Other	60.4	50.4	176.9	133.7
Revenue	$846.2	743.2	$2,499.9	2,170.6
Depreciation and amortization	$7.5	6.9	$22.4	20.5
Equity earnings	$1.4	0.9	$3.4	0.7
Segment income	$20.9	35.8	$75.2	57.4

LaSalle
Advisory fees	$97.3	84.6	$270.4	251.1
Transaction fees & other	10.2	17.7	28.9	36.1
Incentive fees	22.3	8.0	37.5	27.9
Revenue	$129.8	110.3	$336.8	315.1
Depreciation and amortization	$1.8	1.8	$5.1	5.4
Equity earnings (losses)	$8.4	8.5	$44.7	(20.5)
Segment income	$29.7	29.5	$88.9	28.8

The following table is a reconciliation of Segment income to consolidated Operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Segment income - Americas	$285.6	140.0	$637.2	277.1
Segment loss - EMEA	(10.3)	(1.9)	(45.8)	(55.8)
Segment income - APAC	20.9	35.8	75.2	57.4
Segment income - LaSalle	29.7	29.5	88.9	28.8
Less: Equity earnings	(17.4)	(15.0)	(106.7)	(1.4)
Add: Restructuring and acquisition charges	(15.6)	(33.5)	(50.9)	(75.8)
Operating income	$292.9	154.9	$597.9	230.3
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2021 Business Combinations Activity
During the nine months ended September 30, 2021, we completed one strategic acquisition, expanding our capabilities and increasing our presence in key regional markets. This strategic acquisition is presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Skyline AI (Skyline)	Q3	Israel	Capital Markets
Aggregate terms of our acquisitions included: (1) cash paid at closing of $22.2 million (net of $6.7 million in cash acquired) and (2) contingent earn-out consideration of $31.3 million which we will pay upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in goodwill of $35.3 million, identifiable intangibles of $19.5 million and other net liabilities (assumed liabilities less acquired assets) of $1.3 million. As of September 30, 2021, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for our 2021 acquisitions during their open measurement periods.
During the nine months ended September 30, 2021, we paid $82.5 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2020 Business Combinations Activity
During the year ended December 31, 2020 we completed no new acquisitions.
Earn-Out Payments

($ in millions)	September 30, 2021	December 31, 2020
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	21	35
Maximum earn-out payments (undiscounted)	$119.1	$199.2
Short-term earn-out liabilities (fair value)(1)	25.2	77.2
Long-term earn-out liabilities (fair value)(1)	20.2	8.5
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

Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2021 consisted of: (1) goodwill of $4,212.1 million, (2) identifiable intangibles of $629.1 million amortized over their remaining finite useful lives, and (3) $51.5 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following tables detail, by reporting segment, movements in goodwill.

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2020	$2,878.0	959.7	329.2	57.8	$4,224.7
Additions, net of adjustments	35.3	—	—	—	35.3
Dispositions	(11.0)	(0.7)	—	—	(11.7)
Impact of exchange rate movements	0.1	(26.8)	(9.1)	(0.4)	(36.2)
Balance as of September 30, 2021	$2,902.4	932.2	320.1	57.4	$4,212.1

	Real Estate Services
(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	(1.1)	(4.7)	2.6	(0.3)	(3.5)
Balance as of September 30, 2020	$2,876.5	910.5	320.2	56.8	$4,164.0
The following tables detail, by reporting segment, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSRs	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2020	$572.1	265.8	55.7	23.6	57.9	$975.1
Additions, net of adjustments (1)	95.5	15.7	3.8	—	—	115.0
Adjustment for fully amortized intangibles	(36.2)	(11.4)	(29.9)	(4.7)	—	(82.2)
Impact of exchange rate movements	—	—	(0.7)	(1.1)	(2.5)	(4.3)
Balance as of September 30, 2021	$631.4	270.1	28.9	17.8	55.4	$1,003.6

Accumulated Amortization
Balance as of December 31, 2020	$(147.8)	(94.1)	(39.5)	(8.6)	(5.3)	$(295.3)
Amortization, net (2)	(71.9)	(31.1)	(5.3)	(1.0)	(1.3)	(110.6)
Adjustment for fully amortized intangibles	36.2	11.4	29.9	4.7	—	82.2
Impact of exchange rate movements	—	—	0.4	0.3	—	0.7
Balance as of September 30, 2021	$(183.5)	(113.8)	(14.5)	(4.6)	(6.6)	$(323.0)

Net book value as of September 30, 2021	$447.9	156.3	14.4	13.2	48.8	$680.6
(1) Included in this amount for MSRs was $15.4 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
(1) Included in this amount for MSRs was (i) $15.3 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights and (ii) $1.9 million relating to an impairment valuation allowance.
(2) Amortization of MSRs is included in Revenue before reimbursements within the Condensed Consolidated Statements of Comprehensive Income.
6.INVESTMENTS IN REAL ESTATE VENTURES
As of September 30, 2021 and December 31, 2020, we had Investments in real estate ventures of $646.6 million and $430.8 million, respectively.
Approximately 90% of our investments, as of September 30, 2021, are primarily (i) direct investments in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement and (ii) investments by JLL Technologies in early-stage proptech companies. The remaining 10% of our Investments in real estate ventures, as of September 30, 2021, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, generally, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $315.9 million as of September 30, 2021. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to our investment in LIC II as its fund life terminated in January 2020.
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

Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2021	December 31, 2020
Property and equipment, net	$168.5	117.4
Investments in real estate ventures	9.8	9.0
Other assets	12.3	21.0
Total assets	$190.6	147.4
Other current liabilities	$1.9	1.9
Mortgage indebtedness (included in Other liabilities)	96.2	60.3
Total liabilities	98.1	62.2
Members' equity (included in Noncontrolling interest)	92.5	85.2
Total liabilities and members' equity	$190.6	147.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$3.4	3.6	$8.9	10.8
Operating and other expenses	(4.3)	(3.7)	(11.0)	(11.9)
Net gains on sale of investments(1)	—	3.1	—	15.3
Net (loss) income	$(0.9)	3.0	$(2.1)	14.2
(1) $12.2 million of the 2020 year-to-date gain was included in Equity earnings; the remaining $3.1 million was included in Other income.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments in real estate ventures for the nine months ended September 30, 2021 and 2020.
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

(in millions)	2021	2020
Fair value investments as of January 1,	$340.3	328.6
Investments	148.9	36.8
Distributions	(46.6)	(58.8)
Change in fair value, net	100.8	(9.1)
Foreign currency translation adjustments, net	(5.7)	1.5
Fair value investments as of September 30,	$537.7	299.0
See Note 8, Fair Value Measurements, for additional discussion of our investments in real estate ventures reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2021	1,118.1	545.2	1,663.3	$144.01	1.92
Granted	23.7	58.8	82.5	205.50
Vested	(199.6)	—	(199.6)	141.21
Forfeited	(6.9)	(9.4)	(16.3)	145.07
Unvested as of September 30, 2021	935.3	594.6	1,529.9	$147.75	1.96

Unvested as of June 30, 2020	1,343.2	558.8	1,902.0	$137.93	2.01
Granted	11.2	4.4	15.6	107.51
Vested	(213.5)	—	(213.5)	140.38
Forfeited	(13.0)	(4.5)	(17.5)	134.03
Unvested as of September 30, 2020	1,127.9	558.7	1,686.6	$137.49	1.85

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	280.8	166.0	446.8	184.71
Vested	(417.8)	(79.0)	(496.8)	146.76
Forfeited	(23.9)	(23.9)	(47.8)	140.66
Unvested as of September 30, 2021	935.3	594.6	1,529.9	$147.75	1.96

Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	$141.51	2.39
Granted	173.1	276.4	449.5	114.19
Vested	(548.4)	—	(548.4)	137.92
Forfeited	(29.1)	(4.5)	(33.6)	136.96
Unvested as of September 30, 2020	1,127.9	558.7	1,686.6	$137.49	1.85
As of September 30, 2021, we had $105.1 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2026; $12.9 million relates to the awards issued in conjunction with the HFF acquisition.
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
We estimated the fair value of our Long-term debt as $692.9 million and $723.7 million as of September 30, 2021 and December 31, 2020, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt was $678.6 million and $702.0 million as of September 30, 2021 and December 31, 2020, respectively, and included debt issuance costs of $2.0 million and $2.5 million, respectively.
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
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In instances where the reported NAV per share did not fully incorporate the COVID-19 pandemic’s impact on the fair value of underlying investments, we recognized an adjustment to decrease the reported NAV. As of September 30, 2021, there were no such adjustments compared with adjustments of $22.8 million as of December 31, 2020. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2021 and December 31, 2020, investments in real estate ventures at fair value using NAV were $245.3 million and $203.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments in real estate ventures - fair value	$84.7	—	207.7	77.2	—	59.3
Foreign currency forward contracts receivable	—	7.3	—	—	13.1	—
Warehouse receivables	—	2,293.5	—	—	1,529.2	—
Deferred compensation plan assets	—	522.2	—	—	446.3	—
Mortgage banking derivative assets	—	—	71.7	—	—	87.1
Total assets at fair value	$84.7	2,823.0	279.4	77.2	1,988.6	146.4
Liabilities
Foreign currency forward contracts payable	$—	17.2	—	—	3.4	—
Deferred compensation plan liabilities	—	499.9	—	—	427.6	—
Earn-out liabilities	—	—	45.4	—	—	85.7
Mortgage banking derivative liabilities	—	—	38.0	—	—	73.4
Total liabilities at fair value	$—	517.1	83.4	—	431.0	159.1
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, these contracts had a gross notional value of $2.10 billion ($1.25 billion on a net basis) and $2.34 billion ($1.42 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $7.3 million asset as of September 30, 2021, was composed of gross contracts with receivable positions of $8.7 million and payable positions of $1.4 million. The $17.2 million liability as of September 30, 2021, was composed of gross contracts with receivable positions of $0.8 million and payable positions of $18.0 million. As of December 31, 2020, the $13.1 million asset was composed of gross contracts with receivable positions of $13.5 million and payable positions of $0.4 million. The $3.4 million liability as of December 31, 2020, was composed of gross contracts with receivable positions of $2.7 million and payable positions of $6.1 million.

Warehouse Receivables
As of September 30, 2021 and December 31, 2020, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2021, as Deferred compensation plan assets of $522.2 million, long-term deferred compensation plan liabilities of $499.9 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.2 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2020, as Deferred compensation plan assets of $446.3 million, long-term deferred compensation plan liabilities of $427.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million.
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

	Balance as of June 30, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of September 30, 2021
Investments in real estate ventures	$181.6	6.1	0.3	19.7	—	$207.7
Mortgage banking derivative assets and liabilities, net	12.6	7.3	—	57.8	(44.0)	33.7
Earn-out liabilities	18.0	—	0.3	27.5	(0.4)	45.4

	Balance as of June 30, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of September 30, 2020
Investments in real estate ventures	$44.3	4.3	—	1.6	—	$50.2
Mortgage banking derivative assets and liabilities, net	(5.5)	(2.6)	—	48.2	(33.9)	6.2
Earn-out liabilities	97.8	(0.6)	0.7	—	(2.9)	95.0

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Level transfer out(2)	Balance as of September 30, 2021
Investments in real estate ventures	$59.3	44.2	0.3	105.9	(0.1)	(1.9)	$207.7
Mortgage banking derivative assets and liabilities, net	13.7	18.6	—	128.5	(127.1)	—	33.7
Earn-out liabilities	85.7	1.0	—	31.3	(72.6)	—	45.4

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of September 30, 2020
Investments in real estate ventures	$34.4	6.8	—	9.0	—	$50.2
Mortgage banking derivative assets and liabilities, net	10.2	(93.2)	—	112.9	(23.7)	6.2
Earn-out liabilities	148.5	(8.2)	(0.2)	—	(45.1)	95.0
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
Non-Recurring Fair Value Measurements
We review our investments in real estate ventures, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the nine months ended September 30, 2021 or 2020. See Note 6, Investments in Real Estate Ventures, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Short-term borrowings and long-term debt obligations are composed of the following.

($ in millions)	September 30, 2021	December 31, 2020
Short-term borrowings:
Local overdraft facilities	$13.0	12.0
Other short-term borrowings	104.6	50.0
Total short-term borrowings	$117.6	62.0
Credit facility, net of debt issuance costs of $12.8 and $8.7	212.2	(8.7)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.3 and $0.8	274.7	274.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.8 and $0.8	202.0	213.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.9 and $0.9	201.9	213.9
Total debt	$1,008.4	755.3
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on to April 14, 2026. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of September 30, 2021, at LIBOR plus 0.95%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both September 30, 2021 and December 31, 2020.
The following tables provides additional information on our Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Average outstanding borrowings under the Facility	$497.1	758.9	$432.5	1,014.3
Effective interest rate on the Facility	1.0%	1.1%	1.0%	1.6%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $57.0 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2021, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2021.

Warehouse Facilities

	September 30, 2021		December 31, 2020
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse Facilities:
LIBOR plus 1.30%, expires November 15, 2021(1)	$414.4	700.0	144.4	400.0
LIBOR plus 1.30%, expires September 16, 2022(2)	1,658.3	2,000.0	768.9	1,600.0
LIBOR plus 1.30%, expires August 27, 2022(3)	194.8	300.0	195.9	900.0
LIBOR plus 1.60%, expires July 30, 2022(4)	—	400.0	—	—
Fannie Mae ASAP(5) program, SOFR plus 1.25%(6)	—	n/a	128.8	n/a
LIBOR plus 1.50%	—	—	261.6	300.0
Gross warehouse facilities	2,267.5	3,400.0	1,499.6	3,200.0
Debt issuance costs	(1.2)	n/a	(1.2)	n/a
Total warehouse facilities	$2,266.3	3,400.0	1,498.4	3,200.0
(1) In the third quarter of 2021, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 20, 2021. In the second quarter of 2021, JLL increased the maximum capacity of the Warehouse facility with a decrease to the interest rate; previously, the facility had an interest rate of LIBOR plus 1.40% and a maximum capacity of $400.0 million.
(2) In the third quarter of 2021, JLL extended the Warehouse facility with a temporary increase to the maximum capacity; previously the facility had a maturity date of September 18, 2021 and a temporary maximum capacity of $1,600.0 million which expired on January 31, 2021 and thereafter reverted to its original contractual amount. In the second quarter of 2021, JLL amended the Warehouse facility with a decrease to the interest rate; previously the facility had an interest rate of LIBOR plus 1.40%.
(3) In the third quarter of 2021, JLL extended the Warehouse facility with an increase to the maximum capacity; previously, the facility had a maturity date of August 27, 2021 and a temporary maximum capacity of $900.0 million which expired on January 6, 2021 and thereafter reverted to its original contractual amount. In the second quarter of 2021, JLL amended the Warehouse facility with a decrease to the interest rate; previously the facility had an interest rate of LIBOR plus 1.40%.
(4) In the third quarter of 2021, JLL added a new secured borrowing for $400.0 million under a master repurchase agreement that is scheduled to expire on July 30, 2022. Advances are made at 100% of the loan balance and borrowings are secured by the related warehouse receivables and bear interest at LIBOR plus 1.60%.
(5) As Soon As Pooled ("ASAP") funding program.
(6) JLL amended the Fannie Mae ASAP program interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.25%; previously, the facility had an interest rate of LIBOR plus 1.15%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of September 30, 2021.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.5 million and $44.0 million as of September 30, 2021 and December 31, 2020, respectively, and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2020	$48.2
New claims	1.5
Prior year claims adjustments (including foreign currency changes)	(10.8)
Claims paid	(13.1)
September 30, 2021	$25.8

December 31, 2019	$38.1
New claims	5.8
Prior year claims adjustments (including foreign currency changes)	0.8
Claims paid	—
September 30, 2020	$44.7
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2021 and December 31, 2020, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $14.7 billion and $12.2 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2021 and December 31, 2020, the loss-sharing guarantee obligations were $24.1 million and $22.1 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three and nine months ended September 30, 2021 and 2020.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of September 30, 2021 and December 31, 2020, the loan loss guarantee reserve was $22.9 million and $36.7 million, respectively, and are included within Other liabilities on our Condensed Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Severance and other employment-related charges	$1.2	19.3	$2.1	27.6
Restructuring, pre-acquisition and post-acquisition charges	11.2	8.6	32.6	25.9
Stock-based compensation expense for HFF retention awards	3.2	6.2	15.2	30.5
Fair value adjustments to earn-out liabilities	—	(0.6)	1.0	(8.2)
Restructuring and acquisition charges	$15.6	33.5	$50.9	75.8
The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Restructuring, Acquisition and Integration Costs	Total
December 31, 2020	$41.3	2.5	1.2	$45.0
Accruals	2.1	7.7	24.9	34.7
Payments made	(29.0)	(9.4)	(19.9)	(58.3)
September 30, 2021	$14.4	0.8	6.2	$21.4

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring, Acquisition and Integration Costs	Total
December 31, 2019	$24.3	8.4	3.8	$36.5
Accruals	27.6	9.3	16.6	53.5
Payments made	(22.1)	(16.0)	(20.4)	(58.5)
September 30, 2020	$29.8	1.7	—	$31.5
We expect the majority of accrued severance and other accrued acquisition costs as of September 30, 2021 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2026.
HFF Acquisition
Included in Restructuring and acquisition charges were $6.6 million and $30.5 million, respectively, for the three and nine months ended September 30, 2021 compared to $13.8 million and $55.2 million, respectively, for the three and nine months ended September 30, 2020 of charges relating to the acquisition and integration of HFF (including retention and severance expense, early lease termination costs, and other integration expenses).

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2021	$(80.7)	(302.4)	$(383.1)
Other comprehensive loss before reclassification	—	(47.2)	(47.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(47.2)	(47.2)
Balance as of September 30, 2021	$(80.7)	(349.6)	$(430.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2020	$(72.0)	(465.4)	$(537.4)
Other comprehensive income before reclassification	—	59.3	59.3
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.7	—	0.7
Other comprehensive income after tax expense of $ - , $ - and $ -	0.7	59.3	60.0
Balance as of September 30, 2020	$(71.3)	(406.1)	$(477.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
Other comprehensive loss before reclassification	—	(53.6)	(53.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.5	—	0.5
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.5	(53.6)	(53.1)
Balance as of September 30, 2021	$(80.7)	(349.6)	$(430.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive loss before reclassification	—	(50.3)	(50.3)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.7	—	0.7
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.7	(50.3)	(49.6)
Balance as of September 30, 2020	$(71.3)	(406.1)	$(477.4)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2021, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2021.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. In 2020 and during the nine months ended September 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.

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
Transaction-Based Revenue
Transaction-based fees, which are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities and other services within our RES businesses, and LaSalle, increase the variability of the revenue we earn. Specifically for LaSalle, we are compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. In addition, this seasonality excludes the recognition of investment-generated performance fees as well as realized and unrealized co-investment equity earnings and losses (the timing of each of these can fluctuate based on a variety of factors). Generally, we recognize incentives fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations fluctuate based on a variety of factors. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020 and during the nine months ended September 30, 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits and may continue to do so during the remainder of 2021.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2021 and 2020, are not fully indicative of the results we expect to realize for the full fiscal year.

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
•MENA: Middle East and North Africa. Greater China: China, Hong Kong, Macau and Taiwan.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
•We renamed our Corporate Solutions business to "JLL Work Dynamics" effective June 2021.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$738.8	430.3	308.5	72%	71%
Capital Markets	575.0	284.5	290.5	102	100
Property & Facility Management	2,500.6	2,303.3	197.3	9	7
Project & Development Services	707.9	631.5	76.4	12	11
Advisory, Consulting and Other	237.1	218.2	18.9	9	7
Real Estate Services ("RES") revenue	$4,759.4	3,867.8	891.6	23%	22%
LaSalle	129.8	110.3	19.5	18	17
Revenue	$4,889.2	3,978.1	911.1	23%	22%
Reimbursements	(2,084.3)	(1,886.7)	197.6	10	9
Revenue before reimbursements	$2,804.9	2,091.4	713.5	34%	32%
Gross contract costs	(703.9)	(659.1)	(44.8)	7	5
Net non-cash MSR and mortgage banking derivative activity	(28.1)	(14.7)	(13.4)	91	91
Fee revenue	$2,072.9	1,417.6	655.3	46%	45%
Leasing	717.3	412.9	304.4	74	73
Capital Markets	537.9	262.8	275.1	105	103
Property & Facility Management	313.7	302.4	11.3	4	2
Project & Development Services	201.0	188.0	13.0	7	6
Advisory, Consulting and Other	179.6	145.7	33.9	23	21
RES fee revenue	$1,949.5	1,311.8	637.7	49%	47%
LaSalle	123.4	105.8	17.6	17	16
Compensation and benefits excluding gross contract costs	$1,467.0	970.3	496.7	51%	50%
Operating, administrative and other expenses excluding gross contract costs	272.7	218.7	54.0	25	23
Depreciation and amortization	52.8	54.9	(2.1)	(4)	(5)
Restructuring and acquisition charges	15.6	33.5	(17.9)	(53)	(56)
Total fee-based operating expenses	1,808.1	1,277.4	530.7	42	40
Gross contract costs	703.9	659.1	44.8	7	5
Total operating expenses, excluding reimbursed expenses	$2,512.0	1,936.5	575.5	30%	28%
Operating income	$292.9	154.9	138.0	89%	89%
Equity earnings	$17.4	15.0	2.4	16%	15%
Adjusted EBITDA	$352.0	243.6	108.4	44%	44%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$1,799.2	1,281.3	517.9	40%	39%
Capital Markets	1,343.8	841.6	502.2	60	56
Property & Facility Management	7,381.2	6,944.3	436.9	6	4
Project & Development Services	1,877.4	1,772.7	104.7	6	3
Advisory, Consulting and Other	682.9	589.5	93.4	16	12
Real Estate Services ("RES") revenue	$13,084.5	11,429.4	1,655.1	14%	12%
LaSalle	336.8	315.1	21.7	7	4
Revenue	$13,421.3	11,744.5	1,676.8	14%	11%
Reimbursements	(5,979.3)	(5,591.6)	387.7	7	5
Revenue before reimbursements	$7,442.0	6,152.9	1,289.1	21%	18%
Gross contract costs	(2,066.0)	(1,963.5)	(102.5)	5	1
Net non-cash MSR and mortgage banking derivative activity	(43.5)	(21.7)	(21.8)	100	100
Fee revenue	$5,332.5	4,167.7	1,164.8	28%	25%
Leasing	1,738.8	1,231.9	506.9	41	39
Capital Markets	1,275.7	796.3	479.4	60	57
Property & Facility Management	936.2	870.2	66.0	8	4
Project & Development Services	562.2	554.9	7.3	1	(2)
Advisory, Consulting and Other	502.4	415.0	87.4	21	16
RES fee revenue	$5,015.3	3,868.3	1,147.0	30%	27%
LaSalle	317.2	299.4	17.8	6	3
Compensation and benefits excluding gross contract costs	$3,820.3	2,963.3	857.0	29%	26%
Operating, administrative and other expenses excluding gross contract costs	746.6	753.2	(6.6)	(1)	(4)
Depreciation and amortization	160.3	166.8	(6.5)	(4)	(6)
Restructuring and acquisition charges	50.9	75.8	(24.9)	(33)	(33)
Total fee-based operating expenses	4,778.1	3,959.1	819.0	21	18
Gross contract costs	2,066.0	1,963.5	102.5	5	1
Total operating expenses, excluding reimbursed expenses	$6,844.1	5,922.6	921.5	16%	12%
Operating income	$597.9	230.3	367.6	160%	157%
Equity earnings	$106.7	1.4	105.3	n.m.	n.m.
Adjusted EBITDA	$874.5	442.5	432.0	98%	95%

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
Gain on Disposition reflects the gain recognized on the sale of businesses. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2021, $12.0 million of the activity related to a business disposition within Americas and $0.4 million related to a sold business within EMEA, while activity in 2020 related to the sale of property management businesses in continental Europe.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$4,889.2	3,978.1	$13,421.3	11,744.5
Less: Reimbursements	(2,084.3)	(1,886.7)	(5,979.3)	(5,591.6)
Revenue before reimbursements	2,804.9	2,091.4	7,442.0	6,152.9
Adjustments:
Gross contract costs	(703.9)	(659.1)	(2,066.0)	(1,963.5)
Net non-cash MSR and mortgage banking derivative activity	(28.1)	(14.7)	(43.5)	(21.7)
Fee revenue	$2,072.9	1,417.6	$5,332.5	4,167.7

Operating expenses	$4,596.3	3,823.2	$12,823.4	11,514.2
Less: Reimbursed expenses	(2,084.3)	(1,886.7)	(5,979.3)	(5,591.6)
Operating expenses, excluding reimbursed expenses	2,512.0	1,936.5	6,844.1	5,922.6
Less: Gross contract costs	(703.9)	(659.1)	(2,066.0)	(1,963.5)
Fee-based operating expenses	$1,808.1	1,277.4	$4,778.1	3,959.1

Operating income	$292.9	154.9	$597.9	230.3
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income attributable to common shareholders	$237.2	131.9	$540.2	152.4
Add:
Interest expense, net of interest income	9.6	12.3	30.6	41.8
Provision for income taxes	65.3	25.7	148.4	32.2
Depreciation and amortization	52.8	54.9	160.3	166.8
EBITDA	$364.9	224.8	$879.5	393.2
Adjustments:
Restructuring and acquisition charges	15.6	33.5	50.9	75.8
Gain on disposition	(0.4)	—	(12.4)	(4.8)
Net non-cash MSR and mortgage banking derivative activity	(28.1)	(14.7)	(43.5)	(21.7)
Adjusted EBITDA	$352.0	243.6	$874.5	442.5

Net income margin attributable to common shareholders	8.5%	6.3%	7.3%	2.5%

Adjusted EBITDA margin	17.1%	17.2%	16.6%	10.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	% Change	2021	% Change
Revenue:
At current period exchange rates	$4,889.2	23%	$13,421.3	14%
Impact of change in exchange rates	(54.8)	n/a	(328.5)	n/a
At comparative period exchange rates	$4,834.4	22%	$13,092.8	11%

Fee revenue:
At current period exchange rates	$2,072.9	46%	$5,332.5	28%
Impact of change in exchange rates	(21.0)	n/a	(125.6)	n/a
At comparative period exchange rates	$2,051.9	45%	$5,206.9	25%

Operating income:
At current period exchange rates	$292.9	89%	$597.9	160%
Impact of change in exchange rates	0.2	n/a	(7.2)	n/a
At comparative period exchange rates	$293.1	89%	$590.7	157%

Adjusted EBITDA:
At current period exchange rates	$352.0	44%	$874.5	98%
Impact of change in exchange rates	(1.3)	n/a	(11.5)	n/a
At comparative period exchange rates	$350.7	44%	$863.0	95%

Revenue
We achieved significant third-quarter increases in consolidated RES revenue, up 22% from 2020 to $4.8 billion, and fee revenue, up 47% from last year to $1.9 billion. Third-quarter RES fee revenue exceeded same-quarter 2019, reflecting the continued recovery of transaction-based revenue. Growth was broad-based across all service lines and was led by Leasing (49% of RES fee revenue growth on a local currency basis) and Capital Markets (44% of RES fee revenue growth on a local currency basis), while also reflecting stability in annuity-based revenues, particularly in Americas. In addition, all geographic segments experienced growth, ranging from 15% to 68%.
Geographically across service lines, Americas contributed 86% of the RES fee revenue growth for the third quarter, on a local currency basis, with EMEA and Asia Pacific each representing approximately 7% of the growth. The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with the prior-year quarter, by notable segment. Refer to segment operating results for further detail.
•Leasing — Americas (89%), EMEA (6%) and Asia Pacific (5%)
•Capital Markets — Americas (80%), EMEA (12%) and Asia Pacific (8%)
•Property & Facility Management — Americas drove entire growth, partially offset by EMEA and Asia Pacific
•Project & Development Services — Americas (109%) and Asia Pacific (23%), partially offset by EMEA
•Advisory, Consulting and Other — Americas (62%), Asia Pacific (24%), and EMEA (15%)
LaSalle revenue increased 17% compared with the prior-year quarter, driven by incentive fees and growth in advisory fees, partially offset by lower transaction fees. Refer to the LaSalle segment discussion for further detail.
For the first nine months of 2021, consolidated RES revenue and fee revenue increased 12% and 27%, respectively, compared with the prior year. Leasing and Capital Markets also led the year-to-date growth contributing 48% and 44%, respectively, of the RES fee revenue growth on a local currency basis. Americas contributed 80% of the RES fee revenue growth for the first nine months, on a local currency basis. LaSalle revenue increased 4% as higher advisory and incentive fees more than offset the decline in transaction fees.
Our consolidated fee revenue increased 46% in U.S. dollars (“USD”) and 45% in local currency for the third quarter of 2021, compared with 2020. Year-to-date, consolidated fee revenue increased 28% in U.S. dollars (“USD”) and 25% in local currency compared with last year. The spreads for the third quarter and year-to-date were driven by the weakening of the U.S. dollar against several major currencies, especially the British pound sterling, euro, Australian dollar and Chinese yuan.
Operating Expenses
Consolidated operating expenses, excluding reimbursed expenses, were $2.5 billion for the third quarter, up 28% from 2020, and $6.8 billion for the first nine months of 2021, up 12% from 2020, while consolidated fee-based operating expenses were $1.8 billion for the third quarter, up 39% from the prior-year quarter, and $4.8 billion for the first nine months, up 18% from last year. For the third quarter, the increase in fee-based operating expenses was primarily attributable to the Americas, which drove 80% of the increase on a local currency basis (also 80% of the year-to-date increase). Asia Pacific and EMEA represented 12% and 11%, respectively, of the third-quarter increase (16% and 13% year to date, respectively).
Americas year-to-date results reflected a $13.8 million non-cash reduction to loan loss credit reserves, compared with a $30.6 million increase in reserves during the prior year.
For the third quarter and first nine months of 2021, Restructuring and acquisition charges decreased compared with the prior-year periods; refer to following table for further detail. Charges associated with the acquisition and integration of HFF included retention and severance expense, early lease termination costs, and other integration expenses; since June 30, 2021, such charges have predominantly related to the amortization of retention awards issued in conjunction with the 2019 acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Severance and other employment-related charges	$1.2	19.3	$2.1	27.6
Restructuring, pre-acquisition and post-acquisition charges	14.4	14.8	47.8	56.4
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	—	(0.6)	1.0	(8.2)
Total restructuring & acquisition charges	$15.6	33.5	$50.9	75.8
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$6.6	13.8	$30.5	55.2
Equity Earnings
For the third quarter of 2021, we recognized equity earnings of $17.4 million, compared with $15.0 million in the prior-year quarter. For the first nine months of 2021, we recognized equity earnings of $106.7 million, compared with $1.4 million in 2020.
Valuation increases of JLL Technologies' investments contributed $7.3 million this quarter and $58.2 million year to date, reflecting continued progress in the strategy to invest in early-stage proptech companies, compared with $4.3 million and $6.8 million in the respective prior-year periods; refer to the Americas segment discussion for additional detail. In addition, substantially all of the $12.7 million of first-quarter 2020 equity earnings in the Americas segment were attributable to gains by consolidated variable interest entities in which we held no equity interest; these gains are also reflected in net income attributable to noncontrolling interest and, therefore, have no impact to net income attributable to common shareholders.
LaSalle recognized $8.4 million of equity earnings in third-quarter 2021 ($44.7 million of year-to-date equity earnings), compared with $8.5 million in the prior-year quarter ($20.5 million of equity losses in the first nine months of 2020). Refer to the LaSalle segment discussion for additional detail.
Income Taxes
The provision for income taxes was $65.3 million and $148.4 million for the three and nine months ended September 30, 2021, respectively, representing an effective tax rate of 21.6% for both periods. For the three and nine months ended September 30, 2020, the provision was $25.7 million and $32.2 million, respectively, representing effective tax rates of 16.0% and 16.2%, respectively. The lower effective tax rates in 2020 reflected comparatively lower pretax earnings as a result of the impact of the pandemic as well as the geographic distribution of the earnings.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and nine months ended September 30, 2021 was $237.2 million and $540.2 million, respectively, compared with $131.9 million and $152.4 million in the respective prior-year periods. Adjusted EBITDA was $352.0 million and $874.5 million for the third quarter and first nine months of 2021, respectively. Net income attributable to common shareholders for the nine months ended September 30, 2021 included a $12.0 million gain recognized on the sale of a business as part of a broader investment made in Roofstock, a marketplace for investing in the single-family rental sector. This gain on sale is excluded from adjusted measures.
Net income margin attributable to common shareholders for the third quarter (against Revenue before reimbursements) was 8.5%, compared with 6.3% in the prior-year quarter. Adjusted EBITDA margin for the third quarter, calculated on a fee-revenue basis, was 17.0% in USD (17.1% in local currency), compared with 17.2% in 2020. The 20 basis point net reduction in margin was primarily due to (i) the expected reduction of certain non-permanent cost savings from 2020 (including government relief programs) and (ii) incremental investments in people and technology, substantially offset by the significant increase in revenue, particularly from higher margin transaction-based service lines.

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
Americas - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$3,083.2	2,380.8	702.4	30%	29%
Reimbursements	(1,525.9)	(1,389.6)	(136.3)	10	9
Revenue before reimbursements	$1,557.3	991.2	566.1	57%	57%
Gross contract costs	(227.0)	(202.8)	(24.2)	12	11
Net non-cash MSR and mortgage banking derivative activity	(28.1)	(14.7)	(13.4)	91	91
Fee Revenue	$1,302.2	773.7	528.5	68%	68%
Leasing	582.6	313.6	269.0	86	85
Capital Markets	392.6	175.5	217.1	124	123
Property & Facility Management	160.9	149.6	11.3	8	7
Project & Development Services	101.0	88.7	12.3	14	14
Advisory, Consulting and Other	65.1	46.3	18.8	41	40
Compensation, operating and administrative expenses excluding gross contract costs	$1,019.1	616.8	402.3	65%	65%
Depreciation and amortization	33.2	36.4	(3.2)	(9)	(9)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,052.3	653.2	399.1	61	61
Gross contract costs	227.0	202.8	24.2	12	11
Segment operating expenses (excluding reimbursed expenses)	$1,279.3	856.0	423.3	49%	49%
Equity earnings	$7.6	4.8	2.8	58%	60%
Segment income	$285.6	140.0	145.6	104%	104%
Adjusted EBITDA	$291.7	161.9	129.8	80%	80%

Americas - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$8,228.6	7,132.9	1,095.7	15%	15%
Reimbursements	(4,323.9)	(4,128.1)	(195.8)	5	4
Revenue before reimbursements	$3,904.7	3,004.8	899.9	30%	30%
Gross contract costs	(663.1)	(607.9)	(55.2)	9	8
Net non-cash MSR and mortgage banking derivative activity	(43.5)	(21.7)	(21.8)	100	100
Fee revenue	$3,198.1	2,375.2	822.9	35%	34%
Leasing	1,407.1	986.2	420.9	43	42
Capital Markets	888.3	553.6	334.7	60	60
Property & Facility Management	461.6	425.6	36.0	8	8
Project & Development Services	274.8	273.2	1.6	1	—
Advisory, Consulting and Other	166.3	136.6	29.7	22	21
Compensation, operating and administrative expenses excluding gross contract costs	$2,562.4	2,027.3	535.1	26%	26%
Depreciation and amortization	100.6	112.9	(12.3)	(11)	(11)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	2,663.0	2,140.2	522.8	24	24
Gross contract costs	663.1	607.9	55.2	9	8
Segment operating expenses (excluding reimbursed expenses)	$3,326.1	2,748.1	578.0	21%	21%
Equity earnings	$58.6	20.4	38.2	187%	188%
Segment income	$637.2	277.1	360.1	130%	129%
Adjusted EBITDA	$696.6	357.2	339.4	95%	94%
Year-to-date and quarter-to-date revenue and fee revenue expansion in the Americas was driven by transaction-based revenues, with third-quarter fee revenue outpacing the same period in 2019. The growth in Leasing was driven by both higher transaction volumes and an increase in deal size in the U.S., with strong momentum in office, industrial and retail sectors in certain markets. Capital Markets more than doubled the prior-year quarter's fee revenue for the second consecutive quarter, reflecting increased deal activity across investment sales, debt advisory and equity advisory, as well as a 35% increase in third-quarter servicing revenue from the multifamily business (25% year to date). Valuation Advisory and JLL Technologies Solutions led the increase in Advisory, Consulting and Other. Solid growth in Property & Facility Management was driven by new client wins and was particularly notable given the prior-year quarter grew 24% over 2019.
Equity earnings for the third quarter and first nine months of 2021 were attributable to valuation increases of JLL Technologies' investments in early-stage proptech entities. In the prior year, substantially all of the $12.7 million first-quarter equity earnings were attributable to gains by consolidated variable interest entities in which the company held no equity interest; therefore, these gains had no net impact to Adjusted EBITDA.
The increases in segment operating expenses and segment fee-based operating expenses for the third quarter and first nine months of 2021, compared with the prior-year periods, were driven by revenue-related expense growth and the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020).
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 22.4% in USD and local currency, compared with 20.9% in 2020. The margin expansion was primarily driven by transaction-based revenue growth, mostly offset by the above-noted expected reduction of certain prior-year cost savings, and incremental investments in people and technology.

EMEA - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$830.0	743.8	86.2	12%	8%
Reimbursements	(185.5)	(149.1)	(36.4)	24	20
Revenue before reimbursements	$644.5	594.7	49.8	8%	5%
Gross contract costs	(259.3)	(270.1)	10.8	(4)	(8)
Fee revenue	$385.2	324.6	60.6	19%	15%
Leasing	76.3	56.6	19.7	35	32
Capital Markets	105.0	69.1	35.9	52	47
Property & Facility Management	77.5	76.9	0.6	1	(4)
Project & Development Services	65.8	68.1	(2.3)	(3)	(5)
Advisory, Consulting and Other	60.6	53.9	6.7	12	8
Compensation, operating and administrative expenses excluding gross contract costs	$385.2	317.5	67.7	21%	17%
Depreciation and amortization	10.3	9.8	0.5	5	1
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	395.5	327.3	68.2	21	17
Gross contract costs	259.3	270.1	(10.8)	(4)	(8)
Segment operating expenses (excluding reimbursed expenses)	$654.8	597.4	57.4	10%	6%
Equity earnings	$—	0.8	(0.8)	(100)%	(100)%
Segment loss	$(10.3)	(1.9)	(8.4)	(442)%	(411)%
Adjusted EBITDA	$1.0	7.7	(6.7)	(87)%	(88)%

EMEA - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$2,356.0	2,125.9	230.1	11%	3%
Reimbursements	(516.4)	(500.7)	(15.7)	3	(4)
Revenue before reimbursements	$1,839.6	1,625.2	214.4	13%	6%
Gross contract costs	(769.3)	(722.1)	(47.2)	7	(1)
Fee revenue	$1,070.3	903.1	167.2	19%	11%
Leasing	196.9	149.1	47.8	32	24
Capital Markets	267.9	184.2	83.7	45	36
Property & Facility Management	238.4	221.0	17.4	8	—
Project & Development Services	189.2	193.0	(3.8)	(2)	(7)
Advisory, Consulting and Other	177.9	155.8	22.1	14	7
Compensation, operating and administrative expenses excluding gross contract costs	$1,083.9	931.7	152.2	16%	9%
Depreciation and amortization	32.2	28.0	4.2	15	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,116.1	959.7	156.4	16	9
Gross contract costs	769.3	722.1	47.2	7	(1)
Segment operating expenses (excluding reimbursed expenses)	$1,885.4	1,681.8	203.6	12%	5%
Equity earnings	$—	0.8	(0.8)	(100)%	(100)%
Segment loss	$(45.8)	(55.8)	10.0	18%	20%
Adjusted EBITDA	$(12.6)	(26.6)	14.0	53%	43%
EMEA's revenue and fee revenue growth for the third quarter was led by transaction-based revenue, reflecting the continued recovery in several geographies, particularly those with higher COVID-19 vaccination rates. Notably, Capital Markets and Leasing together exceeded same-quarter 2019 fee revenue performance for the second consecutive quarter. The continued growth in Capital Markets reflected higher deal volumes, particularly in industrial, residential and office sectors, compared with the prior-year quarter. The increase in Leasing revenue was driven by transaction volume increases primarily in office and industrial as average deal size for office remains below pre-pandemic levels. In addition, Valuation Advisory again led the growth in Advisory, Consulting and Other. Geographically across service lines, EMEA fee revenue growth for the quarter was led by the UK and Germany. Year-to-date revenue and fee revenue growth for EMEA was also driven by transaction-based revenues and the service lines had drivers consistent with the quarterly commentary above. Geographically across service lines, EMEA year-to-date fee revenue growth was led by the UK, France, Switzerland and Spain.
The increases in segment operating expenses and segment fee-based operating expenses, compared with the prior-year quarter, were primarily due to revenue-related expense growth and the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020).
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 0.3% in USD (0.2% in local currency), compared with 2.4% in the prior-year quarter. The decline in margin was driven by the above-noted impact of prior-year cost savings as well as incremental investments in people and technology, partially offset by the increase in higher margin transaction-based revenue.

Asia Pacific - Real Estate Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$846.2	743.2	103.0	14%	12%
Reimbursements	(371.2)	(347.2)	(24.0)	7	5
Revenue before reimbursements	$475.0	396.0	79.0	20%	18%
Gross contract costs	(212.9)	(182.5)	(30.4)	17	15
Fee revenue	$262.1	213.5	48.6	23%	20%
Leasing	58.4	42.7	15.7	37	33
Capital Markets	40.3	18.2	22.1	121	119
Property & Facility Management	75.3	75.9	(0.6)	(1)	(2)
Project & Development Services	34.2	31.2	3.0	10	8
Advisory, Consulting and Other	53.9	45.5	8.4	18	16
Compensation, operating and administrative expenses excluding gross contract costs	$235.1	171.7	63.4	37%	35%
Depreciation and amortization	7.5	6.9	0.6	9	8
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	242.6	178.6	64.0	36	34
Gross contract costs	212.9	182.5	30.4	17	15
Segment operating expenses (excluding reimbursed expenses)	$455.5	361.1	94.4	26%	24%
Equity earnings	$1.4	0.9	0.5	56%	40%
Segment income	$20.9	35.8	(14.9)	(42)%	(44)%
Adjusted EBITDA	$28.3	42.7	(14.4)	(34)%	(36)%

Asia Pacific - Real Estate Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$2,499.9	2,170.6	329.3	15%	9%
Reimbursements	(1,133.4)	(959.1)	(174.3)	18	11
Revenue before reimbursements	$1,366.5	1,211.5	155.0	13%	7%
Gross contract costs	(619.6)	(621.5)	1.9	—	(4)
Fee revenue	$746.9	590.0	156.9	27%	20%
Leasing	134.8	96.6	38.2	40	33
Capital Markets	119.5	58.5	61.0	104	92
Property & Facility Management	236.2	223.6	12.6	6	—
Project & Development Services	98.2	88.7	9.5	11	5
Advisory, Consulting and Other	158.2	122.6	35.6	29	21
Compensation, operating and administrative expenses excluding gross contract costs	$652.7	512.8	139.9	27%	21%
Depreciation and amortization	22.4	20.5	1.9	9	5
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	675.1	533.3	141.8	27	20
Gross contract costs	619.6	621.5	(1.9)	—	(4)
Segment operating expenses (excluding reimbursed expenses)	$1,294.7	1,154.8	139.9	12%	7%
Equity earnings	$3.4	0.7	2.7	386%	334%
Segment income	$75.2	57.4	17.8	31%	20%
Adjusted EBITDA	$97.5	78.2	19.3	25%	15%
Asia Pacific's double-digit fee revenue increase for the third quarter and first nine months of 2021 reflected the ongoing rebound in transaction-based revenue. A continued increase in large-deal transactions across nearly all asset classes, most notably in Australia (for the quarter and year to date), Japan (for the quarter) and Singapore (for the first nine months), drove revenue expansion in Capital Markets. Growth in Leasing for the quarter and first nine months was led by Greater China and Australia, extending the momentum in office and industrial. Significant business growth continued in Valuation Advisory, predominantly in Australia, which led to the fee revenue increase in Advisory, Consulting and Other for both the third quarter and year to date.
Higher segment operating expenses for the third quarter and first nine months of 2021 and fee-based operating expenses for the third quarter and first nine months of 2021, compared with respective prior-year periods, were primarily attributable to revenue-related expense increases and the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020).
Adjusted EBITDA margin for the third quarter, calculated on a fee-revenue basis, was 10.8% in USD (10.7% in local currency), compared with 20.0% last year. The margin decline was attributable to the above-noted impact of prior-year cost savings as well as incremental investments in people and technology, partially offset by the increase in higher-margin transaction-based revenue.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$129.8	110.3	19.5	18%	17%
Reimbursements	(1.7)	(0.8)	(0.9)	113	113
Revenue before reimbursements	$128.1	109.5	18.6	17%	16%
Gross contract costs	(4.7)	(3.7)	(1.0)	27	27
Fee Revenue	$123.4	105.8	17.6	17%	16%
Advisory fees	92.8	81.0	11.8	15	13
Transaction fees & other	8.3	16.8	(8.5)	(51)	(51)
Incentive fees	22.3	8.0	14.3	179	184
Compensation, operating and administrative expenses excluding gross contract costs	$100.3	83.0	17.3	21%	20%
Depreciation and amortization	1.8	1.8	—	—	(3)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	102.1	84.8	17.3	20	19
Gross contract costs	4.7	3.7	1.0	27	27
Segment operating expenses (excluding reimbursed expenses)	$106.8	88.5	18.3	21%	19%
Equity earnings	$8.4	8.5	(0.1)	(1)%	(2)%
Segment income	$29.7	29.5	0.2	1%	1%
Adjusted EBITDA	$31.0	31.3	(0.3)	(1)%	—%

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$336.8	315.1	21.7	7%	4%
Reimbursements	(5.6)	(3.7)	(1.9)	51	44
Revenue before reimbursements	$331.2	311.4	19.8	6%	4%
Gross contract costs	(14.0)	(12.0)	(2.0)	17	17
Fee revenue	$317.2	299.4	17.8	6%	3%
Advisory fees	257.0	239.5	17.5	7	4
Transaction fees & other	22.7	32.0	(9.3)	(29)	(30)
Incentive fees	37.5	27.9	9.6	34	36
Compensation, operating and administrative expenses excluding gross contract costs	$267.9	244.7	23.2	9%	7%
Depreciation and amortization	5.1	5.4	(0.3)	(6)	(9)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	273.0	250.1	22.9	9	6
Gross contract costs	14.0	12.0	2.0	17	17
Segment operating expenses (excluding reimbursed expenses)	$287.0	262.1	24.9	10%	7%
Equity earnings (losses)	$44.7	(20.5)	65.2	318%	316%
Segment income	$88.9	28.8	60.1	209%	206%
Adjusted EBITDA	$93.0	33.7	59.3	176%	174%
LaSalle advisory fee growth for the third quarter and first nine months of 2021 was led by core open-end funds, a result of recent capital raising and valuation increases in assets under management ("AUM"), as well as a recently launched fund in Asia Pacific. Fees related to a secondary offering for a LaSalle-managed publicly traded REIT in Japan in the third quarter of 2020, which did not recur this year, primarily drove the decline in transaction fees. The increase in incentive fees was due to real estate dispositions on behalf of clients in Asia Pacific and continental Europe.
Equity earnings in the first nine months of 2021 were driven by increases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio across asset classes and geographies. For the first nine months of 2020, equity losses were largely driven by the pandemic's impact on real estate prices which drove lower estimated fair values within the portfolio.
The increases in segment operating expenses and segment fee-based operating expenses for the current quarter, compared with the prior-year quarter, were primarily driven by compensation expense related to the higher incentive fees and deferred variable compensation expenses associated with the run-off of a previous compensation program.
Adjusted EBITDA margin for the third quarter was 25.1% in USD (25.4% local currency), compared with 29.5% last year. The decline in margin was primarily attributable to incremental investments in people and technology as well as the deferred compensation impact noted above, partially offset by higher incentive fees.
AUM reached a record $74.7 billion as of September 30, 2021, an increase of 2% in both USD and local currency from $73.4 billion as of June 30, 2021. The AUM increase resulted from (i) $1.7 billion of net valuation increases, (ii) $1.5 billion of acquisitions and (iii) $0.2 billion of foreign currency increases, partially offset by (iv) $2.1 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities provided $210.3 million of cash in the first nine months of 2021, compared with $363.1 million of cash provided by operating activities during the same period in 2020. The decrease in cash provided was primarily due to a significant increase in trade receivables, reflecting higher year-over-year third-quarter revenue this year, as well as the timing of payments related to taxes and other government obligations. This was partially offset by (i) less incentive compensation paid in 2021 compared with 2020, reflecting our performance in 2020 compared with 2019, and (ii) higher cash provided by earnings in 2021, driven by a substantial increase in net income.
Cash Flows from Investing Activities
We used $316.0 million of cash for investing activities during the first nine months of 2021, as compared to $124.2 million used during the same period in 2020. The increase in cash used was driven by (i) incremental JLL Technologies investments in early-stage proptech companies, (ii) an increase in net capital contributions to real estate ventures, (iii) acquisitions in investment properties (less than wholly-owned), and (iv) business acquisitions. We discuss these key drivers individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $39.3 million of cash during the first nine months of 2021, as compared to $243.8 million used by financing activities during the same period in 2020. The net increase of $283.1 million in cash inflows from financing activities is substantially driven by an increase in borrowings on our Facility. This increase resulted from lower cash inflows for operating activities and higher cash outflows from investing activities as discussed above, as well as incremental share repurchases and higher payments of deferred acquisition-related obligations.
Debt
Our $2.75 billion Facility matures on April 14, 2026. As of September 30, 2021, we had outstanding borrowings under the Facility of $225.0 million and outstanding letters of credit of $0.7 million. As of December 31, 2020, we had no outstanding borrowings under the Facility and outstanding letters of credit of $0.7 million. The average outstanding borrowings under the Facility were $497.1 million and $758.9 million during the three months ended September 30, 2021 and 2020, respectively, and $432.5 million and $1,014.3 million during the nine months ended September 30, 2021 and 2020.
In addition to our Facility, we had the capacity to borrow up to $57.0 million under local overdraft facilities as of September 30, 2021. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $117.6 million and $62.0 million as of September 30, 2021 and December 31, 2020, respectively, of which $13.0 million and $12.0 million, respectively, were attributable to local overdraft facilities.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions. See Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our Facility, Long-term debt and Short-term borrowings.
Investment Activity
As of September 30, 2021, we had a carrying value of $646.6 million in investments, primarily related to LaSalle co-investments in real estate ventures and investments by JLL Technologies in early-stage proptech companies. For the nine months ended September 30, 2021, and 2020, funding of investments exceeded return of capital by $93.2 million and $32.7 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity. In addition, JLL Technologies funded a $45.0 million convertible note to Turntide Technologies in the second quarter of 2021. This activity is included within "Other" in the cash flows from investing activities and primarily included in Long-term receivables on the Condensed Consolidated Balance Sheet.

Share Repurchase and Dividend Programs
On February 21, 2021, our Board of Directors authorized an additional $500.0 million for the repurchase of our common stock in the open market and privately negotiated transactions in addition to the $100.0 million remaining from the initial authorization. The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($'s in millions)	2021	2020	2021	2020
Total number of shares repurchased (in 000's)	658.9	258.0	858.9	446.0
Total paid for shares repurchased	$149.9	25.0	$191.0	50.0
As of September 30, 2021, $409.0 million remained authorized for repurchases under our share repurchase program.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2021 and 2020, were $111.6 million and $112.5 million, respectively. Our capital expenditures in 2021 were primarily for leased office space improvements, purchased/developed software and hardware.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital additions made by consolidated VIEs in which we held no equity interest for the nine months ended September 30, 2021 and 2020, were $53.8 million and $10.2 million, respectively, primarily to acquire real estate (net of real estate sales). The funding for these investments (largely from employee-investors and related third-party debt) is included within financing activities.
Business Acquisitions
During the nine months ended September 30, 2021, we paid $104.7 million for business acquisitions. This included $22.2 million of payments relating to acquisitions in 2021 and $82.5 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $22.1 million as of September 30, 2021. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2021, we had the potential to make earn-out payments for a maximum of $119.1 million on 21 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2021 and December 31, 2020, we had total cash and cash equivalents of $535.9 million and $574.3 million, respectively, of which approximately $422.3 million and $445.2 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both September 30, 2021 and December 31, 2020.
Off-Balance Sheet Arrangements
We have unfunded capital commitments to investment vehicles and direct investments for future co-investments, totaling a maximum of $315.9 million as of September 30, 2021. See our discussion of unfunded commitments in Note 6, Investments in Real Estate Ventures, in the Notes to Condensed Consolidated Financial Statements.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2020 in Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2021 on our variable-rate debt, our results would reflect an increase of $1.6 million to Interest expense, net of interest income, for the nine months ended September 30, 2021.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Nine Months Ended September 30,
	2021	2020
British Pound	9%	8%
Euro	7	8
Australian dollar	6	5
Other(1)	20	21
Revenue exposed to foreign exchange rates	42%	42%
United States dollar	58	58
Total Revenue	100%	100%
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. See Note 8, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements for further discussion of our forward contracts.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2021:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2021 - July 31, 2021	284,100	$208.32	284,100	$499.7
August 1, 2021 - August 31, 2021	313,000	$242.02	313,000	$424.0
September 1, 2021 - September 30, 2021	61,800	$242.57	61,800	$409.0
Total	658,900		658,900

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2021.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)