Form 10-K
period 2021-12-31
JONES LANG LASALLE INC
filed 2022-02-28
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2021	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2021 was $9,946,917,181.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 22, 2022 was 49,885,103.
Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
JLL is a leading professional services firm that specializes in real estate and investment management. We shape the future of real estate for a better world by using the most advanced technology to create rewarding opportunities, amazing spaces and sustainable real estate solutions for our clients, our people and our communities. JLL is a Fortune 500 company with annual revenue of $19.4 billion, operations in over 80 countries and a global workforce of over 98,000 as of December 31, 2021. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities. Through LaSalle Investment Management, we invest for clients on a global basis in both private assets and publicly traded real estate securities.
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
Through December 31, 2021, we delivered an array of services across four business segments, managing our Real Estate Services (“RES”) offerings across three geographic segments (i) the Americas, (ii) Europe, Middle East and Africa ("EMEA"), and (iii) Asia Pacific, and managing our investment management business globally as (iv) LaSalle. In our Americas, EMEA and Asia Pacific segments, we provided a full range of leasing, capital markets, integrated property and facility management, project management, advisory, consulting, valuations and technology solutions services locally, regionally and globally. LaSalle is one of the world's largest and most diversified real estate investment management companies with $76.6 billion assets under management as of December 31, 2021.
Effective January 1, 2022, our Real Estate Services operations were reorganized into four global business segments focused on product offerings versus geographical alignment. The new RES segments are: (i) Markets Advisory, (ii) Capital Markets, (iii) Work Dynamics, and (iv) JLL Technologies ("JLLT"). Effective with financial reporting in 2022, prior period results will be restated to conform with our new organizational structure. We will continue to manage our investment management business globally as LaSalle, a distinct segment.

OUR HISTORY
We began to establish our network of services across the globe through the 1999 merger of the Jones Lang Wootton companies ("JLW", founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners", founded in the United States in 1968 and incorporated in 1997). We have grown our business by expanding our client base and the range of our services and products, both organically and through a series of mergers and acquisitions. Our extensive global platform and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. These mergers and acquisitions have given us additional share and scale in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
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

We offer our real estate services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (ordered alphabetically):

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
We develop and activate technology to make real estate work for the long-term benefit of our people, clients and communities. Across our service lines, we offer and will continue to develop and invest in unique technology products and services that help us and our clients transform the way they acquire, operate, manage, and experience commercial real estate. Refer to the Technology portion of our Strategic Framework section below for additional information about our technology agenda.
We believe our market reach and depth of service offerings strengthen the long-term value of the enterprise in a number of ways, including: (i) reducing the potential impact of episodic volatility or disruption in any specific region; (ii) enhancing the expertise of our people through knowledge sharing across the globe to facilitate opportunities to engage clients across our service offerings; and (iii) allowing us to identify and quickly react to emerging trends, risks and opportunities.
The following reflects our revenue and fee revenue by service line for the year ended December 31, 2021:
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

Real Estate Services: Americas, EMEA, and Asia Pacific
For the year ended December 31, 2021, our RES revenue and fee revenue was:
In the Americas, our RES revenue and fee revenue for 2021 was earned geographically as follows:

Americas Revenue by Country - $11.9B	Americas Fee Revenue by Country - $4.9B

In EMEA, our RES revenue and fee revenue for 2021 was earned geographically as follows:

EMEA Revenue by Country - $3.5B	EMEA Fee Revenue by Country - $1.6B

France
12%
Germany
8%
MENA 4%
Netherlands 3%
Poland 5%
Spain 3%
Ireland 3%
Israel 4%
Other
EMEA
13%
U.K. 45%

France 12%
Germany 12%
MENA 5%
Netherlands 3%
Poland 4%
Spain 3%
Portugal 2%
Other EMEA 15%
U.K. 44%

In Asia Pacific, our RES revenue and fee revenue for 2021 was earned geographically as follows:

Asia Pacific Revenue by Country - $3.5B	Asia Pacific Fee Revenue by Country - $1.1B

India 15%
Japan 5%
Singapore 8%
Other Asia 8%
Greater China 32%
Australia 32%

India
11%
Japan
8%
Singapore
8%
Other
Asia
8%
Australia 33%
Greater
China 32%

Our five RES service lines, and the services we provide within them, include:
1. Leasing
Agency Leasing executes leasing programs, including marketing, on behalf of property owners (including investors, developers, property-owning companies and public entities) to secure tenants and negotiate leases with terms that reflect our clients' best interests. In 2021, we completed approximately 15,200 agency leasing transactions representing 298 million square feet of space.
Tenant Representation establishes strategic alliances with occupier clients to help them evaluate and execute transactions to meet their occupancy requirements and ongoing real estate needs. We partner with clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. In 2021, we completed approximately 27,000 tenant representation transactions representing 722 million square feet of space.
Our agency leasing and tenant representation fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a monetary amount per square foot leased.

2. Capital Markets serves our clients locally, regionally and globally by leveraging extensive knowledge of the commercial and residential real estate markets and our fully-integrated capital markets platform to provide a broad array of advisory services. Our services primarily include (ordered alphabetically):

● Corporate Capital Markets	● Investment sales and advisory
● Debt advisory	● Loan sales
● Equity advisory (funds and placement, M&A and corporate advisory)	● Loan servicing
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
For the year ended December 31, 2021, we provided capital markets services for approximately $315 billion of client transactions.
3. Property & Facility Management
Property Management provides on-site management services to real estate owners for office, industrial, retail, multifamily residential and specialty properties. We seek to leverage our market share and buying power to deliver superior service and value to our clients. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors, striving to maintain high levels of occupancy and tenant satisfaction while partnering with clients to reduce property operating costs. As of December 31, 2021, we provided on-site property management services for properties totaling approximately 3.9 billion square feet.
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
Integrated Facilities Management ("IFM") provides comprehensive facility management services to corporations and institutions that outsource the management of the real estate they occupy, typically those with large portfolios (usually over one million square feet) that offer significant opportunities to reduce costs, meet sustainability targets, improve service delivery and enhance end-user experience. Our IFM offering focuses on the work, worker and workplace to help clients achieve optimal financial and operational results from their facilities, while also enhancing the experience and productivity of the end-user. Our extended delivery team includes our own personnel as well as third-party vendors and subcontractors who can meet clients' needs by providing consistent service delivery worldwide and a single point of contact from their real estate service providers.

The scope of IFM solutions offered to clients generally fall within one of the following three categories:
•Full-service IFM outsourcing: Day-to-day operations management of client site locations, delivered through a globally integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research & development facilities, data centers and industrial complexes. As of December 31, 2021, IFM managed approximately 1.6 billion square feet of real estate for our clients.
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
5. Advisory, Consulting and Other
Advisory and Consulting provides clients with specialized, value-added real estate consulting services in such areas as technology implementation and optimization, mergers and acquisitions advisory, asset management, occupier portfolio strategy, workplace solutions, location advisory, industry research, financial optimization strategies, organizational strategy and Six Sigma process solutions. Our professionals focus on translating global best practices into local real estate solutions, creating optimal financial and operational results for our clients across asset classes.
We typically negotiate compensation for Advisory and Consulting based on developed work plans that vary based on the scope and complexity of projects.
Valuation Advisory delivers customized solutions to enable clients to take the fastest, best informed decisions for their investment interests throughout the life cycle. The services include valuation, secured lending advisory, transaction support, data & analytics, development advisory, asset and infrastructure advisory, business valuation, property tax advisory, restructuring and complex litigation. We are a sector-based organization and have strong expertise in retail, alternatives & special use, infrastructure, public sector, office, residential, hotels & hospitality, agribusiness, healthcare, senior living, and industrial and logistics.
We usually negotiate compensation for Valuation Advisory services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.

Energy and Sustainability Services help occupiers and investors realize the positive impact of sustainability on their brand, workforce, financial statements and the environment. Like JLL, our clients are increasingly recognizing that there are both potential risks and opportunities associated with addressing the impacts of climate change, and are turning to partners like us for guidance and assistance. Our accredited energy and sustainability specialists worldwide assist clients with technologies and strategic solutions to deliver measurable improvements that yield clear environmental and societal benefits, as well as operational and cost efficiencies. This includes managing energy consumption and carbon footprint through sustainable construction and operations; providing green building assessments; leading green retrofits/upgrades; advising on occupier experience and engagement, advising on socio-economic impacts and site locations; and creating corporate social responsibility and sustainability reports. The breadth of our sustainability expertise positions us as the best choice to partner with clients, regardless of their focus, from leasing to capital markets transactions, and projects to facility management.
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
Technology Services help organizations transform the way they acquire, operate, manage, and experience space. We offer multiple cloud-based software solutions that generate value for occupiers and investors by improving the quality of decision-making through improved data and analytics, delivering unique insights, and improving net operating income. For example, Building Engines serves as a comprehensive, easy-to-use system that unites all the technology and applications used to run buildings in one place, streamlining work orders, making maintenance more efficient, and simplifying interactions between building tenants, management and staff. Hank uses machine learning and AI to optimize building energy efficiency, air quality, maintenance costs, and tenant comfort, which ultimately delivers opportunities to reduce operating costs while accelerating the achievement of buildings’ sustainability goals. Corrigo enables facilities managers to easily manage work orders, centralizing repair, maintenance, and analytics as well as automating tasks. JLL Marketplace provides more transparency and efficiency to increase the flow of capital and improve quality of services delivered.
Work Dynamics
As a strategic partner of clients with a global footprint, Work Dynamics offers a single and cohesive team to clients in order to bring together services across our RES service lines, including partnering with other JLL professionals to help clients execute leasing and capital markets transactions. Our global delivery platform enables consistent outcomes on both a local and global scale, and places us in a small cohort of competitors who can deliver on clients’ multi-service, multi-geography needs.
Rapid and complex change, including digitization, increasing regulation, globalization and evolving workforce demographics, have transformed the world of work. Organizations are realizing the potential for workplaces and real estate portfolios to help address broader business objectives, such as talent attraction, customer experience, employee well-being and productivity, financial performance and environmental sustainability (See Growth of Corporate Outsourcing in the Industry Trends section below). As clients buy with an increasingly global and/or multi-service mindset, they are looking to simplify and consolidate their supply chain with more integrated solutions. This puts Work Dynamics in a unique position to help clients bring together their real estate ecosystem, simplify decision making and maximize value of their real estate investments.
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
Portfolio. Through the nexus of services our Work Dynamics business provides to clients, we gain deep knowledge and extensive data about their corporate real estate footprints, business strategies and organizational priorities. Combining this with the expertise we draw from JLL's integrated global platform, we advise clients on how to optimize their workplace strategies and occupancy planning efforts to improve utilization and ultimately enhance the productivity and well-being of those who use the space. More broadly, this advice may extend to our clients’ portfolio strategies, including location advisory, technology implementation and optimization, and options to add and integrate flexible space solutions. When evolution of strategies dictates change, our Work Dynamics business partners work with other professionals throughout our organization to help clients execute leasing, acquisition and disposition strategies.

Capital. Viewing workplaces as living environments that can help individuals, organizations and communities innovate and thrive, Work Dynamics advises clients about how and when to make critical capital decisions to maximize the human and financial returns on portfolio investments. Our design and build professionals work alongside clients to capture and advance their organization’s brand identity, purpose and sustainability commitments through the design of space they occupy, including owned, leased, static and flexible environments. We then manage, and in some cases are responsible for, the successful completion of the fit-out activities to achieve their vision. Helping our clients manage the costs they incur to realize their space and location objectives is essential to that strategy. When capital decisions involve a change in location, our relocation management professionals facilitate smooth transitions.

Operations. IFM is our largest Work Dynamics service offering. Composed of integrated, digitally-enabled and flexible services that blend human, digital and experiential elements, this offering helps clients drive enhanced value from their facilities by improving operational performance and the experience of employees and other users of the space. Most frequently, new client relationships are formed through IFM business wins, which we accomplish through transitions from other service providers or conversions from insourced real estate management models. In addition to maximizing efficiency and quality of service delivery, our digitally-enabled platform also provides clients with opportunities to tailor the balance of services we provide versus what they self-perform.

Business Intelligence, Data Management and Technology. Data and technology are core to all clients’ workplace and business transformation agendas. Our comprehensive data and technology platform underpins all of our offerings, helping clients make fast, informed decisions that enhance the performance of their workplaces, portfolios and people. Experts in our JLLT group guide clients’ selection, implementation and management of real estate-related software and applications. The Corrigo ecosystem opens new client segments by revolutionizing end-to-end facility repair and maintenance service delivery, and helping clients find the best service providers.

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
LaSalle launched its first institutional investment fund in 1979, making us one of the most experienced real estate focused investment managers in the industry. We have invested, on behalf of clients, in real estate assets in 28 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. LaSalle's assets under management ("AUM") of $76.6 billion, as of December 31, 2021, by geographic distribution and fund type is detailed in the following graphics ($ in billions).
In serving our investment management clients, LaSalle is responsible for the acquisition, financing, leasing, management and divestiture of real estate investments across a broad range of real estate property types.
Some investors prefer to partner with investment managers who are willing to co-invest their own funds to more closely align the interests of the investor and the investment manager. We believe our ability to co-invest alongside our clients' funds will continue to be an important factor in maintaining and improving our competitive position. As of December 31, 2021, we had a total of $354.6 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
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
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases are open ended. In 2021, our open-ended funds grew nearly 20% and represented approximately 30% AUM as of December 31, 2021.

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
Rising investment allocations and globalization of capital flows to real estate
During the past decade, real estate has grown out of its previous 'alternative investment' classification to become a major defined asset class of its own, attracting a sustained long-term trend of rising investment allocations. While the initial impacts of the pandemic slowed all transactional markets during 2020, this trend strongly reasserted in 2021. As we move into the post-pandemic economy, pension companies and other institutional investors and capital sources continue to be drawn to real estate's attractive returns and distinctive investment characteristics.
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
In corporate boardrooms around the world, the pandemic has significantly enhanced the growing focus on reimagining workplaces and concepts for the future of work. These are areas in which JLL holds deep expertise and sector-leading specialist experience and resources. Across different industries we are positioned to provide highly adaptive and relevant solutions that promote organizational culture and prioritize health and well-being, flexible working models and technology enablement. In the post-pandemic era, we predict further growth in the strong and sustained trend for organizations to outsource real estate services while increasingly seeking strategic advice on reimagining their workspaces and workstyles to reinforce culture, attract talent and drive performance.

Urbanization
While the world of urban living and working was thrown into flux by the initial onset of the pandemic, we believe its foundations are deep and secure, and a dynamic future is already taking discernible shape. With the successful rollout of vaccination programs, the concentrations of culture, diversity, opportunity, facilities and creative expression in the world’s major cities will continue to attract strong inflows of ambitious and aspirational people. In the post-pandemic era, cities will again thrive, characterized by vibrant and reimagined office, cultural, retail and residential profiles.
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
Refer to our annual Global Sustainability Report for more detailed research, case studies and information, including JLL's commitment to net-zero carbon operations for our leased offices and updates on progress toward achieving our broader net-zero emissions target, which was certified to the new Net-Zero Standard by the Science Based Target initiative ("SBTi") in 2021.

STRATEGIC FRAMEWORK
Our GEB has set out the Beyond strategic vision and framework to deliver long-term sustainable and profitable global growth. This framework comprises broad strategic priorities grouped into five pillars – Clients, Brand, Technology, People and Values – which collectively support and drive our ambitious long-term growth trajectory.
Beyond: Our Strategic Vision for Long-Term Sustainable and Profitable Growth
Clients
We successfully completed a multi-year transformation program building fully integrated global organizational structures for all our business lines and functions. As a result, we are now even better positioned to provide seamless and highly consistent services to our clients across the world, as well as smoothly and rapidly deploy innovations, best practice and new technologies.
We continue to enhance our comprehensive service offering to create real value for our clients. Guided by our Beyond strategy, we are making significant ongoing investments in advanced client relationship management processes and tools, ensuring we can quickly assemble the best multidisciplinary teams and expertise tailored to meet each client’s requirements.
Brand
During the height of the pandemic and the subsequent economic recovery, JLL’s status as trusted adviser and partner to our clients has been readily apparent. Clients turned to us for solutions and insights to adapt their real estate strategies and operations to weather unprecedented challenges, and to plan ahead for the post-pandemic world. Our major research-led global focus on reimagining real estate ensured our brand and services were positioned in the vanguard of the industry’s response.
We continue to strengthen and expand awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond strategic vision to reach more CEOs and other senior decision makers. Supporting this goal, we are an active strategic partner of the World Economic Forum, member of the World Green Building Council and a founding partner of Bloomberg Green. In November 2021, JLL actively supported the UN climate negotiations and participated in the events surrounding COP26 in Glasgow, UK. Further, in February 2022, Fortune magazine again named JLL as one of the World’s Most Admired Companies (refer to the Distinguishing Attributes and Competitive Differentiators section below for additional awards and recognition during the past year).

Technology
JLL is embracing technology to meet the needs of clients today and anticipate the opportunities of tomorrow. Leading this transformation is core to our growth strategy and reflected in our significant investments. JLLT is a global leader in proptech – expanding and refining our technology capabilities to deliver significant competitive advantage and value for our clients and our company. The group offers multiple cloud-based software solutions that generate value for occupiers and investors by improving the quality of decision-making leveraging data and analytics, delivering unique insights, and reduce operating costs. During 2021, we strengthened our tech capabilities and broadened our offerings by acquiring:
•Skyline, a leading artificial intelligence technology company which uses proprietary machine learning models to gain a competitive advantage in the origination and analysis of real estate opportunities for our producers
•Building Engines, a leading building operations platform
•Hank, a virtual engineering platform focused on sustainability.
Additionally, we continue to be committed to the Spark Global Venture funds, which incubate and drive proptech innovation as well as an increasing array of advanced market-leading technology products and data analytics tools. Visit our website at www.jll.com to see the full portfolio of technology offerings.
Within our own operations, the substantial platform technology investments we made in the early phases of our Beyond journey are benefiting all areas within our enterprise.
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
Global economic recovery during 2021 has further accelerated the war for talent, resulting in highly fluid and competitive recruitment markets. A successful enterprise-wide coordinated talent strategy is central to our Beyond vision and delivery. This strategy ensures JLL is positioned as an employer of choice for top talent, achieving and sustaining a diverse, inclusive and collaborative culture that strongly appeals to our people and our clients alike.
Values
All of our people are committed to the core values of teamwork, ethics and excellence. These values are the foundation of our organization. Clients, employees, business partners and potential recruits are strongly attracted to these values and to our commitments to strong ESG, including ambitious goals and regular transparent reporting.
In September 2020, we signed the World Green Building Council’s Net Zero Carbon Buildings Commitment, pledging to achieve net zero carbon emissions from JLL-occupied buildings by 2030. Building on this pledge, in October 2021, the SBTi certified our commitment to reach net zero greenhouse gas emissions across our value chain by 2040. This places JLL among a select group of global companies to be recognized for aligning its net zero commitments with climate science. Within this overall target, JLL has committed to:
1.A near-term target to reduce absolute scope 1, 2 and 3 emissions by 51% by 2030 from a 2018 base year
2.A long-term target to reduce absolute scope 1, 2 and 3 emissions by 95% by 2040 from a 2018 base year
We have earned repeated recognition from organizations such as the Ethisphere Institute, which has named JLL as one of the World’s Most Ethical Companies every year since 2008.
In addition, during the fourth quarter of 2021, JLL collaborated with the World Economic Forum in establishing 10 Green Building Principles to guide real estate investors and corporate occupiers on implementing and achieving their net zero targets across their portfolios.

Growth
Our Beyond priorities for Clients, Brand, Technology, People and Values combine to provide an integrated strategic vision and platform for growth. This vision is supported by our commitment to enhance productivity, optimize sustainable and profitable long-term growth, and create value for all of our stakeholders. It embraces our opportunity to play a leading role in understanding and guiding the future of work, workplaces and cities, while enabling clients and communities to deliver on their sustainability targets and ambitions. It recognizes and leverages the vital part continuing innovations in data and technology will play, ensuring JLL has the products and data-driven insights to lead this wave of change.
Our growth strategy and strategic vision places a central focus on diversity and inclusion, ensuring we attract and retain a truly diverse, inclusive and talented global workforce, committed to inspiring each other and delivering outstanding results for our clients.
All of which is infused through our closely integrated global platform and vibrant business culture, combining deep local market knowledge with seamless advice and services tailored to each client’s specific needs.
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

Our Global Sustainability Program
Our organizational purpose - we shape the future of real estate for a better world - has deep roots in our identity and history and is the guiding principle informing our sustainability program. In 2021, we initiated a comprehensive review of our sustainability approach, soliciting input from a variety of internal and external stakeholders. The result was an updated program that is purpose-driven, issues-based and impact-assessed. We bring our purpose to life by collaborating with our stakeholders on three core issue areas where we can deliver the greatest impact: (1) climate action for sustainable real estate, (2) healthy spaces for all people and (3) inclusive places for thriving communities. In addition, we have adopted a new governance structure which underpins the delivery of the program and is aligned to the global structure of our business. This will move us closer to fully embedding sustainability into the way we operate and supporting our long-term strategic vision, Beyond.

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

Environmental Issues		Social Issues
1.	Energy and climate	1.	Diversity, Equity and Inclusion
2.	Sustainable buildings	2.	Corporate culture & reputation
3.	Adaptation and resilience	3.	Ethics and compliance
4.	Healthy buildings	4.	Innovation and technology
5.	Responsible supply chain	5.	Employee well-being

These results will continue to inform our evaluation of additional opportunities for impact beyond our already ambitious net zero commitments. All targets will be covered in detail in the next annual Global Sustainability Report, due for publication in the second quarter of 2022 at which time it will be available on our website.

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
Our commitment to technological innovation extends to our sustainability service offering for our clients. We utilize a number of technology platforms, both in-house and externally sourced, to help deliver our clients’ sustainability objectives. Our OneView Energy and Sustainability Analytics (OVESA) platform is used to manage the ever-increasing volumes of complex sustainability data on behalf of our clients. This system, along with our other platforms such as the Portfolio Energy and Environment Reporting System (PEERS) and the Energy and Sustainability Platform (ESP), reflects our commitment to investing in technology, data and information management platforms. By deploying flexible technology solutions, we were able to measure, manage and improve environmental impacts for thousands of buildings included on these platforms in 2021. In 2022, JLL will see further investments to simplify, streamline and enhance our tech capabilities.
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
We apply our business model to the resources and capital we employ to provide services. We provide these services through our own employees and, where necessary or appropriate in the case of Property & Facility Management and Project & Development Services, through the management of third-party contractors. The revenue and profits we earn from those efforts are allocated among further investments in our business, employee compensation and returns to our shareholders. We are increasingly focused on linking our business and sustainability strategies to promote the goal of creating long-term value for our stakeholders, including shareholders, clients, employees, and the global community of which JLL is a part. These efforts help our clients manage their real estate more effectively and efficiently, promote employment globally and create value for our shareholders and employees. In turn, they allow us to be an increasingly impactful member of, and positive force within, the communities in which we operate.

Thinking beyond

The Value Creation Model

Inputs

- Financial resources
- Client relationships and connectivity
- Skilled and diverse people
- Brand, Intelligence and Technology
- Buildings and infrastructure

Purpose

The pillars of
Beyond
ERM
Strategy
Clients
Brand
Digital
People
Values
Growth
Governance

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
DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
We deliver exceptional strategic, fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide through an integrated global platform. These characteristics among others distinguish us from our competitors, drive service excellence and customer loyalty, and demonstrate our commitment to a sustainable future. While we face formidable competition in individual markets, the following are key attributes differentiating JLL for clients seeking real estate and investment management services across the globe.
•Our focus on client relationship management to provide superior client service on a highly coordinated basis
•Our globally-integrated business model with local market knowledge, including a highly diverse set of service offerings, enabling our ability to deliver expertise wherever our clients need it
•Leadership in leveraging technology to enhance the services we provide our clients and the way we operate
•The strength of our brand, including our reputation as an ethical organization
•The strength of our financial position
•Our focus on sustainability, with a sustainability strategy that addresses long-term financial, environmental, and social risks and opportunities for ourselves and our clients
•The quality and worldwide reach of our industry-leading research function, enhanced by our ability to leverage granular data at a global scale through technology and our ability to synthesize complex information into practical advice for clients
•Our employee engagement as well as strategic focus on our most critical resource, our employees
•The quality of our internal governance and enterprise risk management, which clients can rely on over the long term
The following is a detailed discussion of these distinguishing attributes and competitive differentiators.
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
Technology Leadership. Our globally-coordinated investments in research, technology, data and analytics, people, quality control and innovation provide a foundation for us to develop, share and continually evaluate best practices across our global organization. In recent years, we launched a new global people information system, upgraded our digitally integrated finance system, and scaled the use of CRM tools globally to drive consistency across our organization. In addition, we have been heavily focused on acquiring and/or developing technology-enabled expertise, products and services to better serve our employees and clients. For example, in 2021 we acquired Skyline AI, which uses proprietary machine learning models to gain a competitive advantage in the origination and analysis of real estate opportunities for our producers.
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
The JLL name is our primary trading name; Jones Lang LaSalle Incorporated remains our legal name. Using the shorter JLL name facilitates its adaptation to different communication styles in different countries, languages and channels and especially to the use of digital and online channels for marketing and communications.
Financial Strength. Our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing overall volatility in operating a real estate services business. This further differentiates JLL from firms with more limited service offerings or that are only local/regional and must rely on fewer markets or services.
Confidence in the financial strength of long-term service providers is important to our clients, who require financial strength when they select real estate service providers. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that support investment-grade financial ratings. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2021 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a superior financial condition distinguishes us as we compete for business.
We have ample capacity to fund our business. A key source of liquidity is our unsecured credit facility (the "Facility") provided by an international syndicate of banks, which as of December 31, 2021 had a maximum borrowing capacity of $2.75 billion and a maturity date in April 2026.

Focus on Sustainability. Leading on sustainability is fundamental to both our purpose and our future long-term growth strategy because it’s about creating a positive impact not only today, but also in the future. Being a responsible corporate citizen is the right thing to do and is what our clients and employees expect from us. That commitment was reinforced in October 2021 when we were one of only seven companies globally to have our science-based net-zero target verified by the SBTi.
In addition and as part of our commitment to sustainability, in 2018, we announced our support of the Taskforce on Climate-related Financial Disclosure ("TCFD"). Starting in 2019, we began our multi-year analysis to evaluate (with subsequent refinements) the potential risks and opportunities to our business resulting from climate change in alignment with TCFD.
•In 2019, we identified seven top climate-related risks and opportunities and analyzed the impacts of two climate scenarios: (1) an aggressive mitigation scenario resulting in <2° C warming and (2) an intermediate mitigation scenario resulting in 2° - 3.7° C warming by the end of the century.
•Then in 2020, we expanded our analysis to quantify climate-related physical perils to the headquarter locations of our top eight countries by revenue and, based on stakeholder feedback, added a worst-case climate scenario with >5° C warming.
•Most recently in 2021, we conducted a quantitative climate scenario analysis estimating the financial impacts of physical risks (temperature, sea level rise and extreme climate shocks) in ten higher-risk cities and transaction risks and opportunities (carbon pricing, climate technology disruption, climate change consultancy and climate migration) globally by 2030 and 2050. Based on rapidly evolving climate science and market trends, in 2021 we updated our aggressive mitigation scenario (<2° C warming) with a net zero scenario that aligns with the goal to limit warming to <1.5° C. We anticipate lower climate-related financial risks to JLL as our business model is not carbon-intensive and mitigation measures are already in place for many risks. Additionally, our existing investments in property technology, green building solutions and our climate change consulting provide significant and scalable avenues to realize the identified climate-related opportunities.
Our findings were published in the first and second TCFD reports included within our 2019 and 2020 Global Sustainability Reports, respectively, and in 2022 these findings will be published in our first standalone TCFD report. These reports are available on www.jll.com.
There is a strong correlation between our ESG performance and the long-term health and success of our business. We address our ESG performance by putting our sustainability program into action, which delivers transformative changes for our business, people, clients, communities and planet.
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

Employee Engagement. Our people are united by our purpose to shape the future of real estate for a better world. As individuals and as teams, we celebrate what we do every day and talk about what can we do for a better world tomorrow. Our purpose combined with our strategic focus on People, Technology and Workspaces positions us for exciting business growth. Embedded in everything we do, are our Values, Ethics, Teamwork and Excellence. Driving the best people experience is imperative, allowing our employees to continue to grow with JLL while also feeling part of an inclusive and collaborative culture.
Our goal-setting framework uses three categories of goals (clients, growth and people) that align our people’s efforts with enterprise-wide strategy throughout all levels of the organization and build focus and attention on our priorities. Ongoing employee feedback is important to the continued improvement of our organization and to harness this valuable feedback, we conduct an all employee survey at least twice annually, measuring key aspects such as engagement, leadership, inclusion index and well-being.
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
Successful management of any organization's enterprise risks is critical to its long-term viability. We seek to promote, operate and continually improve a globally-integrated enterprise risk management model that optimizes our overall risk/reward profile through the coordinated and sophisticated interaction of business and corporate functions.
Awards. We won numerous awards and recognitions through January 2022 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:
•A member of the Bloomberg Gender-Equality Index, for the third consecutive year
•A member of the Dow Jones Sustainability Index North America, for the sixth consecutive year
•An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, for the tenth consecutive year
•One of America's Most Responsible Companies by Newsweek, for the third consecutive year
•One of the World's Most Ethical Companies by the Ethisphere Institute, every year since 2008
•One of the World's Most Admired Companies by Fortune Magazine, for the fifth consecutive year
•To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, with a perfect score, for the eighth consecutive year
•One of America's Best Employers for Diversity by Forbes, for the second consecutive year
•A Military Friendly Employer by VIQTORY, for the fifth consecutive year
•One of the Best Places to Work for Disability Inclusion by Disability:IN and the American Association of People with Disabilities, for the third consecutive year
•A Wall Street Journal Management Top 250 company by the Drucker Institute, for the second consecutive year
INTEGRATED REPORTING
JLL was one of the first U.S. listed companies to participate in the International Integrated Reporting Council ("IIRC"), and we continue to support the general principles set forth by the <IR> Framework, which are designed to promote communications and integrated thinking about how an organization's strategy, governance, and financial and non-financial performance lead to the creation of value over the short, medium and long term.
Components of Our Integrated Reporting. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Global Sustainability Report, available on our website. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Ethics Everywhere Annual Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our

Code of Business Ethics and our Vendor Code of Conduct. We publish details of our ethics program and ethics statistics in our Ethics Everywhere Annual Report to increase transparency and understanding of the types of concerns and issues raised through our reporting channels.
Responsibility for Integrated Reporting. Our Finance, Legal and Sustainability functions are primarily responsible for the integrity of our integrated reporting efforts, collaborating in the preparation and presentation of this report and engaging our organization's leadership.
SEASONALITY
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predicable or recurring. In addition, co-investment equity gains and losses are primarily dependent on underlying valuations, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020 and 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits. By the end of 2021, the historical seasonality trends began to return.
HUMAN CAPITAL
The following table details our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2021	December 31, 2020
Professional non-reimbursable employees	53.7	49.7
Directly reimbursable employees	44.5	41.1
Total employees	98.2	90.8
Directly reimbursable employees have costs which are fully reimbursed by clients, primarily in our Work Dynamics business. Specifically, reimbursable employees include our property and facility management professionals, including our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 3,100 property maintenance employees in the United States, 78% of whom are reimbursable. As of both December 31, 2021 and December 31, 2020, approximately 70% of our employees were based in countries other than the United States.
Diversity, Equity and Inclusion (DE&I)
We have a steadfast commitment to a more diverse and inclusive future, which is core to our purpose of shaping the future of real estate for a better world. We are focused on accelerating a culture of DE&I by holding ourselves accountable, setting short-term and long-term goals and taking comprehensive action - ultimately providing environments where all of our people feel they belong, creating a company culture we are proud of, and enabling higher performing teams. Some examples of our actions and progress include:
•Continued to advance our gender diversity
◦35% of our global workforce is female
◦45% of our independent board members are female
◦Half of our largest eight countries are led by female CEOs
◦Signed the Commercial Real Estate Women (CREW) Pledge for Action to support the advancement of women in real estate
◦Published our fourth Gender Pay Gap report in the UK

•Support Business Resource Groups in all three regions provide a supportive and safe platform to navigate career development and facilitate networking
•Offer targeted development programs for female and diverse talent, including Black Leadership Summit, Women's Leadership Summit and an inaugural Latinx Summit
•Launched programs to break down financial barriers for underrepresented populations to entering the real estate industry, including a college loan repayment program and an investment fund for entry-level compensation to supplement the industry's traditionally commission-based salary models
•Continue to be recognized for our commitment to diversity; refer to the Distinguishing Attributes and Competitive Differentiators section above for awards and recognition during the past year
Training and Development
Using extensive internal and external research, we have a set of core capabilities that define our leadership behaviors to drive our near and long-term success. Those capabilities are the foundation for our employee talent assessments, succession planning and other talent processes. Further, just as our business needs to constantly evolve, so too does the learning and leadership development venues and products that we use to serve the business. Our employees can self-assess and be assessed against these capabilities to participate in our award-winning development platform, Real Leadership.
In 2019, we launched Real Leadership, our end-to-end platform that helps our employees grow their leadership skills from frontline to executive. This award-winning program has served over 10,000 employees worldwide with 10 different programs including partnerships with Harvard, Stanford, and many other prestigious partnerships. In addition, we continue to upskill our workforce on future focused skills, ensuring our employees worldwide have the development they need whether for technical or professional development leveraging our JLL Virtual Learning library. Nearly 90,000 employees annually have been able to learn, in seven different languages, through our virtual on-demand offerings this year. Our total learning platforms have resulted in over 2 million learning assets consumed to accelerate our development of our employees.
Well-being
In 2020, we launched a well-being framework consisting of four pillars: physical, mental, financial, and inclusion. We provided resources on our Well-being site in 15 languages including online courses, webinars and resources for caregivers. Since its launch, the Well-being site has over 27,000 unique users and has had 177,000 visits. In addition, we implemented well-being training for managers across the globe.
As we navigated the challenges of the COVID-19 pandemic over 2021, we continued our efforts to elevate the care for our people and support their well-being. We added resources to our JLL Well-being site, including self-care tips, information about employee assistance programs, webinars on stress management and guidance for managers about leading through uncertain times. We also continued to build out resources for working caregivers and grew our new business resource group, PACE – Parent and Caregiver Experience. Through our two people surveys, we also continued to listen to our people and understand how they were feeling about their health, safety and return to the office. More than 80 percent of our employees told us they would like to be at a JLL office or at a client site full-time or on a hybrid schedule, and we have continued to welcome employees back to our spaces, in accordance with local mandates and guidelines, to drive innovation, collaboration and networking.
Health and Safety
Health and safety is at the forefront of JLL's operations. With over 600 health and safety professionals, we are committed to creating an environment that unequivocally protects our employees, clients and supply partners.
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

To monitor the strength of our safety culture, in 2021 we benchmarked our organization against data from other companies using the UK Health and Safety Laboratory’s Safety Climate Survey Tool. Our global survey received over 12,500 responses and showed our culture continued to be in the 95th percentile when compared against the all-industry scores and exceeded the 2020 highest average scores for Real Estate & Facilities Management organizations. While this score sets a high internal benchmark, our goal is to improve our culture and improve our scores year on year.
Through our safety vision and our awareness and education programs, like Global Safety Week, the strength of our program is realized in the low accident rates for the year 2021, compared with the U.S. Occupational Safety and Health Administration ("OSHA") industry average accident rates for our industry (NAICS Code 531: Real Estate).
•Lost Time Incident Rate was 0.31 (OSHA industry average was 0.70): 12-month average of OSHA recordable illness and injuries per 100 JLL employees that resulted in days away from work.
•Total Recordable Incident Rate was 0.50 (OSHA industry average was 2.10): 12-month average of OSHA recordable illness and injuries per 100 JLL employees.
•Days Away, Restricted Duty and Transfer was 0.31 (OSHA industry average was 1.00): 12-month average of OSHA recordable illness and injuries per 100 full-time employees that resulted in days away from work or restricted duties.
•There were zero JLL employee workplace fatalities reported in 2021.
We continue to react to the ongoing COVID threat and now have robust procedures in place that ensure the safety of JLL employees and enable us to react to local situations and legislation changes as they happen. This includes the ability for employees to have flexible working that is also beneficial to their personal well-being.
JLL began a journey toward the WELL building standard in 2017 with the certification of our New York City office. Now, with over 19 offices certified or in progress across the globe, we are more committed than ever to lead the market and invest in technology to build healthy workplaces for our people and our clients. Over the past several years, we have strengthened our commitment to health and wellness and enrolled our own assets into the WELL Portfolio Program, expanding from APAC to North America and now including EMEA.
Our WELL Portfolio now covers more than 4,000,000 square feet, impacting 23,550 JLL employees in well over 250 offices. We have pushed ourselves to be transparent about our performance, acknowledging both areas of success and where we have room for improvement. WELL Portfolio has allowed us to have a reputable, and equitable, way to benchmark our performance against science-based methodology and create a roadmap for ongoing improvement.
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
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years, which we expect to continue to renew, as necessary. Based on our most recent trademark registrations, the JLL mark would expire in 2024, while the Jones Lang LaSalle name would expire in 2022 and the Design (Three Circles) mark would expire in 2031. Our LaSalle and LaSalle Investment Management marks will expire in 2026.

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
•Annual elections of all members of our Board
•Annual "say on pay" votes by shareholders with respect to executive compensation
•Right of shareholders owning 30% of the outstanding shares of our Common stock to call a special meeting of shareholders for any purpose
•Majority voting in Director elections
•Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director
•Required approval by the Nominating and Governance Committee of any related-party transactions
•Executive session among the Non-Executive Directors at each in-person meeting
•Annual self-assessment by the Board and each of its Committees
Code of Business Ethics. The ethics principles that guide our operations globally are embodied in our Code of Business Ethics, which applies to all employees of JLL and the members of our Board. The Code of Business Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish the operating framework to communicate, monitor and enhance our ethical culture and maintain compliance with our Code. We are proud of, and are determined to protect and enhance, the global reputation we have established. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. Since 2008 we have continuously held Ethics Inside™ certification from the Ethisphere Institute, a leading organization dedicated to best practices in ethics, compliance, corporate governance and citizenship. As previously noted, we have been named to Ethisphere Institute’s list of the World's Most Ethical Companies™ every year since 2008.
Our Whistleblower and Non-Retaliation Policy and our Human Rights Policy also support our values and our commitment to ethical business practices. We support the principles of the United Nations Global Compact and the United Nations Principles of Responsible Investing. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.
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
Corporate Political Activities. Our general approach is to not take positions as an organization on social or political issues or on political campaigns. Accordingly, we do not permit contributions in JLL's name for political activities. From time to time, we may comment on proposed legislation or regulations that directly affect our business interests and therefore the interests of our shareholders. We may also belong to industry trade associations that do become involved in attempts to influence legislation in the interests of the industry generally.
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

COMPETITION FOR TALENT WORLD-WIDE; EMPLOYEE RETENTION; DIVERSITY, EQUITY AND INCLUSION INITIATIVES; SUCCESSION OF KEY LEADERS.
We depend, in large part, on the members of our senior management team who possess extensive knowledge and a deep understanding of our business and strategy, as well as the colleagues who are critical to developing and retaining client relationships. Our business depends on the continued availability of skilled personnel with industry experience and knowledge, including our senior management team and other key employees. Our success depends on the continued availability of skilled personnel with industry experience and knowledge, and our ability to recruit, attract and retain senior management and other key employees, including through the implementation of diversity, equity and inclusion initiatives, and the succession of senior management. We are working to advance culture change through the continued implementation of diversity, equity and inclusion initiatives throughout our organization. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.
There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks and transparency of employment information. There is also the risk of losing top producers who provide meaningful margin contribution. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. We and our competitors use equity incentives and bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent we have in the past.
The challenge to find and retain sufficiently trained staff is world-wide and, as a result, increases the risk of performance for clients. In the current competitive labor market, labor and recruitment costs are rising and are expected to increase further. Corporate payrolls are likely to increase as greater competition for labor and social pressure to raise salaries in line with productivity growth cause even greater wage inflation. It is increasingly challenging to predict regional and national labor policies, as well as regulations. The indirect implications of these changes are difficult to assess.
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

WE FACE BUSINESS DISRUPTION AND RELATED RISKS RESULTING FROM HEALTH EPIDEMICS, ESPECIALLY THE NOVEL CORONAVIRUS (COVID-19) PANDEMIC.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings) have occurred in the past, for example from influenza or COVID-19, and may occur in the future from other types of outbreak. Such instances can adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services.
At present, efforts to contain and mitigate the COVID-19 pandemic are still occurring in many countries where we operate, including the United States. This year saw an increasing percentage of the global population receive a COVID-19 vaccine, but access and availability to COVID-19 vaccines and tests varies across geographies. New COVID-19 variants continue to emerge which, at times, has resulted in significant spikes in the number of local, regional, and global cases, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. To mitigate the spread of COVID-19, local, state, and federal governments have imposed various restrictions on businesses, including closures, travel restrictions, vaccine and testing mandates, among other requirements.
While the increased availability of vaccines and vaccination rates gave rise to increased optimism in 2021, the pandemic continued to have a material effect on our financial results in 2021, although less pronounced of an impact on our financial results when compared against the prior year.
Although there has been an easing of restrictions in certain jurisdictions, some of these restrictions have been reinstated in other jurisdictions, or could be reinstated in the future, to manage a resurgence or new outbreak of COVID-19, including in connection with new variants or mutations of the virus. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. Furthermore, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity.
Significant uncertainty remains as to the full impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, including potential short-term and long-term changes in commercial behavior. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to fully return to pre-pandemic levels. We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.
TECHNOLOGY AND INFORMATION SYSTEMS; CYBERSECURITY, MANAGEMENT OF DATA.
Our business is highly dependent on our ability to collect, use, store and manage organizational and client data. If any of our information and data management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, or problems with the internet, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of cyber-attack, or our inability to occupy one or more of our office locations. As we outsource significant portions of our information technology functions to third-party providers, such as cloud computing, we bear the risk of having somewhat less direct control over the manner and quality of performance.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We continue to observe an increased level of cyber threats focused on gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of cyber threats also extends to suppliers and vendors we engage on a principal basis to perform various services. Additionally, like many large enterprises, since 2020, a portion of our workforce has worked remotely in some capacity in response to the COVID-19 pandemic. This arrangement introduces potential new vulnerabilities to cyber threats. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We are continuously hardening our infrastructure built on these technologies, monitoring for threats, and evaluating our capability to respond to any incidents to minimize any impact to our systems, data, or business operations.
We have experienced various types of cyber-attack incidents, which to-date have been contained and have not been material to us as a whole. As the result of such incidents, we have continued to implement new controls, governance, technical protections and other procedures. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or vendors or suppliers we engage on behalf of our clients, fall victim to other successful cyber-attacks.
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
We value the expansion of business relationships with individual corporate clients and institutional investors because of the increased efficiency and economics (both to our clients and us) that can result from developing repeat business and performing an increasingly broad range of services for the same client. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks of loss if, among other possibilities, such a client (i) experiences its own financial problems, which can lead to larger individual credit risks; (ii) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (iii) decides to reduce its operations or its real estate facilities; (iv) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (v) decides to change its providers of real estate services; or (vi) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers. In the case of LaSalle, concentration of investor clients can also lead to fewer sources of investment capital, which can negatively affect assets under management in case a higher-volume client withdraws its funds or does not re-invest them. This is also the case within LaSalle's businesses which are dependent on the continued ability and willingness of certain brokerage firms to attract investment funds from their clients.
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
GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS; SUPPLY-CHAIN PRESSURES
The success of our business is significantly related to general economic conditions. Further, our business and financial conditions correlate strongly to local, national and regional economic and political conditions or, at least, the perceptions of and confidence in those conditions.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The global economic crisis during the 2007-2009 period was extraordinary for its worldwide scope, severity and impact on major financial institutions, as well as for the extent of governmental stimulus and regulatory responses. Since then, many of our markets have been affected generally by various economic uncertainties, among them: continued significant volatility in energy costs, including oil and commodity prices; the developing effects of climate change and severe weather; and the continued uncertainty on the direction of global tax policy. Most recently, we have continued to assess the potential adverse effects of the ongoing global COVID-19 pandemic on general economic conditions and increased supply-chain pressures which have emerged and may impact our ability to deliver goods and services to our clients.
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
The withdrawal of the United Kingdom from the European Union on January 31, 2020 (Brexit) and the ongoing uncertainty with respect to the future relationship of the United Kingdom and the European Union, notwithstanding the impact of the provisional free-trade agreement entered into between the United Kingdom and the European Union on December 24, 2020, may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) new or modified trading arrangements between the United Kingdom and other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception any of these developments are likely to occur, could significantly affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.
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
Many of our competitors are local or regional firms, which may be substantially smaller in size than we are but hold a larger share of a specific local market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients products that we do not offer. In some sectors of our business, particularly Work Dynamics, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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
Growth in our property management and integrated facilities management businesses and other services related to the growth of outsourcing of corporate real estate services has, to an extent, lessened the seasonality in our revenue and profits during the past several years, partially offset by certain acquisitions of heavily-weighted transaction-based companies, most notably HFF, Inc. in 2019. While the ongoing effects of COVID-19 continued to impact the historic seasonality of our business into 2021, though to a lesser extent than it did in 2020, we believe some level of seasonality will always be inherent to our industry and outside of our control.
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

INVESTMENT (INCLUDING CO-INVESTMENT) AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in (i) real estate, both individually and along with our investment management clients, and (ii) proptech funds and early-stage proptech companies. As of December 31, 2021, we have unfunded commitment obligations of up to $372.4 million to fund future investments across our investment strategies. To remain competitive with well-capitalized financial services firms, we also may make merchant banking investments for which we may use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate and proptech investments as part of their strategy. Investing in any of these types of situations exposes us to several risks.
Investing for the above reasons poses the following risks:
•We may lose some or all the capital we invest if the investments underperform.
◦For real estate investments, underperformance may result from many factors outside of our control, including the general reduction in asset values within a particular geography or asset class.
◦For proptech investments, the concepts and strategic plans underpinning the value of the fund or entity may not be realized or could be poorly executed. In addition, the fund or entity may be negatively impacted by risks they are exposed to (some of which we are also exposed to and are discussed elsewhere in this Item).
•We will have fluctuations in earnings and cash flow as we recognize gains or losses, and receive cash upon the disposition of investments, the timing of which may be geared toward the benefit of our clients.
•We hold many of our investments in subsidiaries with limited liability; however, in certain circumstances, it is possible this limited exposure may be expanded in the future based on, among other things, changes in applicable laws. To the extent this occurs, our liability could exceed the amount we have invested.
•We make investments in many countries, and this presents tax, political/legislative, currency, and other risks as described elsewhere in this Item.
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
To fund the Agency loans we originate, we require short-term funding capacity. As of December 31, 2021, we had $2.6 billion of committed loan funding available through commercial banks. Consistent with industry practice, our existing warehouse facilities are short-term, requiring annual renewal. Although we believe our current warehouse facilities are sufficient to meet our current needs in connection with our participation in the Agency programs, in the event any of our warehouse lines are terminated or are not renewed, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans.

The regulatory environment facing the investment management industry has also grown significantly more complex in recent years, principally in terms of marketing products and services and screening and advising clients. Countries are expanding the criteria requiring registration of investment advisors and funds, whether based in their country or not, and expanding the rules applicable to those that are registered, all to provide more protection to investors located within their countries. In some cases, rules from different countries are applicable to more than one of our investment advisory businesses and can conflict with those of their home countries. Although we believe we have good processes, policies and controls in place to address the new requirements, these additional registrations and increasingly complex rules increase the possibility violations may occur.
These risks also apply separately to the LaSalle-managed public real estate investment trust we launched during 2012. That entity has registered the securities it is issuing with the SEC in the United States and is subject to regulation as a public company, albeit not one separately listed on a stock exchange.
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
We anticipate the potential effects of climate change will increasingly impact the decisions and analysis LaSalle makes with respect to investments in the properties it manages as well as those it considers for acquisition or disposition on behalf of clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring properties. Future legislation that requires specific performance levels for building operations could make non-compliant buildings obsolete, which could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work JLL does for clients to the extent it is relevant to the decisions our clients are seeking to make.

Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Firms also may face several layers of national, regional and local regulations. In Europe, the EU’s Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees can risk jail sentences as well as fines in connection with pollution incidents. In September 2020, China announced a commitment to be carbon neutral by 2060. This follows environmental protection laws passed in 2014 designed to limit contaminated water, air and soil linked to economic growth and public health. New environmental legislation and regulations may require the Company to make material changes to its operations, which could adversely affect our operating results. Furthermore, the perspectives of shareholders, employees and other stakeholders regarding these standards may affect our business activities and increase disclosure requirements, which may increase our costs.
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
VOLATILITY IN TRANSACTIONAL-BASED REVENUE.
We have product offerings, such as Leasing and Capital Markets, that generate fees based on the timing, size and pricing of closed transactions, and these fees may significantly contribute to our earnings and to changes in earnings from one quarter or year to the next. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable.
In addition, LaSalle's portfolio is of sufficient size to periodically generate large incentive fees and equity earnings (losses) that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is also inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable as it relates to client needs, the market and other dynamics in effect at the time.
CURRENCY RESTRICTIONS AND EXCHANGE RATE FLUCTUATIONS; INFLATIONARY RISK.
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
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. As an example, the euro and the pound sterling, each a currency used in a significant portion of our operations, have fluctuated notably in recent years. Our revenue from outside of the United States approximated 42% of our total revenue for 2021. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
The COVID-19 pandemic caused significant volatility in U.S. and international markets. The impact of the pandemic may increase the possibility of uncertainty in the global financial markets, high inflation and extended economic downturn. We are subject to inflationary pressures on employee wages, salaries, and the cost of various goods and services including energy costs that we procure which can materially impact our financial results. In addition, while we attempt to mitigate the impact of inflation in our client agreements, some client agreements may be entered into on a fixed or guaranteed maximum price basis where our ability to make price adjustments to take into account inflation may be limited.
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
INCREASING FINANCIAL RISK OF COUNTERPARTIES, INCLUDING REFINANCING RISK.
Unprecedented disruptions and dynamic changes in the financial markets, and particularly insofar as they have led to major changes in the status and creditworthiness of some of the world's largest banks, investment banks and insurance companies, among others, have generally increased the counterparty risk to us from a financial standpoint, including with respect to:
•Obtaining new credit commitments from lenders
•Refinancing credit commitments or loans that have terminated or matured according to their terms, including funds sponsored by LaSalle which use leverage in the ordinary course of their investment activities
•Placing insurance
•Engaging in hedging transactions
•Maintaining cash deposits or other investments, both our own and those we hold for the benefit of clients, which are generally much larger than the maximum amount of government-sponsored deposit insurance in effect for a particular account
In addition, certain of LaSalle’s sponsored funds act as a lender to real estate owners with the risk of default by the borrower and the potential for the LaSalle fund to take ownership of those assets. Defaults by borrowers can also have a negative impact on investment performance.

General Risk Factors
ABILITY TO CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. We may be exposed to potential risks from this legislation, which requires companies to evaluate the effectiveness of their internal controls, and such internal control over financial reporting is subject to audit by their independent registered public accounting firm on an annual basis. We have evaluated our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K for the year ended December 31, 2021. Our management concluded our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting. However, there can be no assurance we will continue to receive an unqualified opinion in future years, particularly since standards continue to evolve and are not necessarily being applied consistently from one independent registered public accounting firm to another. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, we may be unable to receive an unqualified opinion at some time in the future from our independent registered public accounting firm.
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
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. In December 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act included limitations on business-related deductions and increased taxation of foreign earnings in the U.S., which could increase our future tax expense. Further changes to U.S. corporate tax law have been proposed in the past year, including the proposed Build Back Better Act, some of which could further increase our future tax expense if enacted.
In addition, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the “Pillar One” and “Pillar Two” initiatives of the Organization for Economic Co-operation and Development, the European Union Anti-Tax Avoidance Directives, and legislation inspired or required by those initiatives. It is also possible that some governments will make significant changes to their tax policies in response to factors such as budgetary needs, feedback from the business community and the public view on applicable tax planning activities. Further, interpretations of existing tax law in various countries may change due to the regulatory and examination policies of the tax authorities and the decisions of courts.
We face such risks both in our own business and in the investment funds LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 165,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 328 corporate offices worldwide located in most major cities and metropolitan areas as follows: 140 offices in 11 countries in the Americas (including 116 in the United States), 114 offices in 26 countries in EMEA, and 74 offices in 16 countries in Asia Pacific. In addition, we have on-site property and facility management offices, generally located within properties we manage, provided to us without cost.
ITEM 3. LEGAL PROCEEDINGS
We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance (including insurance provided through a wholly-owned captive insurance company), although they may nevertheless be subject to large deductibles or retentions, and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 14, 2022, there were approximately 500 shareholders of record of our common stock and more than 85,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Share Repurchases
In February 2021, our Board of Directors authorized $500.0 million for share repurchases, an addition to the $100.0 million remaining, as of December 31, 2020, from the Board of Directors' October 31, 2019 authorization. During the year ended December 31, 2021 we repurchased nearly 1,452,000 shares for $343.3 million, compared with nearly 897,000 shares repurchased for $100.0 million in 2020.
In February 2022, our Board of Directors authorized an additional $1.5 billion for share repurchases.
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2021:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2021 - October 31, 2021	116,780	$256.84	116,780
November 1, 2021 - November 30, 2021	115,039	$262.21	115,039
December 1, 2021 - December 31, 2021	361,001	$255.10	361,001	$256.8
Total	592,820		592,820
Dividends
We did not declare or pay any dividends in 2021 or 2020. Any future decision to declare and pay dividends remains subject to the discretion of our Board of Directors.
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

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company, traded in the U.S., and 4) Savills plc (SVS.L), a real estate services company traded on the London Stock Exchange. With the exception of Cushman & Wakefield, the following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2016. For Cushman & Wakefield, the $100 is assumed to be invested on August 2, 2018, the date of their initial public offering.

$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
December 31,
Peer Groups
S&P 500
JLL

	December 31,
	2016	2017	2018	2019	2020	2021
JLL	$100	$148	$127	$175	$149	$269
S&P 500	100	119	112	144	168	213
Peer Group	100	141	121	183	184	311

ITEM 6. [Reserved]

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
In this Item, we discuss results for the years ended December 31, 2021 and 2020 and the comparison between these years. Discussions of results for the year ended December 31, 2019 and comparisons between 2020 and 2019 results can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In addition, we may record intangible assets as a result of acquisitions, which are primarily composed of customer relationships, management contracts and customer backlog, and are amortized on a straight-line basis over their estimated useful lives. We generally use the income approach to determine fair value, which requires management to make significant estimates and assumptions. These estimates and assumptions primarily include discount rates, terminal growth rates, forecasts of revenue, operating income and capital expenditures. The discount rates reflect the risk factors, from the perspective of a market participant, associated with forecasts of cash flows. In addition, we establish an intangible upon closing on the sale of a mortgage loan we originated, concurrent with the retention of its servicing rights and amortize the intangible over the estimated period net servicing income is projected to be received.
Although we believe our intangible asset estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the identified intangible assets acquired. Judgment is also required in determining the useful life of a finite-lived intangible asset. We evaluate our identified intangibles for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Investments
Substantially all of our investments are grouped within one of the following two categories.
First, we invest in certain real estate ventures that primarily own and operate commercial real estate, historically through co-investments in funds that LaSalle establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting.
Second, JLL Technologies invests in proptech funds and early to mid-stage companies to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Venture funds. Generally, we account for these investments at fair value.
Where applicable, we estimate fair value of our investments using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In circumstances where the NAV provided by the investee has a reporting date different than ours or when the NAV is not calculated consistent with U.S. GAAP measurement principles, we adjust the NAV accordingly.
For JLL Technologies investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value.
For all investments reported at fair value, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings.
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

Because of the global and cross-border nature of our business, our corporate tax position is complex. We generally provide for taxes in each tax jurisdiction in which we operate based on local tax regulations and rules. Such taxes are provided on pre-tax earnings and include the provision for taxes on substantively all differences between financial statement amounts and amounts used in tax returns, excluding certain non-deductible items and permanent differences.
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
We provide for the effects of income taxes on interim financial statements based on our estimate of the effective tax rate for the full year. Our effective tax rate was 21.6%, 20.2% and 22.9% for the year ended December 31, 2021, 2020, and 2019, respectively.
Very low tax rate jurisdictions (those with effective national and local combined tax rates of 25% or lower) providing the most significant contributions to our effective tax rate include: Hong Kong (16.5%), Singapore (17%), and Saudi Arabia (20%).
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2021, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
The table below summarizes certain information regarding the gross deferred tax assets and valuation allowance.

	December 31,
(in millions)	2021	2020
Gross deferred tax assets	$708.6	584.8
Valuation allowance	128.8	71.4
The increase in gross deferred tax assets in 2021 was primarily the result of (i) the revaluation of existing UK net operating loss carryovers, (ii) net operating losses from acquired companies and (iii) U.S. capital loss carryovers. The increase in valuation reserves was primarily the result of new reserves on the acquired net operating losses and the U.S. capital loss carryovers.
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
As of December 31, 2021, the amount of unrecognized tax benefits was $79.3 million. We believe it is reasonably possible that matters for which we have recorded $32.0 million of unrecognized tax benefits as of December 31, 2021, will be resolved during 2022. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NEW ACCOUNTING STANDARDS
Refer to Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (i) macroeconomic trends, (ii) the geopolitical environment, (iii) the global and regional real estate markets and (iv) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. Specifically in 2020 and also into 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted our operations.
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
Equity Earnings and Incentive Fees
Equity earnings may vary substantially from period to period for a variety of reasons, including as a result of (i) valuation increases (decreases) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
LaSalle, our investment management business, is in part compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to return hurdles. Depending upon performance, disposition activity and the contractual timing of measurement periods with clients, these fees can be significant and may vary substantially from period to period.
The comparability of these items can be seen in Note 3, Business Segments, of the Notes to Consolidated Financial Statements, included in Item 8, and is discussed further in Segment Operating Results included herein.
Foreign Currency
We conduct business using a variety of currencies, but we report our results in U.S. dollars. As a result, the volatility of currencies against the U.S. dollar may positively or negatively impact our results. This volatility can make it more difficult to perform period-to-period comparisons of the reported U.S. dollar results of operations because such results may indicate a rate of growth or decline that might not have been consistent with the real underlying rate of growth or decline in the local operations. Consequently, we provide information about the impact of foreign currencies in the period-to-period comparisons of the reported results of operations in our discussion and analysis of financial condition in the Results of Operations section below.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a borrowing capacity of $2.75 billion as of December 31, 2021. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. Our average outstanding borrowings under the Facility during 2021 were $432.0 million, with an effective interest rate of 0.9%. We had $138.2 million of outstanding borrowings under the Facility as of December 31, 2021. The Facility bears a variable rate of interest that fluctuates based on market rates.
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
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. If interest rates were 50 basis points higher during 2021, Interest expense, net of interest income, would have been $2.2 million higher.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 42% and 43% of our total revenue for 2021 and 2020, respectively, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2021, we had forward exchange contracts in effect with a gross notional value of $2.61 billion ($1.51 billion on a net basis). This corresponding net carrying gain is generally offset by a carrying loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2021	% of Total	2020	% of Total
United States dollar	$11,283.1	58.3%	$9,457.8	57.0%
British pound	1,626.6	8.4	1,341.1	8.1
Euro	1,393.3	7.2	1,350.6	8.1
Australian dollar	1,118.7	5.8	876.1	5.3
Hong Kong dollar	545.6	2.8	512.2	3.1
Chinese yuan	539.1	2.8	473.1	2.9
Canadian dollar	508.3	2.6	432.6	2.6
Indian rupee	508.2	2.6	524.5	3.2
Singapore dollar	327.4	1.7	246.6	1.5
Japanese yen	256.8	1.3	257.9	1.6
Other currencies	1,259.9	6.5	1,117.4	6.7
Total revenue	$19,367.0	100.0%	$16,589.9	100.0%
Had the British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2021, we estimate our reported operating income would have decreased by $2.2 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2021, we estimate our reported operating income would have increased by $9.2 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Historically, we have reported a relatively smaller profit in the first quarter and then increasingly larger profits during each of the following three quarters, excluding the recognition of investment-generated performance fees and realized and unrealized co-investment equity earnings and losses (each of which can be unpredictable). Generally, we recognize incentives fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predicable or recurring. In addition, co-investment equity gains and losses are primarily dependent on underlying valuations, the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. In 2020 and 2021, macroeconomic conditions influenced by the COVID-19 pandemic impacted the historical seasonality of our revenue and profits. By the end of 2021, the historical seasonality trends began to return.
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions including inflation. However, we do not believe inflation had a material impact on our results of operations during the three-year period ended December 31, 2021.

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
•"MENA": Middle East and North Africa. "Greater China": China, Hong Kong, Macau and Taiwan.
•"n.m.": not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
•We renamed our Corporate Solutions business to "Work Dynamics" effective June 2021.
Year Ended December 31, 2021 compared with Year Ended December 31, 2020

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2021	2020	U.S. dollars
Leasing	$2,794.0	1,884.2	909.8	48%	47%
Capital Markets	2,193.5	1,407.4	786.1	56	54
Property & Facility Management	10,222.7	9,485.4	737.3	8	6
Project & Development Services	2,684.9	2,530.1	154.8	6	4
Advisory, Consulting and Other	971.8	861.0	110.8	13	10
Real Estate Services ("RES") revenue	$18,866.9	16,168.1	2,698.8	17%	15%
LaSalle	500.1	421.8	78.3	19	17
Revenue	$19,367.0	16,589.9	2,777.1	17%	15%
Reimbursements	8,321.4	7,689.8	631.6	8	7
Revenue before reimbursements	11,045.6	8,900.1	2,145.5	24	22
Gross contract costs	(2,881.5)	(2,703.2)	(178.3)	7	4
Net non-cash MSR and mortgage banking derivative activity	(59.3)	(66.6)	7.3	(11)	(12)
Fee revenue	$8,104.8	6,130.3	1,974.5	32%	31%
Leasing	2,712.7	1,817.8	894.9	49	48
Capital Markets	2,099.5	1,309.2	790.3	60	59
Property & Facility Management	1,286.2	1,199.5	86.7	7	5
Project & Development Services	805.9	776.1	29.8	4	2
Advisory, Consulting and Other	727.3	627.0	100.3	16	13
RES fee revenue	$7,631.6	5,729.6	1,902.0	33%	31%
LaSalle	473.2	400.7	72.5	18	17
Compensation and benefits excluding gross contract costs	$5,731.3	4,277.1	1,454.2	34%	32%
Operating, administrative and other expenses excluding gross contract costs	1,087.1	991.9	95.2	10	8
Depreciation and amortization	217.5	226.4	(8.9)	(4)	(6)
Restructuring and acquisition charges	84.7	142.4	(57.7)	(41)	(40)
Total fee-based operating expenses	7,120.6	5,637.8	1,482.8	26	25
Gross contract costs	2,881.5	2,703.2	178.3	7	4
Total operating expenses, excluding reimbursed expenses	$10,002.1	8,341.0	1,661.1	20%	18%
Operating income	$1,043.5	559.1	484.4	87%	86%
Equity earnings	$209.4	8.0	201.4	n.m.	n.m.
Adjusted EBITDA	$1,496.5	859.6	636.9	74%	73%

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

Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to fee-based operating expenses.

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$19,367.0	16,589.9
Reimbursements	(8,321.4)	(7,689.8)
Revenue before reimbursements	11,045.6	8,900.1
Adjustments:
Gross contract costs	(2,881.5)	(2,703.2)
Net non-cash MSR and mortgage banking derivative activity	(59.3)	(66.6)
Fee revenue	$8,104.8	6,130.3

Operating expenses	$18,323.5	16,030.8
Reimbursed expenses	(8,321.4)	(7,689.8)
Operating expenses, excluding reimbursed expenses	10,002.1	8,341.0
Less: Gross contract costs	(2,881.5)	(2,703.2)
Fee-based operating expenses	$7,120.6	5,637.8

Operating income	$1,043.5	559.1
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue before reimbursements), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Year Ended December 31,
(in millions)	2021	2020
Net income attributable to common shareholders	$961.6	402.5
Add:
Interest expense, net of interest income	40.1	52.8
Provision for income taxes	264.3	106.9
Depreciation and amortization	217.5	226.4
EBITDA	$1,483.5	788.6
Adjustments:
Restructuring and acquisition charges	84.7	142.4
Gain on disposition	(12.4)	(4.8)
Net non-cash MSR and mortgage banking derivative activity	(59.3)	(66.6)
Adjusted EBITDA	$1,496.5	859.6

Net income margin attributable to common shareholders	8.7%	4.5%

Adjusted EBITDA margin	18.6%	14.0%

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

	Year Ended December 31,
($ in millions)	2021	% Change
Revenue:
At current period exchange rates	$19,367.0	17%
Impact of change in exchange rates	(297.5)	n/a
At comparative period exchange rates	$19,069.5	15%

Fee revenue:
At current period exchange rates	$8,104.8	32%
Impact of change in exchange rates	(103.6)	n/a
At comparative period exchange rates	$8,001.2	31%

Operating income:
At current period exchange rates	$1,043.5	87%
Impact of change in exchange rates	(3.8)	n/a
At comparative period exchange rates	$1,039.7	86%

Adjusted EBITDA:
At current period exchange rates	$1,496.5	74%
Impact of change in exchange rates	(7.4)	n/a
At comparative period exchange rates	$1,489.1	73%

Revenue
Consolidated RES revenue increased 15% to $18.9 billion and consolidated RES fee revenue increased 31% to $7.6 billion, compared with 2020, with broad-based growth across all geographic segments and service lines. Leasing led the consolidated RES revenue and fee revenue growth with increases of 47% and 48%, respectively, versus the prior year. Capital Markets also experienced significant year-over-year growth achieving revenue and fee revenue increases of 54% and 59%, respectively. New wins and expansions of existing client mandates primarily drove the revenue increase in Property & Facility Management, up $737.3 million compared with 2020. In addition, strong performance by Valuation Advisory drove the growth in Advisory, Consulting and Other.
Geographically across service lines, Americas contributed 78% of the year-over-year RES fee revenue increase on a local currency basis; EMEA contributed 12% and Asia Pacific 10%. The following highlights the proportion of RES service line consolidated fee revenue growth, on a local currency basis, compared with 2020, by notable segment.
•Leasing — Americas (82%), EMEA (10%) and Asia Pacific (8%)
•Capital Markets — Americas (75%), EMEA (16%) and Asia Pacific (9%)
•Property & Facility Management — Americas drove 98% of growth
•Project & Development Services — Americas (92%) and Asia Pacific (49%), partially offset by EMEA
•Advisory, Consulting and Other — Americas (48%), Asia Pacific (43%) and EMEA (9%)
LaSalle's 17% revenue growth, compared with 2020, was driven by higher incentive and advisory fees.
Refer to segment operating results for further detail.
Our consolidated revenue increased 17% in U.S. dollars and 15% on a local currency basis, compared with 2020, while consolidated fee revenue increased 32% in U.S. dollars and 31% on a local currency basis, compared with 2020. The spread between U.S. dollars and local currency was driven by a strengthening of the U.S. dollar against most currencies, especially the British pound, euro, Australian dollar, Canadian dollar and Chinese yuan.
Operating Expenses
In 2021, consolidated operating expenses, excluding reimbursed expenses, increased 18% to $10.0 billion. Consolidated fee-based operating expenses, were $7.1 billion in 2021, a 25% increase from prior year. The higher expenses were primarily attributable to Americas, which represented 73% of the increase in fee-based operating expenses on a local currency basis - EMEA represented 14%, Asia Pacific 12% and LaSalle 4%. Refer to segment operating results for additional detail.
The overall expense increase is net of a partial offset from a decrease in Restructuring and acquisition charges; refer to the following table and commentary below for additional detail.

	Year ended December 31,
(in millions)	2021	2020
Severance and other employment-related charges	$14.3	69.0
Restructuring, pre-acquisition and post-acquisition charges	67.8	88.2
Fair value adjustments that resulted in a net increase to earn-out liabilities from prior-period acquisition activity	2.6	(14.8)
Total restructuring & acquisition charges	$84.7	142.4
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$40.0	75.9
Charges associated with the acquisition and integration of HFF, Inc. ("HFF") primarily included expenses from retention awards granted to employees upon acquisition as well as other integration expenses, such as early lease termination costs.
The decrease in severance and other employment-related charges, compared with 2020, reflected notable cost mitigation actions taken across the globe in response to the pandemic in 2020.

Interest Expense
Interest expense, net of interest income, for 2021 was $40.1 million, down from $52.8 million in 2020. The decrease was driven by a lower effective interest rate on our Facility and a year-over-year reduction in the average outstanding borrowings. The average outstanding borrowings under our Facility decreased to $432.0 million, with an average effective interest rate of 0.9%, in 2021, from $865.1 million, with an average effective interest rate of 1.6%, during 2020.
Equity Earnings
Equity earnings were $209.4 million in 2021, up from $8.0 million in 2020.
Valuation increases related to JLL Technologies' investments resulted in $140.8 million of equity earnings this year, compared with $5.8 million in 2020, reflecting continued progress in the strategy to invest in early-stage proptech companies; refer to the Americas segment discussion for additional detail.
LaSalle recognized $62.6 million of equity earnings in 2021, compared with $12.4 million of equity losses in the prior year. Refer to the LaSalle segment discussion for additional detail.
In addition, substantially all of the $12.7 million of first-quarter 2020 equity earnings in the Americas segment were attributable to gains by consolidated variable interest entities in which we held no equity interest; these gains are also reflected in net income attributable to noncontrolling interest and, therefore, have no impact to net income attributable to common shareholders.
Income Taxes
The provision for income taxes was $264.3 million and $106.9 million for the years ended December 31, 2021 and 2020, respectively, representing effective tax rates ("ETR") of 21.6% and 20.2%, respectively. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $961.6 million for the year, or $18.47 per diluted common share, compared with $402.5 million for 2020, or $7.70 per diluted common share. Adjusted EBITDA increased 73% from the prior year to $1,496.5 million in 2021. Net income margin attributable to common shareholders was 8.7% in 2021 up from 4.5% in the prior year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 18.5% in USD for 2021 (18.6% in local currency), compared with 14.0% last year. The 450 basis point margin expansion was primarily driven by the significant increase in revenue, particularly from higher margin transaction-based service lines, as well as higher equity earnings, as noted above. These drivers were partially offset by the expected reduction of certain non-permanent cost savings from 2020 and incremental investments in people and technology.
Segment Operating Results
Through 2021, we managed and reported our operations as four business segments. Our three geographic RES segments include Americas, EMEA and Asia Pacific. Our fourth segment, LaSalle, offers investment management services on a global basis.
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

Americas - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$11,887.1	10,005.2	1,881.9	19%	18%
Reimbursements	(6,034.2)	(5,643.5)	(390.7)	7	7
Revenue before reimbursements	$5,852.9	4,361.7	1,491.2	34%	34%
Gross contract costs	(918.0)	(842.5)	(75.5)	9	9
Net non-cash MSR and mortgage banking derivative activity	(59.3)	(66.6)	7.3	(11)	(11)
Fee revenue	$4,875.6	3,452.6	1,423.0	41%	41%
Leasing	2,132.1	1,403.7	728.4	52	52
Capital Markets	1,463.4	881.3	582.1	66	66
Property & Facility Management	648.6	592.5	56.1	9	9
Project & Development Services	393.3	376.4	16.9	4	4
Advisory, Consulting and Other	238.2	198.7	39.5	20	20
Compensation, operating and administrative expenses excluding gross contract costs	3,864.8	2,831.9	1,032.9	36	36
Depreciation and amortization	138.5	151.4	(12.9)	(9)	16
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	4,003.3	2,983.3	1,020.0	34	34
Gross contract costs	918.0	842.5	75.5	9	9
Segment operating expenses, excluding reimbursed expenses	$4,921.3	3,825.8	1,095.5	29%	28%
Equity earnings	$142.2	19.0	123.2	648%	648%
Segment income	$1,073.8	554.9	518.9	94%	93%
Adjusted EBITDA	$1,157.6	626.6	531.0	85%	84%
Transaction-based service lines led revenue and fee revenue growth in Americas, compared with 2020. In addition, organic fee revenue exceeded 2019 activity. Leasing growth was driven by higher transaction volumes and an increase in average deal size in the U.S., with strong performance across all sectors, especially office and industrial. Capital Markets growth reflected investment sales up over 80% for the year, continued momentum in debt and equity advisory (both up approximately 70% compared with last year), and a 28% increase in servicing revenue from our multi-housing business. The increase in Property & Facility management was driven by new client wins and expansion of existing client mandates, especially in Work Dynamics, and was particularly notable given the prior year grew 23% compared with 2019.
Equity earnings from JLL Technologies' investments were $140.8 million in 2021, compared with $5.8 million in 2020, primarily due to valuation increases on the investments as a result of subsequent rounds of funding at higher per-share valuations. In the prior year, substantially all of the $12.7 million first-quarter equity earnings were attributable to gains by consolidated variable interest entities in which the company held no equity interest; therefore, these gains had no net impact to Adjusted EBITDA.
The increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses, compared with 2020, were primarily due to higher revenue-related expenses, the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020), incremental investments in people and technology, and $17.6 million of higher medical and dental self-insurance expense compared with the prior year.
Adjusted EBITDA margin for the year, calculated on a fee revenue basis, was 23.7% in USD and local currency in 2021, compared with 18.1% in 2020. The 560 basis point margin expansion was driven by transaction-based revenue growth and higher equity earnings, partially offset by the above-noted expense drivers.

EMEA - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$3,477.7	3,092.8	384.9	12%	8%
Reimbursements	(741.2)	(708.3)	(32.9)	5	—
Revenue before reimbursements	$2,736.5	2,384.5	352.0	15%	11%
Gross contract costs	(1,092.1)	(1,005.0)	(87.1)	9	4
Fee revenue	$1,644.4	1,379.5	264.9	19%	15%
Leasing	331.1	239.2	91.9	38	36
Capital Markets	450.9	313.7	137.2	44	40
Property & Facility Management	321.9	302.8	19.1	6	—
Project & Development Services	276.0	276.0	—	—	(3)
Advisory, Consulting and Other	264.5	247.8	16.7	7	3
Compensation, operating and administrative expenses excluding gross contract costs	1,607.8	1,355.5	252.3	19	15
Depreciation and amortization	42.2	40.0	2.2	6	—
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	1,650.0	1,395.5	254.5	18	14
Gross contract costs	1,092.1	1,005.0	87.1	9	4
Segment operating expenses, excluding reimbursed expenses	$2,742.1	2,400.5	341.6	14%	10%
Equity earnings	$—	—	—	—%	—%
Segment loss	$(5.6)	(16.0)	10.4	65%	81%
Adjusted EBITDA	$34.4	27.3	7.1	26%	26%
EMEA's revenue and fee revenue growth was led by transaction-based revenue, reflecting a continued recovery in most geographies. Notably, Capital Markets and Leasing both increased nearly 10% compared with their respective 2019 fee revenues. The growth in Capital Markets was primarily due to higher deal volumes in investment sales across all sectors, particularly in industrial and office, compared with 2020. The increase in Leasing revenue was driven by transaction volume increases, primarily in office and industrial, and an increase in average deal size, which in the fourth quarter eclipsed the comparative 2019 quarter for the first time this year. Geographically across service lines, fee revenue growth in EMEA was led by the UK, France and Germany.
The increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses were primarily due to higher revenue-related expenses, the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020), incremental investments in people and technology, and a $7.5 million greater year-over-year provision for bad debts (a net provision in 2021 compared with a net reduction in 2020).
Adjusted EBITDA margin, calculated on a fee revenue basis, was 2.1% in USD for the year (2.2% in local currency), compared with 2.0% in 2020. The slight margin improvement was primarily attributable to increased higher margin transaction-based revenue, largely offset by the expense drivers noted above.

Asia Pacific - Real Estate Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$3,502.1	3,070.1	432.0	14%	10%
Reimbursements	(1,538.9)	(1,333.2)	(205.7)	15	11
Revenue before reimbursements	$1,963.2	1,736.9	226.3	13%	10%
Gross contract costs	(851.6)	(839.4)	(12.2)	1	(1)
Fee revenue	$1,111.6	897.5	214.1	24%	20%
Leasing	249.5	174.9	74.6	43	40
Capital Markets	185.2	114.2	71.0	62	57
Property & Facility Management	315.7	304.2	11.5	4	—
Project & Development Services	136.6	123.7	12.9	10	7
Advisory, Consulting and Other	224.6	180.5	44.1	24	19
Compensation, operating and administrative expenses excluding gross contract costs	955.8	754.7	201.1	27	23
Depreciation and amortization	30.2	27.8	2.4	9	6
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	986.0	782.5	203.5	26	22
Gross contract costs	851.6	839.4	12.2	1	(1)
Segment operating expenses, excluding reimbursed expenses	$1,837.6	1,621.9	215.7	13%	10%
Equity earnings	$4.6	1.4	3.2	229%	208%
Segment income	$130.2	116.4	13.8	12%	8%
Adjusted EBITDA	$160.4	144.9	15.5	11%	7%
Asia Pacific's double-digit revenue and fee revenue increases were primarily due to a rebound in transaction-based revenue. Growth in Leasing was led by Greater China, Australia and India, reflecting momentum in office and industrial throughout 2021. Revenue expansion in Capital Markets was driven by a continued increase in large transactions across most asset classes, highlighted by Australia and Singapore and partially offset by Japan. Significant business growth continued in Valuation Advisory, predominantly in Australia, which primarily drove the fee revenue increase in Advisory, Consulting and Other. Geographically across service lines, fee revenue growth was led by Australia, Greater China and Singapore.
The increases in segment operating expenses, excluding reimbursed expenses, and segment fee-based operating expenses were primarily attributable to higher revenue-related expenses, the expected reduction of certain non-permanent cost savings from prior year (including the benefit related to government relief programs recognized in 2020), and incremental investments in people and technology.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 14.4% in USD and local currency for 2021, compared with 16.1% in 2020. The lower margin was attributable to the expense drivers noted above, which more than offset the increase from incremental transaction-based revenue.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2021	2020	U.S. dollars		Currency
Revenue	$500.1	421.8	78.3	19%	17%
Reimbursements	(7.1)	(4.8)	(2.3)	48	40
Revenue before reimbursements	$493.0	417.0	76.0	18%	17%
Gross contract costs	(19.8)	(16.3)	(3.5)	21	21
Fee revenue	$473.2	400.7	72.5	18%	17%
Advisory fees	345.7	320.7	25.0	8	6
Transaction fees & other	33.6	38.5	(4.9)	(13)	(13)
Incentive fees	93.9	41.5	52.4	126	128
Compensation, operating and administrative expenses excluding gross contract costs	390.0	326.9	63.1	19	18
Depreciation and amortization	6.6	7.2	(0.6)	(9)	(11)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	396.6	334.1	62.5	19	17
Gross contract costs	19.8	16.3	3.5	21	21
Segment operating expenses, excluding reimbursed expenses	$416.4	350.4	66.0	19%	19%
Equity earnings (losses)	$62.6	(12.4)	75.0	605%	602%
Segment income	$139.2	54.2	85.0	157%	154%
Adjusted EBITDA	$144.1	60.8	83.3	137%	134%
LaSalle advisory fee growth was led by core open-end funds, a result of recent capital raising and valuation increases in assets under management ("AUM"), as well as a recently launched fund in Asia Pacific. The increase in incentive fees reflected the strong fund performance in the U.S. and real estate dispositions on behalf of clients in Asia Pacific and continental Europe.
Equity earnings in 2021 were primarily attributable to increases to the estimated fair value of underlying real estate investments within LaSalle's co-investment portfolio across asset classes and geographies. In the prior year, equity losses were largely driven by the pandemic's impact on real estate prices which drove lower estimated fair values within the portfolio.
The increases in segment operating expenses and segment fee-based operating expenses, compared with 2020, were primarily driven by compensation expense related to the higher incentive fees, deferred variable compensation expenses associated with the run-off of a previous compensation program, and incremental investments in people and technology.
Adjusted EBITDA margin, calculated on a fee revenue basis, was 30.4% in USD (30.5% in local currency) for 2021, compared with 15.2% in 2020. The significant margin expansion was largely driven by higher equity earnings and incentive fees, partially offset by the expense drivers noted above.
As of December 31, 2021, LaSalle had $76.6 billion of AUM, an increase of 11% in USD and local currency from $68.9 billion as of December 31, 2020. The net increase in AUM during the year resulted from (i) $7.3 billion of acquisitions (ii) $7.6 billion of net valuation increases and (iii) $0.2 billion of foreign currency increases, partially offset by (iv) $7.4 billion of dispositions and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Operating activities provided $972.4 million of cash in 2021, compared to $1,114.7 million in 2020. The decrease in cash provided was primarily due to (i) lower cash collections in the first quarter of 2021 compared with the first quarter of 2020 (trade receivables balance was $1,636.1 million as of December 31, 2020 versus $2,034.3 million as of December 31, 2019) and (ii) the timing of payments related to taxes and other government obligations, partially offset by (iii) lower annual incentive compensation paid in early 2021 compared with early 2020 and (iv) higher cash provided by earnings, driven by an increase in net income.
Cash Flows from Investing Activities
We used $805.8 million of cash for investing activities during 2021, compared with $170.6 million used in 2020. The increase in cash used was primarily driven by business acquisitions and incremental JLL Technologies investments in early-stage proptech companies. We discuss these key drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $143.8 million of cash during 2021, compared with $771.2 million used during 2020. The reduction in cash flows used by financing activities was largely driven by the year-over-year change in net borrowing activity related to our Facility ($150.0 million of net borrowings in 2021 compared with $525.0 million of net repayments in 2020). The change in net borrowing activity reflected higher cash outflows from investing activities (discussed elsewhere in this section), $243.3 million of incremental share repurchases this year and lower cash provided by operating activities.
Debt
Our $2.75 billion Facility matures on April 14, 2026 and bears a variable rate of interest. As of December 31, 2021, we had outstanding borrowings under the Facility of $138.2 million. As of December 31, 2020, we had no outstanding borrowings under the Facility. The average outstanding borrowings under the Facility were $432.0 million (with an average effective interest rate of 0.9%) and $865.1 million (with an average effective interest rate of 1.6%) during the years ended December 31, 2021 and 2020, respectively.
We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $147.9 million as of December 31, 2021, including $132.7 million related to overdrawn bank accounts and $9.2 million attributable to local overdraft facilities. As of December 31, 2020 short-term borrowings was $62.0 million, including $44.8 million related to overdrawn bank accounts and $12.0 million attributable to local overdraft facilities. As of December 31, 2021, we had the capacity to borrow up to an additional $55.5 million under local overdraft facilities.
In addition, as of December 31, 2021, we had the following outstanding senior notes:
•$275.0 million of Notes due November 2022 (with an fixed interest rate of 4.4%)
•€350.0 million of Euro Notes, evenly divided between maturities of June 2027 (with a fixed interest rate of 1.96%) and June 2029 (with a fixed interest rate of 2.21%).
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 10, Debt in the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our debt.
Investment Activity
As of December 31, 2021, we had a carrying value of $745.7 million in Investments, primarily related to LaSalle co-investments and investments by JLL Technologies in early-stage proptech companies. In 2021 and 2020, funding of investments exceeded returns of capital by $107.1 million and $38.8 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.

In addition, JLL Technologies funded a $45.0 million convertible note in the second quarter of 2021. This activity is included within "Other" in the cash flows from investing activities and primarily included in Long-term receivables on the Consolidated Balance Sheet.
We have unfunded capital commitments to investment vehicles and direct investments totaling a maximum of $372.4 million as of December 31, 2021.
See Note 5, Investments, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our investment activity.
Share Repurchase and Dividend Programs
On February 21, 2021, our Board of Directors authorized an additional $500.0 million for the repurchase of our common stock in the open market and privately negotiated transactions in addition to the $100.0 million remaining as of December 31, 2020, from the initial authorization. The number of shares repurchased and cash paid for repurchases is noted in table below.

	Year Ended December 31,
($'s in millions)	2021	2020
Total number of shares repurchased (in 000's)	1,451.7	897.0
Total paid for shares repurchased	$343.3	100.0
As of December 31, 2021, $256.8 million remained authorized for repurchases under our share repurchase program.
Capital Expenditures
Capital expenditures, excluding those made by a consolidated VIE in which we held no equity interest, were $175.9 and $149.4 million in 2021 and 2020, respectively, were primarily for leased office space improvements, hardware and purchased/developed software.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital additions made by consolidated VIEs in which we held no equity interest were net acquisitions of $70.9 million in 2021, compared with net proceeds of $1.0 million in 2020, primarily to acquire (and dispose of) real estate.
Refer to Note 5, Investments, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our consolidated VIE investments.
Business Acquisitions
In 2021, we paid $505.5 million for business acquisitions. This included $416.8 million of payments relating to acquisitions that closed in 2021 and $88.7 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $28.1 million and $50.1 million on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2021, we had the potential to make earn-out payments on 19 acquisitions subject to the achievement of certain performance conditions, representing $84.1 million accrued for potential earn-out payments, of a potential maximum of $149.9 million (undiscounted), subject to the achievement of certain performance conditions. These earn-outs will come due at various times over the next five years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2021 and 2020, we had total cash and cash equivalents of $593.7 million and $574.3 million, respectively, of which $487.9 million and $445.2 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 4% of our total assets as of both December 31, 2021 and 2020, respectively.
Leases
Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2021 was $43.7 million.
Refer to Note 11, Leases, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our lease obligations.
Deferred Compensation
Deferred compensation obligations are inclusive of amounts attributable to service conditions satisfied as of December 31, 2021, as well as service conditions expected to be satisfied in future periods. The deferred compensation plans include a provision for deferred compensation plans, predominantly in the U.S., that allow employees to defer portions of their compensation. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The timing of payments to employees is, in part, dependent on their employment with JLL and, therefore, cannot be determined with precision.
Refer to the Consolidated Balance Sheets, of the Consolidated Financial Statements, and Note 9, Fair Value Measurements, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our deferred compensation.
Defined Benefit Plans
The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $8.6 million to our defined benefit pension plans in 2022. As payments to recipients are based on their retirement date, age and other factors, we cannot determine the timing of such payments with precision.
Refer to Note 7, Retirement Plans, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our defined benefit plans.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding market risk is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risks" and is incorporated by reference herein.
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2021, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over income taxes
As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $264.3 million for the year ended December 31, 2021 based on local tax rules and regulations for the tax jurisdictions in which they operate. The Company has operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S.
We identified the evaluation of the sufficiency of audit evidence over income tax expense as a critical audit matter. The Company’s global tax structure adds complexity that required subjective auditor judgment to evaluate the sufficiency of audit evidence obtained. This required the involvement of domestic and international tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.
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
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 28, 2022

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$593.7	574.3
Trade receivables, net of allowance of $67.6 and $66.5	2,004.1	1,636.1
Notes and other receivables	389.3	469.9
Reimbursable receivables	1,734.5	1,461.3
Warehouse receivables	822.3	1,529.2
Short-term contract assets, net of allowance of $2.5 and $1.8	343.1	265.8
Prepaid & other	500.7	517.1
Total current assets	6,387.7	6,453.7
Property and equipment, net of accumulated depreciation of $909.1 and $806.2	740.0	663.9
Operating lease right-of-use assets	723.4	707.4
Goodwill	4,611.6	4,224.7
Identified intangibles, net of accumulated amortization of $340.1 and $295.3	887.0	679.8
Investments, including $639.6 and $340.3 at fair value	745.7	430.8
Long-term receivables	316.4	231.1
Deferred tax assets, net	330.8	296.5
Deferred compensation plan	528.8	446.3
Other	233.6	182.3
Total assets	$15,505.0	14,316.5
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,262.8	1,229.8
Reimbursable payables	1,350.0	1,154.5
Accrued compensation & benefits	2,029.5	1,433.2
Short-term borrowings	147.9	62.0
Current maturities of long-term debt, net of debt issuance costs of $0.3 and $—	274.7	—
Short-term contract liabilities and deferred income	208.2	192.9
Short-term acquisition-related obligations	45.8	91.7
Warehouse facilities	795.7	1,498.4
Short-term operating lease liabilities	153.8	165.7
Other	218.1	299.6
Total current liabilities	6,486.5	6,127.8
Credit facility, net of debt issuance costs of $11.8 and $8.7	138.2	(8.7)
Long-term debt, net of debt issuance costs of $1.4 and $2.5	395.6	702.0
Deferred tax liabilities, net	179.7	120.0
Deferred compensation	525.4	450.0
Long-term acquisition-related obligations	66.3	26.2
Long-term operating lease liabilities	714.4	683.9
Other	577.7	597.5
Total liabilities	9,083.8	8,698.7
Redeemable noncontrolling interest	7.8	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,076,800 and 51,970,307 shares issued; 50,024,139 and 51,105,417 outstanding	0.5	0.5
Additional paid-in capital	2,053.7	2,023.3
Retained earnings	4,937.6	3,975.9
Treasury stock, at cost, 2,052,661 and 864,890 shares	(406.3)	(96.1)
Shares held in trust	(5.2)	(5.6)
Accumulated other comprehensive loss	(395.4)	(377.2)
Total Company shareholders' equity	6,184.9	5,520.8
Noncontrolling interest	228.5	89.2
Total equity	6,413.4	5,610.0
Total liabilities, redeemable noncontrolling interest and equity	$15,505.0	14,316.5
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share and per share data)	2021	2020	2019
Revenue:
Revenue before reimbursements	$11,045.6	8,900.1	10,030.6
Reimbursements	8,321.4	7,689.8	7,952.6
Total revenue	$19,367.0	16,589.9	17,983.2
Operating expenses:
Compensation and benefits	$6,819.9	5,268.8	5,812.7
Operating, administrative and other	2,880.0	2,703.4	3,115.7
Reimbursed expenses	8,321.4	7,689.8	7,952.6
Depreciation and amortization	217.5	226.4	202.4
Restructuring and acquisition charges	84.7	142.4	184.4
Total operating expenses	$18,323.5	16,030.8	17,267.8
Operating income	$1,043.5	559.1	715.4
Interest expense, net of interest income	40.1	52.8	56.4
Equity earnings	209.4	8.0	36.3
Other income	10.8	15.3	2.3
Income before income taxes and noncontrolling interest	1,223.6	529.6	697.6
Provision for income taxes	264.3	106.9	159.7
Net income	959.3	422.7	537.9
Net (loss) income attributable to noncontrolling interest	(2.3)	20.2	2.6
Net income attributable to the Company	961.6	402.5	535.3
Dividends on unvested common stock, net of tax benefit	—	—	0.9
Net income attributable to common shareholders	$961.6	402.5	534.4
Basic earnings per common share	$18.89	7.79	10.98
Basic weighted average shares outstanding (in 000's)	50,917	51,683	48,647
Diluted earnings per common share	$18.47	7.70	10.87
Diluted weighted average shares outstanding (in 000's)	52,071	52,282	49,154
Net income attributable to the Company	$961.6	402.5	535.3
Change in pension liabilities, net of tax	38.5	(9.2)	(14.6)
Foreign currency translation adjustments	(56.7)	59.8	43.0
Comprehensive income attributable to the Company	$943.4	453.1	563.7
 See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in millions, except share and per share data)	Company Shareholders' Equity
	Common Stock		Additional		Shares
	Shares Outstanding	Amount	Paid-In	Retained	Held	Treasury			Total
			Capital	Earnings	in Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2018	45,599,418	$0.5	1,057.3	3,095.7	(5.8)	—	(456.2)	43.0	$3,734.5
Net income (3)	—	—	—	535.3	—	—	—	2.4	537.7
Shares issued under stock compensation programs	301,670	—	3.7	—	—	—	—	—	3.7
Acquisition of HFF	5,733,603	—	841.2	—	—	—	—	—	841.2
Shares repurchased for payment of taxes on stock awards	(85,037)	—	(13.6)	—	—	—	—	—	(13.6)
Amortization of stock-based compensation	—	—	74.2	—	—	—	—	—	74.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Dividends paid, $0.86 per share	—	—	—	(42.7)	—	—	—	—	(42.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(14.6)	—	(14.6)
Foreign currency translation adjustments	—	—	—	—	—	—	43.0	—	43.0
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	41.2	41.2
December 31, 2019	51,549,654	$0.5	1,962.8	3,588.3	(5.7)	—	(427.8)	86.6	$5,204.7
Net income (3)	—	—	—	402.5	—	—	—	20.5	423.0
Shares issued under stock-based compensation programs	632,638	—	0.2	—	—	3.9	—	—	4.1
Shares repurchased for payment of taxes on stock-based compensation	(179,938)	—	(23.5)	—	—	—	—	—	(23.5)
Amortization of stock-based compensation	—	—	83.8	—	—	—	—	—	83.8
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Cumulative effect from adoption of new accounting for credit losses	—	—	—	(14.9)	—	—	—	—	(14.9)
Repurchase of common stock	(896,937)	—	—	—	—	(100.0)	—	—	(100.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(9.2)	—	(9.2)
Foreign currency translation adjustments	—	—	—	—	—	—	59.8	—	59.8
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(17.9)	(17.9)
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (3)	—	—	—	961.6	—	—	—	(2.2)	959.4
Shares issued under stock-based compensation programs	558,573	—	(37.7)	—	—	57.3	—	—	19.6
Shares repurchased for payment of taxes on stock-based compensation	(188,131)	—	(28.3)	—	—	(24.2)	—	—	(52.5)
Amortization of stock-based compensation	—	—	96.4	—	—	—	—	—	96.4
Shares held in trust	—	—	—	—	0.4	—	—	—	0.4
Dividends from vested historic award	—	—	—	0.1	—	—	—	—	0.1
Repurchase of common stock	(1,451,720)	—	—	—	—	(343.3)	—	—	(343.3)
Change in pension liabilities, net of tax	—	—	—	—	—	—	38.5	—	38.5
Foreign currency translation adjustments	—	—	—	—	—	—	(56.7)	—	(56.7)
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	141.5	141.5
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.1) million, $(0.3) million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$959.3	422.7	537.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	217.5	226.4	202.4
Equity earnings	(209.4)	(8.0)	(36.3)
Net (gain) loss on the disposition of assets	(10.9)	1.2	0.9
Distributions of earnings from real estate ventures	28.6	11.7	21.0
Provision for loss on receivables and other assets	12.1	45.6	30.8
Amortization of stock-based compensation	96.4	83.8	74.2
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(59.3)	(66.6)	(21.2)
Accretion of interest and amortization of debt issuance costs	4.4	5.1	5.3
Other, net	(14.0)	(27.1)	11.3
Change in:
Receivables	(402.0)	414.3	(330.0)
Reimbursable receivables and reimbursable payables	(82.4)	122.2	26.2
Prepaid expenses and other assets	(232.1)	(32.9)	(110.0)
Deferred tax assets, net	(0.4)	(37.1)	(18.7)
Accounts payable and accrued liabilities	(11.6)	177.1	(64.7)
Accrued compensation	676.2	(223.7)	154.7
Net cash provided by operating activities	972.4	1,114.7	483.8
Cash flows from investing activities:
Net capital additions – property and equipment	(175.9)	(149.4)	(187.8)
Net investment asset activity (less than wholly-owned)	(70.9)	1.0	(79.2)
Business acquisitions, net of cash acquired	(416.8)	—	(801.3)
Capital contributions to real estate ventures	(181.1)	(80.3)	(137.7)
Distributions of capital from real estate ventures	74.0	41.5	113.8
Other, net	(35.1)	16.6	42.5
Net cash used in investing activities	(805.8)	(170.6)	(1,049.7)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	5,094.0	5,217.0	5,864.0
Repayments of borrowings under credit facility	(4,944.0)	(5,742.0)	(5,339.0)
Net proceeds from (repayments of) short-term borrowings	91.8	(64.3)	86.8
Payments of deferred business acquisition obligations and earn-outs	(63.7)	(44.4)	(77.3)
Shares repurchased for payment of employee taxes on stock awards	(52.5)	(23.5)	(13.6)
Repurchase of common stock	(343.3)	(100.0)	—
Payment of dividends	—	—	(42.7)
Noncontrolling interest contributions (distributions), net	19.0	(0.9)	40.6
Other, net	54.9	(13.1)	65.8
Net cash (used in) provided by financing activities	(143.8)	(771.2)	584.6
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(21.0)	14.8	(0.8)
Net change in cash, cash equivalents and restricted cash	1.8	187.7	17.9
Cash, cash equivalents and restricted cash, beginning of the year	839.8	652.1	634.2
Cash, cash equivalents and restricted cash, end of the year	$841.6	839.8	652.1
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the year	$265.5	200.2	153.3
Restricted cash, end of the year	247.9	265.5	200.2
Cash paid during the year for:
Interest	$38.8	50.2	58.5
Income taxes, net of refunds	262.5	138.5	280.8
Operating leases	196.7	191.4	171.2
Non-cash activities:
Business acquisitions (including contingent consideration)	$68.6	—	846.1
Deferred business acquisition obligations	10.0	—	17.0
Non-cash consideration received for disposition	23.9	—	—
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 98,000 employees, including approximately 44,500 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of approximately 5.4 billion square feet worldwide as of December 31, 2021. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with $76.6 billion of assets under management (unaudited) as of December 31, 2021.
The following table shows the revenue for the major product categories into which we group our services.

	Year Ended December 31,
(in millions)	2021	2020	2019
Real Estate Services:
Leasing	$2,794.0	1,884.2	2,524.0
Capital Markets	2,193.5	1,407.4	1,542.2
Property & Facility Management	10,222.7	9,485.4	9,364.7
Project & Development Services	2,684.9	2,530.1	3,121.5
Advisory, Consulting and Other	971.8	861.0	904.7
LaSalle	500.1	421.8	526.1
Total revenue	$19,367.0	16,589.9	17,983.2
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of JLL and its majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. Investments over which we exercise significant influence, but do not control, are accounted for either at fair value or under the equity method.
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
Changes in amounts attributable non-redeemable noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2018	$—
Business acquisition (1)	8.4
Net income	0.2
Redeemable noncontrolling interests as of December 31, 2019	8.6
Net loss	(0.3)
Distribution to redeemable noncontrolling interest	(0.5)
Redeemable noncontrolling interests as December 31, 2020	7.8
Net loss	(0.1)
Other	0.1
Redeemable noncontrolling interests as of December 31, 2021	$7.8
(1) Reflects the ownership interests retained by the seller associated with our 2019 acquisition of Latitude Real Estate Investors.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting periods. Such estimates include the value and allocation of purchase consideration, valuation of accounts receivable, Reimbursable receivables, Warehouse receivables, Investments, Goodwill, intangible assets, derivative financial instruments, other long-lived assets, earn-out liabilities, legal contingencies, assumptions used in the calculation of income taxes, incentive compensation, self-insurance program liabilities, and retirement and other post-employment benefits, among others.
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
Capital Markets
Capital Markets provides brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancing. Our performance obligation is to facilitate the execution of capital transactions, and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. Our mortgage banking and servicing operations - such as activities related to mortgage servicing rights ("MSR" or "MSRs"), loan origination fees and servicing income - are excluded from the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, ("ASC Topic 606"). Such out-of-scope revenue was included entirely within Americas Capital Markets and is presented below.

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue excluded from scope of ASC Topic 606	$337.1	305.3	204.6
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
Detail of our contract assets and liabilities is presented below.

(in millions)	December 31, 2021	December 31, 2020
Contract assets, gross	$438.7	347.8
Allowance for contract assets	(2.8)	(2.1)
Contract assets, net	$435.9	345.7

Contract liabilities	$128.9	111.0
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as property and facility management contracts and LaSalle advisory contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $600.6 million and $460.1 million as of December 31, 2021 and 2020, respectively.
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

The following table details the changes in the allowance for uncollectible receivables.

(in millions)	2021	2020	2019
Allowance as of January 1,(1)	$66.5	71.7	52.0
Charged to income	25.5	24.3	30.8
Write-off of uncollectible receivables	(22.1)	(29.5)	(13.8)
Impact of exchange rate movements and other	(2.3)	—	(0.9)
Allowance as of December 31,	$67.6	66.5	68.1
(1) January 1, 2020 includes $3.6 million adjustment due to the adoption of ASC Topic 326.
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
We generally retain certain servicing rights upon sale of the mortgage loan (refer to the Mortgage Servicing Rights section below). We typically retain no exposure for credit losses on loans subsequent to sale, except for loans under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program. See the following section, Financial Guarantees, as well as Note 13, Commitments and Contingencies for additional information on the risk of loss retained related to DUS program loans.
Contractually specified servicing fees related to sold warehouse receivables were $101.8 million, $80.0 million and $63.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae DUS program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. As of December 31, 2021 and 2020, the loan loss guarantee reserve was $22.9 million and $36.7 million, respectively, and was included within Other liabilities on the Consolidated Balance Sheets. The balance as of December 31, 2021 reflects a notable decrease from the prior year as a result of improving economic conditions and projections over the course of 2021.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) is separate from the loan loss guarantee reserve discussed above. As of December 31, 2021 and 2020, loss-sharing guarantee obligations were $24.6 million and $22.1 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheets.
See Note 13, Commitments and Contingencies, for further information on the DUS program.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2021 and 2020, we had $478.7 million and $424.3 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets.
We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights, there have been no significant instances of impairment during the three-year period ended December 31, 2021. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights are determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $561.5 million and $459.6 million as of December 31, 2021 and 2020, respectively.
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
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2021.

We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $164.2 million, $169.3 million, and $157.6 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2021, for each of these asset categories.

	December 31,
($ in millions)	2021	2020	Depreciable Life
Furniture, fixtures and equipment	$132.5	127.9	3 to 13 years
Computer equipment and software	886.9	829.8	2 to 7 years
Leasehold improvements	396.0	352.4	1 to 15 years
Other (1)	233.6	160.0	2 to 30 years
Total	1,649.0	1,470.1
Less: Accumulated depreciation	909.1	806.2
Net property and equipment	$740.0	663.9
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
We have considered qualitative and quantitative factors while performing our annual impairment test of goodwill (as of July 1, 2021) and determined it is not more-likely-than-not that the fair value of all our reporting units are less than their carrying values. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.
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

Investments
We invest in certain ventures that primarily own and operate commercial real estate on a global basis across a wide array of sectors including retail, residential and office. Historically, these investments have primarily been co-investments in funds our LaSalle business establishes in the ordinary course of business for its clients. These investments take the form of equity ownership interests generally ranging from less than 1% to 10% of the respective ventures and, based upon investment-specific objectives, have generally included five to nine-year investment periods. Typically, our investments are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life. When in place, such restrictions are a result of our role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our LaSalle business. We primarily account for these investments at fair value utilizing information provided by investees, however, as further discussed below, we report certain of our investments under the equity method.
In addition to our LaSalle investments, JLL Technologies has strategic investments in property technology ("proptech") funds and early to mid-stage proptech companies to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Venture funds. We generally account for these investments at fair value. The fair value of these investments was $330.1 million and $69.9 million as of December 31, 2021, and 2020, respectively.
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
For investments reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings. To the extent applicable, we estimate fair value of our investments using the net asset value ("NAV") per share (or its equivalent) our investees provide. For JLL Technologies investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value.
For investments accounted for under the equity method, we maintain an investment account that is (i) increased by contributions made and by our share of net income earned by the real estate ventures, and (ii) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on the Consolidated Statements of Comprehensive Income as Equity earnings. We evaluate our investments accounted for under the equity method for other-than-temporary impairment on a quarterly basis, or as events or changes in circumstances warrant such an evaluation. Our evaluations consider the existence of impairment indicators in the underlying real estate assets that compose the majority of our investments. We base such evaluations, in regard to both the investment and the investment’s underlying asset levels, on regular updates to future cash flow models, our share of co-investment cash flows, and factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. If an investment is considered other-than-temporarily impaired, we record the excess of the carrying value over the estimated fair value as an impairment charge.
Impairment charges to write down the carrying value of the real estate assets underlying our investments are generally based on the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value. We recognize our proportionate share of such impairment within Equity earnings on the Consolidated Statements of Comprehensive Income.
See Note 5, Investments and Note 9, Fair Value Measurements for additional information on Investments.

Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") is an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and performance measures. All PSUs contain one or more performance conditions, such as a pre-defined target based on the Company’s cumulative earnings per share over a multi-year period. For certain executives there is an additional performance measure, a market condition, based on total shareholder return ("TSR") against a peer group. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 150% of the target award, depending on the achievement of each performance condition. We determine the fair value of PSUs based on the (i) closing market price of our common stock on the grant date taking, (ii) the achievement probability for each performance condition, and (iii) the market condition valuation, as applicable, based on the output of Monte Carlo simulations. We periodically assess the achievement probability for performance conditions. As of December 31, 2021, approximately 8% of unvested shares were subject to a market condition.
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
Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses recognized in earnings and offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for the three years ended December 31, 2021.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.

We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2021, in part due to the short-term nature of these contracts.
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
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2021, 2020 and 2019 we had net foreign currency transaction losses of $8.1 million, $4.6 million, and $2.4 million, respectively.
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
Earnings Per Share; Net Income Available to Common Shareholders
The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of our common stock equivalents. Common stock equivalents consist of shares to be issued under employee stock-based compensation programs. Anti-dilutive shares were de minimis for all periods presented.
See Note 6, Stock-Based Compensation, for additional information on our stock-based compensation plans.
New Accounting Standards
Recently adopted accounting guidance
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020‑01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323. In addition, it clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance effective January 1, 2021, and the adoption did not impact our financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08 Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires companies to apply ASC Topic 606 to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. This generally will result in companies recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The ASU is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. We early adopted this guidance effective December 31, 2021, and applied it retrospectively to all business combinations in 2021. The adoption did not have a material impact to our financial statements and related disclosures.

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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Segment income for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and, accordingly, does not measure performance or allocate resources based on total asset information. Therefore, we have not disclosed asset information by segment. As of December 31, 2021, we define the Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

	Year Ended December 31,
(in millions)	2021	2020	2019
Americas - Real Estate Services
Leasing	$2,179.1	1,451.2	1,960.5
Capital Markets	1,525.9	952.0	914.2
Property & Facility Management	6,375.3	5,878.2	5,607.9
Project & Development Services	1,366.3	1,333.5	1,689.6
Advisory, Consulting and Other	440.5	390.3	406.7
Revenue	$11,887.1	10,005.2	10,578.9
Depreciation and amortization	$138.5	151.4	126.5
Equity earnings	$142.2	19.0	1.7
Segment income	$1,073.8	554.9	613.1

EMEA - Real Estate Services
Leasing	$347.3	245.6	302.7
Capital Markets	473.4	330.7	411.9
Property & Facility Management	1,504.7	1,456.6	1,551.6
Project & Development Services	870.8	785.6	904.3
Advisory, Consulting and Other	281.5	274.3	300.2
Revenue	$3,477.7	3,092.8	3,470.7
Depreciation and amortization	$42.2	40.0	43.1
Equity losses	$—	—	(1.0)
Segment (loss) income	$(5.6)	(16.0)	46.0

Asia Pacific - Real Estate Services
Leasing	$267.6	187.4	260.8
Capital Markets	194.2	124.7	216.1
Property & Facility Management	2,342.7	2,150.6	2,205.2
Project & Development Services	447.8	411.0	527.6
Advisory, Consulting and Other	249.8	196.4	197.8
Revenue	$3,502.1	3,070.1	3,407.5
Depreciation and amortization	$30.2	27.8	26.4
Equity earnings	$4.6	1.4	2.3
Segment income	$130.2	116.4	129.6

LaSalle
Advisory fees	$364.7	336.4	326.4
Transaction fees & other	41.5	43.9	61.3
Incentive fees	93.9	41.5	138.4
Revenue	$500.1	421.8	526.1
Depreciation and amortization	$6.6	7.2	6.4
Equity earnings (losses)	$62.6	(12.4)	33.3
Segment income	$139.2	54.2	147.4

	Year Ended December 31,
(in millions)	2021	2020	2019
Segment income - Americas	$1,073.8	554.9	613.1
Segment (loss) income - EMEA	(5.6)	(16.0)	46.0
Segment income - Asia Pacific	130.2	116.4	129.6
Segment income - LaSalle	139.2	54.2	147.4
Less: Equity earnings	(209.4)	(8.0)	(36.3)
Add: Restructuring and acquisition charges	(84.7)	(142.4)	(184.4)
Operating income	$1,043.5	559.1	715.4
The following table sets forth the revenue and assets from our most significant currencies.

	TOTAL REVENUE
	Year Ended December 31,
(in millions)	2021	2020	2019
United States dollar	$11,283.1	9,457.8	10,054.9
British pound	1,626.6	1,341.1	1,514.8
Euro	1,393.3	1,350.6	1,507.7
Australian dollar	1,118.7	876.1	924.5
Hong Kong dollar	545.6	512.2	533.8
Chinese yuan	539.1	473.1	505.9
Canadian dollar	508.3	432.6	435.5
Indian rupee	508.2	524.5	651.8
Singapore dollar	327.4	246.6	309.2
Japanese yen	256.8	257.9	349.4
Other currencies	1,259.9	1,117.4	1,195.7
	$19,367.0	16,589.9	17,983.2
Change in Reporting Segments
Effective January 1, 2022, our Real Estate Services segments (Americas, EMEA and Asia Pacific) were reorganized into four global business segments focused on product offerings versus geographical alignment. The new segments are: (i) Markets Advisory, (ii) Capital Markets, (iii) Work Dynamics and (iv) JLL Technologies ("JLLT"). We will continue to manage our investment management business globally as LaSalle, a distinct segment.
Effective with financial reporting in 2022, prior period results will be restated to conform with our new reporting structure.

4.    BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2021 Business Combinations Activity
During 2021, we completed four new strategic acquisitions, expanding our capabilities and increasing our presence in key regional markets. These strategic acquisitions are presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Service Line
Skyline AI (Skyline)	Q3	Israel	Capital Markets
Sterling Bay Property Management, LLC(1)	Q4	United States	Property & Facility Management
Building Engines, Inc.	Q4	United States	Property & Facility Management
Enerdapt, Inc. (Hank)	Q4	United States	Advisory, Consulting and Other
(1) We acquired a 50.1% interest in a joint venture with Sterling Bay, LLC.
Aggregate terms of our acquisitions included: (i) cash paid at closing of $416.8 million (net of $13.9 million in cash acquired), (ii) guaranteed deferred consideration of $10.0 million and (iii) contingent earn-out consideration of $68.6 million, payable upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of this purchase consideration resulted in goodwill of $442.3 million, identifiable intangibles of $210.2 million, other net liabilities (assumed liabilities less acquired assets) of $34.6 million. The noncontrolling interest of 49.9% in the less-than-wholly-owned acquisition was $122.5 million at the acquisition date. As of December 31, 2021, we have completed our analysis to assign fair values to all of the material identifiable intangible and tangible assets acquired and, therefore, we do not anticipate further refinement to the purchase price allocations for our 2021 acquisitions.
During the year ended December 31, 2021, we also paid $88.7 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Of the $442.3 million of total additions to goodwill in 2021, we expected to amortize and deduct $99.8 million for tax purposes as of December 31, 2021, subject to statutory amortization periods.
2020 Business Combinations Activity
During the year ended December 31, 2020, we completed no new acquisitions.
Earn-Out Payments

($ in millions)	December 31, 2021	December 31, 2020
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	19	35
Maximum earn-out payments (undiscounted)	$149.9	199.2
Short-term earn-out liabilities (fair value)(1)	39.0	77.2
Long-term earn-out liabilities (fair value)(1)	45.1	8.5
(1) Included in Short-term and Long-term acquisition obligations on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2021 consisted of: (i) goodwill of $4,611.6 million, (ii) identifiable intangibles of $836.4 million amortized over their remaining finite useful lives and (iii) $50.6 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following table details, by reporting segment, the annual movements in goodwill.

(in millions)	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Balance as of December 31, 2019	$2,877.6	915.9	317.6	57.1	$4,168.2
Dispositions	—	(0.7)	—	—	(0.7)
Impact of exchange rate movements	0.4	44.5	11.6	0.7	57.2
Balance as of December 31, 2020	2,878.0	959.7	329.2	57.8	4,224.7
Additions, net of adjustments	442.3	—	—	—	442.3
Dispositions	(11.0)	(1.0)	—	—	(12.0)
Impact of exchange rate movements	—	(34.3)	(8.7)	(0.4)	(43.4)
Balance as of December 31, 2021	$3,309.3	924.4	320.5	57.4	$4,611.6
The following table details, by reporting segment, the annual movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

	MSR	Other Intangibles
(in millions)	Americas	Americas	EMEA	Asia Pacific	LaSalle	Consolidated
Gross Carrying Amount
Balance as of December 31, 2019	$480.4	285.7	55.9	21.4	54.0	$897.4
Additions, net of adjustments (1)	139.0	—	—	0.5	—	139.5
Adjustment for fully amortized intangibles	(47.3)	(19.9)	(1.9)	(0.1)	—	(69.2)
Impact of exchange rate movements	—	—	1.7	1.8	3.9	7.4
Balance as of December 31, 2020	572.1	265.8	55.7	23.6	57.9	975.1
Additions, net of adjustments (1)	161.1	206.4	3.8	—	—	371.3
Adjustment for fully amortized intangibles	(63.5)	(15.8)	(30.0)	(4.7)	—	(114.0)
Impact of exchange rate movements	—	—	(0.9)	(1.0)	(3.4)	(5.3)
Balance as of December 31, 2021	$669.7	456.4	28.6	17.9	54.5	$1,227.1

Accumulated Amortization
Balance as of December 31, 2019	$(104.0)	(68.3)	(33.1)	(6.7)	(2.7)	$(214.8)
Amortization expense, net (2)	(91.1)	(46.0)	(7.1)	(1.4)	(2.6)	(148.2)
Adjustment for fully amortized intangibles	47.3	19.9	1.9	0.1	—	69.2
Impact of exchange rate movements	—	0.3	(1.2)	(0.6)	—	(1.5)
Balance as of December 31, 2020	(147.8)	(94.1)	(39.5)	(8.6)	(5.3)	(295.3)
Amortization expense, net (2)	(106.7)	(43.9)	(6.4)	(1.2)	(1.7)	(159.9)
Adjustment for fully amortized intangibles	63.5	15.8	30.0	4.7	—	114.0
Impact of exchange rate movements	—	0.2	0.7	0.2	—	1.1
Balance as of December 31, 2021	$(191.0)	(122.0)	(15.2)	(4.9)	(7.0)	$(340.1)

Net book value as of December 31, 2021	$478.7	334.4	13.4	13.0	47.5	$887.0
(1) Included in this amount for MSRs was (i) $31.2 million and $23.7 million for 2021 and 2020, respectively, relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights and (ii) $(0.1) million and $0.1 million for 2021 and 2020, respectively, relating to an impairment valuation allowance.
(2) Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 4.3 years and 4.9 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2021, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2022	$81.6	66.6	$148.2
2023	76.5	62.2	138.7
2024	69.8	57.4	127.2
2025	60.6	39.7	100.3
2026	49.9	17.4	67.3
Thereafter	140.3	114.4	254.7
Total	$478.7	357.7	$836.4
5.     INVESTMENTS
As of December 31, 2021 and 2020, we had Investments of $745.7 million and $430.8 million, respectively. Summarized investment balances is presented in the following table.

	December 31,
(in millions)	2021	2020
LaSalle co-investments	$354.6	300.3
JLL Technologies investments	353.6	94.0
Other investments	37.5	36.5
Total	$745.7	430.8
Approximately 90% of our investments, as of December 31, 2021, are (i) in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, or (ii) investments by JLL Technologies in proptech funds and early to mid-stage proptech companies. The remaining 10% of our Investments, as of December 31, 2021, were attributable to investment vehicles that use our capital and outside capital generally provided by institutional investors to invest, primarily, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $372.4 million as of December 31, 2021. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to our investment in LIC II as its fund life terminated in January 2020.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. We had equity method investments, either directly or indirectly of $95.2 million and $76.4 million as of December 31, 2021 and 2020, respectively, in entities classified as VIEs. We have determined that we are the primary beneficiary of certain VIEs and accordingly, we have consolidated such entities. The assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities and the mortgage loans of the consolidated VIEs are non-recourse to JLL.

Summarized financial information for our consolidated VIEs is presented in the following tables.

	December 31,
(in millions)	2021	2020
Property and equipment, net	$184.7	117.4
Investments	10.2	9.0
Other assets	17.7	21.0
Total assets	$212.6	147.4
Other current liabilities	$2.1	1.9
Mortgage indebtedness (included in Other liabilities)	107.5	60.3
Total liabilities	109.6	62.2
Members' equity (included in Noncontrolling interest)	103.0	85.2
Total liabilities and members' equity	$212.6	147.4

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue	$11.0	13.9	7.6
Operating and other expenses	(14.9)	(15.6)	(8.6)
Net gains on sale of investments(1)	—	22.1	—
Net (loss) income	$(3.9)	20.4	(1.0)
(1) $12.3 million of the 2020 gain was included in Equity earnings; the remaining $9.8 million was included in Other income.
We allocate the members' equity and net income of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on the Consolidated Balance Sheets and as Net income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income, respectively.
The following tables summarize the combined financial information for certain of our unconsolidated investments accounted for under the equity method or at fair value.

		December 31,
(in millions)		2021	2020
Balance Sheets:
Investments, net of depreciation		$31,084.0	24,320.4
Total assets		34,816.3	28,129.3
Mortgage indebtedness		9,708.5	7,980.2
Other borrowings		1,864.1	1,332.9
Total liabilities		13,275.3	10,720.5
Total equity		21,541.0	17,408.8

	Year Ended December 31,
(in millions)	2021	2020	2019
Statements of Operations:
Revenue	$2,103.6	1,702.3	1,247.6
Net income	1,850.7	241.5	831.2
Impairment
There were no significant other-than-temporary impairment charges on Investments for each of the years in the three-year period ended December 31, 2021.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments reported at fair value.

	Year Ended December 31,
(in millions)	2021	2020	2019
Fair value investments as of January 1,	$340.3	328.6	247.3
Investments	190.3	51.7	144.9
Distributions	(84.0)	(46.8)	(101.7)
Change in fair value	201.2	(1.0)	35.3
Foreign currency translation adjustments, net	(8.2)	7.8	2.8
Fair value investments as of December 31,	$639.6	340.3	328.6
See Note 9, Fair Value Measurements, for further discussion of our investments reported at fair value.

6.     STOCK-BASED COMPENSATION
The Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. These awards have historically been RSUs which generally vest over three years (either cliff or graded vesting) and PSUs which generally vest in three years (cliff vesting), subject to performance and, for certain awards, market conditions.
There were approximately 1.1 million shares available for grant under the SAIP as of December 31, 2021. We also have a stock-based compensation plan for our UK-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods. While there have been no options granted under the SAYE plan since 2017, approximately 281 thousand shares remain available for grant as of December 31, 2021.
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

	Year Ended December 31,
(in millions)	2021	2020	2019
Restricted stock unit awards	$37.7	41.8	61.6
Performance stock unit awards	42.4	5.5	13.6
SAYE	—	0.2	1.2
Total	$80.1	47.5	76.4
Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2018	559.6	93.1	652.7	$131.32	2.02
Granted	1,298.0	196.5	1,494.5	141.06
Vested	(287.7)	—	(287.7)	116.32
Forfeited	(37.6)	(2.8)	(40.4)	137.49
Unvested as of December 31, 2019	1,532.3	286.8	1,819.1	141.51	2.39
Granted	173.1	276.4	449.5	124.98
Vested	(571.1)	—	(571.1)	137.99
Forfeited	(38.1)	(31.7)	(69.8)	136.00
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	137.42	1.69
Granted	335.7	218.9	554.6	189.40
Vested	(471.1)	(79.0)	(550.1)	145.54
Forfeited	(48.4)	(25.4)	(73.8)	148.97
Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27	1.99
As of December 31, 2021, we had $101.8 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over varying periods into 2026; $9.0 million relates to the awards issued in conjunction with the HFF acquisition in 2019.
Shares vested during the years ended December 31, 2021, 2020 and 2019, had grant date fair values of $80.1 million, $78.8 million, and $33.5 million, respectively. Shares granted during the years ended December 31, 2021, 2020 and 2019 had grant date fair values of $105.0 million, $56.2 million and $210.8 million, respectively. During the year ended December 31, 2019, we granted 1,111.3 thousand shares of RSU awards to HFF employees in conjunction with the HFF acquisition.

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

	Year Ended December 31,
(in millions)	2021	2020	2019
Employer contributions (US employees)	$42.7	14.6	37.1
Employer contributions (non-US employees)	42.4	37.9	35.2
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

	Year Ended December 31,
(in millions)	2021	2020
Projected benefit obligation	$442.4	486.6
Fair value of plan assets	506.2	497.7
Funded status and net amount recognized	63.8	11.1

Accumulated benefit obligation	$442.0	486.2
The primary driver for the year-over-year change in projected benefit obligation is an actuarial gain driven by an increase in the discount rate assumptions.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
(in millions)	2021	2020
Pension assets (included in Other assets)	$72.9	26.2
Pension liabilities (included in Other liabilities)	(9.1)	(15.1)
Net asset recognized	$63.8	11.1

Accumulated other comprehensive loss	$70.1	116.2
Net periodic pension cost (benefit) was not material for the years ended December 31, 2021, 2020, and 2019.

8.     INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
U.S. federal:
Current	$95.1	16.4	38.2
Noncurrent	—	—	0.7
Deferred	29.1	3.8	(12.9)
	$124.2	20.2	26.0
State and Local:
Current	$34.6	12.5	15.1
Noncurrent	—	—	—
Deferred	11.8	0.2	(7.0)
	$46.4	12.7	8.1
International:
Current	$156.0	103.7	156.9
Deferred	(62.3)	(29.7)	(31.3)
	$93.7	74.0	125.6
Total	$264.3	106.9	159.7
Our income taxes in 2019 were impacted by tax legislation enacted in the United States in December 2017, commonly known as the Tax Cuts and Jobs Act ("the Act"), and by interpretive regulatory guidance afterward. The Act brought significant changes to the U.S. corporate income tax system, including a transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, including a "transition tax" payable over an eight year period for those foreign earnings not previously taxed in the U.S. In 2019, we recorded $4.3 million of adjustments to lower our prior provision, due to further regulatory interpretation and state income tax interpretation of the Act.
With respect to the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, we treat any associated income tax as a period cost such that we will record an expense provision for any year we are subject to the taxes. Accordingly, the estimated impact of these taxes was included in our provision for income taxes in 2021, 2020 and 2019.
In 2021, 2020 and 2019 our current tax expense increased by $52.4 million, $2.9 million and $0.3 million, respectively, and our deferred tax expense reduced by a corresponding amount, due to the generation of net operating loss carryovers.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2021		2020		2019
Income tax expense at statutory rates	$256.9	21.0%	$111.2	21.0%	$146.5	21.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	39.7	3.2	9.4	1.8	4.9	0.7
Nondeductible expenses	17.6	1.4	11.2	2.1	18.9	2.7
International earnings taxed at various rates	(22.6)	(1.8)	(20.5)	(3.9)	(8.7)	(1.3)
U.S. capital loss carryover	(35.2)	(2.9)	—	—	—	—
Valuation allowance	34.2	2.8	4.3	0.8	7.2	1.0
Other, net	(26.3)	(2.1)	(8.7)	(1.6)	(9.1)	(1.2)
Total	$264.3	21.6%	$106.9	20.2%	$159.7	22.9%

With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 92 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 68 had income tax rates lower than the combined U.S. federal and state income tax rate in 2021.
In defining "very low tax rate jurisdictions", we consider effective tax rates which applied in 2021 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%), Singapore (17%), and Saudi Arabia (20%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. In the aggregate, these very low rate jurisdictions contributed substantially all of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2021.
Our income before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic	$798.9	165.2	145.9
International	424.7	364.4	551.7
Total	$1,223.6	529.6	697.6
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
(in millions)	2021	2020
Deferred tax assets attributable to:
Accrued expenses	$354.2	344.3
U.S. federal and state loss and credit carryovers	82.0	17.9
Allowances for uncollectible accounts	27.1	21.1
International loss carryovers	225.8	163.4
Pension liabilities	17.6	25.0
Other	1.9	13.1
Deferred tax assets	708.6	584.8
Less: valuation allowances	(128.8)	(71.4)
Net deferred tax assets	$579.8	513.4

Deferred tax liabilities attributable to:
Property and equipment	$23.1	14.8
Intangible assets	342.8	296.8
Income deferred for tax purposes	6.3	10.1
Investments	56.2	14.1
Other	0.3	1.1
Deferred tax liabilities	$428.7	336.9
Net deferred taxes	$151.1	176.5

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes, and potentially an amount of gain taxation which is not presently determinable.
As of December 31, 2021, we had an available U.S. federal net operating loss carryover of $62.5 million from acquired companies, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2028. We have U.S. state net operating loss ("NOL") carryovers with a tax effect of $19.2 million, which expire at various dates through 2041, and international NOL carryovers of $1,014.2 million, which generally do not have expiration dates. The change in deferred tax balances for NOL carryovers from 2020 to 2021 included increases from current year losses, acquired NOL carryovers and changes in the tax rates at which carryovers will be utilized; and decreases from current year estimated utilization.
As of December 31, 2021, we believe it is more-likely-than-not the net deferred tax assets of $151.1 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international net operating loss carryovers, for which we have concluded recognition is not yet appropriate. In 2021, we reduced valuation allowances by $6.0 million on some jurisdictions' net operating losses due to the utilization or expiration of those losses; and we increased valuation allowances by $66.7 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior year losses (including acquired NOL carryovers) in addition to those provided in prior years, and for capital loss carryovers incurred in 2021. The balance of the movement in valuation allowances comparing December 31, 2021 to December 31, 2020 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2021, our net current payable for income tax was $33.7 million, consisting of a current receivable of $187.3 million and current payable of $221.1 million, and our net noncurrent liability was $144.6 million, entirely a noncurrent payable. As of December 31, 2020, our net current receivable for income tax was $20.6 million, consisting of a current receivable of $221.5 million and a current payable of $200.9 million, and our net noncurrent liability was $163.6 million, entirely a noncurrent payable.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and 78 other countries. Generally, the Company's open tax years include those from 2017 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2021, we were under examination in Germany, Poland, Russia, Turkey, Australia, China, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore and Thailand; in the U.S., we were under examination in the states of Colorado, Massachusetts, Minnesota, and in New York City.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

(in millions)	2021	2020
Balance as of January 1,	$75.3	78.2
Additions based on tax positions related to the current year	5.7	2.8
Increase related to tax positions of prior years	(1.7)	(5.0)
Settlements with taxing authorities	—	(0.7)
Balance as of December 31,	$79.3	75.3
We believe it is reasonably possible that matters for which we have recorded $32.0 million of unrecognized tax benefits as of December 31, 2021, will be resolved during 2022. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.

We recognize interest accrued and penalties, if any, related to income taxes as a component of income tax expense. During the years ended December 31, 2021, 2020 and 2019, the amount of interest expense and penalties was not material. In addition, the amount of accrued interest related to income taxes was not material as of December 31, 2021, 2020 and 2019.
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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, Current portion of long-term debt, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our long-term debt, including its current portion, as $687.2 million and $723.7 million as of December 31, 2021 and 2020, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our long-term debt includes the current portion of $274.7 million, net of $0.3 million debt issuance costs, as of December 31, 2021, and the long-term portion of $395.6 million and $702.0 million as of December 31, 2021 and 2020, respectively, which included debt issuance costs of $1.4 million and $2.5 million, respectively.
Investments at Fair Value - Net Asset Value ("NAV")
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. In instances where the reported NAV per share did not fully incorporate the COVID-19 pandemic’s impact on the fair value of underlying investments, we recognized an adjustment to decrease the reported NAV. As of December 31, 2021, there were no such adjustments compared with adjustments of $22.8 million as of December 31, 2020. We did not consider any other adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2021 and 2020, investments at fair value using NAV were $372.8 million and $203.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2021			2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$84.5	—	182.3	77.2	—	59.3
Foreign currency forward contracts receivable	—	15.9	—	—	13.1	—
Warehouse receivables	—	822.3	—	—	1,529.2	—
Deferred compensation plan assets	—	528.8	—	—	446.3	—
Mortgage banking derivative assets	—	—	60.4	—	—	87.1
Total assets at fair value	$84.5	1,367.0	242.7	77.2	1,988.6	146.4
Liabilities
Foreign currency forward contracts payable	$—	0.8	—	—	3.4	—
Deferred compensation plan liabilities	—	513.0	—	—	427.6	—
Earn-out liabilities	—	—	84.1	—	—	85.7
Mortgage banking derivative liabilities	—	—	38.5	—	—	73.4
Total liabilities at fair value	$—	513.8	122.6	—	431.0	159.1
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings.
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These contracts are on the Consolidated Balance Sheets as current assets and current liabilities. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. As of December 31, 2021 and 2020, these contracts had a gross notional value of $2.61 billion ($1.51 billion on a net basis) and $2.34 billion ($1.42 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $15.9 million asset as of December 31, 2021 was composed of gross contracts with receivable positions of $19.2 million and payable positions of $3.3 million. The $0.8 million liability position as of December 31, 2021 was composed of gross contracts with receivable positions of $0.2 million and payable positions of $1.0 million. As of December 31, 2020, the $13.1 million asset was composed of gross contracts with receivable positions of $13.5 million and payable positions of $0.4 million. The $3.4 million liability position as of December 31, 2020, was composed of gross contracts with receivable positions of $2.7 million and payable positions of $6.1 million.

Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2021 and 2020, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2021 as Deferred compensation plan assets of $528.8 million, long-term deferred compensation plan liabilities of $513.0 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.2 million. We recorded this plan on the Consolidated Balance Sheets as of December 31, 2020 as Deferred compensation plan assets of $446.3 million, long-term deferred compensation plan liabilities of $427.6 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.6 million.
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

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Level Transfers Out(2)	Balance as of December 31, 2021
Investments	$59.3	67.6	0.2	57.1	—	(1.9)	$182.3
Mortgage banking derivative assets and liabilities, net	13.7	19.1	—	187.4	(198.3)	—	21.9
Earn-out liabilities	85.7	3.0	(0.4)	70.2	(74.4)	—	84.1

(in millions)	Balance as of December 31, 2019	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of December 31, 2020
Investments	$34.4	6.8	—	18.1	—	$59.3
Mortgage banking derivative assets and liabilities, net	10.2	(94.1)	—	197.1	(99.5)	13.7
Earn-out liabilities	148.5	(14.8)	1.1	—	(49.1)	85.7
(1) CTA: Currency translation adjustments
(2) In May 2021, an investment previously classified as a Level 3 investment became publicly traded on the NYSE and was considered a Level 1 investment immediately.
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue before reimbursements
Other current liabilities - Mortgage banking derivative liabilities	Revenue before reimbursements
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three-year period ended December 31, 2021. See Note 5, Investments, for additional information, including information related to impairment charges recorded at the investee level.

10.     DEBT
Debt is composed of the following obligations.

	December 31,
($ in millions)	2021	2020
Short-term debt:
Local overdraft facilities	$9.2	12.0
Other short-term borrowings	138.7	50.0
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.3 and $—	274.7	—
Total short-term debt	$422.6	62.0
Credit facility, net of debt issuance costs of $11.8 and $8.7	138.2	(8.7)
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $— and $0.8	—	274.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.6 and $0.8	197.9	213.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.8 and $0.9	197.7	213.9
Total debt	$956.4	755.3
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on April 14, 2026. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of December 31, 2021, at LIBOR plus 0.88%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both December 31, 2021 and 2020.
The following table provides additional information on our Facility.

	Year Ended December 31,
($ in millions)	2021	2020
Average outstanding borrowings under the Facility	$432.0	865.1
Average effective interest rate on the Facility	0.9%	1.6%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $55.5 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of December 31, 2021, our senior notes due November 2022 were classified as a current liability as the maturity was within one year.
As of December 31, 2021, our issuer and senior unsecured ratings were investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2021.

Warehouse Facilities

	December 31, 2021		December 31, 2020
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY plus 1.30%, expires September 19, 2022(1)	$516.9	700.0	144.4	400.0
LIBOR plus 1.30%, expires September 16, 2022(2)	74.7	1,200.0	768.9	1,600.0
LIBOR plus 1.30%, expires August 27, 2022(3)	192.8	300.0	195.9	900.0
LIBOR plus 1.60%, expires July 30, 2022(4)	—	400.0	—	—
Fannie Mae ASAP(5) program, SOFR plus 1.25%(6)	12.5	n/a	128.8	n/a
LIBOR plus 1.50%	—	—	261.6	300.0
Gross warehouse facilities	796.9	2,600.0	1,499.6	3,200.0
Debt issuance costs	(1.2)	n/a	(1.2)	n/a
Total warehouse facilities	$795.7	2,600.0	1,498.4	3,200.0
(1) In 2021, JLL extended the Warehouse facility with an increase to the maximum capacity; previously, the facility had a maturity date of September 20, 2021 and a maximum capacity of $400.0 million. JLL amended the interest rate to Bloomberg Short-Term Bank Yield Index rate ("BSBY") plus 1.30%; previously, the facility had an interest rate of LIBOR plus 1.40%.
(2) In 2021, JLL extended the Warehouse facility with a decrease to the interest rate; previously, the facility had a maturity date of September 18, 2021 and interest rate of LIBOR plus 1.40%. The temporary maximum capacity increase to $1,600.0 million in the fourth quarter of 2020 expired on January 31, 2021 and the temporary maximum increase to $2,000.0 million in the third quarter of 2021 expired on December 31, 2021; thereafter, the maximum capacity reverted to its original contractual amount.
(3) In 2021, JLL extended the Warehouse facility with a decrease to the interest rate and increase to the maximum capacity; previously, the facility had a maturity date of August 27, 2021 and interest rate of LIBOR plus 1.40%. The temporary maximum capacity of $900.0 million expired on January 6, 2021.
(4) In 2021, JLL added a new secured borrowing for $400.0 million under a master repurchase agreement that is scheduled to expire on July 30, 2022. Advances are made at 100% of the loan balance and borrowings are secured by the related warehouse receivables and bear interest at LIBOR plus 1.60%.
(5) As Soon As Pooled ("ASAP") funding program.
(6) JLL amended the Fannie Mae ASAP program interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.25%; previously, the facility had an interest rate of LIBOR plus 1.15%.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of December 31, 2021.
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

11.     LEASES
For the years ended December 31, 2021, 2020, and 2019, operating lease expense was $189.2 million, $187.3 million, and $170.5 million, respectively, and variable and short-term lease expense was $37.0 million, $36.0 million, and $33.3 million, respectively. In addition, $148.5 million and $94.3 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the year ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, our total commitments related to finance leases was $15.3 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2021, are presented in the table below.

(in millions)
2022	$177.7
2023	155.1
2024	134.9
2025	110.4
2026	90.7
Thereafter	308.1
Total future minimum lease payments	$976.9
Less imputed interest	108.7
Total	$868.2
Other information related to operating leases was as follows.

December 31, 2021
Weighted average remaining lease term	7.1 years
Weighted average discount rate	3.2%
12.     TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements was revenue of $723.3 million, $516.4 million, and $490.0 million for 2021, 2020 and 2019, respectively, as well as receivables of $152.9 million and $102.2 million as of December 31, 2021 and 2020, respectively, related to transactions with affiliates. These amounts primarily relate to transactions with the real estate ventures in which we have equity interests.
The outstanding balance of loans to employees are presented in the following table. Such amounts are included in Notes and other receivables and Long-term receivables on our Consolidated Balance Sheets.

	December 31,
(in millions)	2021	2020
Loans related to co-investments (1)	$16.9	16.4
Advances, travel and other (2)	272.7	233.7
Total	$289.6	250.1
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
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $2.5 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on the Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.5 million and $44.0 million as of December 31, 2021 and 2020, respectively, and are included in Notes and other receivables and Long-term receivables on the Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2018	$43.1
New claims	0.1
Prior year claims adjustments (including foreign currency changes)	(2.9)
Claims paid	(2.2)
December 31, 2019	38.1
New claims	6.7
Prior year claims adjustments (including foreign currency changes)	3.8
Claims paid	(0.4)
December 31, 2020	48.2
New claims	1.6
Prior year claims adjustments (including foreign currency changes)	(10.5)
Claims paid	(38.1)
December 31, 2021	$1.2
DUS Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of December 31, 2021 and 2020, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $15.4 billion and $12.2 billion, respectively. There were no loan losses incurred for the years ended December 31, 2021, 2020 and 2019. See "Financial Guarantees" section of Note 2, Summary of Significant Accounting Policies for additional information.

14.    RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (1) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (2) acquisition, transaction and integration-related charges, and (3) other restructuring including lease exit charges. Non-cash charges include (1) stock-based compensation expense for retention awards issued in conjunction with the HFF, Inc. ("HFF") acquisition and (2) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity. Restructuring and acquisition charges are presented in table below.

	Year Ended December 31,
(in millions)	2021	2020	2019
Severance and other employment-related charges	$14.3	69.0	31.1
Restructuring, pre-acquisition and post-acquisition charges	50.0	51.5	96.9
Stock-based compensation expense for HFF retention awards	17.8	36.7	28.0
Fair value adjustments to earn-out liabilities	2.6	(14.8)	28.4
Restructuring and acquisition charges	$84.7	142.4	184.4
Portion of total restructuring & acquisition charges related to the acquisition and integration of HFF	$40.0	75.9	115.1
Charges associated with the acquisition and integration of HFF primarily included transaction/deal costs, expenses associated with retention and severance, and other integration expenses, such as early lease termination costs.
The following tables show the accrual activity and payments relating to cash-based Restructuring and acquisition charges.

(in millions)	Severance & Employment-Related	Lease Exit	Other Restructuring and Acquisition Costs	Total
December 31, 2018	$14.0	0.6	0.5	$15.1
Accruals	31.1	11.1	85.8	128.0
Payments made	(20.8)	(3.3)	(82.5)	(106.6)
December 31, 2019	24.3	8.4	3.8	36.5
Accruals	69.0	25.0	26.5	120.5
Payments made	(52.0)	(30.9)	(29.1)	(112.0)
December 31, 2020	41.3	2.5	1.2	45.0
Accruals	14.3	11.6	38.4	64.3
Payments made	(34.7)	(13.2)	(31.6)	(79.5)
December 31, 2021	$20.9	0.9	8.0	$29.8
We expect the majority of accrued severance and employment-related charges and other accrued acquisition costs as of December 31, 2021 will be paid during the next twelve months. Lease exit payments depend on the terms of various leases, which extend as far out as 2026.

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2019	$(72.0)	(355.8)	$(427.8)
Other comprehensive income before reclassification	(12.3)	59.8	47.5
Amounts reclassified from AOCI after tax expense of $0.7, $- and $0.7	3.1	—	3.1
Other comprehensive income after tax benefit of $3.2, $- and $3.2	(9.2)	59.8	50.6
Balance as of December 31, 2020	(81.2)	(296.0)	(377.2)
Other comprehensive income before reclassification	35.3	(56.7)	(21.4)
Amounts reclassified from AOCI after tax expense of $0.7, $- and $0.7	3.2	—	3.2
Other comprehensive income after tax expense of $7.6, $- and $7.6	38.5	(56.7)	(18.2)
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
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
Based on management's evaluation as of December 31, 2021, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2021.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 26, 2022 (“Proxy Statement”), under the captions "Corporate Governance - Item 1 - Election of Directors" and “Executive Officers” is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption “Security Ownership - Delinquent Section 16 Reports” is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance - Board Committees” is incorporated herein by reference.
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

	December 31, 2021
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP	1,488	$149.98	1,142
ESPP	n/a	n/a	113
Subtotal	1,488		1,255
Equity compensation plans not approved by security holders
SAYE (1)	10	90.97	281
Total	1,498		1,536
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company's independent registered public accounting firm is KPMG, LLP, Chicago, IL, Auditor Firm ID: 185.
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
Statements in the future tense, and all statements accompanied by terms such as “believe,” “will,” “may,” “could,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. This includes, but is not limited to, our expectations regarding the continuing impact of the COVID-19 pandemic and the efficacy of vaccines and therapeutics on reducing the spread of the virus, the economy as a whole, and/or related government and regulatory restrictions issued to combat the global pandemic, including any adverse changes in such restrictions that may impact us. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, Item 1A. Risk Factors and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. The forward-looking statements in this report represent our estimates and assumptions only as of the date of this report. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.
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

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Third Amended and Restated Bylaws of the Registrant effective as of March 2, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 8, 2018 (File No. 001-13145))

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2	Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3	First Supplemental Indenture (including the form of 4.400% Senior Notes due 2011), dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.4	Description of Jones Lang LaSalle Incorporated Capital Stock (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.1	Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2	Amendment No.1 dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3	Amendment No.2 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 16, 2021 (File No. 001-13145))

10.4+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.5+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.6+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.7+	2019 Stock Award and Incentive Plan effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145)).

10.8+	Amended and Restated 2019 Stock Award and Incentive Plan effective as of May 27, 2021 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 27, 2021 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 16, 2021 (File No. 001-13145)).

10.9+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

EXHIBIT
NUMBER	DESCRIPTION

10.10+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.11+	HFF, Inc. 2016 Equity Incentive Plan (assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LCC and HFF, Inc. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated July 1, 2019 (File No. 333-232500))

10.12+	Amended and Restated Severance Pay Plan effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.13+	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.14+	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.15+	Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 dated March 28, 2012 (File No. 333-180405))

10.16*	Jones Lang LaSalle Incorporated Second Amendment to Deferred Compensation Plan dated as of March 25, 2014

10.17*	Jones Lang LaSalle Incorporated Third Amendment to Deferred Compensation Plan dated as of October 1, 2018

10.18*	Jones Lang LaSalle Incorporated Fourth Amendment to Deferred Compensation Plan dated as of July 1, 2019

10.19*	Jones Lang LaSalle Incorporated Fifth Amendment to Deferred Compensation Plan dated as of June 15, 2020

10.20*	Jones Lang LaSalle Incorporated Sixth Amendment to Deferred Compensation Plan dated as of January 1, 2022

10.21+	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 15, 2015 (File 001-13145))

10.22+	Letter Agreement dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.23+	Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.24+
Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.25+	Letter Agreement dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.26+
Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.27+	Form Change in Control Agreement for Global Executive Board (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 4, 2021 (File No. 001-13145))

10.28+
Letter Agreement dated December 4, 2020, between Jones Lang LaSalle Incorporated and Jeff A. Jacobson (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 10-K for the year ended December 31, 2020 (File No. 001-13145))

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2022.

JONES LANG LASALLE INCORPORATED

By	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2022.

Signature	Title

/s/ Siddharth N. Mehta	Chairman of the Board of Directors and Director
Siddharth N. Mehta

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter	Director
Matthew Carter

/s/ Samuel A. Di Piazza, Jr.	Director
Samuel A. Di Piazza, Jr.

/s/ Tina Ju	Director
Tina Ju

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Deborah H. McAneny	Director
Deborah H. McAneny

/s/ Jeetu Patel	Director
Jeetu Patel

/s/ Sheila A. Penrose	Director
Sheila A. Penrose

/s/ Ann Marie Petach	Director
Ann Marie Petach

/s/ Efrain Rivera	Director
Efrain Rivera

/s/ Karen Brennan	Chief Financial Officer
Karen Brennan	(Principal Financial Officer)

/s/ Louis F. Bowers	Executive Vice President and Global Controller
Louis F. Bowers	(Principal Accounting Officer)