Form 10-Q
period 2022-03-31
JONES LANG LASALLE INC
filed 2022-05-09
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 5, 2022 was 48,863,202.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$575.8	593.7
Trade receivables, net of allowance of $71.2 and $67.6	1,894.5	2,004.1
Notes and other receivables	396.4	389.3
Reimbursable receivables	1,691.8	1,734.5
Warehouse receivables	701.7	822.3
Short-term contract assets, net of allowance of $2.3 and $2.5	338.5	343.1
Prepaid and other	566.7	500.7
Total current assets	6,165.4	6,387.7
Property and equipment, net of accumulated depreciation of $937.7 and $909.1	749.1	740.0
Operating lease right-of-use assets	769.2	723.4
Goodwill	4,597.9	4,611.6
Identified intangibles, net of accumulated amortization of $367.8 and $340.1	879.5	887.0
Investments, including $677.5 and $639.6 at fair value	785.3	745.7
Long-term receivables	327.5	316.4
Deferred tax assets, net	313.2	330.8
Deferred compensation plan	558.3	528.8
Other	247.2	233.6
Total assets	$15,392.6	15,505.0
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,059.4	1,262.8
Reimbursable payables	1,219.2	1,350.0
Accrued compensation and benefits	1,333.5	2,029.5
Short-term borrowings	118.2	147.9
Current maturities of long-term debt, net of debt issuance costs of $0.3 and $0.3	274.7	274.7
Short-term contract liabilities and deferred income	211.3	208.2
Short-term acquisition-related obligations	51.2	45.8
Warehouse facilities	705.3	795.7
Short-term operating lease liabilities	155.8	153.8
Other	274.4	218.1
Total current liabilities	5,403.0	6,486.5
Credit facility, net of debt issuance costs of $11.3 and $11.8	1,113.7	138.2
Long-term debt, net of debt issuance costs of $1.4 and $1.4	387.8	395.6
Deferred tax liabilities, net	196.5	179.7
Deferred compensation	500.0	525.4
Long-term acquisition-related obligations	55.4	66.3
Long-term operating lease liabilities	765.2	714.4
Other	548.3	577.7
Total liabilities	8,969.9	9,083.8
Redeemable noncontrolling interest	7.5	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,083,349 and 52,076,800 shares issued; 49,608,928 and 50,024,139 outstanding	0.5	0.5
Additional paid-in capital	2,066.8	2,053.7
Retained earnings	5,083.2	4,937.6
Treasury stock, at cost, 2,474,421 and 2,052,661 shares	(552.7)	(406.3)
Shares held in trust	(5.1)	(5.2)
Accumulated other comprehensive loss	(419.5)	(395.4)
Total Company shareholders’ equity	6,173.2	6,184.9
Noncontrolling interest	242.0	228.5
Total equity	6,415.2	6,413.4
Total liabilities, redeemable noncontrolling interest and equity	$15,392.6	15,505.0
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2022	2021
Revenue	$4,801.4	4,037.1
Operating expenses:
Compensation and benefits	$2,410.8	1,989.0
Operating, administrative and other	2,141.0	1,897.2
Depreciation and amortization	54.4	53.0
Restructuring and acquisition charges	19.5	17.2
Total operating expenses	$4,625.7	3,956.4
Operating income	$175.7	80.7
Interest expense, net of interest income	10.2	10.4
Equity earnings	18.5	48.5
Other income	0.2	11.8
Income before income taxes and noncontrolling interest	184.2	130.6
Income tax provision	40.3	28.2
Net income	143.9	102.4
Net loss attributable to noncontrolling interest	(1.7)	(0.6)
Net income attributable to common shareholders	$145.6	103.0
Basic earnings per common share	$2.92	2.01
Basic weighted average shares outstanding (in 000's)	49,781	51,173
Diluted earnings per common share	$2.86	1.97
Diluted weighted average shares outstanding (in 000's)	50,957	52,175
Net income attributable to common shareholders	$145.6	103.0
Change in pension liabilities, net of tax	—	(0.2)
Foreign currency translation adjustments	(24.1)	(6.2)
Comprehensive income attributable to common shareholders	$121.5	96.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
Net income (loss)	—	—	—	145.6	—	—	—	(1.7)	143.9
Shares issued under stock-based compensation programs	305,435	—	(3.6)	—	—	5.5	—	—	1.9
Shares repurchased for payment of taxes on stock-based compensation	(105,295)	—	(1.9)	—	—	(1.9)	—	—	(3.8)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(615,351)	—	—	—	—	(150.0)	—	—	(150.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(24.1)	—	(24.1)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	15.2	15.2
March 31, 2022	49,608,928	$0.5	2,066.8	5,083.2	(5.1)	(552.7)	(419.5)	242.0	$6,415.2

	Company Shareholder's Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (loss)	—	—	—	103.0	—	—	—	(0.6)	102.4
Shares issued under stock-based compensation programs	290,563	—	(15.6)	—	—	15.9	—	—	0.3
Shares repurchased for payment of taxes on stock-based compensation	(89,780)	—	(9.7)	—	—	(5.5)	—	—	(15.2)
Amortization of stock-based compensation	—	—	17.5	—	—	—	—	—	17.5
Shares held in trust	—	—	—	—	0.2	—	—	—	0.2
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
March 31, 2021	51,306,200	$0.5	2,015.5	4,078.9	(5.4)	(85.7)	(383.6)	86.7	$5,706.9
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2022	2021
Cash flows from operating activities:
Net income	$143.9	102.4
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	54.4	53.0
Equity earnings	(18.5)	(48.5)
Net loss (gain) on dispositions	0.4	(11.4)
Distributions of earnings from investments	2.6	0.4
Provision for loss on receivables and other assets	5.5	(0.5)
Amortization of stock-based compensation	18.6	17.5
Net non-cash mortgage servicing rights and mortgage banking derivative activity	3.6	(9.7)
Accretion of interest and amortization of debt issuance costs	1.3	1.2
Other, net	0.6	(3.9)
Change in:
Receivables	76.2	154.0
Reimbursable receivables and reimbursable payables	(89.4)	(107.6)
Prepaid expenses and other assets	(58.7)	(32.4)
Deferred tax assets, net	34.4	(2.7)
Accounts payable and accrued liabilities	(181.2)	(189.2)
Accrued compensation	(710.1)	(384.4)
Net cash used in operating activities	(716.4)	(461.8)
Cash flows from investing activities:
Net capital additions – property and equipment	(46.6)	(34.6)
Net investment asset activity (less than wholly-owned)	(12.0)	(37.2)
Business acquisitions, net of cash acquired	(2.0)	(0.2)
Capital contributions to investments	(36.5)	(33.8)
Distributions of capital from investments	5.6	4.0
Other, net	(2.5)	4.0
Net cash used in investing activities	(94.0)	(97.8)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	2,348.0	1,242.0
Repayments of borrowings under credit facility	(1,373.0)	(892.0)
Net (repayments of) proceeds from short-term borrowings	(27.4)	36.8
Payments of deferred business acquisition obligations and earn-outs	(6.0)	(21.0)
Repurchase of common stock	(150.0)	—
Other, net	14.9	10.9
Net cash provided by financing activities	806.5	376.7
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(6.7)	(12.4)
Net change in cash, cash equivalents and restricted cash	(10.6)	(195.3)
Cash, cash equivalents and restricted cash, beginning of the period	841.6	839.8
Cash, cash equivalents and restricted cash, end of the period	$831.0	644.5
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$247.9	265.5
Restricted cash, end of period	255.2	187.9
Cash paid during the period for:
Interest	$5.5	4.5
Income taxes, net of refunds	77.1	30.5
Operating leases	44.0	49.0
Non-cash activities:
Business acquisitions (including contingent consideration)	$2.0	3.8
Non-cash consideration received for disposition	—	23.9
Deferred business acquisition obligations	1.4	—
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2022, and for the periods ended March 31, 2022 and 2021, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have also reclassified certain prior year amounts to conform to the current presentation, specifically the incorporation of directly reimbursed expenses within Compensation and benefits, and Operating, administrative and other on our Condensed Consolidated Statements of Comprehensive Income, compared with its historical separate presentation.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Growth in our Property Management and Workplace Management businesses as well as other annuity-based services has, to an extent, lessened the seasonality in our revenue and profits during the past several years. Within our Markets Advisory and Capital Markets segments, revenue from transaction-based activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. Our LaSalle Investment Management ("LaSalle") segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations.
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
Change in Reporting Segments
Effective January 1, 2022, we changed from our geographic-centric Real Estate Services segments of Americas, EMEA and Asia Pacific to global business line segments of Markets Advisory, Capital Markets, Work Dynamics and JLL Technologies. Our real estate investment management business, LaSalle, continues as a reporting segment. As our segment financial results are presented on this global business line view, the comparable period has been recast to align with the new reporting structure. Refer to Note 2, Revenue Recognition, and Note 3, Business Segments, for additional information, including detail financial information, on our segments.

2.REVENUE RECOGNITION
We earn revenue from the following services (segments are bolded).
•Markets Advisory
◦Leasing
◦Property Management
◦Advisory, Consulting and Other
•Capital Markets
◦Investment Sales, Debt/Equity Advisory and Other
◦Loan Servicing
◦Valuation Advisory
•Work Dynamics
◦Workplace Management
◦Project Management
◦Portfolio Services and Other
•JLL Technologies
•LaSalle
Markets Advisory
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement, which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g., tenant occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be “normal course of business” and, therefore, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of a future event(s) uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized in a period had previously been constrained.
Property Management
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
Although we are principal in limited situations, we generally act as agent on behalf of our Property Management clients in relation to third-party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we arrange, but do not control, the services provided by third party vendors and subcontractors prior to the transfer of the services to the client. As a result, the third-party costs incurred on behalf of clients, along with the corresponding revenue, are presented net on our Condensed Consolidated Statements of Comprehensive Income.
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

Capital Markets
Investment Sales, Debt/Equity Advisory and Other
We provide brokerage and other services for capital transactions, such as real estate sales or loan originations and refinancing. Our performance obligation is to facilitate the execution of capital transactions, and we are generally entitled to the full consideration at the point in time upon which our performance obligation is satisfied, at which time we recognize revenue. In addition, revenue related to mortgage servicing rights ("MSR" or "MSRs") and loan origination fees are reported within Investment Sales, Debt/Equity Advisory and Other.
Loan Servicing
We service substantially all the loans we originate and sell, and service loans we did not originate but subsequently acquire the rights to service. We obtain a periodic fee for each loan we service based on a proportion of the cash collections.
Capital Markets revenue excluded from the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606")
Our mortgage banking and servicing operations, comprised of (i) all Loan Servicing revenue and (ii) activities related to MSRs and loan origination fees (included in Investment Sales, Debt/Equity Advisory and Other), are not considered revenue from contracts with customers, and accordingly are excluded from the scope of ASC Topic 606. Such out-of-scope revenue is presented below.

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue excluded from scope of ASC Topic 606	$69.9	70.2

Valuation Advisory
Valuation Advisory service offerings include (but are not limited to) asset appraisal, business valuation, property tax advisory, complex litigation, and environmental property consulting. Our performance obligation is to provide services as specified in the contract and our pricing is negotiated based on the scale and complexity of each assignment. Typically, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of an appraisal or report for which client acceptance is required.
Work Dynamics
Workplace Management
Workplace Management, previously referred to as Integrated Facilities Management (IFM), provides comprehensive, on-site day-to-day real estate management services to corporations and institutions across a broad range of industries that outsource the management of the real estate they occupy, representing a series of daily performance obligations delivered over time. Pricing generally includes a management fee and, in many instances, an incentive fee or other form of variable consideration.
Although we may act as agent on behalf of our clients with respect to certain mandates, we generally act as principal for our Workplace Management contracts with respect to third-party vendors and subcontractors engaged to deliver operational services to our clients' facilities. In these situations, we control the services provided by such third-party vendors and subcontractors prior to the transfer of the services to the client. As a result, the third-party costs incurred on behalf of our clients, along with the corresponding reimbursement revenue, are presented gross on our Condensed Consolidated Statements of Comprehensive Income.
Project Management
Project Management, previously referred to as Project & Development Services, provides short-term construction-related services ranging from development and design to general contracting and project management for owners and occupiers of real estate. Depending on the terms of our engagement, our performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. Our obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, we recognize revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion).

Typically, we are entitled to consideration at distinct milestones over the term of an engagement. For certain contracts where we assume responsibility for completing a project, we control the services provided by third-party vendors and subcontractors prior to transfer of the assets to the client. In these situations, the third-party costs incurred on behalf of clients, along with the associated reimbursement revenue, are presented gross on our Condensed Consolidated Statements of Comprehensive Income. In contrast, where we act as agent on behalf of clients, third-party costs incurred and the associated revenue are presented net on our Condensed Consolidated Statements of Comprehensive Income.
Portfolio Services and Other
Portfolio Services and Other includes a variety of different service offerings, including advising clients on how to optimize their workplace strategies and occupancy planning efforts, and overall portfolio strategy management and administration for our clients. Our performance obligation is to provide services as specified in the contract. For event-driven point-in-time transactions, we record revenue when our performance obligation is complete, such as the delivery of a report where client acceptance is required, whereas revenue is recorded over time for services with a continuous transfer of control to our clients.
JLL Technologies
JLL Technologies offers multiple cloud-based software solutions that generate value for investors and businesses by enabling higher-quality decision-making through improved data and analytics. We recognize cloud-based software revenue over time commensurate with the length and terms of the contract. In addition, we offer professional services such as program and project management, implementation and support, managed services, and advisory services. We recognize professional services revenue at the time our performance obligation is satisfied.
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

(in millions)	March 31, 2022	December 31, 2021
Contract assets, gross	$449.5	438.7
Contract asset allowance	(2.7)	(2.8)
Contract assets, net	$446.8	435.9

Contract liabilities	$123.0	128.9
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.

3. BUSINESS SEGMENTS
On February 28, 2022, we announced a new organizational structure that became effective on January 1, 2022. Under the new structure, we organize our operations around, and publicly report our financial results on, five global business segments:
(1) Markets Advisory,
(2) Capital Markets,
(3) Work Dynamics,
(4) JLL Technologies, and
(5) LaSalle.
Markets Advisory offers a wide range of real estate services, including agency leasing and tenant representation, property management, advisory, and consulting services. Capital Markets service offerings include investment sales, equity and debt advisory, loan servicing, and valuation advisory. Our Work Dynamics business provides a broad suite of integrated services to occupiers of real estate, including facility and project management, as well as portfolio and other services. Our JLL Technologies segment offers software products, solutions and services, while LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate functional costs across the globe, which we allocate to the business segments using an expense-specific driver-based methodology.
Adjusted EBITDA does not include (i) depreciation and amortization, (ii) restructuring and acquisition charges, (iii) interest expense, net of interest income, (iii) provision for income tax, (iv) gain on disposal, (v) net non-cash MSR and mortgage which are otherwise included in Net income on the Condensed Consolidated Statements of Comprehensive Income.
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment.

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2022	2021
Markets Advisory
Leasing	$600.9	416.6
Property Management	370.5	347.6
Advisory, Consulting and Other	28.1	28.5
Revenue	$999.5	792.7
Depreciation and amortization	$17.1	15.9
Equity earnings	$0.5	0.4
Adjusted EBITDA	$111.2	66.0

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$476.1	302.0
Valuation Advisory	84.6	79.7
Loan Servicing	39.9	30.0
Revenue	$600.6	411.7
Depreciation and amortization	$15.6	15.9
Equity earnings	$0.8	0.4
Adjusted EBITDA	$118.2	59.1

Work Dynamics
Workplace Management	$2,320.4	2,048.4
Project Management	612.3	551.8
Portfolio Services and Other	100.9	97.9
Revenue	$3,033.6	2,698.1
Depreciation and amortization	$16.5	16.2
Equity earnings	$0.3	0.1
Adjusted EBITDA	$35.2	24.9

JLL Technologies
Revenue	$49.4	43.4
Depreciation and amortization	$3.8	2.9
Equity earnings	$18.8	34.6
Adjusted EBITDA	$(12.3)	14.0

LaSalle
Advisory fees	$97.0	83.5
Transaction fees and other	17.1	7.7
Incentive fees	4.2	—
Revenue	$118.3	91.2
Depreciation and amortization	$1.4	2.1
Equity (losses) earnings	$(1.9)	13.0
Adjusted EBITDA	$21.3	26.1

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended March 31,
(in millions)	2022	2021
Adjusted EBITDA - Markets Advisory	$111.2	66.0
Adjusted EBITDA - Capital Markets	118.2	59.1
Adjusted EBITDA - Work Dynamics	35.2	24.9
Adjusted EBITDA - JLL Technologies	(12.3)	14.0
Adjusted EBITDA - LaSalle	21.3	26.1
Adjusted EBITDA - Consolidated	$273.6	190.1
Adjustments:
Restructuring and acquisition charges	$(19.5)	(17.2)
Gain on disposition	—	12.0
Net non-cash MSR and mortgage banking derivative activity	(3.6)	9.7
Interest expense, net of interest income	(10.2)	(10.4)
Provision for income taxes	(40.3)	(28.2)
Depreciation and amortization	(54.4)	(53.0)
Net income attributable to common shareholders	$145.6	103.0
4.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2022 Business Combinations Activity
During the three months ended March 31, 2022, there were no strategic acquisitions. We paid $8.5 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2021 Business Combinations Activity
During the three months ended March 31, 2021 we completed no strategic acquisitions.
Earn-Out Payments

($ in millions)	March 31, 2022	December 31, 2021
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	20	19
Maximum earn-out payments (undiscounted)	$143.0	149.9
Short-term earn-out liabilities (fair value)(1)	33.8	39.0
Long-term earn-out liabilities (fair value)(1)	45.7	45.1
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

Goodwill and Other Intangible Assets
In conjunction with our new organizational structure described more fully in Note 3, Business Segments, we reassessed our reporting units as of January 1, 2022, and reassigned goodwill to reflect our new segment structure using a relative fair value allocation approach. Under this methodology, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach, and this resulting relative fair value was used to reassign the balance of goodwill.
We considered the change to our reportable segments a triggering event requiring the testing of our goodwill for impairment as of January 1, 2022. We performed a quantitative test relying on the discounted cash flow (“DCF”) method, an income approach, in determining the estimated fair value of our reporting units. Our DCF analysis relied on significant judgements and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin, and the discount rate used to present value the estimated future cash flows. Our analysis indicated that no impairment existed as the estimated fair value of each of our reporting units exceeded its respective carrying value.
Goodwill and unamortized intangibles as of March 31, 2022 consisted of: (1) goodwill of $4,597.9 million, (2) identifiable intangibles of $829.7 million amortized over their remaining finite useful lives, and (3) $49.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of January 1, 2022	$1,782.9	1,983.9	539.9	247.5	57.4	$4,611.6
Additions, net of adjustments	—	0.8	4.6	0.4	—	5.8
Impact of exchange rate movements	(7.9)	(8.8)	(2.4)	—	(0.4)	(19.5)
Balance as of March 31, 2022	$1,775.0	1,975.9	542.1	247.9	57.0	$4,597.9

(in millions)
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2021	$669.7	557.4	$1,227.1
Additions, net of adjustments (1)	37.3	1.8	39.1
Adjustment for fully amortized intangibles	(15.3)	(2.4)	(17.7)
Impact of exchange rate movements	—	(1.2)	(1.2)
Balance as of March 31, 2022	$691.7	555.6	$1,247.3

Accumulated Amortization
Balance as of December 31, 2021	$(191.0)	(149.1)	$(340.1)
Amortization, net (2)	(29.0)	(16.8)	(45.8)
Adjustment for fully amortized intangibles	15.3	2.4	17.7
Impact of exchange rate movements	—	0.4	0.4
Balance as of March 31, 2022	$(204.7)	(163.1)	$(367.8)

Net book value as of March 31, 2022	$487.0	392.5	$879.5
(1) Included in this amount for MSRs was $7.8 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Total
Gross Carrying Amount
Balance as of December 31, 2020	$572.1	403.0	$975.1
Additions, net of adjustments (1)	40.0	3.8	43.8
Adjustment for fully amortized intangibles	(6.7)	(11.0)	(17.7)
Impact of exchange rate movements	—	(1.9)	(1.9)
Balance as of March 31, 2021	$605.4	393.9	$999.3

Accumulated Amortization
Balance as of December 31, 2020	$(147.8)	(147.5)	$(295.3)
Amortization, net (2)	(21.6)	(13.0)	(34.6)
Adjustment for fully amortized intangibles	6.7	11.0	17.7
Impact of exchange rate movements	—	(0.1)	(0.1)
Balance as of March 31, 2021	$(162.7)	(149.6)	$(312.3)

Net book value as of March 31, 2021	$442.7	244.3	$687.0
(1) Included in this amount for MSRs was $3.1 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
5.INVESTMENTS
As of March 31, 2022 and December 31, 2021, we had investments of $785.3 million and $745.7 million, respectively. Summarized investment balances are presented in the following table.

(in millions)	March 31, 2022	December 31, 2021
JLL Technologies investments	$396.4	353.6
LaSalle co-investments	351.3	354.6
Other investments	37.6	37.5
Total	$785.3	745.7
Approximately 90% of our investments, as of March 31, 2022, are (i) investments by JLL Technologies in proptech funds and early to mid-stage proptech companies, or (ii) direct investments in 55 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. The remaining 10% of our investments, as of March 31, 2022, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, generally, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $360.8 million as of March 31, 2022. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to our investment in LIC II as its fund life terminated in January 2020.
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

Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	March 31, 2022	December 31, 2021
Property and equipment, net	$195.4	184.7
Investments	10.4	10.2
Other assets	24.3	17.7
Total assets	$230.1	212.6
Other current liabilities	$2.3	2.1
Mortgage indebtedness (included in Other liabilities)	111.3	107.5
Total liabilities	113.6	109.6
Members' equity (included in Noncontrolling interest)	116.5	103.0
Total liabilities and members' equity	$230.1	212.6

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$3.5	2.6
Operating and other expenses	(5.7)	(3.2)
Net loss	$(2.2)	(0.6)
We allocate the members' equity and net income/(loss) of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income/(loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on investments for the three months ended March 31, 2022 and 2021.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments reported at fair value.

(in millions)	2022	2021
Fair value investments as of January 1,	$639.6	340.3
Investments	34.2	55.8
Distributions	(6.6)	(3.3)
Change in fair value, net	15.2	45.7
Foreign currency translation adjustments, net	(4.9)	(3.1)
Fair value investments as of March 31,	$677.5	435.4
See Note 7, Fair Value Measurements, for additional discussion of our investments reported at fair value.

6.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27	1.99
Granted	—	—	—	—
Vested	(122.8)	(175.1)	(297.9)	150.29
Forfeited	(2.8)	(4.8)	(7.6)	174.32
Unvested as of March 31, 2022	786.8	466.1	1,252.9	$152.62	1.84

Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	56.6	—	56.6	145.93
Vested	(207.5)	(79.0)	(286.5)	150.76
Forfeited	(5.0)	(13.4)	(18.4)	149.11
Unvested as of March 31, 2021	940.3	439.1	1,379.4	$134.84	1.70
As of March 31, 2022, we had $86.5 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2026.
7.FAIR VALUE MEASUREMENTS
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
We estimated the fair value of our Long-term debt, including its current portion, as $667.9 million and $687.2 million as of March 31, 2022 and December 31, 2021, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of our Long-term debt includes (1) the current portion of $274.7 million as of both March 31, 2022 and December 31, 2021, which included debt issuance costs of $0.3 million; and (2) the long-term portion of $387.8 million and $395.6 million, as of March 31, 2022 and December 31, 2021, respectively, which included debt issuance costs of $1.4 million as of both March 31, 2022 and December 31, 2021.

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
For the majority of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2022 and December 31, 2021, investments at fair value using NAV were $387.4 million and $372.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2022			December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$70.1	—	220.0	84.5	—	182.3
Foreign currency forward contracts receivable	—	19.3	—	—	15.9	—
Warehouse receivables	—	701.7	—	—	822.3	—
Deferred compensation plan assets	—	558.3	—	—	528.8	—
Mortgage banking derivative assets	—	—	101.3	—	—	60.4
Total assets at fair value	$70.1	1,279.3	321.3	84.5	1,367.0	242.7
Liabilities
Foreign currency forward contracts payable	$—	4.0	—	—	0.8	—
Deferred compensation plan liabilities	—	493.8	—	—	513.0	—
Earn-out liabilities	—	—	79.5	—	—	84.1
Mortgage banking derivative liabilities	—	—	64.2	—	—	38.5
Total liabilities at fair value	$—	497.8	143.7	—	513.8	122.6
Investments
We classify one investment as Level 1 in the fair value hierarchy as quoted price are readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
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

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, these contracts had a gross notional value of $2.41 billion ($1.28 billion on a net basis) and $2.61 billion ($1.51 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $19.3 million asset as of March 31, 2022, was composed of gross contracts with receivable positions of $22.0 million and payable positions of $2.8 million. The $4.0 million liability as of March 31, 2022, was composed of gross contracts with receivable positions of $2.4 million and payable positions of $6.4 million. As of December 31, 2021, the $15.9 million asset was composed of gross contracts with receivable positions of $19.2 million and payable positions of $3.3 million. The $0.8 million liability as of December 31, 2021 was composed of gross contracts with receivable positions of $0.2 million and payable positions of $1.0 million.
Warehouse Receivables
As of March 31, 2022 and December 31, 2021, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2022 as Deferred compensation plan assets of $558.3 million, long-term deferred compensation plan liabilities of $493.8 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.1 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2021 as Deferred compensation plan assets of $528.8 million, long-term deferred compensation plan liabilities of $513.0 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.2 million.
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

(in millions)	Balance as of December 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2022
Investments	$182.3	17.2	—	20.5	—	$220.0
Mortgage banking derivative assets and liabilities, net	21.9	20.4	—	37.6	(42.8)	37.1
Earn-out liabilities	84.1	(0.7)	(0.1)	2.0	(5.8)	79.5

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2021
Investments	$59.3	31.8	—	49.1	(0.1)	$140.1
Mortgage banking derivative assets and liabilities, net	13.7	18.9	—	41.1	(40.8)	32.9
Earn-out liabilities	85.7	(0.1)	(0.4)	3.8	(20.8)	68.2
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2022 or 2021. See Note 5, Investments, for additional information, including information related to impairment charges recorded at the investee level.

8.DEBT
Debt is composed of the following obligations.

($ in millions)	March 31, 2022	December 31, 2021
Short-term debt:
Local overdraft facilities	$7.7	9.2
Other short-term borrowings	110.5	138.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $0.3 and $0.3	274.7	274.7
Total short-term debt	$392.9	422.6
Credit facility, net of debt issuance costs of $11.3 and $11.8	1,113.7	138.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.6 and $0.6	194.0	197.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.8 and $0.8	193.8	197.7
Total debt	$1,894.4	956.4
Credit Facility
We have a $2.75 billion unsecured revolving credit facility (the "Facility") that matures on April 14, 2026. Pricing on the Facility ranges from LIBOR plus 0.875% to 1.35%, with pricing as of March 31, 2022 at LIBOR plus 0.88%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both March 31, 2022 and December 31, 2021.
The following tables provides additional information on our Facility.

	Three Months Ended March 31,
($ in millions)	2022	2021
Average outstanding borrowings under the Facility	$683.2	184.4
Effective interest rate on the Facility	1.0%	1.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term Borrowings and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $55.0 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2022, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2022.

Warehouse Facilities

	March 31, 2022		December 31, 2021
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY plus 1.30%, expires September 19, 2022	$123.4	700.0	516.9	700.0
LIBOR plus 1.30%, expires September 16, 2022	404.2	1,200.0	74.7	1,200.0
LIBOR plus 1.30%, expires August 27, 2022	136.8	300.0	192.8	300.0
LIBOR plus 1.60%, expires July 30, 2022	—	400.0	—	400.0
Fannie Mae ASAP(1) program, SOFR plus 1.25%	41.7	n/a	12.5	n/a
Gross warehouse facilities	706.1	2,600.0	796.9	2,600.0
Debt issuance costs	(0.8)	n/a	(1.2)	n/a
Total warehouse facilities	$705.3	2,600.0	795.7	2,600.0
(1) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of March 31, 2022.
9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.5 million as of both March 31, 2022 and December 31, 2021 and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2021	$1.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	—
March 31, 2022	$1.2

December 31, 2020	$48.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	(30.2)
Claims paid	(0.4)
March 31, 2021	$17.6

Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2022 and December 31, 2021, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $15.8 billion and $15.4 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2022 and December 31, 2021, the loss-sharing guarantee obligations were $24.8 million and $24.6 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred for the three months ended March 31, 2022 and 2021.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of both March 31, 2022 and December 31, 2021, the loan loss guarantee reserve was $22.9 million, and is included within Other liabilities on our Condensed Consolidated Balance Sheets.
10.RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (ii) acquisition, transaction and integration-related charges, and (iii) other restructuring, including lease exit charges. Non-cash charges include (i) stock-based compensation expense for retention awards issued in conjunction with the HFF, Inc. ("HFF") acquisition and (ii) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity. Restructuring and acquisition charges are presented in table below.

	Three Months Ended March 31,
(in millions)	2022	2021
Severance and other employment-related charges	$3.3	1.8
Restructuring, pre-acquisition and post-acquisition charges	14.2	9.5
Stock-based compensation expense for HFF retention awards	2.7	6.0
Fair value adjustments to earn-out liabilities	(0.7)	(0.1)
Restructuring and acquisition charges	$19.5	17.2
Nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of March 31, 2022 will be paid during the next twelve months.

11.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
Other comprehensive loss before reclassification	—	(24.1)	(24.1)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(24.1)	(24.1)
Balance as of March 31, 2022	$(42.7)	(376.8)	$(419.5)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
Other comprehensive loss before reclassification	—	(6.2)	(6.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	(0.2)	—	(0.2)
Other comprehensive loss after tax expense of $ - , $ - and $ -	(0.2)	(6.2)	(6.4)
Balance as of March 31, 2021	$(81.4)	(302.2)	$(383.6)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2022, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2022.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (1) macroeconomic trends, (2) the geopolitical environment, (3) the global and regional real estate markets, and (4) the financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations. In 2021, macroeconomic conditions influenced by the COVID-19 pandemic more notably impacted our operations compared with the current year.

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
Transaction-Based Revenue
Transaction-based fees, which are impacted by the size and timing of our clients' transactions, from real estate investment banking, capital markets activities and other services within our segments, increase the variability of the revenue we earn. Specifically for LaSalle, we are compensated through incentive fees where performance of underlying funds' investments exceeds agreed-to benchmark levels. Depending upon performance, disposition activity, and the contractual timing of measurement periods with clients, these fees can be significant and vary substantially from period to period. The timing and the magnitude of these fees can vary significantly from year to year and quarter to quarter, and from region to region.
Seasonality
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. In addition, this seasonality excludes the recognition of investment-generated performance fees as well as realized and unrealized co-investment equity earnings and losses (the timing of each of these can fluctuate based on a variety of factors). Generally, we recognize incentive fees when assets are sold, the timing of which is geared toward the benefit of our clients. In addition, co-investment equity gains and losses are primarily dependent on valuations of underlying investments, the direction and magnitude of changes to such valuations fluctuate based on a variety of factors. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2022 and 2021, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
In conjunction with our change in reporting segments, effective January 1, 2022, comparable period information has been recast to conform with current presentation.
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2022	2021	U.S. dollars
Markets Advisory	$999.5	792.7	206.8	26%	28%
Capital Markets	600.6	411.7	188.9	46	49
Work Dynamics	3,033.6	2,698.1	335.5	12	14
JLL Technologies	49.4	43.4	6.0	14	14
LaSalle	118.3	91.2	27.1	30	34
Revenue	$4,801.4	4,037.1	764.3	19%	21%
Gross contract costs	(2,904.5)	(2,602.9)	(301.6)	12	13
Net non-cash MSR and mortgage banking derivative activity	3.6	(9.7)	13.3	(137)	(137)
Fee revenue	$1,900.5	1,424.5	476.0	33%	36%
Markets Advisory	741.2	552.6	188.6	34	36
Capital Markets	591.5	393.2	198.3	50	54
Work Dynamics	410.5	363.5	47.0	13	15
JLL Technologies	45.3	29.9	15.4	52	52
LaSalle	112.0	85.3	26.7	31	36
Compensation and benefits, excluding gross contract costs	$1,377.8	1,055.4	322.4	31%	33%
Operating, administrative and other expenses, excluding gross contract costs	269.5	227.9	41.6	18	20
Depreciation and amortization	54.4	53.0	1.4	3	4
Restructuring and acquisition charges	19.5	17.2	2.3	13	19
Total fee-based operating expenses	1,721.2	1,353.5	367.7	27	29
Gross contract costs	2,904.5	2,602.9	301.6	12	13
Total operating expenses	$4,625.7	3,956.4	669.3	17%	19%
Operating income	$175.7	80.7	95.0	118%	122%
Equity earnings	$18.5	48.5	(30.0)	(62)%	(62)%
Adjusted EBITDA	$273.6	190.1	83.5	44%	47%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following:
•Fee revenue and Fee-based operating expenses;
•Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and Adjusted EBITDA margin; and
•Percentage changes against prior periods, presented on a local currency basis.
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
Adjustments to GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses with the equal amount of corresponding fees in Revenue. Excluding gross contract costs from both Fee revenue and Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and also enables a more consistent performance assessment across a portfolio of contracts with varying payment terms and structures.
Net non-cash MSR and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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
Gain on disposition reflects the gain recognized on the sale of businesses. Given the low frequency of business disposals by the company historically, the gain directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2021, the activity related to a business disposition within JLL Technologies.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to Fee revenue and (ii) Operating expenses to Fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$4,801.4	4,037.1
Adjustments:
Gross contract costs	(2,904.5)	(2,602.9)
Net non-cash MSR and mortgage banking derivative activity	3.6	(9.7)
Fee revenue	$1,900.5	1,424.5

Operating expenses	$4,625.7	3,956.4
Less: Gross contract costs	(2,904.5)	(2,602.9)
Fee-based operating expenses	$1,721.2	1,353.5

Operating income	$175.7	80.7
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue), and (iii) the Adjusted EBITDA margin (measured on fee-revenue and presented on a local currency basis).

	Three Months Ended March 31,
($ in millions)	2022	2021
Net income attributable to common shareholders	$145.6	103.0
Add:
Interest expense, net of interest income	10.2	10.4
Provision for income taxes	40.3	28.2
Depreciation and amortization	54.4	53.0
EBITDA	$250.5	194.6
Adjustments:
Restructuring and acquisition charges	19.5	17.2
Gain on disposition	—	(12.0)
Net non-cash MSR and mortgage banking derivative activity	3.6	(9.7)
Adjusted EBITDA	$273.6	190.1

Net income margin attributable to common shareholders	3.0%	2.6%

Adjusted EBITDA margin	14.4%	13.3%

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

	Three Months Ended March 31,
($ in millions)	2022	% Change
Revenue:
At current period exchange rates	$4,801.4	19%
Impact of change in exchange rates	77.8	n/a
At comparative period exchange rates	$4,879.2	21%

Fee revenue:
At current period exchange rates	$1,900.5	33%
Impact of change in exchange rates	32.6	n/a
At comparative period exchange rates	$1,933.1	36%

Operating income:
At current period exchange rates	$175.7	118%
Impact of change in exchange rates	3.2	n/a
At comparative period exchange rates	$178.9	122%

Adjusted EBITDA:
At current period exchange rates	$273.6	44%
Impact of change in exchange rates	5.0	n/a
At comparative period exchange rates	$278.6	47%

Revenue
We achieved significant growth against the prior-year quarter in revenue, up 21% to $4.8 billion, and fee revenue, up 36% to $1.9 billion, substantially all of which was organic. The prior-year quarter was notably impacted by the COVID-19 pandemic, however, fee revenue increased 27% compared with the first quarter 2020. Fee revenue growth versus 2021 was broad-based across all segments, led by Capital Markets and Markets Advisory, up 54% and 36%, respectively. In addition to sustained momentum in transaction-based revenues, our annuity-based revenues continued to demonstrate stability, notably Workplace Management within Work Dynamics, which grew 20%.
The following highlights the proportion of consolidated top-line growth, on a local currency basis, compared with the prior-year quarter, by business line segment ($ in millions). Refer to segment operating results for further detail.

$764.3
$28.3
$348.3
$183.3
$198.8
$476.0
$28.8
$14.5
$51.2
$197.1
$184.4
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$—
Revenue growth
Fee revenue growth
Markets Advisory
Capital Markets
Work Dynamics
JLL Technologies
LaSalle

Our consolidated fee revenue increased 33% in U.S. dollars (“USD”) and 36% in local currency for the first quarter of 2022, compared with 2021. The spread for the first quarter was driven by the strengthening of the U.S. dollar against several major currencies, especially the British pound sterling, euro, and Australian dollar.
Operating Expenses
Consolidated operating expenses were $4.6 billion for the first quarter, up 19% from 2021, while consolidated fee-based operating expenses were $1.7 billion for the first quarter, up 29% from the prior-year quarter. The aforementioned increase in fee-based operating expenses was primarily attributable to our Markets Advisory and Capital Markets segments, which drove 39% and 37%, respectively, of the overall increase on a local currency basis. For the first quarter of 2022, Restructuring and acquisition charges increased compared with the prior-year period, primarily due to integration costs associated with business combinations that closed in the second half of 2021; refer to following table for further detail.

	Three Months Ended March 31,
(in millions)	2022	2021
Severance and other employment-related charges	$3.3	1.8
Restructuring, pre-acquisition and post-acquisition charges	14.2	9.5
Stock-based compensation expense for HFF retention awards	2.7	6.0
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(0.7)	(0.1)
Total restructuring and acquisition charges	$19.5	17.2

Equity Earnings
For the first quarter of 2022, we recognized equity earnings of $18.5 million, compared with $48.5 million in the prior-year quarter. The 2022 activity comprised $18.8 million of equity earnings from JLL Technologies, partially offset by $1.9 million of equity losses from LaSalle. In the prior-year quarter, JLL Technologies and LaSalle recognized $34.6 million and $13.0 million of equity earnings, respectively. Refer to the associated segment discussions for additional detail.
Income Taxes
The provision for income taxes was $40.3 million for the first quarter 2022, representing an effective tax rate of 21.9%. For the prior-year quarter, the provision was $28.2 million, representing an effective tax rate of 21.6%.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three months ended March 31, 2022 was $145.6 million, compared with $103.0 million in the prior-year period. Adjusted EBITDA was $273.6 million for the first quarter of 2022, compared to $190.1 million in the prior-year period. Net income attributable to common shareholders for the three months ended March 31, 2021 included a $12.0 million gain recognized on the sale of a business as part of a broader investment made in Roofstock, a marketplace for investing in the single-family rental sector. This gain on sale is excluded from adjusted measures.
Net income margin attributable to common shareholders for the first quarter (against Revenue) was 3.0%, compared with 2.6% in the prior-year quarter. Adjusted EBITDA margin for the first quarter, calculated on a fee-revenue basis, was 14.4% in USD and local currency, compared with 13.3% in 2021. The 110 basis points increase was primarily due to (i) the meaningful increase in fee revenue, especially from higher margin transaction-based businesses, and (ii) the timing of incentive compensation accruals reflecting changes in compensation plans from 2021 to 2022, which resulted in a lower percentage of expected full-year incentive compensation accrued this quarter compared with the prior year, partially offset by (iii) lower equity earnings and (iv) incremental expenditures to drive future growth, primarily compensation, T&E and marketing, as business operations continue to trend towards pre-pandemic levels.
Segment Operating Results
Effective January 1, 2022, we manage and report our operations as five business segments: Markets Advisory, Capital Markets, Work Dynamics, JLL Technologies, and LaSalle.
Markets Advisory offers a wide range of real estate services, including agency leasing and tenant representation, property management, and advisory and consulting services. Our Capital Markets service offerings include investment sales, equity and debt advisory, loan servicing, and valuations. Our Work Dynamics business provides a broad suite of integrated services to occupiers of real estate, including facility and project management, as well as portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to owner-occupiers. Our JLL Technologies segment offers software products, solutions and services, while LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
For segment reporting, (i) gross contract costs and (ii) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining Fee revenue. Gross contract costs are excluded from operating expenses in determining Fee-based operating expenses. In addition, our measure of segment results also excludes Restructuring and acquisition charges.

Markets Advisory

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$999.5	792.7	206.8	26%	28%
Gross contract costs	(258.3)	(240.1)	(18.2)	8	9
Fee revenue	$741.2	552.6	188.6	34%	36%
Leasing	596.9	412.2	184.7	45	46
Property Management	118.6	114.3	4.3	4	6
Advisory, Consulting and Other	25.7	26.1	(0.4)	(2)	1
Compensation, operating and administrative expenses, excluding gross contract costs	632.7	486.5	146.2	30	32
Depreciation and amortization	17.1	15.9	1.2	8	9
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	649.8	502.4	147.4	29	31
Gross contract costs	258.3	240.1	18.2	8	9
Segment operating expenses	$908.1	742.5	165.6	22%	24%
Equity earnings	$0.5	0.4	0.1	25%	19%
Adjusted EBITDA	$111.2	66.0	45.2	68%	70%
Markets Advisory fee revenue grew 36% compared with the prior year and 26% compared with the first quarter of 2020, which was only nominally impacted by the COVID-19 pandemic. Leasing drove the revenue and fee revenue growth versus 2021, led by the U.S. as both transaction size and volume increased. Globally, all major asset classes in Leasing experienced double-digit growth compared with the prior year, with continued strength in industrial and strong momentum in the office sector.
The increases in segment operating expenses and segment fee-based operating expenses for the first quarter of 2022, compared with the prior-year period, were driven by higher T&E and compensation expenses, the latter of which was driven by additional headcount and wage inflation to meet increased business demand.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 15.0% in USD (14.9% in local currency), compared with 11.9% in 2021. The margin expansion was primarily due to the growth in Leasing revenue, which more than offset the expense drivers noted above.

Capital Markets

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$600.6	411.7	188.9	46%	49%
Gross contract costs	(12.7)	(8.8)	(3.9)	44	52
Net non-cash MSR and mortgage banking derivative activity	3.6	(9.7)	13.3	(137)	(137)
Fee revenue	$591.5	393.2	198.3	50%	54%
Investment Sales, Debt/Equity Advisory and Other	468.5	286.0	182.5	64	67
Valuation Advisory	83.1	77.2	5.9	8	12
Loan Servicing	39.9	30.0	9.9	33	33
Compensation, operating and administrative expenses, excluding gross contract costs	474.1	335.6	138.5	41	44
Depreciation and amortization	15.6	15.9	(0.3)	(2)	(1)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	489.7	351.5	138.2	39	42
Gross contract costs	12.7	8.8	3.9	44	52
Segment operating expenses	$502.4	360.3	142.1	39%	42%
Equity earnings	$0.8	0.4	0.4	100%	120%
Adjusted EBITDA	$118.2	59.1	59.1	100%	104%
Capital Markets fee revenue increased 54% compared with the prior-year quarter and 42% compared with the first quarter of 2020, which was only nominally impacted by the pandemic. This fee revenue growth was highlighted by substantially higher investment sales and debt advisory transaction volumes in many geographies across the globe. Further, nearly all asset classes experienced growth compared with 2021, most meaningfully in residential and office. Higher Loan Servicing revenue was due to continued growth of the servicing portfolio over the trailing twelve months, particularly from loans originated under the Fannie Mae Delegated Underwriting and Servicing ("DUS") program.
The increases in segment operating expenses and segment fee-based operating expenses for the first quarter of 2022, compared with the prior-year period, were driven by higher T&E and compensation expenses, the latter driven by additional headcount and wage inflation to meet increased business demand.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 20.0% in both USD and local currency, compared with 15.0% in 2021. The increase in margin was driven by the above-noted revenue growth drivers, which more than offset the increase in expenses. In addition, the increase was partially due to the timing of incentive compensation accruals as noted in the consolidated margin discussion.

Work Dynamics

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$3,033.6	2,698.1	335.5	12%	14%
Gross contract costs	(2,623.1)	(2,334.6)	(288.5)	12	14
Fee revenue	$410.5	363.5	47.0	13%	15%
Workplace Management	182.0	153.4	28.6	19	20
Project Management	175.7	163.2	12.5	8	11
Portfolio Services and Other	52.8	46.9	5.9	13	14
Compensation, operating and administrative expenses, excluding gross contract costs	375.6	338.7	36.9	11	13
Depreciation and amortization	16.5	16.2	0.3	2	4
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	392.1	354.9	37.2	10	13
Gross contract costs	2,623.1	2,334.6	288.5	12	14
Segment operating expenses	$3,015.2	2,689.5	325.7	12%	14%
Equity earnings	$0.3	0.1	0.2	200%	346%
Adjusted EBITDA	$35.2	24.9	10.3	41%	38%
The increases in Work Dynamics revenue and fee revenue were led by Workplace Management, primarily from new client wins but also expansions of existing client relationships and particularly in the technology and public institutions sectors in the United States. Project Management growth was driven by the return to office movement and fewer pandemic restrictions in several geographies across the globe which drove increased project demand.
The increases in segment operating expenses and segment fee-based operating expenses for the first quarter of 2022, compared with the prior-year period, were driven by investments in people, via additional headcount and increased wages, to support planned future growth.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 8.6% in USD (8.2% in local currency), compared with 6.9% in 2021. The margin increase was attributable to (i) the incremental revenue described above, (ii) the timing of incentive compensation accruals as noted in the consolidated margin discussion, and (iii) the absence of certain contract losses recognized in the prior-year quarter that did not reoccur in the current period. These drivers outpaced the aforementioned investment in people.

JLL Technologies

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$49.4	43.4	6.0	14%	14%
Gross contract costs	(4.1)	(13.5)	9.4	(70)	(70)
Fee revenue	$45.3	29.9	15.4	52%	52%
Compensation, operating and administrative expenses, excluding gross contract costs (1)	76.4	50.5	25.9	51	51
Depreciation and amortization	3.8	2.9	0.9	31	32
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	80.2	53.4	26.8	50	50
Gross contract costs	4.1	13.5	(9.4)	(70)	(70)
Segment operating expenses	$84.3	66.9	17.4	26%	22%
Equity earnings	$18.8	34.6	(15.8)	(46)%	(46)%
Adjusted EBITDA	$(12.3)	14.0	(26.3)	(188)%	(184)%
(1) Included in Compensation, operating and administrative expenses for JLL Technologies is carried interest expense of $6.2 million and $4.2 million for the first quarter of 2022 and 2021, respectively, related to equity earnings of the segment.
JLL Technologies top-line growth included $8.5 million of incremental fee revenue from acquisitions closed in the second half of 2021. Organic fee revenue increased 24%, driven by new customers as well as growth from existing customers in our software and solutions offerings.
Equity earnings in both years were due to valuation increases to our investments in proptech funds and early to mid-stage proptech companies, primarily reflecting subsequent financing rounds at increased per-share values.
The increases in segment operating expenses and segment fee-based operating expenses for the first quarter of 2022, compared with the prior-year period, were driven by the ramp up of operations for future growth, including incremental compensation, T&E and marketing expenses.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was a negative 27.2% in USD (negative 26.0% in local currency), compared with 46.8% in 2021. Approximately half of the margin contraction was attributable to lower equity earnings. The remaining margin dilution was largely driven by the expense drivers noted above, partially offset by higher fee revenue.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$118.3	91.2	27.1	30%	34%
Gross contract costs	(6.3)	(5.9)	(0.4)	7	7
Fee revenue	$112.0	85.3	26.7	31%	36%
Advisory fees	90.7	79.3	11.4	14	18
Transaction fees and other	17.1	6.0	11.1	185	203
Incentive fees	4.2	—	4.2	n.m.	n.m.
Compensation, operating and administrative expenses, excluding gross contract costs	88.5	72.0	16.5	23	26
Depreciation and amortization	1.4	2.1	(0.7)	(33)	(32)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	89.9	74.1	15.8	21	24
Gross contract costs	6.3	5.9	0.4	7	7
Segment operating expenses	$96.2	80.0	16.2	20%	23%
Equity (losses) earnings	$(1.9)	13.0	(14.9)	(115)%	(114)%
Adjusted EBITDA	$21.3	26.1	(4.8)	(18)%	(11)%
LaSalle advisory fee growth was driven by strong capital raising over the trailing twelve months as well as valuation increases in assets under management ("AUM"). The increase in transaction fees was primarily due to a higher volume of asset acquisitions in Asia and Europe.
Equity losses in the current quarter included a $10.6 million equity loss due to negative share price movement for a co-investment in a LaSalle-managed publicly-traded REIT in Japan. Equity earnings in the prior-year quarter were substantially driven by valuation increases on underlying real estate investments within LaSalle's co-investment portfolio as the estimated fair values improved following a notable decline in conjunction with the onset of the pandemic in 2020.
The increases in segment operating expenses and segment fee-based operating expenses for the current quarter, compared with the prior-year quarter, were primarily driven by compensation expense related to the higher incentive fees, increased headcount, and wage inflation.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 19.0% in USD (19.9% in local currency), compared with 30.6% in 2021. The margin contraction was attributable to the change in equity earnings, partially offset by higher advisory and transaction fees.
As of March 31, 2022, LaSalle had $77.8 billion of AUM, an increase of 2% in USD and local currency from $76.6 billion as of December 31, 2021. The AUM increase resulted from (i) $3.1 billion of acquisitions, (ii) $3.0 billion of net valuation increases, partially offset by (iii) $4.4 billion of dispositions and withdrawals and (iv) $0.5 billion of foreign currency decreases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $716.4 million of cash in the first quarter of 2022, compared with $461.8 million of cash used in operating activities during the same period in 2021. The increase in cash used in operating activities was primarily due to greater incentive compensation paid in 2022 compared with 2021, reflecting our performance in 2021 compared with 2020. This was partially offset by higher cash provided by earnings, driven by an increase in net income.
Cash Flows from Investing Activities
We used $94.0 million of cash for investing activities during the first quarter of 2022, as compared to $97.8 million used during the same period in 2021. The slight decrease in cash used was driven by lower investment activity in less than wholly-owned entities, partially offset by higher net capital additions. We discuss these drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $806.5 million of cash during the first quarter of 2022, as compared to $376.7 million provided by financing activities during the same period in 2021. The net increase of $429.8 million in cash inflows from financing activities is substantially driven by an increase in borrowings on our Facility. This increase resulted from higher cash outflows for operating activities, as discussed above, as well as incremental share repurchases compared with the prior year.
Debt
Our $2.75 billion Facility matures on April 14, 2026 and bears a variable interest rate. As of March 31, 2022, we had outstanding borrowings under the Facility of $1,113.7 million. As of December 31, 2021, we had outstanding borrowings under the Facility of $138.2 million. The average outstanding borrowings under the Facility were $683.2 million (with an average effective interest rate of 1.0%) and $184.4 million (with an average effective interest rate of 1.0%) during the three months ended March 31, 2022 and 2021.
In addition to our Facility, we had the capacity to borrow up to $55.0 million under local overdraft facilities as of March 31, 2022. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $118.2 million and $147.9 million as of March 31, 2022 and December 31, 2021, respectively, of which $7.7 million and $9.2 million, respectively, were attributable to local overdraft facilities.
Refer to Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our debt.
Investment Activity
As of March 31, 2022, we had a carrying value of $785.3 million in investments, primarily related to investments by JLL Technologies in proptech funds and early to mid-stage proptech companies, and LaSalle co-investments. For the first quarter of 2022 and 2021, funding of investments exceeded return of capital by $30.9 million and $29.8 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 5, Investments, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Share Repurchase and Dividend Programs
In February 2022, our Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock in the open market and privately negotiated transactions. The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended March 31,
($ in millions)	2022	2021
Total number of shares repurchased (in 000's)	615.3	—
Total paid for shares repurchased	$150.0	—
As of March 31, 2022, $1,606.8 million remained authorized for repurchases under our share repurchase program.
Capital Expenditures
Net capital additions for the three months ended March 31, 2022 and 2021, were $46.6 million and $34.6 million, respectively. Our capital expenditures in 2022 were primarily for leased office space improvements, hardware, and purchased/developed software.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital additions made by consolidated VIEs in which we held no equity interest for the three months ended March 31, 2022 and 2021 were $12.0 million and $37.2 million, respectively, primarily to acquire real estate (net of real estate sales). The funding for these investments (largely from employee-investors and related third-party debt) is included within financing activities.
Business Acquisitions
During the three months ended March 31, 2022, we paid $10.5 million for business acquisitions. This included $2.0 million of payments relating to acquisitions in 2022 and $8.5 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $27.1 million as of March 31, 2022. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2022, we had the potential to make earn-out payments for a maximum of $143.0 million on 20 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2022 and December 31, 2021, we had total cash and cash equivalents of $575.8 million and $593.7 million, respectively, of which approximately $473.2 million and $487.9 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both March 31, 2022 and December 31, 2021.

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
Statements in the future tense, and all statements accompanied by terms such as “believe,” “will,” “may,” “could,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. This includes, but is not limited to, our expectations regarding the continuing impact of the COVID-19 pandemic on the economy as a whole, and/or related government and regulatory restrictions issued to combat the global pandemic, including any adverse changes in such restrictions that may impact us. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A. Risk Factors and may also be described from time to time in our subsequent filings with the Securities and Exchange Commission. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. The forward-looking statements in this report represent our estimates and assumptions only as of the date of this report. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2022 on our variable-rate debt, our results would reflect an increase of $0.9 million to Interest expense, net of interest income, for the three months ended March 31, 2022.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2022	2021
British pound	8%	9%
Euro	7	7
Australian dollar	6	6
Other(1)	19	21
Revenue exposed to foreign exchange rates	40%	43%
United States dollar	60	57
Total revenue	100%	100%
(1) No other functional currency exceeds 5% of total revenue.
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. See Note 7, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements for further discussion of our forward contracts.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2022 - January 31, 2022	197,267	$253.42	197,267
February 1, 2022 - February 28, 2022	190,500	$249.30	190,500
March 1, 2022 - March 31, 2022	227,564	$230.70	227,564	$1,606.8
Total	615,331		615,331

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2022.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)