Form 10-Q
period 2022-09-30
JONES LANG LASALLE INC
filed 2022-11-02
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on October 31, 2022 was 47,462,564.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$489.4	593.7
Trade receivables, net of allowance of $72.8 and $67.6	1,912.5	2,004.1
Notes and other receivables	377.9	389.3
Reimbursable receivables	1,840.5	1,734.5
Warehouse receivables	671.9	822.3
Short-term contract assets, net of allowance of $2.5 and $2.5	369.9	343.1
Prepaid and other	707.8	500.7
Total current assets	6,369.9	6,387.7
Property and equipment, net of accumulated depreciation of $955.8 and $909.1	731.5	740.0
Operating lease right-of-use assets	776.6	723.4
Goodwill	4,454.8	4,611.6
Identified intangibles, net of accumulated amortization of $423.6 and $340.1	861.6	887.0
Investments, including $786.7 and $639.6 at fair value	890.9	745.7
Long-term receivables	306.0	316.4
Deferred tax assets, net	249.6	330.8
Deferred compensation plan	520.2	528.8
Other	217.5	233.6
Total assets	$15,378.6	15,505.0
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$858.4	1,262.8
Reimbursable payables	1,309.4	1,350.0
Accrued compensation and benefits	1,512.0	2,029.5
Short-term borrowings	244.2	147.9
Current maturities of long-term debt, net of debt issuance costs of $— and $0.3	—	274.7
Short-term contract liabilities and deferred income	221.0	208.2
Short-term acquisition-related obligations	45.2	45.8
Warehouse facilities	685.0	795.7
Short-term operating lease liabilities	147.8	153.8
Other	380.7	218.1
Total current liabilities	5,403.7	6,486.5
Credit facility, net of debt issuance costs of $12.1 and $11.8	1,587.9	138.2
Long-term debt, net of debt issuance costs of $1.3 and $1.4	341.5	395.6
Deferred tax liabilities, net	199.6	179.7
Deferred compensation	483.6	525.4
Long-term acquisition-related obligations	59.3	66.3
Long-term operating lease liabilities	739.5	714.4
Other	554.1	577.7
Total liabilities	9,369.2	9,083.8
Redeemable noncontrolling interest	7.2	7.8
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,085,128 and 52,076,800 shares issued; 47,516,574 and 50,024,139 outstanding	0.5	0.5
Additional paid-in capital	2,034.5	2,053.7
Retained earnings	5,415.6	4,937.6
Treasury stock, at cost, 4,568,554 and 2,052,661 shares	(950.9)	(406.3)
Shares held in trust	(5.1)	(5.2)
Accumulated other comprehensive loss	(723.0)	(395.4)
Total Company shareholders’ equity	5,771.6	6,184.9
Noncontrolling interest	230.6	228.5
Total equity	6,002.2	6,413.4
Total liabilities, redeemable noncontrolling interest and equity	$15,378.6	15,505.0
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5,177.5	4,889.2	$15,257.3	13,421.3
Operating expenses:
Compensation and benefits	$2,496.2	2,416.1	$7,461.4	6,613.9
Operating, administrative and other	2,402.0	2,111.8	6,950.6	5,998.3
Depreciation and amortization	55.7	52.8	165.5	160.3
Restructuring and acquisition charges	21.0	15.6	66.4	50.9
Total operating expenses	$4,974.9	4,596.3	$14,643.9	12,823.4
Operating income	$202.6	292.9	$613.4	597.9
Interest expense, net of interest income	23.2	9.6	49.1	30.6
Equity earnings	0.5	17.4	72.6	106.7
Other income	0.5	1.3	136.0	12.9
Income before income taxes and noncontrolling interest	180.4	302.0	772.9	686.9
Income tax provision	42.3	65.3	155.4	148.4
Net income	138.1	236.7	617.5	538.5
Net (loss) income attributable to noncontrolling interest	(2.1)	(0.5)	137.8	(1.7)
Net income attributable to common shareholders	$140.2	237.2	$479.7	540.2
Basic earnings per common share	$2.93	4.67	$9.83	10.57
Basic weighted average shares outstanding (in 000's)	47,863	50,851	48,782	51,101
Diluted earnings per common share	$2.88	4.57	$9.65	10.35
Diluted weighted average shares outstanding (in 000's)	48,629	51,944	49,727	52,178
Net income attributable to common shareholders	$140.2	237.2	$479.7	540.2
Change in pension liabilities, net of tax	—	—	—	0.5
Foreign currency translation adjustments	(139.1)	(47.2)	(327.6)	(53.6)
Comprehensive income attributable to common shareholders	$1.1	190.0	$152.1	487.1
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
Net income (loss)	—	—	—	145.6	—	—	—	(1.7)	143.9
Shares issued under stock-based compensation programs	305,435	—	(3.6)	—	—	5.5	—	—	1.9
Shares repurchased for payment of taxes on stock-based compensation	(105,295)	—	(1.9)	—	—	(1.9)	—	—	(3.8)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(615,351)	—	—	—	—	(150.0)	—	—	(150.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(24.1)	—	(24.1)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	15.2	15.2
March 31, 2022	49,608,928	$0.5	2,066.8	5,083.2	(5.1)	(552.7)	(419.5)	242.0	$6,415.2
Net income(3)	—	—	—	193.9	—	—	—	141.7	335.6
Shares issued under stock-based compensation programs	36,251	—	(25.4)	(1.7)	—	42.2	—	—	15.1
Shares repurchased for payment of taxes on stock-based compensation	(6,592)	—	(16.5)	—	—	(16.5)	—	—	(33.0)
Amortization of stock-based compensation	—	—	25.8	—	—	—	—	—	25.8
Repurchase of common stock	(1,397,915)	—	—	—	—	(297.7)	—	—	(297.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(164.4)	—	(164.4)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(149.9)	(149.9)
June 30, 2022	48,240,672	$0.5	2,050.7	5,275.4	(5.1)	(824.7)	(583.9)	233.8	$6,146.7
Net income (loss)(3)	—	—	—	140.2	—	—	—	(2.0)	138.2
Shares issued under stock-based compensation programs	209,110	—	(23.6)	—	—	40.6	—	—	17.0
Shares repurchased for payment of taxes on stock-based compensation	(85,659)	—	(17.9)	—	—	(17.9)	—	—	(35.8)
Amortization of stock-based compensation	—	—	25.3	—	—	—	—	—	25.3
Repurchase of common stock	(847,549)	—	—	—	—	(148.9)	—	—	(148.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(139.1)	—	(139.1)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.2)	(1.2)
September 30, 2022	47,516,574	$0.5	2,034.5	5,415.6	(5.1)	(950.9)	(723.0)	230.6	$6,002.2
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net loss attributable to redeemable noncontrolling interest of $0.1 million for both the three months ended September 30, 2022 and June 30, 2022.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2022	2021
Cash flows from operating activities:
Net income	$617.5	538.5
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	165.5	160.3
Equity earnings	(72.6)	(106.7)
Net gain on dispositions	(134.8)	(11.3)
Distributions of earnings from investments	14.9	14.6
Provision for loss on receivables and other assets	17.4	7.5
Amortization of stock-based compensation	69.7	67.8
Net non-cash mortgage servicing rights and mortgage banking derivative activity	(12.8)	(43.4)
Accretion of interest and amortization of debt issuance costs	3.7	3.2
Other, net	4.2	(17.0)
Change in:
Receivables	(49.7)	(80.4)
Reimbursable receivables and reimbursable payables	(162.6)	(38.3)
Prepaid expenses and other assets	(74.6)	(151.3)
Deferred tax assets, net	95.0	3.8
Accounts payable and accrued liabilities	(390.7)	(271.7)
Accrued compensation	(492.0)	134.7
Net cash (used in) provided by operating activities	(401.9)	210.3
Cash flows from investing activities:
Net capital additions – property and equipment	(136.0)	(111.6)
Net investment asset activity (less than wholly-owned)	132.4	(53.8)
Business acquisitions, net of cash acquired	(5.7)	(22.2)
Capital contributions to investments	(142.3)	(132.3)
Distributions of capital from investments	19.1	39.1
Other, net	(15.3)	(35.2)
Net cash used in investing activities	(147.8)	(316.0)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	5,756.0	3,432.0
Repayments of borrowings under credit facility	(4,306.0)	(3,207.0)
Repayment of senior notes	(275.0)	—
Net proceeds from short-term borrowings	109.6	60.4
Payments of deferred business acquisition obligations and earn-outs	(10.4)	(58.3)
Repurchase of common stock	(596.6)	(189.5)
Noncontrolling interest (distributions) contributions, net	(135.8)	—
Other, net	(41.3)	1.7
Net cash provided by financing activities	500.5	39.3
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(63.6)	(17.3)
Net change in cash, cash equivalents and restricted cash	(112.8)	(83.7)
Cash, cash equivalents and restricted cash, beginning of the period	841.6	839.8
Cash, cash equivalents and restricted cash, end of the period	$728.8	756.1
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$247.9	265.5
Restricted cash, end of period	239.4	220.2
Cash paid during the period for:
Interest	$41.2	24.5
Income taxes, net of refunds	283.7	175.7
Operating leases	137.5	148.2
Non-cash activities:
Business acquisitions (including contingent consideration)	$5.3	31.3
Non-cash consideration received for disposition	15.8	23.9
Deferred business acquisition obligations	3.1	—
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
Our Condensed Consolidated Financial Statements as of September 30, 2022, and for the periods ended September 30, 2022 and 2021, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. We have also reclassified certain prior year amounts to conform to the current presentation, specifically the incorporation of directly reimbursed expenses within Compensation and benefits, and Operating, administrative and other on our Condensed Consolidated Statements of Comprehensive Income, compared with its historical separate presentation.
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
Change in Reporting Segments
Effective January 1, 2022, we changed from our geographic-centric Real Estate Services segments of Americas, EMEA and Asia Pacific to global business line segments of Markets Advisory, Capital Markets, Work Dynamics and JLL Technologies. Our real estate investment management business, LaSalle, continues as a reporting segment. As our segment financial results are presented on this global business line view, the comparable period has been recast to align with the new reporting structure. Refer to Note 3, Revenue Recognition, and Note 4, Business Segments, for additional information, including detail financial information, on our segments.

2.NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022‑04, Liabilities-Supplier Finance Programs (Subtopic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their outstanding obligations at the end of the reporting period. The guidance is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. We do not expect the new guidance to have a material impact to our financial statements and related disclosures.
3.REVENUE RECOGNITION
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue excluded from scope of ASC Topic 606	$76.1	102.3	$222.6	235.9

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

(in millions)	September 30, 2022	December 31, 2021
Contract assets, gross	$459.3	438.7
Contract asset allowance	(2.6)	(2.8)
Contract assets, net	$456.7	435.9

Contract liabilities	$139.1	128.9
Remaining performance obligations - Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Adjusted EBITDA does not include (i) depreciation and amortization, (ii) restructuring and acquisition charges, (iii) interest expense, net of interest income, (iv) provision for income tax, (v) gain on disposal and (vi) net non-cash MSR and mortgage banking derivative activity which are otherwise included in Net income on the Condensed Consolidated Statements of Comprehensive Income.
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

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Markets Advisory
Leasing	$703.3	694.9	$2,012.6	1,683.9
Property Management	377.8	351.3	1,126.5	1,046.7
Advisory, Consulting and Other	30.4	33.7	90.1	93.3
Revenue	$1,111.5	1,079.9	$3,229.2	2,823.9
Depreciation and amortization(a)	$16.6	16.4	$50.0	49.0
Equity (losses) earnings	$(0.2)	0.1	$0.7	0.6
Adjusted EBITDA	$132.1	149.2	$377.3	329.1

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$465.0	554.7	$1,490.8	1,286.8
Valuation Advisory	89.7	87.1	268.7	258.2
Loan Servicing	40.5	38.5	120.8	99.1
Revenue	$595.2	680.3	$1,880.3	1,644.1
Depreciation and amortization	$15.2	15.1	$46.2	47.7
Equity earnings	$0.7	1.3	$2.1	3.1
Adjusted EBITDA	$83.2	138.4	$328.1	318.3

Work Dynamics
Workplace Management	$2,429.1	2,138.4	$7,183.5	6,294.0
Project Management	748.3	707.8	2,115.4	1,877.4
Portfolio Services and Other	112.4	114.2	335.0	323.3
Revenue	$3,289.8	2,960.4	$9,633.9	8,494.7
Depreciation and amortization	$17.6	16.9	$51.1	49.9
Equity earnings	$0.1	0.3	$1.3	0.1
Adjusted EBITDA	$53.4	37.7	$146.2	113.8

JLL Technologies
Revenue	$56.5	38.8	$156.6	121.8
Depreciation and amortization	$3.7	2.2	$11.4	7.3
Equity earnings	$1.0	7.3	$64.5	58.1
Adjusted EBITDA	$(15.3)	(10.7)	$(14.7)	1.8

LaSalle
Advisory fees	$102.6	97.3	$302.8	270.4
Transaction fees and other	10.0	10.2	37.4	28.9
Incentive fees	11.9	22.3	17.1	37.5
Revenue	$124.5	129.8	$357.3	336.8
Depreciation and amortization	$1.6	2.2	$4.8	6.4
Equity (losses) earnings	$(1.1)	8.4	$4.0	44.8
Adjusted EBITDA	$22.8	37.4	$71.9	111.5
(a) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA - Markets Advisory	$132.1	149.2	$377.3	329.1
Adjusted EBITDA - Capital Markets	83.2	138.4	328.1	318.3
Adjusted EBITDA - Work Dynamics	53.4	37.7	146.2	113.8
Adjusted EBITDA - JLL Technologies	(15.3)	(10.7)	(14.7)	1.8
Adjusted EBITDA - LaSalle	22.8	37.4	71.9	111.5
Adjusted EBITDA - Consolidated	$276.2	352.0	$908.8	874.5
Adjustments:
Restructuring and acquisition charges	$(21.0)	(15.6)	$(66.4)	(50.9)
Net gain (loss) on disposition	—	0.4	(7.5)	12.4
Net non-cash MSR and mortgage banking derivative activity	5.2	28.1	12.8	43.5
Interest expense, net of interest income	(23.2)	(9.6)	(49.1)	(30.6)
Provision for income taxes	(42.3)	(65.3)	(155.4)	(148.4)
Depreciation and amortization(a)	(54.7)	(52.8)	(163.5)	(160.3)
Net income attributable to common shareholders	$140.2	237.2	$479.7	540.2
(a) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2022 Business Combinations Activity
During the nine months ended September 30, 2022, there were no material acquisitions. We paid $15.9 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2021 Business Combinations Activity
During the nine months ended September 30, 2022, we made no adjustments to our preliminary allocation of the purchase consideration for certain acquisitions completed in 2021. As of September 30, 2022, we have completed our analysis to assign fair values to all the identifiable intangible and tangible assets acquired as of September 30, 2021.
Earn-Out Payments

($ in millions)	September 30, 2022	December 31, 2021
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	18	19
Maximum earn-out payments (undiscounted)	$136.6	149.9
Short-term earn-out liabilities (fair value)(1)	27.4	39.0
Long-term earn-out liabilities (fair value)(1)	49.2	45.1
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

Goodwill and Other Intangible Assets
In conjunction with our new organizational structure described more fully in Note 4, Business Segments, we reassessed our reporting units as of January 1, 2022, and reassigned goodwill to reflect our new segment structure using a relative fair value allocation approach. Under this methodology, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach, and this resulting relative fair value was used to reassign the balance of goodwill.
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
Goodwill and unamortized intangibles as of September 30, 2022 consisted of: (1) goodwill of $4,454.8 million, (2) identifiable intangibles of $816.7 million amortized over their remaining finite useful lives, and (3) $44.9 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of January 1, 2022	$1,782.9	1,983.9	539.9	247.5	57.4	$4,611.6
Additions, net of adjustments	—	8.5	4.6	0.4	—	13.5
Impact of exchange rate movements	(69.8)	(76.4)	(20.8)	(0.2)	(3.1)	(170.3)
Balance as of September 30, 2022	$1,713.1	1,916.0	523.7	247.7	54.3	$4,454.8

(in millions)
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2021	$669.7	557.4	$1,227.1
Additions, net of adjustments(1)	103.3	19.1	122.4
Adjustment for fully amortized intangibles	(47.9)	(2.7)	(50.6)
Impact of exchange rate movements	—	(13.7)	(13.7)
Balance as of September 30, 2022	$725.1	560.1	$1,285.2

Accumulated Amortization
Balance as of December 31, 2021	$(191.0)	(149.1)	$(340.1)
Amortization, net(2)	(86.7)	(51.5)	(138.2)
Adjustment for fully amortized intangibles	47.9	2.7	50.6
Impact of exchange rate movements	—	4.1	4.1
Balance as of September 30, 2022	$(229.8)	(193.8)	$(423.6)

Net book value as of September 30, 2022	$495.3	366.3	$861.6
(1) Included in this amount for MSRs was $22.5 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Total
Gross Carrying Amount
Balance as of December 31, 2020	$572.1	403.0	$975.1
Additions, net of adjustments(1)	95.5	19.5	115.0
Adjustment for fully amortized intangibles	(36.2)	(46.0)	(82.2)
Impact of exchange rate movements	—	(4.3)	(4.3)
Balance as of September 30, 2021	$631.4	372.2	$1,003.6

Accumulated Amortization
Balance as of December 31, 2020	$(147.8)	(147.5)	$(295.3)
Amortization, net(2)	(71.9)	(38.7)	(110.6)
Adjustment for fully amortized intangibles	36.2	46.0	82.2
Impact of exchange rate movements	—	0.7	0.7
Balance as of September 30, 2021	$(183.5)	(139.5)	$(323.0)

Net book value as of September 30, 2021	$447.9	232.7	$680.6
(1) Included in this amount for MSRs was $15.4 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of September 30, 2022 and December 31, 2021 are presented in the following table.

(in millions)	September 30, 2022	December 31, 2021
JLL Technologies investments	$503.9	353.6
LaSalle co-investments	353.6	354.6
Other investments	33.4	37.5
Total	$890.9	745.7
Approximately 90% of our investments, as of September 30, 2022, are (i) investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, or (ii) direct investments in 55 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement. The remaining 10% of our investments, as of September 30, 2022, were attributable to investment vehicles that use our capital and outside capital primarily provided by institutional investors to invest, generally, in certain real estate ventures that own and operate real estate. Of our investments attributable to investment vehicles, the majority was invested in LaSalle Investment Company II ("LIC II"), in which we held an effective ownership interest of 48.78%.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $352.5 million as of September 30, 2022. Of this amount, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to our investment in LIC II as its fund life terminated in January 2020.
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

Summarized financial information for our consolidated VIEs is presented in the following tables.

(in millions)	September 30, 2022	December 31, 2021
Property and equipment, net	$190.7	184.7
Investments	10.7	10.2
Other assets	22.0	17.7
Total assets	$223.4	212.6
Other current liabilities	$2.7	2.1
Mortgage indebtedness (included in Other liabilities)	113.6	107.5
Total liabilities	116.3	109.6
Members' equity (included in Noncontrolling interest)	107.1	103.0
Total liabilities and members' equity	$223.4	212.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$4.6	3.4	$13.2	8.9
Operating and other expenses	(6.2)	(4.3)	(17.9)	(11.0)
Net gains on sale of investments(1)	—	—	142.3	—
Net (loss) income	$(1.6)	(0.9)	$137.6	(2.1)
(1) The gain was included in Other income (expense) on the Condensed Consolidated Statements of Comprehensive Income.
We allocate the members' equity and net income (loss) of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on our Condensed Consolidated Balance Sheets and as Net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income, respectively.
Impairment
There were no significant other-than-temporary impairment charges on investments for the nine months ended September 30, 2022 and 2021.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments reported at fair value.

(in millions)	2022	2021
Fair value investments as of January 1,	$639.6	340.3
Investments	140.3	148.9
Distributions	(29.9)	(46.6)
Change in fair value, net	65.2	100.8
Foreign currency translation adjustments, net	(28.5)	(5.7)
Fair value investments as of September 30,	$786.7	537.7
See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of June 30, 2022	939.0	576.9	1,515.9	$167.23	1.98
Granted	59.9	1.6	61.5	172.22
Vested	(203.7)	—	(203.7)	141.15
Forfeited	(10.2)	(10.6)	(20.8)	158.85
Unvested as of September 30, 2022	785.0	567.9	1,352.9	$171.51	1.85

Unvested as of June 30, 2021	1,118.1	545.2	1,663.3	$144.01	1.92
Granted	23.7	58.8	82.5	205.50
Vested	(199.6)	—	(199.6)	141.21
Forfeited	(6.9)	(9.4)	(16.3)	145.07
Unvested as of September 30, 2021	935.3	594.6	1,529.9	$147.75	1.96

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27	1.99
Granted	248.4	114.6	363.0	214.90
Vested	(355.1)	(175.1)	(530.2)	145.10
Forfeited	(20.7)	(17.6)	(38.3)	165.51
Unvested as of September 30, 2022	785.0	567.9	1,352.9	$171.51	1.85

Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	280.8	166.0	446.8	184.71
Vested	(417.8)	(79.0)	(496.8)	146.76
Forfeited	(23.9)	(23.9)	(47.8)	140.66
Unvested as of September 30, 2021	935.3	594.6	1,529.9	$147.75	1.96
As of September 30, 2022, we had $99.9 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2026.
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
We estimated the fair value of our Long-term debt, including its current portion, as $325.1 million and $687.2 million as of September 30, 2022 and December 31, 2021, respectively, using dealer quotes that are Level 2 inputs in the fair value hierarchy. The carrying value of the short-term portion of our Long-term debt as of December 31, 2021 was $274.7 million, net of $0.3 million of debt issuance costs. We retired this debt during September 2022. The carrying value of the long-term portion was $341.5 million and $395.6 million, as of September 30, 2022 and December 31, 2021, respectively, which included debt issuance costs of $1.3 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively. See Note 9, Debt, for additional discussion of the redemption of our Long-term debt.
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2022 and December 31, 2021, investments at fair value using NAV were $279.5 million and $251.6 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
During the second quarter of 2022, certain investments previously reported as NAV investments were reclassified as Level 3 within the fair value hierarchy. Prior period amounts within the fair value table below have been reclassified to reflect the current period presentation. The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2022			December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$53.7	—	453.5	84.5	—	303.5
Foreign currency forward contracts receivable	—	14.1	—	—	15.9	—
Warehouse receivables	—	671.9	—	—	822.3	—
Deferred compensation plan assets	—	520.2	—	—	528.8	—
Mortgage banking derivative assets	—	—	239.1	—	—	60.4
Total assets at fair value	$53.7	1,206.2	692.6	84.5	1,367.0	363.9
Liabilities
Foreign currency forward contracts payable	$—	34.7	—	—	0.8	—
Deferred compensation plan liabilities	—	477.2	—	—	513.0	—
Earn-out liabilities	—	—	76.6	—	—	84.1
Mortgage banking derivative liabilities	—	—	178.8	—	—	38.5
Total liabilities at fair value	$—	511.9	255.4	—	513.8	122.6
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
Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. As of September 30, 2022 and December 31, 2021, these contracts had a gross notional value of $1.73 billion ($1.10 billion on a net basis) and $2.61 billion ($1.51 billion on a net basis), respectively.
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The $14.1 million asset as of September 30, 2022 was composed of gross contracts with receivable positions of $16.9 million and payable positions of $2.8 million. The $34.7 million liability as of September 30, 2022 was composed of gross contracts with receivable positions of $0.2 million and payable positions of $34.9 million. As of December 31, 2021, the $15.9 million asset was composed of gross contracts with receivable positions of $19.2 million and payable positions of $3.3 million. The $0.8 million liability as of December 31, 2021 was composed of gross contracts with receivable positions of $0.2 million and payable positions of $1.0 million.

Warehouse Receivables
As of September 30, 2022 and December 31, 2021, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of September 30, 2022 as Deferred compensation plan assets of $520.2 million, long-term deferred compensation plan liabilities of $477.2 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.1 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2021 as Deferred compensation plan assets of $528.8 million, long-term deferred compensation plan liabilities of $513.0 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $5.2 million.
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

	Balance as of June 30, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of September 30, 2022
Investments	$460.4	2.5	—	1.8	—	(11.2)	$453.5
Mortgage banking derivative assets and liabilities, net	21.6	34.1	—	33.6	(29.0)	—	60.3
Earn-out liabilities	74.9	(0.1)	(0.3)	3.3	(1.2)	—	76.6

	Balance as of June 30, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of September 30, 2021
Investments	$181.6	6.1	0.3	19.7	—	—	$207.7
Mortgage banking derivative assets and liabilities, net	12.6	7.3	—	57.8	(44.0)	—	33.7
Earn-out liabilities	18.0	—	0.3	27.5	(0.4)	—	45.4

(in millions)	Balance as of December 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of September 30, 2022
Investments	$303.5	65.0	—	96.2	—	(11.2)	$453.5
Mortgage banking derivative assets and liabilities, net	21.9	56.7	—	119.6	(137.9)	—	60.3
Earn-out liabilities	84.1	0.2	(0.7)	5.3	(12.3)	—	76.6

(in millions)	Balance as of December 31, 2020	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of September 30, 2021
Investments	$59.3	44.2	0.3	105.9	(0.1)	(1.9)	$207.7
Mortgage banking derivative assets and liabilities, net	13.7	18.6	—	128.5	(127.1)	—	33.7
Earn-out liabilities	85.7	1.0	—	31.3	(72.6)	—	45.4
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other-than-temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the nine months ended September 30, 2022 or 2021. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.
9.DEBT
Debt is composed of the following obligations.

($ in millions)	September 30, 2022	December 31, 2021
Short-term debt:
Local overdraft facilities	$26.1	9.2
Other short-term borrowings	218.1	138.7
Long-term senior notes, 4.4%, face amount of $275.0, due November 2022, net of debt issuance costs of $— and $0.3	—	274.7
Total short-term debt	$244.2	422.6
Credit facility, net of debt issuance costs of $12.1 and $11.8	1,587.9	138.2
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.6 and $0.6	170.8	197.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.7 and $0.8	170.7	197.7
Total debt	$2,173.6	956.4
Credit Facility
On June 16, 2022, we executed Amendment No. 3 ("Amendment No. 3") to the Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (as amended, the "Credit Agreement") with a syndicate of lenders. The features of the Credit Agreement, as amended, provide for (i) Greenhouse Gas Emissions KPI to align with the World Green Building Council ("WGBC") Commitment to reach net zero by 2030 and (ii) incorporates the Adjusted Term Secured Overnight Financing Rate ("SOFR") successor rates for USD and other currency borrowings. On August 31, 2022, we executed Amendment No. 4 ("Amendment No. 4") to the Credit Agreement which increased the borrowing capacity from $2.75 billion to $3.35 billion. The maturity date of April 14, 2026 and covenants were unchanged by the amendments.
Pricing on the unsecured revolving credit facility (the "Facility") ranges from Adjusted Term SOFR plus 0.875% to 1.35%, with pricing as of September 30, 2022 at Adjusted Term SOFR plus 0.94%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.7 million as of both September 30, 2022 and December 31, 2021.
The following tables provides additional information on our Facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Average outstanding borrowings under the Facility	$1,599.8	497.1	$1,295.9	432.5
Effective interest rate on the Facility	3.2%	1.0%	2.2%	1.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.

Short-Term and Long-Term Debt
In addition to our Facility, we have the capacity to borrow up to an additional $50.1 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2022, we redeemed all of our outstanding 4.4% Senior Notes due November 2022 (the "Notes"). The aggregate outstanding principal amount of the Notes was $275.0 million. The redemption price for the Notes was equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
As of September 30, 2022, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2022.
Warehouse Facilities

	September 30, 2022		December 31, 2021
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY plus 1.30%, expires September 18, 2023(1)	$172.4	700.0	516.9	700.0
SOFR plus 1.30%, expires September 15, 2023(2)	442.2	1,200.0	74.7	1,200.0
LIBOR plus 1.30%, expired August 27, 2022	—	—	192.8	300.0
SOFR plus 1.40%, expires July 28, 2023(3)	—	400.0	—	400.0
Fannie Mae ASAP(4) program, SOFR plus 1.25%	71.6	n/a	12.5	n/a
Gross warehouse facilities	686.2	2,300.0	796.9	2,600.0
Debt issuance costs	(1.2)	n/a	(1.2)	n/a
Total warehouse facilities	$685.0	2,300.0	795.7	2,600.0
(1) In the third quarter of 2022, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 19, 2022.
(2) In the third quarter of 2022, JLL extended the Warehouse facility and amended the interest rate; previously, the facility had a maturity date of September 16, 2022 and an interest rate of LIBOR plus 1.30%.
(3) In the third quarter of 2022, JLL extended the Warehouse facility and amended the interest rate; previously the facility had a maturity date of July 30, 2022 and an interest rate of LIBOR plus 1.60%.
(4) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of September 30, 2022.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.5 million as of both September 30, 2022 and December 31, 2021 and are included in Notes and other receivables and Long-term receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2021	$1.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	(0.1)
Claims paid	(0.2)
September 30, 2022	$0.9

December 31, 2020	$48.2
New claims	1.5
Prior year claims adjustments (including foreign currency changes)	(10.8)
Claims paid	(13.1)
September 30, 2021	$25.8
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2022 and December 31, 2021, we had loans subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $17.0 billion and $15.4 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2022 and December 31, 2021, the loss-sharing guarantee obligations were $26.9 million and $24.6 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred during the nine months ended September 30, 2022 and 2021.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of September 30, 2022 and December 31, 2021, the loan loss guarantee reserve was $20.3 million and $22.9 million, respectively, and is included within Other liabilities on our Condensed Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Severance and other employment-related charges	$9.4	1.2	$21.0	2.1
Restructuring, pre-acquisition and post-acquisition charges	11.4	11.2	39.5	32.6
Stock-based compensation expense for HFF retention awards	0.3	3.2	5.7	15.2
Fair value adjustments to earn-out liabilities	(0.1)	—	0.2	1.0
Restructuring and acquisition charges	$21.0	15.6	$66.4	50.9
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of September 30, 2022 will be paid during the next twelve months.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2022	$(42.7)	(541.2)	$(583.9)
Other comprehensive loss before reclassification	—	(139.1)	(139.1)
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(139.1)	(139.1)
Balance as of September 30, 2022	$(42.7)	(680.3)	$(723.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2021	$(80.7)	(302.4)	$(383.1)
Other comprehensive loss before reclassification	—	(47.2)	(47.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(47.2)	(47.2)
Balance as of September 30, 2021	$(80.7)	(349.6)	$(430.3)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
Other comprehensive loss before reclassification	—	(327.6)	(327.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(327.6)	(327.6)
Balance as of September 30, 2022	$(42.7)	(680.3)	$(723.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2020	$(81.2)	(296.0)	$(377.2)
Other comprehensive loss before reclassification	—	(53.6)	(53.6)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	0.5	—	0.5
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.5	(53.6)	(53.1)
Balance as of September 30, 2021	$(80.7)	(349.6)	$(430.3)
For pension and postretirement benefits, we report amounts reclassified from AOCI relating to employer service cost in Compensation and benefits within the Condensed Consolidated Statements of Comprehensive Income. All other reclassifications relating to pension and postretirement benefits are reported within Other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2022, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2022.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2022 and 2021 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
In conjunction with our change in reporting segments, effective January 1, 2022, comparable period information has been recast to conform with current presentation.
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
•EMEA: Europe, Middle East and Africa
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2022	2021	U.S. dollars
Markets Advisory	$1,111.5	1,079.9	31.6	3%	6%
Capital Markets	595.2	680.3	(85.1)	(13)	(8)
Work Dynamics	3,289.8	2,960.4	329.4	11	16
JLL Technologies	56.5	38.8	17.7	46	47
LaSalle	124.5	129.8	(5.3)	(4)	5
Revenue	$5,177.5	4,889.2	288.3	6%	10%
Gross contract costs	(3,123.7)	(2,810.5)	(313.2)	11	16
Net non-cash MSR and mortgage banking derivative activity	(5.2)	(28.1)	22.9	(81)	(81)
Fee revenue	$2,048.6	2,050.6	(2.0)	—%	4%
Markets Advisory	847.9	837.0	10.9	1	4
Capital Markets	579.1	639.2	(60.1)	(9)	(5)
Work Dynamics	452.9	416.6	36.3	9	14
JLL Technologies	52.7	34.4	18.3	53	54
LaSalle	116.0	123.4	(7.4)	(6)	3
Compensation and benefits, excluding gross contract costs	$1,472.4	1,446.1	26.3	2%	7%
Operating, administrative and other expenses, excluding gross contract costs	302.1	271.3	30.8	11	17
Depreciation and amortization	55.7	52.8	2.9	5	11
Restructuring and acquisition charges	21.0	15.6	5.4	35	45
Total fee-based operating expenses	1,851.2	1,785.8	65.4	4	9
Gross contract costs	3,123.7	2,810.5	313.2	11	16
Total operating expenses	$4,974.9	4,596.3	378.6	8%	13%
Operating income	$202.6	292.9	(90.3)	(31)%	(30)%
Equity earnings	$0.5	17.4	(16.9)	(97)%	(97)%
Adjusted EBITDA	$276.2	352.0	(75.8)	(22)%	(19)%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2022	2021	U.S. dollars
Markets Advisory	$3,229.2	2,823.9	405.3	14%	17%
Capital Markets	1,880.3	1,644.1	236.2	14	18
Work Dynamics	9,633.9	8,494.7	1,139.2	13	17
JLL Technologies	156.6	121.8	34.8	29	29
LaSalle	357.3	336.8	20.5	6	13
Revenue	$15,257.3	13,421.3	1,836.0	14%	17%
Gross contract costs	(9,156.6)	(8,108.4)	(1,048.2)	13	16
Net non-cash MSR and mortgage banking derivative activity	(12.8)	(43.5)	30.7	(71)	(71)
Fee revenue	$6,087.9	5,269.4	818.5	16%	19%
Markets Advisory	2,444.9	2,100.6	344.3	16	19
Capital Markets	1,831.3	1,565.9	265.4	17	21
Work Dynamics	1,330.4	1,188.6	141.8	12	16
JLL Technologies	146.0	97.1	48.9	50	51
LaSalle	335.3	317.2	18.1	6	13
Compensation and benefits, excluding gross contract costs	$4,380.6	3,761.4	619.2	16%	20%
Operating, administrative and other expenses, excluding gross contract costs	874.8	742.4	132.4	18	22
Depreciation and amortization	165.5	160.3	5.2	3	7
Restructuring and acquisition charges	66.4	50.9	15.5	30	35
Total fee-based operating expenses	5,487.3	4,715.0	772.3	16	20
Gross contract costs	9,156.6	8,108.4	1,048.2	13	16
Total operating expenses	$14,643.9	12,823.4	1,820.5	14%	18%
Operating income	$613.4	597.9	15.5	3%	4%
Equity earnings	$72.6	106.7	(34.1)	(32)%	(32)%
Adjusted EBITDA	$908.8	874.5	34.3	4%	6%

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
Gain/loss on disposition reflects the gain or loss recognized on the sale or disposition of businesses. Given the low frequency of business disposals by the company historically, the gain or loss directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2022, the $7.5 million net loss on disposition included $10.5 million of loss related to the disposition of our Russia business, partially offset by a $3.0 million gain related to a disposition within JLL Technologies, both during the second quarter. In 2021, $12.0 million of the activity related to a business disposition within JLL Technologies during the first quarter and $0.4 million related to a sold business within Markets Advisory in the third quarter.

Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to Fee revenue and (ii) Operating expenses to Fee-based operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$5,177.5	4,889.2	$15,257.3	13,421.3
Adjustments:
Gross contract costs	(3,123.7)	(2,810.5)	(9,156.6)	(8,108.4)
Net non-cash MSR and mortgage banking derivative activity	(5.2)	(28.1)	(12.8)	(43.5)
Fee revenue	$2,048.6	2,050.6	$6,087.9	5,269.4

Operating expenses	$4,974.9	4,596.3	$14,643.9	12,823.4
Less: Gross contract costs	(3,123.7)	(2,810.5)	(9,156.6)	(8,108.4)
Fee-based operating expenses	$1,851.2	1,785.8	$5,487.3	4,715.0

Operating income	$202.6	292.9	$613.4	597.9
Below is (i) a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA, (ii) the Net income margin attributable to common shareholders (measured on Revenue), and (iii) the Adjusted EBITDA margin (measured on fee revenue and presented on a local currency basis).

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net income attributable to common shareholders	$140.2	237.2	$479.7	540.2
Add:
Interest expense, net of interest income	23.2	9.6	49.1	30.6
Provision for income taxes	42.3	65.3	155.4	148.4
Depreciation and amortization(a)	54.7	52.8	163.5	160.3
EBITDA	$260.4	364.9	$847.7	879.5
Adjustments:
Restructuring and acquisition charges	21.0	15.6	66.4	50.9
Net (gain) loss on disposition	—	(0.4)	7.5	(12.4)
Net non-cash MSR and mortgage banking derivative activity	(5.2)	(28.1)	(12.8)	(43.5)
Adjusted EBITDA	$276.2	352.0	$908.8	874.5

Net income margin attributable to common shareholders	2.7%	4.9%	3.1%	4.0%

Adjusted EBITDA margin	13.3%	17.2%	14.8%	16.6%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	% Change	2022	% Change
Revenue:
At current period exchange rates	$5,177.5	6%	$15,257.3	14%
Impact of change in exchange rates	223.6	n/a	475.7	n/a
At comparative period exchange rates	$5,401.1	10%	$15,733.0	17%

Fee revenue:
At current period exchange rates	$2,048.6	—%	$6,087.9	16%
Impact of change in exchange rates	90.6	n/a	190.2	n/a
At comparative period exchange rates	$2,139.2	4%	$6,278.1	19%

Operating income:
At current period exchange rates	$202.6	(31)%	$613.4	3%
Impact of change in exchange rates	1.5	n/a	7.6	n/a
At comparative period exchange rates	$204.1	(30)%	$621.0	4%

Adjusted EBITDA:
At current period exchange rates	$276.2	(22)%	$908.8	4%
Impact of change in exchange rates	8.6	n/a	18.3	n/a
At comparative period exchange rates	$284.8	(19)%	$927.1	6%

Revenue
For the third quarter, revenue and fee revenue were up 10% and 4%, respectively, compared with the prior-year quarter; over 85% of the increase in fee revenue was organic. Our annuity-based businesses continued to deliver solid fee revenue growth as Workplace Management, within Work Dynamics, grew 19% and Property Management, within Markets Advisory, grew 12%. Transaction-based businesses, specifically Capital Markets and Leasing, within Markets Advisory, experienced challenges from the sharp increases in interest rates and swift changes in economic sentiment across the globe. Continued growth in LaSalle advisory fees for the quarter was largely offset by lower incentive fees.
For the first nine months of 2022, we achieved strong revenue and fee revenue growth of 17% and 19%, respectively, compared with the prior year, substantially all of which was organic. The year-to-date fee revenue growth was led by Markets Advisory, up $344.3 million or 19%, and Capital Markets, up $265.4 million or 21%. Work Dynamics delivered solid fee revenue growth of 16%, led by our corporate outsourcing business, Workplace Management. Higher advisory fees outpaced the drop in incentive fees to drive fee revenue up 13% for LaSalle.
The following highlights the proportion of consolidated top-line growth on a local currency basis, compared with the prior year, by business line segment ($ in millions). Refer to segment operating results for further detail.
Our consolidated fee revenue was flat in U.S. dollars (“USD”) and grew 4% in local currency for the third quarter of 2022, compared with 2021. Year-to-date, consolidated fee revenue increased 16% in U.S. dollars (“USD”) and 19% in local currency compared with last year. The quarter-to-date and year-to-date spreads were driven by the strengthening of the U.S. dollar against most major currencies, especially the British pound sterling, euro, Japanese yen and Australian dollar.

Operating Expenses
Consolidated operating expenses were $5.0 billion for the third quarter, up 13% from 2021, and $14.6 billion for the first nine months of 2022, up 18%, while consolidated fee-based operating expenses were $1.9 billion for the third quarter, up 9% from the prior-year quarter, and $5.5 billion for the first nine months, up 20%. Third quarter increases in fee-based operating expenses were primarily attributable to our Markets Advisory and Work Dynamics segments, which drove 35% and 31% of the overall increase on a local currency basis for the quarter, respectively. Year to date, Markets Advisory and Capital Markets were responsible for 37% and 32% of the overall increase, respectively. Refer to the segment discussions for additional details.
For the third quarter and first nine months of 2022, Restructuring and acquisition charges increased compared with the prior-year period, primarily due to severance and other employment-related charges; refer to following table for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Severance and other employment-related charges	$9.4	1.2	$21.0	2.1
Restructuring, pre-acquisition and post-acquisition charges	11.7	14.4	45.2	47.8
Fair value adjustments that resulted in a net (decrease) increase to earn-out liabilities from prior-period acquisition activity	(0.1)	—	0.2	1.0
Total restructuring and acquisition charges	$21.0	15.6	$66.4	50.9
Interest Expense
Interest expense, net of interest income, for the three and nine months ended September 30, 2022 was $23.2 million and $49.1 million, respectively, compared with $9.6 million and $30.6 million in the respective prior periods. The increase reflected an increase in the average outstanding borrowings as well as a higher effective interest rate on our Facility. Refer to the Liquidity and Capital Resources section for additional details on our Facility.
Equity Earnings
The following details equity earnings (losses) by relevant segment. Refer to the segment discussions for additional details.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
JLL Technologies	$1.0	7.3	$64.5	58.1
LaSalle	(1.1)	8.4	4.0	44.8
Other	0.6	1.7	4.1	3.8
Total equity earnings	$0.5	17.4	$72.6	106.7
Other Income
Other income was $0.5 million and $136.0 million for the quarter and nine months ended September 30, 2022, compared with $1.3 million and $12.9 million for the comparable periods in 2021. During the second quarter of 2022, Other income included a $142.3 million gain by a consolidated variable interest entity in which we held no equity interest. This gain, therefore, is also included in net income attributable to noncontrolling interest, and as a result, there is no net impact to Net income attributable to common shareholders (or other measures like Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share). Also in the second quarter of 2022, we recognized a $10.5 million loss related to the disposition of our Russia business. In 2021, we recognized a $12.0 million gain related to a business disposition within JLL Technologies during the first quarter.
Income Taxes
The provision for income taxes was $42.3 million and $155.4 million for the three and nine months ended September 30, 2022, respectively, representing effective tax rates ("ETRs") of 23.4% and 20.1%, respectively. For the three and nine months ended September 30, 2021, the provision was $65.3 million and $148.4 million, respectively, representing an ETR of 21.6% for both periods. The lower ETR for the first nine months of 2022 was partially attributable to the removal of pass-through income from noncontrolling interests which is included in Income before income taxes and noncontrolling interest on the Statements of Comprehensive Income but excluded from the tax computation.

Net Income and Adjusted EBITDA
Net income attributable to common shareholders for the three and nine months ended September 30, 2022 was $140.2 million and $479.7 million, respectively, compared with $237.2 million and $540.2 million in the respective prior periods. Adjusted EBITDA was $276.2 million and $908.8 million for the third quarter and first nine months of 2022, compared to $352.0 million and $874.5 million in the prior-year periods. Net income attributable to common shareholders for the nine months ended September 30, 2022 included a $3.0 million gain recognized on an asset sale within JLL Technologies and a $10.5 million loss on the disposition of our Russia business. This gain/loss on disposition activity is excluded from adjusted measures.
Net income margin attributable to common shareholders for the third quarter was 2.7%, compared with 4.9% in the prior-year quarter. Adjusted EBITDA margin for the third quarter, calculated on a fee-revenue basis, was 13.5% in USD (13.3% in local currency), compared with 17.2% in 2021. The decrease in margin against an outsized prior-year performance was primarily due to lower Capital Markets revenue coupled with higher compensation expense and incremental T&E and marketing expenses. The higher compensation expense reflected increased headcount and wage inflation over the trailing twelve months as well as higher commissions associated with the strong year-to-date Leasing revenue growth and changes to Capital Markets variable compensation structures. Refer to the segment operating results commentary for additional detail.

Segment Contribution to QTD
Adjusted EBITDA
(in millions)
$350
$300
$250
$200
$150
$100
$50
$0
$276
$23
$53
$83
$132
$(15)
$352
$37
$38
$138
$149
$(11)
Q3 2022
Q3 2021
Markets Advisory
Capital Markets
Work Dynamics
JLL Technologies
LaSalle

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
Markets Advisory

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$1,111.5	1,079.9	31.6	3%	6%
Gross contract costs	(263.6)	(242.9)	(20.7)	9	13
Fee revenue	$847.9	837.0	10.9	1%	4%
Leasing	696.4	689.1	7.3	1	3
Property Management	122.9	115.9	7.0	6	12
Advisory, Consulting and Other	28.6	32.0	(3.4)	(11)	(3)
Compensation, operating and administrative expenses, excluding gross contract costs	717.3	688.9	28.4	4	7
Depreciation and amortization	17.6	16.4	1.2	7	12
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	734.9	705.3	29.6	4	8
Gross contract costs	263.6	242.9	20.7	9	13
Segment operating expenses	$998.5	948.2	50.3	5%	9%
Equity (losses) earnings	$(0.2)	0.1	(0.3)	(300)%	(275)%
Adjusted EBITDA	$132.1	149.2	(17.1)	(11)%	(8)%

Markets Advisory (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$3,229.2	2,823.9	405.3	14%	17%
Gross contract costs	(784.3)	(723.3)	(61.0)	8	11
Fee revenue	$2,444.9	2,100.6	344.3	16%	19%
Leasing	1,996.8	1,669.9	326.9	20	22
Property Management	363.7	344.9	18.8	5	10
Advisory, Consulting and Other	84.4	85.8	(1.4)	(2)	4
Compensation, operating and administrative expenses, excluding gross contract costs	2,072.3	1,775.0	297.3	17	19
Depreciation and amortization	52.0	49.0	3.0	6	9
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	2,124.3	1,824.0	300.3	16	19
Gross contract costs	784.3	723.3	61.0	8	11
Segment operating expenses	$2,908.6	2,547.3	361.3	14%	17%
Equity earnings	$0.7	0.6	0.1	17%	7%
Adjusted EBITDA	$377.3	329.1	48.2	15%	18%
In the third quarter, Markets Advisory achieved modest revenue and fee revenue growth following a strong prior-year quarter. Leasing results were mixed as broad-based growth in the office sector across geographies and an over $30 million outsized non-office transaction in the U.S. were largely offset by declines in industrial and retail. While average deal size again increased this quarter, particularly in office, deal volume fell in substantially all asset classes. For the first nine months, all major asset classes, except retail, achieved double-digit growth compared with 2021, led by office and industrial, driven by a strong first half of 2022. Average year-to-date deal size in the U.S. increased across all major asset classes while deal volume fell year over year in all major asset classes except office, which increased. The Americas, with both organic and inorganic contributions, led the increase in Property Management fee revenue for the third quarter and first nine months of the year.
The increases in segment operating expenses and segment fee-based operating expenses for both the third quarter and first nine months of 2022, compared with the prior-year periods, were mostly attributable to higher compensation costs. These incremental expenses were primarily due to (i) leasing brokers achieving higher commission tiers earlier in 2022 compared to 2021, which correlates to the 2022 year-to-date revenue growth, and (ii) additional headcount over the last twelve months to meet increased business demand. Specifically for the third quarter, higher compensation expense was partially due to the timing of bonus accruals year-over-year, however, this was not a driver of year-to-date expense movement. In addition, increased T&E and marketing costs, reflecting more normalized business activities following the past couple years which were more heavily impacted by the pandemic, contributed to higher expenses compared with the prior-year periods.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 15.6% in USD (15.8% in local currency), compared with 17.8% in 2021. The lower margin was primarily driven by the expense drivers noted above, which outpaced the fee revenue growth.

Capital Markets

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$595.2	680.3	(85.1)	(13)%	(8)%
Gross contract costs	(10.9)	(13.0)	2.1	(16)	(6)
Net non-cash MSR and mortgage banking derivative activity	(5.2)	(28.1)	22.9	(81)	(81)
Fee revenue	$579.1	639.2	(60.1)	(9)%	(5)%
Investment Sales, Debt/Equity Advisory and Other	452.1	516.6	(64.5)	(12)	(8)
Valuation Advisory	86.5	84.1	2.4	3	12
Loan Servicing	40.5	38.5	2.0	5	5
Compensation, operating and administrative expenses, excluding gross contract costs	496.6	503.0	(6.4)	(1)	4
Depreciation and amortization	15.2	15.1	0.1	1	3
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	511.8	518.1	(6.3)	(1)	4
Gross contract costs	10.9	13.0	(2.1)	(16)	(6)
Segment operating expenses	$522.7	531.1	(8.4)	(2)%	3%
Equity earnings	$0.7	1.3	(0.6)	(46)%	(46)%
Adjusted EBITDA	$83.2	138.4	(55.2)	(40)%	(37)%

Capital Markets (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$1,880.3	1,644.1	236.2	14%	18%
Gross contract costs	(36.2)	(34.7)	(1.5)	4	14
Net non-cash MSR and mortgage banking derivative activity	(12.8)	(43.5)	30.7	(71)	(71)
Fee revenue	$1,831.3	1,565.9	265.4	17%	21%
Investment Sales, Debt/Equity Advisory and Other	1,448.6	1,216.0	232.6	19	23
Valuation Advisory	261.9	250.8	11.1	4	11
Loan Servicing	120.8	99.1	21.7	22	22
Compensation, operating and administrative expenses, excluding gross contract costs	1,505.4	1,251.0	254.4	20	25
Depreciation and amortization	46.2	47.7	(1.5)	(3)	(1)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,551.6	1,298.7	252.9	19	24
Gross contract costs	36.2	34.7	1.5	4	14
Segment operating expenses	$1,587.8	1,333.4	254.4	19%	23%
Equity earnings	$2.1	3.1	(1.0)	(32)%	(31)%
Adjusted EBITDA	$328.1	318.3	9.8	3%	6%
The slight drop in third-quarter Capital Markets revenue and fee revenue was primarily driven by lower Investment Sales and Equity Advisory fees as rising interest rates and economic uncertainty impacted transaction volumes and elongated the deal-cycle time. Globally, market volumes of third-quarter investment sales were down 24% in USD (18% in local currency) according to JLL Research. An outstanding first half of 2022 drove broad-based year-to-date Capital Markets fee revenue growth, led by Investment Sales and Debt Advisory activity. Higher Loan Servicing revenue for both the three- and nine-month periods were attributable to continued growth of the servicing portfolio, particularly under our Fannie Mae DUS license.
For the third quarter of 2022, segment operating expenses and segment fee-based operating expenses were largely flat as variable compensation expenses were slightly lower, a product of lower third-quarter revenue, offset by higher T&E and marketing expenses. For the first nine months of 2022, compared with the comparable prior-year period, expense growth was primarily driven by (i) wage inflation and incremental headcount over the last twelve months, (ii) higher year-to-date commissions, reflecting changes to the incentive compensation structure in 2022, and (iii) an increase in T&E and marketing expenses. The increase in commissions was partially offset by reductions to other variable compensation plans as a result of changes to the commission structures. In addition, expenses for the first nine months of 2021 included a $13.8 million non-cash reduction to loan loss credit reserves, versus a comparable reduction of $2.6 million recognized this year.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 14.4% in USD (14.3% in local currency), compared with 21.7% in 2021. The margin contraction was primarily due to the decline in fee revenue and expense drivers noted above.

Work Dynamics

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$3,289.8	2,960.4	329.4	11%	16%
Gross contract costs	(2,836.9)	(2,543.8)	(293.1)	12	16
Fee revenue	$452.9	416.6	36.3	9%	14%
Workplace Management	183.6	160.0	23.6	15	19
Project Management	210.0	193.6	16.4	8	16
Portfolio Services and Other	59.3	63.0	(3.7)	(6)	(2)
Compensation, operating and administrative expenses, excluding gross contract costs	399.6	379.2	20.4	5	12
Depreciation and amortization	17.6	16.9	0.7	4	12
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	417.2	396.1	21.1	5	12
Gross contract costs	2,836.9	2,543.8	293.1	12	16
Segment operating expenses	$3,254.1	2,939.9	314.2	11%	16%
Equity earnings	$0.1	0.3	(0.2)	(67)%	(52)%
Adjusted EBITDA	$53.4	37.7	15.7	42%	38%

Work Dynamics (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$9,633.9	8,494.7	1,139.2	13%	17%
Gross contract costs	(8,303.5)	(7,306.1)	(997.4)	14	17
Fee revenue	$1,330.4	1,188.6	141.8	12%	16%
Workplace Management	550.5	478.3	72.2	15	18
Project Management	600.6	541.3	59.3	11	16
Portfolio Services and Other	179.3	169.0	10.3	6	9
Compensation, operating and administrative expenses, excluding gross contract costs	1,185.5	1,074.9	110.6	10	15
Depreciation and amortization	51.1	49.9	1.2	2	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,236.6	1,124.8	111.8	10	15
Gross contract costs	8,303.5	7,306.1	997.4	14	17
Segment operating expenses	$9,540.1	8,430.9	1,109.2	13%	17%
Equity earnings	$1.3	0.1	1.2	n.m.	n.m.
Adjusted EBITDA	$146.2	113.8	32.4	28%	26%
The increases in Work Dynamics quarter-to-date and year-to-date fee revenue were driven by Workplace Management and Project Management. New client wins and the expansion of existing global mandates drove the growth in Workplace Management, whereas Project Management saw continued momentum in project demand across the three- and nine-month periods in the return-to-office movement and fewer pandemic-driven restrictions.
The increases in segment operating expenses and segment fee-based operating expenses for the third quarter and first nine months of 2022, compared with the prior-year periods, were primarily due to revenue-related compensation expense increases to support the revenue growth and incremental T&E and marketing expenses.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 11.8% in USD (10.9% in local currency), compared with 9.0% in 2021. The margin expansion was attributable to the fee revenue growth described above and cost management strategies, partially offset by incremental T&E and marketing expenses.

JLL Technologies

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$56.5	38.8	17.7	46%	47%
Gross contract costs	(3.8)	(4.4)	0.6	(14)	(12)
Fee revenue	$52.7	34.4	18.3	53%	54%
Compensation, operating and administrative expenses, excluding gross contract costs(1)	69.0	52.4	16.6	32	35
Depreciation and amortization	3.7	2.2	1.5	68	69
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	72.7	54.6	18.1	33	36
Gross contract costs	3.8	4.4	(0.6)	(14)	(12)
Segment operating expenses	$76.5	59.0	17.5	30%	32%
Equity earnings	$1.0	7.3	(6.3)	(86)%	(86)%
Adjusted EBITDA	$(15.3)	(10.7)	(4.6)	(43)%	(50)%

JLL Technologies (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$156.6	121.8	34.8	29%	29%
Gross contract costs	(10.6)	(24.7)	14.1	(57)	(57)
Fee revenue	$146.0	97.1	48.9	50%	51%
Compensation, operating and administrative expenses, excluding gross contract costs(1)	225.1	153.4	71.7	47	48
Depreciation and amortization	11.4	7.3	4.1	56	58
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	236.5	160.7	75.8	47	49
Gross contract costs	10.6	24.7	(14.1)	(57)	(57)
Segment operating expenses	$247.1	185.4	61.7	33%	35%
Equity earnings	$64.5	58.1	6.4	11%	11%
Adjusted EBITDA	$(14.7)	1.8	(16.5)	(917)%	(946)%
(1) Included in Compensation, operating and administrative expenses for JLL Technologies is carried interest expense related to equity earnings of the segment. Such amounts were $0.6 million and $16.6 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $9.5 million for the three and nine months ended September 30, 2021, respectively.
For the third quarter and first nine months of 2022, JLL Technologies top-line growth included $9.2 million and $26.0 million, respectively, of incremental fee revenue from acquisitions closed in late 2021. Organic fee revenue against the comparable quarter and first nine months increased approximately 28% and 25%, respectively, driven by new customers as well as growth from existing customers in software and solutions offerings.
Equity earnings in both years were primarily attributable to valuation increases to our investments in early to mid-stage proptech companies as well as proptech funds, primarily reflecting subsequent financing rounds at increased per-share values. In the third quarter of 2022, valuation increases were more modest and were largely offset by valuation declines related to a handful of investments.
The increases in segment operating expenses and segment fee-based operating expenses for the third quarter and first nine months of 2022, compared with the prior-year periods, were driven by incremental compensation related to recent acquisitions and the ramp up of operations for future growth, coupled with higher T&E expenses.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was negative 29.0% in USD (negative 30.1% in local currency), compared with negative 31.1% in 2021. The slight margin improvement was driven by fee revenue growth, largely offset by lower equity earnings and incremental compensation related to the continued ramp up of operations to support future growth.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$124.5	129.8	(5.3)	(4)%	5%
Gross contract costs	(8.5)	(6.4)	(2.1)	33	32
Fee revenue	$116.0	123.4	(7.4)	(6)%	3%
Advisory fees	95.4	92.8	2.6	3	11
Transaction fees and other	8.7	8.3	0.4	5	14
Incentive fees	11.9	22.3	(10.4)	(47)	(35)
Compensation, operating and administrative expenses, excluding gross contract costs	92.0	93.9	(1.9)	(2)	9
Depreciation and amortization	1.6	2.2	(0.6)	(27)	(23)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	93.6	96.1	(2.5)	(3)	8
Gross contract costs	8.5	6.4	2.1	33	32
Segment operating expenses	$102.1	102.5	(0.4)	—%	9%
Equity (losses) earnings	$(1.1)	8.4	(9.5)	(113)%	(114)%
Adjusted EBITDA	$22.8	37.4	(14.6)	(39)%	(35)%

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2022	2021	U.S. dollars		Currency
Revenue	$357.3	336.8	20.5	6%	13%
Gross contract costs	(22.0)	(19.6)	(2.4)	12	12
Fee revenue	$335.3	317.2	18.1	6%	13%
Advisory fees	284.3	257.0	27.3	11	17
Transaction fees and other	33.9	22.7	11.2	49	59
Incentive fees	17.1	37.5	(20.4)	(54)	(47)
Compensation, operating and administrative expenses, excluding gross contract costs	267.1	249.5	17.6	7	15
Depreciation and amortization	4.8	6.4	(1.6)	(25)	(21)
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	271.9	255.9	16.0	6	14
Gross contract costs	22.0	19.6	2.4	12	12
Segment operating expenses	$293.9	275.5	18.4	7%	14%
Equity earnings	$4.0	44.8	(40.8)	(91)%	(91)%
Adjusted EBITDA	$71.9	111.5	(39.6)	(36)%	(33)%
For both the third quarter and first nine months of 2022, LaSalle achieved strong advisory fee growth, concentrated in core open-end funds and driven by strong capital raising and increases in fair value of assets under management over the trailing twelve months. Lower incentive fees, which related to real estate dispositions on behalf of clients, were attributable to greater economic uncertainty, which slowed transaction activity.
The current quarter's equity losses and the low equity earnings for the first nine months of 2022, were largely attributable to a negative share price movement for a co-investment in a LaSalle-managed publicly traded REIT in Japan as the remainder of the co-investment portfolio was largely flat. In addition, equity earnings in the third quarter and first nine months of 2021 were meaningfully driven by the recovery of pandemic-driven valuation declines recognized in 2020.
The net increases in segment operating expenses and segment fee-based operating expenses for the third quarter and first nine months of 2022, on a local currency basis and compared with the prior-year periods, were primarily driven by incremental compensation expense, notably expenses associated with the loss of a client mandate in the UK to right-size the advisory fee platform.
Adjusted EBITDA margin for the quarter, calculated on a fee-revenue basis, was 19.7% in USD (19.0% in local currency), compared with 30.3% in 2021. The decline in margin was primarily driven by lower equity earnings and incentive fees, and the net expense drivers noted above.
As of September 30, 2022, LaSalle had $81.7 billion of AUM, a change of less than 1% in USD (increase of 4% in local currency) from $82.1 billion as of June 30, 2022. The AUM change resulted from (i) $3.5 billion of foreign currency decreases and (ii) $1.0 billion of dispositions and withdrawals, partially offset by (iii) $3.2 billion of acquisitions and (iv) $0.9 billion of net valuation increases.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $401.9 million of cash in the first nine months of 2022, compared with $210.3 million of cash provided in operating activities during the same period in 2021. This change in cash flows from operating activities was primarily due to greater incentive compensation paid in 2022, compared with 2021, a higher a net outflow related to changes in net reimbursable receivables/payables balances, and an incremental $108.0 million of cash paid for taxes, partially offset by higher cash provided by earnings.
Cash Flows from Investing Activities
We used $147.8 million of cash for investing activities during the first nine months of 2022, as compared to $316.0 million used during the same period in 2021. The decrease in cash used was driven by the year-over-year change in investment activity by less than wholly-owned entities as the year-over-year change in net investment activity (JLL Technologies and LaSalle) was marginal. We discuss these drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $500.5 million of cash during the first nine months of 2022, as compared to $39.3 million provided during the same period in 2021. The net increase of $461.2 million in cash inflows from financing activities is substantially driven by an increase in borrowings on our Facility. This increase resulted from higher cash outflows for operating activities, as discussed above, as well as over $400 million of incremental share repurchases compared with the first nine months of 2021. In addition, the cash outflow relating to noncontrolling interest distributions included a $142.3 million gain by a consolidated variable interest entity in which the company held no equity interest that was also distributed this quarter. The offset to this is included in cash from investing activities, specifically investment activity by less than wholly-owned entities.
Debt
On August 31, 2022, we executed Amendment No. 4 ("Amendment No. 4") to the Credit Agreement which increased the borrowing capacity of our Facility from $2.75 billion to $3.35 billion. Our Facility matures on April 14, 2026 and bears a variable interest rate. As of September 30, 2022, we had outstanding borrowings under the Facility of $1,587.9 million versus $138.2 million at December 31, 2021. The average outstanding borrowings under the Facility were $1,599.8 million and $497.1 million (with average effective interest rates of 3.2% and 1.0%) during the three months ended September 30, 2022 and 2021, respectively, and $1,295.9 million and $432.5 million (with average effective interest rates of 2.2% and 1.0%) during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, we redeemed all of our outstanding 4.4% Senior Notes due November 2022. The redemption price for the notes was equal to the $275.0 million principal amount plus accrued and unpaid interest on the Notes.
In addition to our Facility, we had the capacity to borrow up to $50.1 million under local overdraft facilities as of September 30, 2022. We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $244.2 million and $147.9 million as of September 30, 2022 and December 31, 2021, respectively, of which $26.1 million and $9.2 million, respectively, were attributable to local overdraft facilities.
Refer to Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of September 30, 2022, we had a carrying value of $890.9 million in investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the nine months ended September 30, 2022, and 2021, funding of investments exceeded return of capital by $123.2 million and $93.2 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity. In the prior year, JLL technologies funded a $45 million convertible note to Turntide Technologies. This activity was included within "Other" in the cash flow from investing activities.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2022 and 2021 were $136.0 million and $111.6 million, respectively. Our capital expenditures in 2022 were primarily for leased office space improvements, hardware, and purchased/developed software.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital proceeds related to consolidated VIEs in which we held no equity interest for the nine months ended September 30, 2022 were $132.4 million, compared with net capital additions of $53.8 million during the prior-year period. The activity primarily relates to the acquisition of real estate (net of sales). The funding for, or distribution of, these investments (largely from employee-investors and related third-party debt) is included within financing activities.
Business Acquisitions
During the nine months ended September 30, 2022, we paid $21.6 million for business acquisitions. This included $5.7 million of payments relating to acquisitions in 2022 and $15.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $27.9 million as of September 30, 2022. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2022, we had the potential to make earn-out payments for a maximum of $136.6 million on 18 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Total number of shares repurchased (in 000's)	909.2	658.9	2,922.4	858.9
Total paid for shares repurchased	$153.5	149.9	$601.2	191.0
As of September 30, 2022, $1,155.6 million remained authorized for repurchases under our share repurchase program.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2022 and December 31, 2021, we had total cash and cash equivalents of $489.4 million and $593.7 million, respectively, of which approximately $380.5 million and $487.9 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both September 30, 2022 and December 31, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2022 on our variable-rate debt, our results would reflect an increase of $4.9 million to Interest expense, net of interest income, for the nine months ended September 30, 2022.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Nine Months Ended September 30,
	2022	2021
British pound	8%	9%
Euro	7	7
Australian dollar	6	6
Other(1)	19	20
Revenue exposed to foreign exchange rates	40%	42%
United States dollar	60	58
Total revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2022.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2022 - July 31, 2022	426,755	$178.09	426,755
August 1, 2022 - August 31, 2022	148,746	$181.67	148,746
September 1, 2022 - September 30, 2022	333,699	$159.02	333,699	$1,155.6
Total	909,200		909,200

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 4 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of August 31, 2022, among Jones Lang LaSalle Finance B.V., the Guarantors party thereto, the Lenders party thereto, and Bank of Montreal, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 31, 2022 (File No. 001-13145))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2022.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)