Form 10-Q
period 2023-03-31
JONES LANG LASALLE INC
filed 2023-05-04
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 1, 2023 was 47,764,924.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$485.4	519.3
Trade receivables, net of allowance of $75.4 and $66.7	1,976.9	2,148.8
Notes and other receivables	481.3	469.5
Reimbursable receivables	1,961.4	2,005.7
Warehouse receivables	881.6	463.2
Short-term contract assets, net of allowance of $1.1 and $1.9	359.6	359.7
Prepaid and other	625.6	603.5
Total current assets	6,771.8	6,569.7
Property and equipment, net of accumulated depreciation of $992.5 and $960.5	586.2	582.9
Operating lease right-of-use assets	758.0	776.3
Goodwill	4,543.9	4,528.0
Identified intangibles, net of accumulated amortization of $480.4 and $445.8	833.1	858.5
Investments, including $825.5 and $794.9 at fair value	896.0	873.8
Long-term receivables	343.8	331.1
Deferred tax assets, net	391.9	379.6
Deferred compensation plan	551.3	517.9
Other	173.1	175.9
Total assets	$15,849.1	15,593.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,110.5	1,236.8
Reimbursable payables	1,352.3	1,579.5
Accrued compensation and benefits	1,121.6	1,749.8
Short-term borrowings	104.3	164.2
Short-term contract liabilities and deferred income	205.5	216.5
Short-term acquisition-related obligations	18.4	23.1
Warehouse facilities	813.6	455.3
Short-term operating lease liabilities	161.8	156.4
Other	377.2	330.5
Total current liabilities	5,265.2	5,912.1
Credit facility, net of debt issuance costs of $10.3 and $11.2	2,089.7	1,213.8
Long-term debt, net of debt issuance costs of $1.2 and $1.2	379.2	372.8
Deferred tax liabilities, net	202.1	194.0
Deferred compensation	508.4	492.4
Long-term acquisition-related obligations	67.5	76.3
Long-term operating lease liabilities	766.2	775.8
Other	408.5	407.0
Total liabilities	9,686.8	9,444.2
Redeemable noncontrolling interest	7.1	7.0
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,095,157 and 52,085,968 shares issued; 47,609,204 and 47,507,758 outstanding	0.5	0.5
Additional paid-in capital	1,981.3	2,022.6
Retained earnings	5,566.7	5,590.4
Treasury stock, at cost, 4,485,953 and 4,578,210 shares	(883.5)	(934.6)
Shares held in trust	(9.8)	(9.8)
Accumulated other comprehensive loss	(621.4)	(648.2)
Total Company shareholders’ equity	6,033.8	6,020.9
Noncontrolling interest	121.4	121.6
Total equity	6,155.2	6,142.5
Total liabilities, redeemable noncontrolling interest and equity	$15,849.1	15,593.7
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2023	2022
Revenue	$4,715.5	4,801.4
Operating expenses:
Compensation and benefits	$2,253.0	2,410.8
Operating, administrative and other	2,351.5	2,141.0
Depreciation and amortization	57.5	54.4
Restructuring and acquisition charges	35.7	19.5
Total operating expenses	$4,697.7	4,625.7
Operating income	$17.8	175.7
Interest expense, net of interest income	26.3	10.2
Equity (losses) earnings	(2.6)	18.5
Other income	0.1	0.2
(Loss) income before income taxes and noncontrolling interest	(11.0)	184.2
Income tax (benefit) provision	(2.3)	40.3
Net (loss) income	(8.7)	143.9
Net income (loss) attributable to noncontrolling interest	0.5	(1.7)
Net (loss) income attributable to common shareholders	$(9.2)	145.6
Basic (loss) earnings per common share	$(0.19)	2.92
Basic weighted average shares outstanding (in 000's)	47,555	49,781
Diluted (loss) earnings per common share	$(0.19)	2.86
Diluted weighted average shares outstanding (in 000's)	47,555	50,957
Net (loss) income attributable to common shareholders	$(9.2)	145.6
Foreign currency translation adjustments	26.8	(24.1)
Comprehensive income attributable to common shareholders	$17.6	121.5
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net (loss) income	—	—	—	(9.2)	—	—	—	0.5	(8.7)
Shares issued under stock-based compensation programs	146,727	—	(60.3)	(14.5)	—	81.8	—	—	7.0
Shares repurchased for payment of taxes on stock-based compensation	(45,281)	—	2.3	—	—	(30.7)	—	—	(28.4)
Amortization of stock-based compensation	—	—	16.7	—	—	—	—	—	16.7
Foreign currency translation adjustments	—	—	—	—	—	—	26.8	—	26.8
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
March 31, 2023	47,609,204	$0.5	1,981.3	5,566.7	(9.8)	(883.5)	(621.4)	121.4	$6,155.2

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
Net income (loss)	—	—	—	145.6	—	—	—	(1.7)	143.9
Shares issued under stock-based compensation programs	305,435	—	(3.6)	—	—	5.5	—	—	1.9
Shares repurchased for payment of taxes on stock-based compensation	(105,295)	—	(1.9)	—	—	(1.9)	—	—	(3.8)
Amortization of stock-based compensation	—	—	18.6	—	—	—	—	—	18.6
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(615,351)	—	—	—	—	(150.0)	—	—	(150.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(24.1)	—	(24.1)
Increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	15.2	15.2
March 31, 2022	49,608,928	$0.5	2,066.8	5,083.2	(5.1)	(552.7)	(419.5)	242.0	$6,415.2
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(8.7)	143.9
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	57.5	54.4
Equity losses (earnings)	2.6	(18.5)
Net gain on dispositions	—	0.4
Distributions of earnings from investments	3.8	2.6
Provision for loss on receivables and other assets	7.1	5.5
Amortization of stock-based compensation	16.7	18.6
Net non-cash mortgage servicing rights and mortgage banking derivative activity	1.8	3.6
Accretion of interest and amortization of debt issuance costs	1.0	1.3
Other, net	0.9	0.6
Change in:
Receivables	158.5	76.2
Reimbursable receivables and reimbursable payables	(181.6)	(89.4)
Prepaid expenses and other assets	(59.9)	(58.7)
Deferred tax assets, net	(4.3)	34.4
Accounts payable and accrued liabilities	(93.3)	(181.2)
Accrued compensation	(618.4)	(710.1)
Net cash used in operating activities	(716.3)	(716.4)
Cash flows from investing activities:
Net capital additions – property and equipment	(49.3)	(46.6)
Net investment asset activity (less than wholly-owned)	—	(12.0)
Business acquisitions, net of cash acquired	—	(2.0)
Capital contributions to investments	(32.8)	(36.5)
Distributions of capital from investments	9.2	5.6
Other, net	(1.1)	(2.5)
Net cash used in investing activities	(74.0)	(94.0)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	2,668.0	2,348.0
Repayments of borrowings under credit facility	(1,793.0)	(1,373.0)
Net proceeds from short-term borrowings	(62.3)	(27.4)
Payments of deferred business acquisition obligations and earn-outs	(13.6)	(6.0)
Repurchase of common stock	—	(150.0)
Other, net	(23.8)	14.9
Net cash provided by financing activities	775.3	806.5
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	4.5	(6.7)
Net change in cash, cash equivalents and restricted cash	(10.5)	(10.6)
Cash, cash equivalents and restricted cash, beginning of the period	746.0	841.6
Cash, cash equivalents and restricted cash, end of the period	$735.5	831.0
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$226.7	247.9
Restricted cash, end of period	250.1	255.2
Cash paid during the period for:
Interest	$23.9	5.5
Income taxes, net of refunds	34.8	77.1
Operating leases	47.2	44.0
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	2.0
Deferred business acquisition obligations	—	1.4
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company" or as "we," "us" or "our") for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2023, and for the periods ended March 31, 2023 and 2022, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
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

2.NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022‑04, Liabilities-Supplier Finance Programs (Subtopic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their outstanding obligations at the end of the reporting period. The guidance is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. We adopted this guidance effective January 1, 2023, and the adoption did not impact our financial statements and related disclosures.
3.REVENUE RECOGNITION
Capital Markets revenue excluded from the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606")
Our mortgage banking and servicing operations, comprised of (i) all Loan Servicing revenue and (ii) activities related to mortgage servicing rights ("MSR" or "MSRs") and loan origination fees (included in Investment Sales, Debt/Equity Advisory and Other), are not considered revenue from contracts with customers, and accordingly are excluded from the scope of ASC Topic 606. Such out-of-scope revenue is presented below.

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue excluded from scope of ASC Topic 606	$66.2	69.9

Contract assets and liabilities
Our contract assets, net of allowance, are included in Short-term contract assets and Other assets and our contract liabilities are included in Short-term contract liabilities and deferred income on our Condensed Consolidated Balance Sheets. The majority of contract liabilities are recognized as revenue within 90 days. Such contract assets and liabilities are presented below.

(in millions)	March 31, 2023	December 31, 2022
Contract assets, gross	$434.6	447.0
Contract asset allowance	(2.5)	(2.3)
Contract assets, net	$432.1	444.7

Contract liabilities	$142.6	151.4
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and LaSalle contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

4. BUSINESS SEGMENTS
We manage and report our operations as five global business segments:
(1) Markets Advisory,
(2) Capital Markets,
(3) Work Dynamics,
(4) JLL Technologies, and
(5) LaSalle.
Markets Advisory offers a wide range of real estate services, including agency leasing and tenant representation, property management, advisory and consulting services. Capital Markets service offerings include investment sales, equity and debt advisory, loan servicing and valuation advisory. Our Work Dynamics business provides a broad suite of integrated services to occupiers of real estate, including facility and project management, as well as portfolio and other services. Our JLL Technologies segment offers software products, solutions and services, while LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate functional costs across the globe, which we allocate to the business segments using an expense-specific driver-based methodology.
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) net non-cash MSR and mortgage banking derivative activity, (v) Interest expense, net of interest income, (vi) Income tax (benefit) provision and (vii) Depreciation and amortization, which are otherwise included in Net income on the Condensed Consolidated Statements of Comprehensive Income.
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

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2023	2022
Markets Advisory
Leasing	$487.0	600.9
Property Management	400.2	370.5
Advisory, Consulting and Other	19.2	28.1
Revenue	$906.4	999.5
Depreciation and amortization(1)	$16.1	17.1
Equity earnings	$0.3	0.5
Adjusted EBITDA	$71.6	111.2

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$240.6	476.1
Valuation Advisory	79.1	84.6
Loan Servicing	37.4	39.9
Revenue	$357.1	600.6
Depreciation and amortization	$15.9	15.6
Equity earnings	$0.6	0.8
Adjusted EBITDA	$10.7	118.2

Work Dynamics
Workplace Management	$2,497.2	2,320.4
Project Management	676.3	612.3
Portfolio Services and Other	102.7	100.9
Revenue	$3,276.2	3,033.6
Depreciation and amortization	$19.3	16.5
Equity earnings	$0.4	0.3
Adjusted EBITDA	$25.7	35.2

JLL Technologies
Revenue	$61.4	49.4
Depreciation and amortization	$3.9	3.8
Equity earnings	$4.9	18.8
Adjusted EBITDA	$(13.3)	(12.3)

LaSalle
Advisory fees	$100.5	97.0
Transaction fees and other	10.4	17.1
Incentive fees	3.5	4.2
Revenue	$114.4	118.3
Depreciation and amortization	$1.3	1.4
Equity losses	$(8.8)	(1.9)
Adjusted EBITDA	$14.3	21.3
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended March 31,
(in millions)	2023	2022
Adjusted EBITDA - Markets Advisory	$71.6	111.2
Adjusted EBITDA - Capital Markets	10.7	118.2
Adjusted EBITDA - Work Dynamics	25.7	35.2
Adjusted EBITDA - JLL Technologies	(13.3)	(12.3)
Adjusted EBITDA - LaSalle	14.3	21.3
Adjusted EBITDA - Consolidated	$109.0	273.6
Adjustments:
Restructuring and acquisition charges	$(35.7)	(19.5)
Interest on employee loans, net of forgiveness	(0.2)	—
Net non-cash MSR and mortgage banking derivative activity	(1.8)	(3.6)
Interest expense, net of interest income	(26.3)	(10.2)
Income tax benefit (provision)	2.3	(40.3)
Depreciation and amortization(1)	(56.5)	(54.4)
Net (loss) income attributable to common shareholders	$(9.2)	145.6
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2023 Business Combinations Activity
During the three months ended March 31, 2023, there were no strategic acquisitions. We paid $13.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2022 Business Combinations Activity
During the three months ended March 31, 2022, we completed no strategic acquisitions.
Earn-Out Payments

($ in millions)	March 31, 2023	December 31, 2022
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	16	17
Maximum earn-out payments (undiscounted)	$113.2	114.6
Short-term earn-out liabilities (fair value)(1)	10.4	5.0
Long-term earn-out liabilities (fair value)(1)	62.7	68.3
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

Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2023 consisted of: (1) goodwill of $4,543.9 million, (2) identifiable intangibles of $784.3 million amortized over their remaining finite useful lives and (3) $48.8 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	—	—	—	—	—
Impact of exchange rate movements	6.5	7.2	1.9	—	0.3	15.9
Balance as of March 31, 2023	$1,749.4	1,956.4	534.5	247.7	55.9	$4,543.9

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of January 1, 2022	$1,782.9	1,983.9	539.9	247.5	57.4	$4,611.6
Additions, net of adjustments	—	0.8	4.6	0.4	—	5.8
Impact of exchange rate movements	(7.9)	(8.8)	(2.4)	—	(0.4)	(19.5)
Balance as of March 31, 2022	$1,775.0	1,975.9	542.1	247.9	57.0	$4,597.9
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments(1)	17.3	—	17.3
Adjustment for fully amortized intangibles	(9.0)	(0.4)	(9.4)
Impact of exchange rate movements	—	1.3	1.3
Balance as of March 31, 2023	$755.6	557.9	$1,313.5

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization, net(2)	(26.1)	(17.5)	(43.6)
Adjustment for fully amortized intangibles	9.0	0.4	9.4
Impact of exchange rate movements	—	(0.4)	(0.4)
Balance as of March 31, 2023	$(259.3)	(221.1)	$(480.4)

Net book value as of March 31, 2023	$496.3	336.8	$833.1
(1) Included in this amount for MSRs was $2.9 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Total
Gross Carrying Amount
Balance as of December 31, 2021	$669.7	557.4	$1,227.1
Additions, net of adjustments(1)	37.3	1.8	39.1
Adjustment for fully amortized intangibles	(15.3)	(2.4)	(17.7)
Impact of exchange rate movements	—	(1.2)	(1.2)
Balance as of March 31, 2022	$691.7	555.6	$1,247.3

Accumulated Amortization
Balance as of December 31, 2021	$(191.0)	(149.1)	$(340.1)
Amortization, net(2)	(29.0)	(16.8)	(45.8)
Adjustment for fully amortized intangibles	15.3	2.4	17.7
Impact of exchange rate movements	—	0.4	0.4
Balance as of March 31, 2022	$(204.7)	(163.1)	$(367.8)

Net book value as of March 31, 2022	$487.0	392.5	$879.5
(1) Included in this amount for MSRs was $7.8 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of March 31, 2023 and December 31, 2022 are presented in the following table.

(in millions)	March 31, 2023	December 31, 2022
JLL Technologies investments	$496.3	483.4
LaSalle co-investments	374.9	366.5
Other investments	24.8	23.9
Total	$896.0	873.8
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 47 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $326.9 million and $16.0 million as of March 31, 2023 for our LaSalle Investment Management business and JLL Technologies, respectively. Of the $326.9 million related to LaSalle, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to a specific investment since the underlying fund moved into its liquidation phase in January 2020.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. In prior periods, we determined we were the primary beneficiary of certain VIEs and, accordingly, we consolidated such entities. In December of 2022, as a result of a reconsideration event, we concluded we were no longer the primary beneficiary of these VIEs and, therefore, no longer consolidate these VIEs.

Summarized financial information for our consolidated VIEs is presented in the following table. As a result of the reconsideration event described above, there were no consolidated VIE balances as of March 31, 2023 and December 31, 2022; net income was consolidated up to the reconsideration date.

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$—	3.5
Operating and other expenses	—	(5.7)
Net loss	$—	(2.2)
We allocate the net loss of the consolidated VIEs to the noncontrolling interest holders as Net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income.
Impairment
There were no significant other-than-temporary impairment charges on investments for the three months ended March 31, 2023 and 2022.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments reported at fair value.

(in millions)	2023	2022
Fair value investments as of January 1,	$794.9	639.6
Investments	32.8	34.2
Distributions	(6.6)	(6.6)
Change in fair value, net	(3.3)	15.2
Foreign currency translation adjustments, net	7.7	(4.9)
Fair value investments as of March 31,	$825.5	677.5
See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78	1.79
Granted	—	31.0	31.0	111.33
Vested	(145.6)	(257.2)	(402.8)	115.92
Forfeited	(7.3)	(24.4)	(31.7)	125.84
Unvested as of March 31, 2023	688.4	316.4	1,004.8	$192.36	1.66

Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27	1.99
Granted	—	—	—	—
Vested	(122.8)	(175.1)	(297.9)	150.29
Forfeited	(2.8)	(4.8)	(7.6)	174.32
Unvested as of March 31, 2022	786.8	466.1	1,252.9	$152.62	1.84
As of March 31, 2023, we had $77.9 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2027.
8.FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:
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
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt are presented in the following table.

(in millions)	March 31, 2023	December 31, 2022
Long-term debt, fair value	$360.1	360.9
Long-term debt, carrying value, net of debt issuance costs	379.2	372.8

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2023 and December 31, 2022, investments at fair value using NAV were $303.5 million and $284.6 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2023			December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$55.5	—	466.5	58.3	—	452.0
Foreign currency forward contracts receivable	—	4.9	—	—	3.7	—
Warehouse receivables	—	881.6	—	—	463.2	—
Deferred compensation plan assets	—	551.3	—	—	517.9	—
Mortgage banking derivative assets	—	—	155.2	—	—	190.2
Total assets at fair value	$55.5	1,437.8	621.7	58.3	984.8	642.2
Liabilities
Foreign currency forward contracts payable	$—	3.9	—	—	4.8	—
Deferred compensation plan liabilities	—	507.9	—	—	485.4	—
Earn-out liabilities	—	—	73.1	—	—	73.2
Mortgage banking derivative liabilities	—	—	142.4	—	—	169.5
Total liabilities at fair value	$—	511.8	215.5	—	490.2	242.7
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

Foreign Currency Forward Contracts
We regularly use foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. We determine the fair values of these contracts based on current market rates. The inputs for these valuations are Level 2 inputs in the fair value hierarchy. The following table details the gross notional value and net basis of these contracts.

(in billions)	March 31, 2023	December 31, 2022
Foreign currency forward contracts, gross notional value	$1.79	1.81
Foreign currency forward contracts, net basis	0.90	1.02
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	March 31, 2023	December 31, 2022
Net asset, receivable positions	$6.7	7.7
Net asset, payable positions	(1.8)	(4.0)
Foreign currency forward contracts receivable	$4.9	3.7

Net liability, receivable positions	$(1.5)	(1.6)
Net liability, payable positions	5.4	6.4
Foreign currency forward contracts payable	$3.9	4.8
Warehouse Receivables
As of March 31, 2023 and December 31, 2022, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as of March 31, 2023 as Deferred compensation plan assets of $551.3 million, long-term deferred compensation plan liabilities of $507.9 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $9.8 million. We recorded this plan on our Condensed Consolidated Balance Sheet as of December 31, 2022 as Deferred compensation plan assets of $517.9 million, long-term deferred compensation plan liabilities of $485.4 million, included in Deferred compensation, and as a reduction of equity, Shares held in trust, of $9.8 million.
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

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2023
Investments	$452.0	4.9	0.5	9.1	—	$466.5
Mortgage banking derivative assets and liabilities, net	20.7	(5.0)	—	31.1	(34.0)	12.8
Earn-out liabilities	73.2	—	0.2	—	(0.3)	73.1

(in millions)	Balance as of December 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2022
Investments	$303.5	17.2	—	23.5	—	$344.2
Mortgage banking derivative assets and liabilities, net	21.9	20.4	—	37.6	(42.8)	37.1
Earn-out liabilities	84.1	(0.7)	(0.1)	2.0	(5.8)	79.5
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (Short-term and Long-term)	Restructuring and acquisition charges
Investments	Equity earnings
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2023 or 2022. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Debt is composed of the following obligations.

($ in millions)	March 31, 2023	December 31, 2022
Short-term debt:
Local overdraft facilities	$10.9	21.2
Other short-term borrowings	93.4	143.0
Total short-term debt	$104.3	164.2
Credit facility, net of debt issuance costs of $10.3 and $11.2	2,089.7	1,213.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.5 and $0.5	189.7	186.5
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.7 and $0.7	189.5	186.3
Total debt	$2,573.2	1,750.8
Credit Facilities
We have a $3.35 billion unsecured revolving credit facility (the "Facility") that matures on April 14, 2026. Pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing as of March 31, 2023 at Adjusted Term SOFR plus 0.94%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both March 31, 2023 and December 31, 2022.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both March 31, 2023 and December 31, 2022.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended March 31,
($ in millions)	2023	2022
Average outstanding borrowings	$1,719.9	683.2
Average effective interest rate	5.4%	1.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $54.8 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2023, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2023.

Warehouse Facilities

	March 31, 2023		December 31, 2022
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY(1) plus 1.30%, expires September 18, 2023	$254.4	700.0	215.7	700.0
SOFR plus 1.30%, expires September 15, 2023	503.1	1,200.0	132.3	1,200.0
SOFR plus 1.40%, expires July 28, 2023	—	400.0	9.0	400.0
Fannie Mae ASAP(2) program, SOFR plus 1.25%	56.6	n/a	99.2	n/a
Gross warehouse facilities	814.1	2,300.0	456.2	2,300.0
Debt issuance costs	(0.5)	n/a	(0.9)	n/a
Total warehouse facilities	$813.6	2,300.0	455.3	2,300.0
(1) Bloomberg Short-Term Bank Yield Index rate ("BSBY")
(2) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of March 31, 2023.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $22.5 million as of both March 31, 2023 and December 31, 2022 and are included in Notes and other receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2022	$2.2
New claims	0.1
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	—
March 31, 2023	$2.3

December 31, 2021	$1.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	—
March 31, 2022	$1.2
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2023 and December 31, 2022, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $18.9 billion and $18.3 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2023 and December 31, 2022, the loss-sharing guarantee obligations were $28.9 million and $29.0 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred during the three months ended March 31, 2023 and 2022.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of March 31, 2023 and December 31, 2022, the loan loss guarantee reserve was $20.6 million and $24.8 million, respectively, and is included within Other liabilities on our Condensed Consolidated Balance Sheets.

11.RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (ii) acquisition, transaction and integration-related charges, and (iii) other restructuring including lease exit charges. Non-cash charges include (i) stock-based compensation expense for retention awards issued in conjunction with prior-period acquisitions and (ii) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity. Restructuring and acquisition charges are presented in the table below.

	Three Months Ended March 31,
(in millions)	2023	2022
Severance and other employment-related charges	$25.7	3.3
Restructuring, pre-acquisition and post-acquisition charges	8.2	14.2
Stock-based compensation expense for post-acquisition retention awards	1.8	2.7
Fair value adjustments to earn-out liabilities	—	(0.7)
Restructuring and acquisition charges	$35.7	19.5
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of March 31, 2023 will be paid during the next twelve months.
12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive income before reclassification	—	26.8	26.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	26.8	26.8
Balance as of March 31, 2023	$(64.2)	(557.2)	$(621.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
Other comprehensive loss before reclassification	—	(24.1)	(24.1)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(24.1)	(24.1)
Balance as of March 31, 2022	$(42.7)	(376.8)	$(419.5)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Condensed Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2023, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2023.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2023 and 2022 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•MENA: Middle East & North Africa
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2023	2022	U.S. dollars
Markets Advisory	$906.4	999.5	(93.1)	(9)%	(7)%
Capital Markets	357.1	600.6	(243.5)	(41)	(39)
Work Dynamics	3,276.2	3,033.6	242.6	8	11
JLL Technologies	61.4	49.4	12.0	24	25
LaSalle	114.4	118.3	(3.9)	(3)	1
Revenue	$4,715.5	4,801.4	(85.9)	(2)%	1%
Gross contract costs	(3,133.3)	(2,904.5)	(228.8)	8	11
Net non-cash MSR and mortgage banking derivative activity	1.8	3.6	(1.8)	50	51
Fee revenue	$1,584.0	1,900.5	(316.5)	(17)%	(15)%
Markets Advisory	627.3	741.2	(113.9)	(15)	(14)
Capital Markets	349.6	591.5	(241.9)	(41)	(39)
Work Dynamics	442.0	410.5	31.5	8	11
JLL Technologies	57.8	45.3	12.5	28	29
LaSalle	107.3	112.0	(4.7)	(4)	—
Compensation and benefits, excluding gross contract costs	$1,180.1	1,377.8	(197.7)	(14)%	(12)%
Operating, administrative and other expenses, excluding gross contract costs	291.1	269.5	21.6	8	12
Depreciation and amortization	57.5	54.4	3.1	6	8
Restructuring and acquisition charges	35.7	19.5	16.2	83	89
Total fee-based operating expenses	1,564.4	1,721.2	(156.8)	(9)	(6)
Gross contract costs	3,133.3	2,904.5	228.8	8	11
Total operating expenses	$4,697.7	4,625.7	72.0	2%	4%
Operating income	$17.8	175.7	(157.9)	(90)%	(93)%
Equity (losses) earnings	$(2.6)	18.5	(21.1)	(114)%	(115)%
Adjusted EBITDA	$109.0	273.6	(164.6)	(60)%	(61)%
Net (loss) income margin attributable to common shareholders (USD basis)	(0.2)%	3.0%	(320) bps		n/a
Adjusted EBITDA margin (local currency basis)	6.6%	14.4%	(750) bps		(780) bps
Adjusted EBITDA margin (USD basis)	6.9%

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
•Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and Adjusted EBITDA margin (measured on fee revenue); and
•Percentage changes against prior periods, presented on a local currency basis.
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

Interest on Employee Loans, Net of Forgiveness reflects interest accrued on employee loans less the amount of accrued interest forgiven. Certain employees (predominantly in Leasing and Capital Markets) receive cash payments structured as loans, with interest. Employees earn forgiveness of the loan based on performance, generally calculated as a percentage of revenue production. Such forgiven amounts are reflected in Compensation and benefits expense. Given the interest accrued on these employee loans and subsequent forgiveness are non-cash and the amounts perfectly offset over the life of the loan, the activity is not indicative of core operating performance and is excluded from non-GAAP measures.
Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to Fee revenue and (ii) Operating expenses to Fee-based operating expenses.

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$4,715.5	4,801.4
Adjustments:
Gross contract costs	(3,133.3)	(2,904.5)
Net non-cash MSR and mortgage banking derivative activity	1.8	3.6
Fee revenue	$1,584.0	1,900.5

Operating expenses	$4,697.7	4,625.7
Less: Gross contract costs	(3,133.3)	(2,904.5)
Fee-based operating expenses	$1,564.4	1,721.2

Operating income	$17.8	175.7
Below is a reconciliation of Net (loss) income attributable to common shareholders to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
(in millions)	2023	2022
Net (loss) income attributable to common shareholders	$(9.2)	145.6
Add:
Interest expense, net of interest income	26.3	10.2
Income tax (benefit) provision	(2.3)	40.3
Depreciation and amortization(1)	56.5	54.4
EBITDA	$71.3	250.5
Adjustments:
Restructuring and acquisition charges	35.7	19.5
Net non-cash MSR and mortgage banking derivative activity	1.8	3.6
Interest on employee loans, net of forgiveness	0.2	—
Adjusted EBITDA	$109.0	273.6
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

	Three Months Ended March 31,
($ in millions)	2023	% Change
Revenue:
At current period exchange rates	$4,715.5	(2)%
Impact of change in exchange rates	120.6	n/a
At comparative period exchange rates	$4,836.1	1%

Fee revenue:
At current period exchange rates	$1,584.0	(17)%
Impact of change in exchange rates	40.8	n/a
At comparative period exchange rates	$1,624.8	(15)%

Operating income:
At current period exchange rates	$17.8	(90)%
Impact of change in exchange rates	(5.1)	n/a
At comparative period exchange rates	$12.7	(93)%

Adjusted EBITDA:
At current period exchange rates	$109.0	(60)%
Impact of change in exchange rates	(2.5)	n/a
At comparative period exchange rates	$106.5	(61)%

Revenue
For the first quarter, revenue was up 1% while fee revenue was down 15%, compared with the prior-year quarter. Economic headwinds and continued interest rate uncertainty continued to adversely impact most of our transaction-based businesses, notably Investment Sales and Debt/Equity Advisory within Capital Markets as well as Leasing within Markets Advisory. However, continued demand in Project Management, within Work Dynamics, drove its fee revenue growth of 24%. Our annuity-based businesses continued to demonstrate resilience while delivering fee revenue growth for the quarter, as JLL Technologies grew 29%; Property Management, within Markets Advisory, grew 12%; LaSalle advisory fees grew 9%; and Workplace Management, within Work Dynamics, grew 3%.
The following highlights revenue and fee revenue by segment, for the current and prior-year quarters ($ in millions). Refer to segment operating results for further detail.
Our consolidated fee revenue declined 17% in U.S. dollars (“USD”) and 15% in local currency for the first quarter of 2023, compared with 2022. The quarter-to-date spreads were driven by the weakening of the U.S. dollar against several major currencies, especially the British pound sterling, euro, Japanese yen, Australian dollar and Canadian dollar.
Operating Expenses
Consolidated operating expenses were $4.7 billion for the first quarter, up 4% from 2022, while consolidated fee-based operating expenses were $1.6 billion, down 6% from the prior-year quarter. The decrease in fee-based operating expenses were attributable to our Capital Markets and Markets Advisory segments, partially offset by revenue-related expense growth in Work Dynamics.
For the first quarter, Restructuring and acquisition charges increased compared with the prior-year period, driven by incremental severance and other employment-related charges as a result of cost-out actions taken in the current quarter; refer to following table for further detail.

	Three Months Ended March 31,
(in millions)	2023	2022
Severance and other employment-related charges	$25.7	3.3
Restructuring, pre-acquisition and post-acquisition charges	10.0	16.9
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	—	(0.7)
Total restructuring and acquisition charges	$35.7	19.5
Interest Expense
Interest expense, net of interest income, for three months ended March 31, 2023 was $26.3 million compared with $10.2 million in the prior-year quarter. The increase reflected an increase in the average outstanding borrowings as well as a higher effective interest rate on our Facility. Refer to the Liquidity and Capital Resources section for additional details on our Facility.
Equity (Losses) Earnings
The following details equity (losses) earnings by relevant segment. Refer to the segment discussions for additional details.

	Three Months Ended March 31,
(in millions)	2023	2022
JLL Technologies	$4.9	18.8
LaSalle	(8.8)	(1.9)
Other	1.3	1.6
Total equity (losses) earnings	$(2.6)	18.5
Income Taxes
The income tax benefit was $2.3 million for the three months ended March 31, 2023, representing an effective tax rate ("ETR") of 21.0%. For the three months ended March 31, 2022, the income tax provision was $40.3 million, representing an ETR of 21.9%.
Net (Loss) Income and Adjusted EBITDA
Net (loss) income attributable to common shareholders for the three months ended March 31, 2023 was a loss of $9.2 million, compared with income of $145.6 million in the respective prior-year period. Adjusted EBITDA was $109.0 million for the first quarter of 2023, compared to $273.6 million in the prior-year period.
Net (loss) income margin attributable to common shareholders for the first quarter was (0.2)%, compared with 3.0% in the prior-year quarter. Adjusted EBITDA margin for the first quarter, calculated on a fee-revenue basis, was 6.9% in USD (6.6% in local currency), compared with 14.4% in 2022. The lower adjusted EBITDA margin compared with the prior-year quarter was largely driven by the decline in higher-margin transaction-based revenue, specifically Leasing, Investment Sales, and Debt/Equity Advisory, as well as the change in equity earnings. In addition, run-rate growth in fixed compensation expense over the past few quarters was partially offset by ongoing cost reduction actions.

Segment Operating Results
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

Markets Advisory

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$906.4	999.5	(93.1)	(9)%	(7)%
Gross contract costs	(279.1)	(258.3)	(20.8)	8	12
Fee revenue	$627.3	741.2	(113.9)	(15)%	(14)%
Leasing	482.5	596.9	(114.4)	(19)	(18)
Property Management	127.1	118.6	8.5	7	12
Advisory, Consulting and Other	17.7	25.7	(8.0)	(31)	(27)
Compensation and benefits, excluding gross contract costs	$461.0	540.8	(79.8)	(15)%	(13)%
Operating, administrative and other expenses, excluding gross contract costs	93.6	91.9	1.7	2	5
Depreciation and amortization	17.1	17.1	—	—	2
Segment fee-based operating expenses	571.7	649.8	(78.1)	(12)	(10)
Gross contract costs	279.1	258.3	20.8	8	12
Segment operating expenses	$850.8	908.1	(57.3)	(6)%	(4)%
Equity earnings	$0.3	0.5	(0.2)	(40)%	(57)%
Adjusted EBITDA	$71.6	111.2	(39.6)	(36)%	(36)%
Adjusted EBITDA margin (local currency basis)	11.2%	15.0%	(360) bps		(380) bps
Adjusted EBITDA margin (USD basis)	11.4%
The declines in Markets Advisory revenue and fee revenue were predominantly driven by Leasing, the result of lower transaction volume across asset types and a decrease in average deal size, particularly in the office sector, across most geographies. The lower Leasing fee revenue was in line with global market volumes as global gross absorption fell 19%, according to JLL Research. The increase in Property Management fee revenue was partially attributable to portfolio expansion in the Americas and also reflected incremental fees from interest-rate sensitive contract terms in the United Kingdom. The decrease in Advisory, Consulting and Other was primarily due to the absence of revenues associated with exiting a business in the fourth quarter of 2022.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter, compared with the prior-year quarter, were almost entirely due to lower commissions expense, correlated with the significant decline in revenue, as well as lower incentive compensation expense, reflecting segment performance.
The adjusted EBITDA margin contraction was substantially due to the lower Leasing fee revenue described above.

Capital Markets

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$357.1	600.6	(243.5)	(41)%	(39)%
Gross contract costs	(9.3)	(12.7)	3.4	(27)	(22)
Net non-cash MSR and mortgage banking derivative activity	1.8	3.6	(1.8)	50	51
Fee revenue	$349.6	591.5	(241.9)	(41)%	(39)%
Investment Sales, Debt/Equity Advisory and Other	235.2	468.5	(233.3)	(50)	(48)
Valuation Advisory	77.0	83.1	(6.1)	(7)	(3)
Loan Servicing	37.4	39.9	(2.5)	(6)	(6)
Compensation and benefits, excluding gross contract costs	$283.9	418.2	(134.3)	(32)%	(30)%
Operating, administrative and other expenses, excluding gross contract costs	56.1	55.9	0.2	—	3
Depreciation and amortization	15.9	15.6	0.3	2	4
Segment fee-based operating expenses	355.9	489.7	(133.8)	(27)	(25)
Gross contract costs	9.3	12.7	(3.4)	(27)	(22)
Segment operating expenses	$365.2	502.4	(137.2)	(27)%	(25)%
Equity earnings	$0.6	0.8	(0.2)	(25)%	(25)%
Adjusted EBITDA	$10.7	118.2	(107.5)	(91)%	(91)%
Adjusted EBITDA margin (local currency basis)	2.9%	20.0%	(1690) bps		(1710) bps
Adjusted EBITDA margin (USD basis)	3.1%
The declines in Capital Markets revenue and fee revenue reflected uncertainty with interest rates and the macroeconomic outlook as transaction volumes fell and the deal-cycle time remained elongated. This was most visible in Investment Sales and Debt/Equity Advisory which had declines across asset classes and geographies compared to the prior-year quarter. This aligned with broader market performance as, Q1 global market volumes for investment sales were down 58% in USD (56% in local currency) according to JLL Research. Loan Servicing included continued growth in the portfolio originated under the Fannie Mae DUS program. This growth was overshadowed by a $4.5 million decline in prepayment fees compared to the prior-year quarter, as elevated interest rates continued to dampen refinancing activity.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter, compared with the prior-year quarter, were almost entirely due to lower commissions expense, correlated with the significant decline in revenue, as well as lower incentive compensation expense, reflecting segment performance.
The adjusted EBITDA margin contraction was predominantly driven by the meaningful decline in fee revenue described above.

Work Dynamics

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$3,276.2	3,033.6	242.6	8%	11%
Gross contract costs	(2,834.2)	(2,623.1)	(211.1)	8	11
Fee revenue	$442.0	410.5	31.5	8%	11%
Workplace Management	183.2	182.0	1.2	1	3
Project Management	210.9	175.7	35.2	20	24
Portfolio Services and Other	47.9	52.8	(4.9)	(9)	(7)
Compensation and benefits, excluding gross contract costs	$305.0	281.8	23.2	8%	12%
Operating, administrative and other expenses, excluding gross contract costs	111.5	93.8	17.7	19	24
Depreciation and amortization	19.3	16.5	2.8	17	22
Segment fee-based operating expenses	435.8	392.1	43.7	11	15
Gross contract costs	2,834.2	2,623.1	211.1	8	11
Segment operating expenses	$3,270.0	3,015.2	254.8	8%	11%
Equity earnings	$0.4	0.3	0.1	33%	59%
Adjusted EBITDA	$25.7	35.2	(9.5)	(27)%	(33)%
Adjusted EBITDA margin (local currency basis)	5.1%	8.6%	(280) bps		(350) bps
Adjusted EBITDA margin (USD basis)	5.8%
Work Dynamics revenue and fee revenue achieved double-digit growth compared with the prior-year quarter, propelled by the increase in Project Management and continued resilience within Workplace Management. Project Management's growth was attributable to continued project demand in several geographies, most notably the U.S., France and MENA.
The increases in segment operating expenses and segment fee-based operating expenses for the quarter, compared with the prior-year quarter, were primarily due to (i) revenue-related expense growth over the trailing twelve months and (ii) $9.0 million of contract losses (included in Operating, administrative and other expenses) related to certain Tetris contracts in Europe.
The margin contraction was primarily attributable to the aforementioned contract losses as well as incremental investments in sustainability and technology products. These margin dilutive impacts were partially offset by the higher revenue described above.

JLL Technologies

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$61.4	49.4	12.0	24%	25%
Gross contract costs	(3.6)	(4.1)	0.5	(12)	(13)
Fee revenue	$57.8	45.3	12.5	28%	29%
Compensation and benefits, excluding gross contract costs(1)	$61.3	62.2	(0.9)	(1)%	—%
Operating, administrative and other expenses, excluding gross contract costs	14.7	14.2	0.5	4	4
Depreciation and amortization	3.9	3.8	0.1	3	4
Segment fee-based operating expenses	79.9	80.2	(0.3)	—	1
Gross contract costs	3.6	4.1	(0.5)	(12)	(13)
Segment operating expenses	$83.5	84.3	(0.8)	(1)%	—%
Equity earnings	$4.9	18.8	(13.9)	(74)%	(74)%
Adjusted EBITDA	$(13.3)	(12.3)	(1.0)	(8)%	(12)%
Adjusted EBITDA margin (local currency basis)	(23.7)%	(27.2)%	420 bps		350 bps
Adjusted EBITDA margin (USD basis)	(23.0)%
(1) Included in Compensation and benefits expense for JLL Technologies is carried interest expense of $0.7 million and $6.2 million for the first quarter of 2023 and 2022, respectively, related to Equity earnings of the segment.
The increases in JLL Technologies revenue and fee revenue over the prior-year quarter were primarily driven by growth from existing customers, led by solutions and services offerings, especially from large enterprise clients.
Equity earnings in both periods were primarily attributable to net valuation increases of JLL Technologies' investments, largely reflecting subsequent financing rounds at increased per-share values.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter, compared with the prior-year quarter, were substantially attributable to lower carried interest expense, as a result of reduced equity earnings, largely offset by revenue-related expense growth.
Fee revenue growth with greater operating efficiencies drove the margin improvement, which was tempered by lower equity earnings, net of carried interest.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$114.4	118.3	(3.9)	(3)%	1%
Gross contract costs	(7.1)	(6.3)	(0.8)	13	13
Fee revenue	$107.3	112.0	(4.7)	(4)%	—%
Advisory fees	94.7	90.7	4.0	4	9
Transaction fees and other	9.1	17.1	(8.0)	(47)	(44)
Incentive fees	3.5	4.2	(0.7)	(17)	(2)
Compensation and benefits, excluding gross contract costs	$68.9	74.8	(5.9)	(8)%	(3)%
Operating, administrative and other expenses, excluding gross contract costs	15.2	13.7	1.5	11	17
Depreciation and amortization	1.3	1.4	(0.1)	(7)	(6)
Segment fee-based operating expenses	85.4	89.9	(4.5)	(5)	—
Gross contract costs	7.1	6.3	0.8	13	13
Segment operating expenses	$92.5	96.2	(3.7)	(4)%	1%
Equity losses	$(8.8)	(1.9)	(6.9)	(363)%	(358)%
Adjusted EBITDA	$14.3	21.3	(7.0)	(33)%	(30)%
Adjusted EBITDA margin (local currency basis)	13.3%	19.0%	(570) bps		(570) bps
Adjusted EBITDA margin (USD basis)	13.3%
LaSalle advisory fee growth was concentrated in core open-end funds, primarily in North America and Asia Pacific. This growth was offset by lower transaction fees attributable to muted deal activity, consistent with global trends in transaction volumes.
The current quarter's equity losses were primarily attributable to valuation declines in the co-investment portfolio. In addition, the co-investment in a LaSalle-managed publicly-traded REIT in Japan experienced a lower negative share price movement compared with the prior-year quarter.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter, on a local currency basis and compared with the prior-year quarter, were primarily driven by lower incentive compensation expense.
The adjusted EBITDA margin contraction was largely attributable to higher equity losses, as additional advisory fee platform scale was offset by lower transaction fees.
As of March 31, 2023, LaSalle had $78.5 billion of AUM, a decrease of 1% in USD (decreased 5% in local currency) from $79.1 billion as of December 31, 2022. The AUM change resulted from (i) $3.3 billion of dispositions and withdrawals and (ii) $1.6 billion of net valuation decreases, partially offset by (iii) $3.0 billion of foreign currency increases and (iv) $1.3 billion of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $716.3 million of cash in the first three months of 2023, compared with $716.4 million of cash used in operating activities during the same period in 2022. This relatively consistent cash flows used in operating activities was primarily due to lower incentive compensation and commission payments in 2023, compared with 2022, and incremental cash inflow associated with trade receivables, offset by (i) a decline in cash provided by earnings (largely driven by the Capital Markets and Markets Advisory change in business performance), (ii) an additional pay period in the current quarter, and (iii) incremental cash outflow associated with net reimbursables, due to continued growth in Workplace Management over the last four quarters.
Cash Flows from Investing Activities
We used $74.0 million of cash for investing activities during the first three months of 2023, as compared to $94.0 million used during the same period in 2022. The net decrease in cash used for investing activities was primarily due no investment activity in 2023 relating to less than wholly-owned subsidiaries. In the prior year, we funded $12.0 million net capital additions related to these consolidated VIEs.
Cash Flows from Financing Activities
Financing activities provided $775.3 million of cash during the first three months of 2023, as compared to $806.5 million provided during the same period in 2022. The net decrease of $31.2 million in cash inflows from financing activities is substantially driven by a decrease in borrowings on our Facility. This decrease in borrowings was a product of lower cash needed for incentive compensation payments in the first quarter of 2023, as discussed above, as well as no share repurchases in the first quarter of 2023. In the prior-year quarter, we paid $150.0 million for share repurchases.
Debt
Our $3.35 billion Facility matures on April 14, 2026 and bears a variable interest rate. As of March 31, 2023, we had outstanding borrowings under the Facility of $2,089.7 million versus $1,213.8 million as of December 31, 2022. The average outstanding borrowings under our credit facilities were $1,719.9 million and $683.2 million (with average effective interest rates of 5.4% and 1.0%) during the three months ended March 31, 2023 and 2022, respectively.
We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $104.3 million and $164.2 million as of March 31, 2023 and December 31, 2022, respectively. In addition to our Facility, we had the capacity to borrow up to $54.8 million under local overdraft facilities as of March 31, 2023.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our debt.
Investment Activity
As of March 31, 2023, we had a carrying value of $896.0 million in investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the three months ended March 31, 2023 and 2022, funding of investments exceeded return of capital by $23.6 million and $30.9 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Capital Expenditures
Net capital additions for the three months ended March 31, 2023 and 2022 were $49.3 million and $46.6 million, respectively. Our capital expenditures in 2023 were primarily for purchased/developed software and leased office space improvements.
Business Acquisitions
During the three months ended March 31, 2023, we paid $13.8 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities. We completed no business acquisitions in the three months ended March 31, 2023.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $12.9 million as of March 31, 2023. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2023, we had the potential to make earn-out payments for a maximum of $113.2 million on 16 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability, and supplement our organic growth.
Share Repurchase and Dividend Programs
In February 2022, our Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock in the open market and privately negotiated transactions; as described above, this repurchase program was suspended in late 2022. The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended March 31,
($ in millions)	2023	2022
Total number of shares repurchased (in 000's)	—	615.3
Total paid for shares repurchased	$—	150.0
As of March 31, 2023, $1,155.6 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2023 and December 31, 2022, we had total cash and cash equivalents of $485.4 million and $519.3 million, respectively, of which approximately $387.9 million and $400.8 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both March 31, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2023 on our variable-rate debt, our results would reflect an increase of $2.2 million to Interest expense, net of interest income, for the three months ended March 31, 2023.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2023	2022
British pound	8%	8%
Euro	7	7
Australian dollar	5	6
Other(1)	21	19
Revenue exposed to foreign exchange rates	41%	40%
United States dollar	59	60
Total revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2023.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)