Form 10-Q
period 2023-06-30
JONES LANG LASALLE INC
filed 2023-08-03
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on July 31, 2023 was 47,682,168.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$402.5	519.3
Trade receivables, net of allowance of $76.8 and $66.7	1,982.0	2,148.8
Notes and other receivables	410.9	469.5
Reimbursable receivables	1,910.9	2,005.7
Warehouse receivables	1,049.0	463.2
Short-term contract assets, net of allowance of $1.9 and $1.9	357.2	359.7
Prepaid and other	593.3	603.5
Total current assets	6,705.8	6,569.7
Property and equipment, net of accumulated depreciation of $1,030.4 and $960.5	585.5	582.9
Operating lease right-of-use assets	761.3	776.3
Goodwill	4,577.7	4,528.0
Identified intangibles, net of accumulated amortization of $499.0 and $445.8	821.1	858.5
Investments, including $802.5 and $794.9 at fair value	872.7	873.8
Long-term receivables	372.1	331.1
Deferred tax assets, net	394.6	379.6
Deferred compensation plan	559.5	517.9
Other	175.2	175.9
Total assets	$15,825.5	15,593.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,054.6	1,236.8
Reimbursable payables	1,430.2	1,579.5
Accrued compensation and benefits	1,141.2	1,749.8
Short-term borrowings	112.1	164.2
Short-term contract liabilities and deferred income	213.6	216.5
Short-term acquisition-related obligations	20.5	23.1
Warehouse facilities	941.8	455.3
Short-term operating lease liabilities	164.3	156.4
Other	412.4	330.5
Total current liabilities	5,490.7	5,912.1
Credit facility, net of debt issuance costs of $9.5 and $11.2	1,840.5	1,213.8
Long-term debt, net of debt issuance costs of $1.1 and $1.2	380.7	372.8
Deferred tax liabilities, net	191.6	194.0
Deferred compensation	518.3	492.4
Long-term acquisition-related obligations	58.6	76.3
Long-term operating lease liabilities	766.6	775.8
Other	386.6	407.0
Total liabilities	9,633.6	9,444.2
Redeemable noncontrolling interest	7.1	7.0
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,095,238 and 52,085,968 shares issued; 47,720,950 and 47,507,758 outstanding	0.5	0.5
Additional paid-in capital	2,015.3	2,022.6
Retained earnings	5,567.6	5,590.4
Treasury stock, at cost, 4,374,288 and 4,578,210 shares	(895.8)	(934.6)
Shares held in trust	(11.6)	(9.8)
Accumulated other comprehensive loss	(611.4)	(648.2)
Total Company shareholders’ equity	6,064.6	6,020.9
Noncontrolling interest	120.2	121.6
Total equity	6,184.8	6,142.5
Total liabilities, redeemable noncontrolling interest and equity	$15,825.5	15,593.7
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$5,052.5	5,278.4	$9,768.0	10,079.8
Operating expenses:
Compensation and benefits	$2,417.0	2,554.4	$4,670.0	4,965.2
Operating, administrative and other	2,414.6	2,407.6	4,766.1	4,548.6
Depreciation and amortization	59.9	55.4	117.4	109.8
Restructuring and acquisition charges	11.8	25.9	47.5	45.4
Total operating expenses	$4,903.3	5,043.3	$9,601.0	9,669.0
Operating income	$149.2	235.1	$167.0	410.8
Interest expense, net of interest income	40.5	15.7	66.8	25.9
Equity (losses) earnings	(103.5)	53.6	(106.1)	72.1
Other (expense) income	(1.2)	135.3	(1.1)	135.5
Income (loss) before income taxes and noncontrolling interest	4.0	408.3	(7.0)	592.5
Income tax provision (benefit)	0.8	72.8	(1.5)	113.1
Net income (loss)	3.2	335.5	(5.5)	479.4
Net income attributable to noncontrolling interest	0.7	141.6	1.2	139.9
Net income (loss) attributable to common shareholders	$2.5	193.9	$(6.7)	339.5
Basic earnings (loss) per common share	$0.05	3.98	$(0.14)	6.89
Basic weighted average shares outstanding (in 000's)	47,748	48,718	47,652	49,247
Diluted earnings (loss) per common share	$0.05	3.90	$(0.14)	6.75
Diluted weighted average shares outstanding (in 000's)	48,334	49,651	47,652	50,292
Net income (loss) attributable to common shareholders	$2.5	193.9	$(6.7)	339.5
Change in pension liabilities, net of tax	(1.1)	—	(1.1)	—
Foreign currency translation adjustments	11.1	(164.4)	37.9	(188.5)
Comprehensive income attributable to common shareholders	$12.5	29.5	$30.1	151.0
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net (loss) income	—	—	—	(9.2)	—	—	—	0.5	(8.7)
Shares issued under stock-based compensation programs	146,727	—	(60.3)	(14.5)	—	81.8	—	—	7.0
Shares repurchased for payment of taxes on stock-based compensation	(45,281)	—	2.3	—	—	(30.7)	—	—	(28.4)
Amortization of stock-based compensation	—	—	16.7	—	—	—	—	—	16.7
Foreign currency translation adjustments	—	—	—	—	—	—	26.8	—	26.8
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
March 31, 2023	47,609,204	$0.5	1,981.3	5,566.7	(9.8)	(883.5)	(621.4)	121.4	$6,155.2
Net income(3)	—	—	—	2.5	—	—	—	0.6	3.1
Shares issued under stock-based compensation programs	288,834	—	(2.3)	(1.6)	—	7.1	—	—	3.2
Shares repurchased for payment of taxes on stock-based compensation	(104,766)	—	—	—	—	0.1	—	—	0.1
Amortization of stock-based compensation	—	—	36.3	—	—	—	—	—	36.3
Shares held in trust	—	—	—	—	(1.8)	—	—	—	(1.8)
Repurchase of common stock	(72,322)	—	—	—	—	(19.5)	—	—	(19.5)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(1.1)	—	(1.1)
Foreign currency translation adjustments	—	—	—	—	—	—	11.1	—	11.1
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.8)	(1.8)
June 30, 2023	47,720,950	$0.5	2,015.3	5,567.6	(11.6)	(895.8)	(611.4)	120.2	$6,184.8
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2023.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net loss attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2022.

See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5.5)	479.4
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	117.4	109.8
Equity losses (earnings)	106.1	(72.1)
Net loss (gain) on dispositions	1.8	(134.8)
Distributions of earnings from investments	6.0	9.9
Provision for loss on receivables and other assets	19.0	11.8
Amortization of stock-based compensation	53.0	44.4
Net non-cash mortgage servicing rights and mortgage banking derivative activity	2.4	(7.6)
Accretion of interest and amortization of debt issuance costs	2.1	2.5
Other, net	3.6	2.6
Change in:
Receivables	137.7	64.6
Reimbursable receivables and reimbursable payables	(51.0)	(94.2)
Prepaid expenses and other assets	(46.5)	(21.3)
Deferred tax assets, net	(17.3)	78.8
Accounts payable and accrued liabilities	(216.5)	(339.6)
Accrued compensation	(591.6)	(673.6)
Net cash used in operating activities	(479.3)	(539.4)
Cash flows from investing activities:
Net capital additions – property and equipment	(88.2)	(86.9)
Net investment asset activity (less than wholly-owned)	—	137.0
Business acquisitions, net of cash acquired	(13.6)	(2.0)
Capital contributions to investments	(66.2)	(121.4)
Distributions of capital from investments	12.7	13.1
Other, net	(5.4)	(2.9)
Net cash used in investing activities	(160.7)	(63.1)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	4,478.0	4,060.0
Repayments of borrowings under credit facility	(3,853.0)	(2,835.0)
Net repayments of short-term borrowings	(55.3)	(12.5)
Payments of deferred business acquisition obligations and earn-outs	(21.8)	(9.2)
Repurchase of common stock	(19.5)	(447.7)
Noncontrolling interest distributions, net	—	(134.6)
Other, net	(24.5)	(19.7)
Net cash provided by financing activities	503.9	601.3
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	3.8	(37.6)
Net change in cash, cash equivalents and restricted cash	(132.3)	(38.8)
Cash, cash equivalents and restricted cash, beginning of the period	746.0	841.6
Cash, cash equivalents and restricted cash, end of the period	$613.7	802.8
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$226.7	247.9
Restricted cash, end of period	211.2	234.8
Cash paid during the period for:
Interest	$65.1	26.4
Income taxes, net of refunds	103.1	201.6
Operating leases	96.2	91.5
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	2.0
Non-cash consideration received for disposition	—	15.8
Deferred business acquisition obligations	—	1.4
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
Our Condensed Consolidated Financial Statements as of June 30, 2023, and for the periods ended June 30, 2023 and 2022, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue excluded from scope of ASC Topic 606	$77.2	76.5	$143.4	146.5

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

(in millions)	June 30, 2023	December 31, 2022
Contract assets, gross	$427.8	447.0
Contract asset allowance	(2.2)	(2.3)
Contract assets, net	$425.6	444.7

Contract liabilities	$145.0	151.4
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and LaSalle contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Markets Advisory
Leasing	$591.4	708.4	$1,078.4	1,309.3
Property Management	409.9	378.2	810.1	748.7
Advisory, Consulting and Other	24.1	31.6	43.3	59.7
Revenue	$1,025.4	1,118.2	$1,931.8	2,117.7
Depreciation and amortization(1)	$16.5	16.3	$32.6	33.4
Equity (losses) earnings	$(0.1)	0.4	$0.2	0.9
Adjusted EBITDA	$99.4	134.0	$171.0	245.2

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$319.5	549.7	$560.1	1,025.8
Valuation Advisory	89.5	94.4	168.6	179.0
Loan Servicing	39.0	40.4	76.4	80.3
Revenue	$448.0	684.5	$805.1	1,285.1
Depreciation and amortization	$16.2	15.4	$32.1	31.0
Equity earnings	$4.8	0.6	$5.4	1.4
Adjusted EBITDA	$36.0	126.7	$46.7	244.9

Work Dynamics
Workplace Management	$2,553.4	2,434.0	$5,050.6	4,754.4
Project Management	703.2	754.8	1,379.5	1,367.1
Portfolio Services and Other	118.0	121.7	220.7	222.6
Revenue	$3,374.6	3,310.5	$6,650.8	6,344.1
Depreciation and amortization	$19.9	17.0	$39.2	33.5
Equity earnings	$0.8	0.9	$1.2	1.2
Adjusted EBITDA	$56.2	57.6	$81.9	92.8

JLL Technologies
Revenue	$60.6	50.7	$122.0	100.1
Depreciation and amortization	$4.1	3.9	$8.0	7.7
Equity (losses) earnings	$(103.9)	44.7	$(99.0)	63.5
Adjusted EBITDA	$(105.2)	12.9	$(118.5)	0.6

LaSalle
Advisory fees	$103.1	103.2	$203.6	200.2
Transaction fees and other	5.0	10.3	15.4	27.4
Incentive fees	35.8	1.0	39.3	5.2
Revenue	$143.9	114.5	$258.3	232.8
Depreciation and amortization	$2.3	1.8	$3.6	3.2
Equity (losses) earnings	$(5.1)	7.0	$(13.9)	5.1
Adjusted EBITDA	$29.7	27.8	$44.0	49.1
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

The following table is a reconciliation of Adjusted EBITDA to Net income (loss) attributable to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA - Markets Advisory	$99.4	134.0	$171.0	245.2
Adjusted EBITDA - Capital Markets	36.0	126.7	46.7	244.9
Adjusted EBITDA - Work Dynamics	56.2	57.6	81.9	92.8
Adjusted EBITDA - JLL Technologies	(105.2)	12.9	(118.5)	0.6
Adjusted EBITDA - LaSalle	29.7	27.8	44.0	49.1
Adjusted EBITDA - Consolidated	$116.1	359.0	$225.1	632.6
Adjustments:
Restructuring and acquisition charges	$(11.8)	(25.9)	$(47.5)	(45.4)
Net loss on disposition	(1.8)	(7.5)	(1.8)	(7.5)
Interest on employee loans, net of forgiveness	0.9	—	0.7	—
Net non-cash MSR and mortgage banking derivative activity	(0.6)	11.2	(2.4)	7.6
Interest expense, net of interest income	(40.5)	(15.7)	(66.8)	(25.9)
Income tax (provision) benefit	(0.8)	(72.8)	1.5	(113.1)
Depreciation and amortization(1)	(59.0)	(54.4)	(115.5)	(108.8)
Net income (loss) attributable to common shareholders	$2.5	193.9	$(6.7)	339.5
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2023 Business Combinations Activity
During the six months ended June 30, 2023, we completed one strategic acquisition. This strategic acquisition is presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Segment
Kensington Capital Advisors (KCA)	Q2	United States	Capital Markets
Aggregate terms of our acquisition included: (1) cash paid at closing of $13.6 million and (2) prior 50.0% ownership previously accounted for as an equity method investment which had a fair value of $10.0 million.
A preliminary allocation of purchase consideration resulted in goodwill of $18.7 million, identifiable intangibles of $2.1 million and other net assets (acquired assets less assumed liabilities) of $2.8 million. As of June 30, 2023, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
During the six months ended June 30, 2023, we paid $22.0 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2022 Business Combinations Activity
During the six months ended June 30, 2022, we completed no strategic acquisitions.

Earn-Out Payments

($ in millions)	June 30, 2023	December 31, 2022
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	16	17
Maximum earn-out payments (undiscounted)	$105.0	114.6
Short-term earn-out liabilities (fair value)(1)	12.4	5.0
Long-term earn-out liabilities (fair value)(1)	51.9	68.3
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
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2023 consisted of: (1) goodwill of $4,577.7 million, (2) identifiable intangibles of $772.1 million amortized over their remaining finite useful lives and (3) $49.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	18.7	—	—	—	18.7
Impact of exchange rate movements	12.5	14.1	3.8	—	0.6	31.0
Balance as of June 30, 2023	$1,755.4	1,982.0	536.4	247.7	56.2	$4,577.7

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of January 1, 2022	$1,782.9	1,983.9	539.9	247.5	57.4	$4,611.6
Additions, net of adjustments	—	0.8	4.6	0.4	—	5.8
Impact of exchange rate movements	(40.2)	(43.5)	(11.8)	(0.2)	(1.8)	(97.5)
Balance as of June 30, 2022	$1,742.7	1,941.2	532.7	247.7	55.6	$4,519.9

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments(1)	45.5	5.8	51.3
Adjustment for fully amortized intangibles	(20.2)	(17.4)	(37.6)
Impact of exchange rate movements	—	2.1	2.1
Balance as of June 30, 2023	$772.6	547.5	$1,320.1

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization, net(2)	(54.5)	(35.6)	(90.1)
Adjustment for fully amortized intangibles	20.2	17.4	37.6
Impact of exchange rate movements	—	(0.7)	(0.7)
Balance as of June 30, 2023	$(276.5)	(222.5)	$(499.0)

Net book value as of June 30, 2023	$496.1	325.0	$821.1
(1) Included in this amount for MSRs was $6.8 million relating to prepayments/write-offs due to prepayments of the underlying obligation for which we assumed, acquired or retained the servicing rights.
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
(2) Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

6.INVESTMENTS
Summarized investment balances as of June 30, 2023 and December 31, 2022 are presented in the following table.

(in millions)	June 30, 2023	December 31, 2022
JLL Technologies investments	$469.1	483.4
LaSalle co-investments	376.1	366.5
Other investments	27.5	23.9
Total	$872.7	873.8
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 49 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $324.1 million and $14.9 million as of June 30, 2023 for our LaSalle Investment Management business and JLL Technologies, respectively. Of the $324.1 million related to LaSalle, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to a specific investment since the underlying fund moved into its liquidation phase in January 2020.
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
Summarized financial information for our consolidated VIEs is presented in the following table. As a result of the reconsideration event described above, there were no consolidated VIE balances as of June 30, 2023 and December 31, 2022; net income was consolidated up to the reconsideration date.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$—	5.1	$—	8.6
Operating and other expenses	—	(6.0)	—	(11.7)
Net gains on sale of investments(1)	—	142.3	—	142.3
Net income	$—	141.4	$—	139.2
(1) The gain was included in Other (expense) income on the Condensed Consolidated Statements of Comprehensive Income.
We allocated the net income of the consolidated VIEs to the noncontrolling interest holders as Net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Comprehensive Income.
Impairment
There were no significant other-than-temporary impairment charges on investments for the six months ended June 30, 2023 and 2022.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings. The table below shows the movement in our investments reported at fair value.

(in millions)	2023	2022
Fair value investments as of January 1,	$794.9	639.6
Investments(1)	123.8	121.8
Distributions	(11.1)	(21.4)
Change in fair value, net	(110.5)	65.3
Foreign currency translation adjustments, net	5.4	(19.2)
Fair value investments as of June 30,	$802.5	786.1
(1) In the second quarter of 2023, $63.8 million in Notes receivable matured and (inclusive of accrued interest) converted to equity.

See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of March 31, 2023	688.4	316.4	1,004.8	$192.36	1.66
Granted	345.2	151.8	497.0	137.67
Vested	(15.1)	—	(15.1)	131.67
Forfeited	(15.1)	(4.6)	(19.7)	186.15
Unvested as of June 30, 2023	1,003.4	463.6	1,467.0	$174.54	1.85

Unvested as of March 31, 2022	786.8	466.1	1,252.9	$152.62	1.84
Granted	188.5	113.0	301.5	224.59
Vested	(28.6)	—	(28.6)	129.96
Forfeited	(7.7)	(2.2)	(9.9)	173.02
Unvested as of June 30, 2022	939.0	576.9	1,515.9	$167.23	1.98

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78	1.79
Granted	345.2	182.8	528.0	136.13
Vested	(160.7)	(257.2)	(417.9)	116.49
Forfeited	(22.4)	(29.0)	(51.4)	148.89
Unvested as of June 30, 2023	1,003.4	463.6	1,467.0	$174.54	1.85

Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27	1.99
Granted	188.5	113.0	301.5	223.61
Vested	(151.4)	(175.1)	(326.5)	147.57
Forfeited	(10.5)	(7.0)	(17.5)	173.44
Unvested as of June 30, 2022	939.0	576.9	1,515.9	$167.23	1.98
As of June 30, 2023, we had $104.5 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2027.

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

(in millions)	June 30, 2023	December 31, 2022
Long-term debt, fair value	$363.3	360.9
Long-term debt, carrying value, net of debt issuance costs	380.7	372.8
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2023 and December 31, 2022, investments at fair value using NAV were $314.1 million and $284.6 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2023			December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$50.3	—	438.1	58.3	—	452.0
Foreign currency forward contracts receivable	—	4.2	—	—	3.7	—
Warehouse receivables	—	1,049.0	—	—	463.2	—
Deferred compensation plan assets	—	559.5	—	—	517.9	—
Mortgage banking derivative assets	—	—	198.7	—	—	190.2
Total assets at fair value	$50.3	1,612.7	636.8	58.3	984.8	642.2
Liabilities
Foreign currency forward contracts payable	$—	9.2	—	—	4.8	—
Deferred compensation plan liabilities	—	517.1	—	—	485.4	—
Earn-out liabilities	—	—	64.3	—	—	73.2
Mortgage banking derivative liabilities	—	—	139.6	—	—	169.5
Total liabilities at fair value	$—	526.3	203.9	—	490.2	242.7
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early to mid-stage non-public entities where we elected the fair value option. To the extent there are changes in fair value, we recognize such changes through Equity earnings/losses. Such changes are generally the result of pricing in subsequent funding rounds, changes in business strategy or performance updates from the investee, several of which occurred in the second quarter of 2023. For most of our investments, the carrying value was deemed to approximate fair value due to the proximity of the investment date, or date of most recent financing raise, to the balance sheet date, as well as consideration of investee-level performance updates.
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

(in billions)	June 30, 2023	December 31, 2022
Foreign currency forward contracts, gross notional value	$1.76	1.81
Foreign currency forward contracts, net basis	1.08	1.02

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	June 30, 2023	December 31, 2022
Net asset, receivable positions	$5.4	7.7
Net asset, payable positions	(1.2)	(4.0)
Foreign currency forward contracts receivable	$4.2	3.7

Net liability, receivable positions	$(1.7)	(1.6)
Net liability, payable positions	10.9	6.4
Foreign currency forward contracts payable	$9.2	4.8
Warehouse Receivables
As of June 30, 2023 and December 31, 2022, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
Deferred Compensation
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Condensed Consolidated Balance Sheet as Deferred compensation plan assets, long-term deferred compensation plan liabilities, included in Deferred compensation, and as a reduction of equity, Shares held in trust. The components of the plan are presented in the following table.

(in millions)	June 30, 2023	December 31, 2022
Deferred compensation plan assets	$559.5	517.9
Long-term deferred compensation plan liabilities	517.1	485.4
Shares held in trust	11.6	9.8
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

(in millions)	Balance as of March 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers In(2)	Balance as of June 30, 2023
Investments	$466.5	(103.9)	0.7	11.0	—	63.8	$438.1
Mortgage banking derivative assets and liabilities, net	12.8	43.9	—	37.4	(35.0)	—	59.1
Earn-out liabilities	73.1	(0.6)	—	—	(8.2)	—	64.3

(in millions)	Balance as of March 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of June 30, 2022
Investments	$344.2	45.3	—	71.1	(0.2)	$460.4
Mortgage banking derivative assets and liabilities, net	37.1	2.2	—	48.4	(66.1)	21.6
Earn-out liabilities	79.5	1.0	(0.3)	—	(5.3)	74.9

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers In(2)	Balance as of June 30, 2023
Investments	$452.0	(99.0)	1.2	20.1	—	63.8	$438.1
Mortgage banking derivative assets and liabilities, net	20.7	38.9	—	68.5	(69.0)	—	59.1
Earn-out liabilities	73.2	(0.6)	0.2	—	(8.5)	—	64.3

(in millions)	Balance as of December 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of June 30, 2022
Investments	$303.5	62.5	—	94.6	(0.2)	$460.4
Mortgage banking derivative assets and liabilities, net	21.9	22.6	—	86.0	(108.9)	21.6
Earn-out liabilities	84.1	0.3	(0.4)	2.0	(11.1)	74.9
(1) CTA: Currency translation adjustments
(2) In the second quarter of 2023, Notes receivable (inclusive of accrued interest) converted to equity upon maturity and was classified as a Level 3 investment immediately.
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

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the six months ended June 30, 2023 or 2022. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.
9.DEBT
Debt is composed of the following obligations.

($ in millions)	June 30, 2023	December 31, 2022
Short-term debt:
Local overdraft facilities	$13.0	21.2
Other short-term borrowings	99.1	143.0
Total short-term debt	$112.1	164.2
Credit facility, net of debt issuance costs of $9.5 and $11.2	1,840.5	1,213.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.5 and $0.5	190.4	186.5
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.6 and $0.6	190.3	186.3
Total debt	$2,333.3	1,750.8
Credit Facilities
We have a $3.35 billion unsecured revolving credit facility (the "Facility") that matures on April 14, 2026. Pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing as of June 30, 2023 at Adjusted Term SOFR plus 0.99%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both June 30, 2023 and December 31, 2022.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both June 30, 2023 and December 31, 2022.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Average outstanding borrowings	$2,315.8	1,581.9	$2,019.5	1,135.0
Average effective interest rate	5.9%	1.6%	5.7%	1.4%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $53.8 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2023, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2023.
Warehouse Facilities

	June 30, 2023		December 31, 2022
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY(1) plus 1.30%, expires September 18, 2023	$397.2	700.0	215.7	700.0
SOFR plus 1.30%, expires September 15, 2023	387.4	1,200.0	132.3	1,200.0
SOFR plus 1.40%, expires July 28, 2023(2)	78.7	400.0	9.0	400.0
Fannie Mae ASAP(3) program, SOFR plus 1.25%	78.7	n/a	99.2	n/a
Gross warehouse facilities	942.0	2,300.0	456.2	2,300.0
Debt issuance costs	(0.2)	n/a	(0.9)	n/a
Total warehouse facilities	$941.8	2,300.0	455.3	2,300.0
(1) Bloomberg Short-Term Bank Yield Index rate ("BSBY")
(2) In July 2023, we extended the term of the Warehouse facility to July 26, 2024.
(3) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of June 30, 2023.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. As of June 30, 2023 and December 31, 2022, these receivables were $2.2 million and $22.5 million, respectively, and are included in Notes and other receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2022	$2.2
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	4.4
Claims paid	—
June 30, 2023	$6.9

December 31, 2021	$1.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	(0.1)
Claims paid	—
June 30, 2022	$1.1
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2023 and December 31, 2022, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $19.9 billion and $18.3 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2023 and December 31, 2022, the loss-sharing guarantee obligations were $30.2 million and $29.0 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred during the six months ended June 30, 2023 and 2022.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. The loan loss guarantee reserve was $24.8 million as of both June 30, 2023 and December 31, 2022, and is included within Other liabilities on our Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Severance and other employment-related charges	$5.8	8.3	$31.5	11.6
Restructuring, pre-acquisition and post-acquisition charges	5.1	13.9	13.3	28.1
Stock-based compensation expense for post-acquisition retention awards	1.5	2.7	3.3	5.4
Fair value adjustments to earn-out liabilities	(0.6)	1.0	(0.6)	0.3
Restructuring and acquisition charges	$11.8	25.9	$47.5	45.4
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of June 30, 2023 will be paid during the next twelve months.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2023	$(64.2)	(557.2)	$(621.4)
Other comprehensive (loss) income before reclassification	(1.1)	11.1	10.0
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.1)	11.1	10.0
Balance as of June 30, 2023	$(65.3)	(546.1)	$(611.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2022	$(42.7)	(376.8)	$(419.5)
Other comprehensive loss before reclassification	—	(164.4)	(164.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(164.4)	(164.4)
Balance as of June 30, 2022	$(42.7)	(541.2)	$(583.9)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive (loss) income before reclassification	(1.1)	37.9	36.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.1)	37.9	36.8
Balance as of June 30, 2023	$(65.3)	(546.1)	$(611.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
Other comprehensive loss before reclassification	—	(188.5)	(188.5)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(188.5)	(188.5)
Balance as of June 30, 2022	$(42.7)	(541.2)	$(583.9)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Condensed Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2023, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2023.
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
Equity Earnings and Incentive Fees
Equity earnings may vary substantially from period to period for a variety of reasons, including as a result of (i) valuation increases (decreases) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared with a prior year.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2023 and 2022 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•MENA: Middle East & North Africa
•n.m.: not meaningful, represented by a percentage change of greater than 1,000% or a change in margin of greater than 10,000 basis points ("bps"), favorable or unfavorable.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2023	2022	U.S. dollars
Markets Advisory	$1,025.4	1,118.2	(92.8)	(8)%	(7)%
Capital Markets	448.0	684.5	(236.5)	(35)	(34)
Work Dynamics	3,374.6	3,310.5	64.1	2	3
JLL Technologies	60.6	50.7	9.9	20	20
LaSalle	143.9	114.5	29.4	26	26
Revenue	$5,052.5	5,278.4	(225.9)	(4)%	(4)%
Gross contract costs	(3,205.8)	(3,128.4)	(77.4)	2	3
Net non-cash MSR and mortgage banking derivative activity	0.6	(11.2)	11.8	(105)	(106)
Fee revenue	$1,847.3	2,138.8	(291.5)	(14)%	(13)%
Markets Advisory	741.1	855.8	(114.7)	(13)	(13)
Capital Markets	435.5	660.7	(225.2)	(34)	(34)
Work Dynamics	477.8	467.0	10.8	2	3
JLL Technologies	56.5	48.0	8.5	18	18
LaSalle	136.4	107.3	29.1	27	28
Compensation and benefits, excluding gross contract costs	$1,332.5	1,530.4	(197.9)	(13)%	(12)%
Operating, administrative and other expenses, excluding gross contract costs	293.3	303.2	(9.9)	(3)	(2)
Depreciation and amortization	59.9	55.4	4.5	8	9
Restructuring and acquisition charges	11.8	25.9	(14.1)	(54)	(57)
Total fee-based operating expenses	1,697.5	1,914.9	(217.4)	(11)	(11)
Gross contract costs	3,205.8	3,128.4	77.4	2	3
Total operating expenses	$4,903.3	5,043.3	(140.0)	(3)%	(2)%
Operating income	$149.2	235.1	(85.9)	(37)%	(37)%
Equity (losses) earnings	$(103.5)	53.6	(157.1)	(293)%	(293)%
Adjusted EBITDA	$116.1	359.0	(242.9)	(68)%	(68)%
Net income margin attributable to common shareholders (USD basis)	—%	3.7%	(370) bps		n/a
Adjusted EBITDA margin (local currency basis)	6.2%	16.8%	(1,050) bps		(1,060) bps
Adjusted EBITDA margin (USD basis)	6.3%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2023	2022	U.S. dollars
Markets Advisory	$1,931.8	2,117.7	(185.9)	(9)%	(7)%
Capital Markets	805.1	1,285.1	(480.0)	(37)	(36)
Work Dynamics	6,650.8	6,344.1	306.7	5	7
JLL Technologies	122.0	100.1	21.9	22	22
LaSalle	258.3	232.8	25.5	11	13
Revenue	$9,768.0	10,079.8	(311.8)	(3)%	(2)%
Gross contract costs	(6,339.1)	(6,032.9)	(306.2)	5	7
Net non-cash MSR and mortgage banking derivative activity	2.4	(7.6)	10.0	(132)	(132)
Fee revenue	$3,431.3	4,039.3	(608.0)	(15)%	(14)%
Markets Advisory	1,368.4	1,597.0	(228.6)	(14)	(13)
Capital Markets	785.1	1,252.2	(467.1)	(37)	(36)
Work Dynamics	919.8	877.5	42.3	5	7
JLL Technologies	114.3	93.3	21.0	23	23
LaSalle	243.7	219.3	24.4	11	14
Compensation and benefits, excluding gross contract costs	$2,512.6	2,908.2	(395.6)	(14)%	(12)%
Operating, administrative and other expenses, excluding gross contract costs	584.4	572.7	11.7	2	4
Depreciation and amortization	117.4	109.8	7.6	7	9
Restructuring and acquisition charges	47.5	45.4	2.1	5	6
Total fee-based operating expenses	3,261.9	3,636.1	(374.2)	(10)	(9)
Gross contract costs	6,339.1	6,032.9	306.2	5	7
Total operating expenses	$9,601.0	9,669.0	(68.0)	(1)%	1%
Operating income	$167.0	410.8	(243.8)	(59)%	(61)%
Equity (losses) earnings	$(106.1)	72.1	(178.2)	(247)%	(247)%
Adjusted EBITDA	$225.1	632.6	(407.5)	(64)%	(65)%
Net (loss) income margin attributable to common shareholders (USD basis)	(0.1)%	3.4%	(350) bps		n/a
Adjusted EBITDA margin (local currency basis)	6.3%	15.7%	(910) bps		(940) bps
Adjusted EBITDA margin (USD basis)	6.6%

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
Gain/loss on disposition reflects the gain or loss recognized on the sale or disposition of businesses. Given the low frequency of business disposals by the company historically, the gain or loss directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2023, the $1.8 million loss related to the disposition of a business in Markets Advisory. In 2022, the $7.5 million net loss included $10.5 million of loss related to the disposition of the Russia business, partially offset by a $3.0 million gain related to a disposition within JLL Technologies.

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
Reconciliation of Non-GAAP Financial Measures
Below are reconciliations of (i) Revenue to Fee revenue and (ii) Operating expenses to Fee-based operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$5,052.5	5,278.4	$9,768.0	10,079.8
Adjustments:
Gross contract costs	(3,205.8)	(3,128.4)	(6,339.1)	(6,032.9)
Net non-cash MSR and mortgage banking derivative activity	0.6	(11.2)	2.4	(7.6)
Fee revenue	$1,847.3	2,138.8	$3,431.3	4,039.3

Operating expenses	$4,903.3	5,043.3	$9,601.0	9,669.0
Less: Gross contract costs	(3,205.8)	(3,128.4)	(6,339.1)	(6,032.9)
Fee-based operating expenses	$1,697.5	1,914.9	$3,261.9	3,636.1

Operating income	$149.2	235.1	$167.0	410.8
Below is a reconciliation of Net income (loss) attributable to common shareholders to EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$2.5	193.9	$(6.7)	339.5
Add:
Interest expense, net of interest income	40.5	15.7	66.8	25.9
Income tax provision (benefit)	0.8	72.8	(1.5)	113.1
Depreciation and amortization(1)	59.0	54.4	115.5	108.8
EBITDA	$102.8	336.8	$174.1	587.3
Adjustments:
Restructuring and acquisition charges	11.8	25.9	47.5	45.4
Net loss on disposition	1.8	7.5	1.8	7.5
Net non-cash MSR and mortgage banking derivative activity	0.6	(11.2)	2.4	(7.6)
Interest on employee loans, net of forgiveness	(0.9)	—	(0.7)	—
Adjusted EBITDA	$116.1	359.0	$225.1	632.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	% Change	2023	% Change
Revenue:
At current period exchange rates	$5,052.5	(4)%	$9,768.0	(3)%
Impact of change in exchange rates	37.5	n/a	158.1	n/a
At comparative period exchange rates	$5,090.0	(4)%	$9,926.1	(2)%

Fee revenue:
At current period exchange rates	$1,847.3	(14)%	$3,431.3	(15)%
Impact of change in exchange rates	9.5	n/a	50.3	n/a
At comparative period exchange rates	$1,856.8	(13)%	$3,481.6	(14)%

Operating income:
At current period exchange rates	$149.2	(37)%	$167.0	(59)%
Impact of change in exchange rates	(1.5)	n/a	(6.6)	n/a
At comparative period exchange rates	$147.7	(37)%	$160.4	(61)%

Adjusted EBITDA:
At current period exchange rates	$116.1	(68)%	$225.1	(64)%
Impact of change in exchange rates	(1.1)	n/a	(4.1)	n/a
At comparative period exchange rates	$115.0	(68)%	$221.0	(65)%

Revenue
For the second quarter, revenue and fee revenue decreased 4% and 13%, respectively, compared with the prior-year quarter. Businesses with resilient revenues continued to deliver fee revenue growth for the quarter, as JLL Technologies grew 18%; Property Management, within Markets Advisory, grew 9%; and Workplace Management, within Work Dynamics, grew 2%. Consistent with the first quarter, economic headwinds and continued interest rate uncertainty adversely impacted most of our transaction-based businesses, notably Investment Sales and Debt/Equity Advisory within Capital Markets, Leasing within Markets Advisory, and Portfolio Services and Other within Work Dynamics. However, Project Management, within Work Dynamics, was up 8% due to continued demand in several geographies. LaSalle's double-digit top-line growth was attributable to higher incentive fees.
For the first half of 2023, consolidated revenue and fee revenue were down 2% and 14%, respectively, compared with 2022. The year-to-date drivers of change between the two years were similar to the quarter-to-date drivers noted above.
The following highlights revenue and fee revenue by segment, for the current and prior-year quarters ($ in millions). Refer to segment operating results for further detail.
Our consolidated fee revenue declined 14% in U.S. dollars (“USD”) and 13% in local currency for the second quarter of 2023, compared with 2022. Year-to-date, consolidated fee revenue declined 15% in USD and 14% in local currency compared with last year. The quarter-to-date and year-to-date spreads were relatively consistent given the mix of currencies which strengthened or weakened against the U.S. dollar.
Operating Expenses
Consolidated operating expenses were $4.9 billion for the second quarter, down 2% from 2022, and $9.6 billion for the first half of 2023, up 1% from 2022, while consolidated fee-based operating expenses were $1.7 billion for the second quarter, down 11% from the prior-year quarter, and $3.3 billion for the first six months of 2023, down 9%. The decrease in expenses was primarily attributable to our Capital Markets and Markets Advisory segments, partially offset by revenue-related expense growth in Work Dynamics and LaSalle. The decline in JLL Technologies expense was associated with carried interest.

For the second quarter of 2023, Restructuring and acquisition charges decreased compared with the prior-year period, driven by a (i) less expense associated with M&A activities, (ii) lower severance and other employment-related charges from cost-out actions and (iii) expenses in the prior year associated with the disposition of our business in Russia; refer to following table for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Severance and other employment-related charges	$5.8	8.3	$31.5	11.6
Restructuring, pre-acquisition and post-acquisition charges	6.6	16.6	16.6	33.5
Fair value adjustments that resulted in a net (decrease) increase to earn-out liabilities from prior-period acquisition activity	(0.6)	1.0	(0.6)	0.3
Total restructuring and acquisition charges	$11.8	25.9	$47.5	45.4
Interest Expense
Interest expense, net of interest income, for the three and six months ended June 30, 2023 was $40.5 million and $66.8 million compared with $15.7 million and $25.9 million in the prior-year periods. The increase reflected a higher effective interest rate on our facilities as well as an increase in the average outstanding borrowings. Refer to the Liquidity and Capital Resources section for additional details on our debt.
Equity (Losses) Earnings
The following details equity (losses) earnings by relevant segment. Refer to the segment discussions for additional details.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
JLL Technologies	$(103.9)	44.7	$(99.0)	63.5
LaSalle	(5.1)	7.0	(13.9)	5.1
Other	5.5	1.9	6.8	3.5
Total equity (losses) earnings	$(103.5)	53.6	$(106.1)	72.1
Other (Expense) Income
Other non-operating expense was $1.2 million and $1.1 million for the three and six months ended June 30, 2023, compared with income of $135.3 million and $135.5 million for the comparable periods in 2022. During the second quarter of 2022, Other income included a $142.3 million gain by a consolidated variable interest entity in which we held no equity interest. This gain, therefore, is also included in net income attributable to noncontrolling interest, and as a result, there is no net impact to Net income attributable to common shareholders (or other measures like Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share). Also in the second quarter of 2022, we recognized a $10.5 million loss related to the disposition of our Russia business.
Income Taxes
The income tax provision was $0.8 million for the three months ended June 30, 2023, while the income tax benefit was $1.5 million for the six months ended June 30, 2023, representing an effective tax rate ("ETR") of 21.0% for both periods. For the three and six months ended June 30, 2022, the income tax provision was $72.8 million and $113.1 million, representing an ETR of 17.8% and 19.1%, respectively.

Net Income (Loss) and Adjusted EBITDA
Net income attributable to common shareholders was $2.5 million for the three months ended June 30, 2023, compared with $193.9 million in the prior-year quarter. For the first half of 2023, net loss attributable to common shareholders was $6.7 million, compared with net income of $339.5 million in 2022. Adjusted EBITDA was $116.1 million and $225.1 million for the second quarter and first half of 2023, compared with $359.0 million and $632.6 million in the respective prior-year periods.
Net income margin attributable to common shareholders for the second quarter was zero, compared with 3.7% in the prior-year quarter. Adjusted EBITDA margin for the second quarter, calculated on a fee-revenue basis, was 6.3% in USD (6.2% in local currency), compared with 16.8% in 2022.
Approximately 740 basis points, or 70%, of the adjusted EBITDA margin contraction was driven by the change in equity earnings/losses, net of carried interest. The residual decline was primarily due to lower transaction-based revenue, specifically Investment Sales, Debt/Equity Advisory, and Leasing. In addition, recent cost reduction actions mostly offset investments to drive future growth.

Segment Operating Results
We manage and report our operations as five business segments: Markets Advisory, Capital Markets, Work Dynamics, JLL Technologies and LaSalle. Markets Advisory offers a wide range of real estate services, including agency leasing and tenant representation, property management, and advisory and consulting services. Our Capital Markets service offerings include investment sales, equity and debt advisory, loan servicing, and valuations. Our Work Dynamics business provides a broad suite of integrated services to occupiers of real estate, including facility and project management, as well as portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to owner-occupiers. Our JLL Technologies segment offers software products, solutions and services, while LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
For segment reporting, (i) gross contract costs and (ii) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining Fee revenue. Gross contract costs are excluded from operating expenses in determining Fee-based operating expenses. In addition, our measure of segment results also excludes Restructuring and acquisition charges.

Markets Advisory

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$1,025.4	1,118.2	(92.8)	(8)%	(7)%
Gross contract costs	(284.3)	(262.4)	(21.9)	8	10
Fee revenue	$741.1	855.8	(114.7)	(13)%	(13)%
Leasing	588.0	703.5	(115.5)	(16)	(16)
Property Management	131.0	122.2	8.8	7	9
Advisory, Consulting and Other	22.1	30.1	(8.0)	(27)	(25)
Compensation and benefits, excluding gross contract costs	$546.4	618.5	(72.1)	(12)%	(11)%
Operating, administrative and other expenses, excluding gross contract costs	93.3	103.8	(10.5)	(10)	(9)
Depreciation and amortization	17.4	17.3	0.1	1	2
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	657.1	739.6	(82.5)	(11)	(11)
Gross contract costs	284.3	262.4	21.9	8	10
Segment operating expenses	$941.4	1,002.0	(60.6)	(6)%	(5)%
Equity (losses) earnings	$(0.1)	0.4	(0.5)	(125)%	(97)%
Adjusted EBITDA	$99.4	134.0	(34.6)	(26)%	(26)%
Adjusted EBITDA margin (local currency basis)	13.2%	15.7%	(230) bps		(250) bps
Adjusted EBITDA margin (USD basis)	13.4%

Markets Advisory (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$1,931.8	2,117.7	(185.9)	(9)%	(7)%
Gross contract costs	(563.4)	(520.7)	(42.7)	8	11
Fee revenue	$1,368.4	1,597.0	(228.6)	(14)%	(13)%
Leasing	1,070.5	1,300.4	(229.9)	(18)	(17)
Property Management	258.1	240.8	17.3	7	10
Advisory, Consulting and Other	39.8	55.8	(16.0)	(29)	(26)
Compensation and benefits, excluding gross contract costs	$1,007.4	1,159.3	(151.9)	(13)%	(12)%
Operating, administrative and other expenses, excluding gross contract costs	186.9	195.7	(8.8)	(4)	(3)
Depreciation and amortization	34.5	34.4	0.1	—	2
Segment fee-based operating expenses	1,228.8	1,389.4	(160.6)	(12)	(10)
Gross contract costs	563.4	520.7	42.7	8	11
Segment operating expenses	$1,792.2	1,910.1	(117.9)	(6)%	(5)%
Equity earnings	$0.2	0.9	(0.7)	(78)%	(72)%
Adjusted EBITDA	$171.0	245.2	(74.2)	(30)%	(31)%
Adjusted EBITDA margin (local currency basis)	12.3%	15.4%	(290) bps		(310) bps
Adjusted EBITDA margin (USD basis)	12.5%
The declines in Markets Advisory revenue and fee revenue, both on a year-to-date and quarter-to-date basis, were predominantly driven by Leasing, which continues to reflect (i) lower transaction volume across asset types, particularly in the office and industrial sectors, and (ii) a decrease in average deal size across most asset types, most notably in the U.S. office sector. Specific to the office sector, our change in Leasing was in line with trends in global market volumes as gross absorption fell 14% globally, according to JLL Research. The decreases in Advisory, Consulting and Other, for both the quarter and first half of the year, were substantially driven by the absence of revenues associated with a business exited during the fourth quarter of 2022. These decreases were partially offset by Property Management growth, which was primarily attributable to portfolio expansion in the Americas and incremental fees from interest-rate sensitive contract terms in the United Kingdom.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter, compared with the prior-year quarter, were primarily due to lower commissions expense, correlated with the revenue decline, as well as lower incentive compensation expense, reflecting segment performance.
The second-quarter adjusted EBITDA margin contraction was predominantly attributable to the lower Leasing fee revenue, net of the decreased operating expenses noted above.

Capital Markets

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$448.0	684.5	(236.5)	(35)%	(34)%
Gross contract costs	(13.1)	(12.6)	(0.5)	4	6
Net non-cash MSR and mortgage banking derivative activity	0.6	(11.2)	11.8	(105)	(106)
Fee revenue	$435.5	660.7	(225.2)	(34)%	(34)%
Investment Sales, Debt/Equity Advisory and Other	309.9	528.0	(218.1)	(41)	(41)
Valuation Advisory	86.6	92.3	(5.7)	(6)	(5)
Loan Servicing	39.0	40.4	(1.4)	(3)	(3)
Compensation and benefits, excluding gross contract costs	$335.4	469.9	(134.5)	(29)%	(28)%
Operating, administrative and other expenses, excluding gross contract costs	69.2	64.8	4.4	7	7
Depreciation and amortization	16.2	15.4	0.8	5	5
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	420.8	550.1	(129.3)	(24)	(23)
Gross contract costs	13.1	12.6	0.5	4	6
Segment operating expenses	$433.9	562.7	(128.8)	(23)%	(23%)
Equity earnings	$4.8	0.6	4.2	700%	761%
Adjusted EBITDA	$36.0	126.7	(90.7)	(72)%	(72)%
Adjusted EBITDA margin (local currency basis)	8.2%	19.2%	(1,090) bps		(1,100) bps
Adjusted EBITDA margin (USD basis)	8.3%

Capital Markets (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$805.1	1,285.1	(480.0)	(37)%	(36)%
Gross contract costs	(22.4)	(25.3)	2.9	(11)	(9)
Net non-cash MSR and mortgage banking derivative activity	2.4	(7.6)	10.0	(132)	(132)
Fee revenue	$785.1	1,252.2	(467.1)	(37)%	(36)%
Investment Sales, Debt/Equity Advisory and Other	545.1	996.5	(451.4)	(45)	(45)
Valuation Advisory	163.6	175.4	(11.8)	(7)	(4)
Loan Servicing	76.4	80.3	(3.9)	(5)	(5)
Compensation and benefits, excluding gross contract costs	$619.3	888.1	(268.8)	(30)%	(29)%
Operating, administrative and other expenses, excluding gross contract costs	125.3	120.7	4.6	4	6
Depreciation and amortization	32.1	31.0	1.1	4	4
Segment fee-based operating expenses	776.7	1,039.8	(263.1)	(25)	(24)
Gross contract costs	22.4	25.3	(2.9)	(11)	(9)
Segment operating expenses	$799.1	1,065.1	(266.0)	(25)%	(24)%
Equity earnings	$5.4	1.4	4.0	286%	285%
Adjusted EBITDA	$46.7	244.9	(198.2)	(81)%	(81)%
Adjusted EBITDA margin (local currency basis)	5.8%	19.6%	(1,370) bps		(1,380) bps
Adjusted EBITDA margin (USD basis)	5.9%
The lower Capital Markets revenue and fee revenue for the quarter and first half of the year reflected muted transaction volume compared with 2022. This impact was most acute in Investment Sales and Debt/Equity Advisory, which experienced declines across all asset classes and most geographies compared with the prior-year quarter. This outperformed global trends as second-quarter market volumes for investment sales were down 54% in USD (53% in local currency), according to JLL Research. The net decline in Loan Servicing, both on a year-to-date and quarter-to-date basis, was attributable to lower prepayment fees (down $3.7 million for the quarter and $8.2 million for the first half of the year), as refinancing activity slowed over the last twelve months, mostly offset by continued growth in the portfolio originated under the Fannie Mae DUS program.
The net decreases in segment operating expenses and segment fee-based operating expenses for the quarter and first half of the year, compared with the prior-year periods, were almost entirely due to lower commissions expense, correlated with the decline in revenue, as well as lower incentive compensation expense, reflecting segment performance. While not as impactful on the year-to-date performance, the change in the loan loss reserve was a $7.0 million negative impact (reflected in Operating, administrative and other expenses) to the current quarter, compared with last year.
The second-quarter adjusted EBITDA margin contraction was predominantly driven by the meaningful decline in fee revenue, net of the expense drivers noted above. In addition, higher equity earnings, which are not expected to recur in future years, provided a modest performance boost for the current quarter.

Work Dynamics

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$3,374.6	3,310.5	64.1	2%	3%
Gross contract costs	(2,896.8)	(2,843.5)	(53.3)	2	3
Fee revenue	$477.8	467.0	10.8	2%	3%
Workplace Management	188.2	184.9	3.3	2	2
Project Management	229.7	214.9	14.8	7	8
Portfolio Services and Other	59.9	67.2	(7.3)	(11)	(11)
Compensation and benefits, excluding gross contract costs	$321.0	304.0	17.0	6%	6%
Operating, administrative and other expenses, excluding gross contract costs	101.2	106.3	(5.1)	(5)	(4)
Depreciation and amortization	19.9	17.0	2.9	17	18
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	442.1	427.3	14.8	3	4
Gross contract costs	2,896.8	2,843.5	53.3	2	3
Segment operating expenses	$3,338.9	3,270.8	68.1	2%	3%
Equity earnings	$0.8	0.9	(0.1)	(11)%	(15)%
Adjusted EBITDA	$56.2	57.6	(1.4)	(2)%	(3)%
Adjusted EBITDA margin (local currency basis)	11.6%	12.4%	(60) bps		(80) bps
Adjusted EBITDA margin (USD basis)	11.8%

Work Dynamics (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$6,650.8	6,344.1	306.7	5%	7%
Gross contract costs	(5,731.0)	(5,466.6)	(264.4)	5	7
Fee revenue	$919.8	877.5	42.3	5%	7%
Workplace Management	371.4	366.9	4.5	1	3
Project Management	440.6	390.6	50.0	13	15
Portfolio Services and Other	107.8	120.0	(12.2)	(10)	(9)
Compensation and benefits, excluding gross contract costs	$626.0	585.8	40.2	7%	9%
Operating, administrative and other expenses, excluding gross contract costs	212.7	200.1	12.6	6	9
Depreciation and amortization	39.2	33.5	5.7	17	20
Segment fee-based operating expenses	877.9	819.4	58.5	7	10
Gross contract costs	5,731.0	5,466.6	264.4	5	7
Segment operating expenses	$6,608.9	6,286.0	322.9	5%	7%
Equity earnings	$1.2	1.2	—	—%	—%
Adjusted EBITDA	$81.9	92.8	(10.9)	(12)%	(15)%
Adjusted EBITDA margin (local currency basis)	8.5%	10.6%	(170) bps		(210) bps
Adjusted EBITDA margin (USD basis)	8.9%
Work Dynamics revenue and fee revenue increases compared with the prior-year quarter were driven by strength in Project Management and modest growth in Workplace Management, partially offset by lower Portfolio Services and Other. Project Management had continued demand in certain geographies, most notably Australia, France, MENA and the U.K. for the second quarter (U.S., France, MENA and the U.K. on a half-year view). The decline in Portfolio Services revenue reflected the meaningful correlation between Portfolio Services and Leasing activity.
The increases in segment operating expenses and segment fee-based operating expenses for the first half of the year, compared with the prior-year period, were primarily due to revenue-related expense growth over the trailing twelve months and first-quarter 2023 contract losses (included in Operating, administrative and other expenses) related to certain Tetris contracts in Europe. For the second quarter, compared with the prior-year quarter, continued investments in technology and headcount to support contract wins and a charge related to the final settlement associated with a legal claim drove the increases in segment operating expenses and segment fee-based operating expenses.
The net second-quarter adjusted EBITDA margin contraction was attributable to the decline in higher-margin Portfolio Services revenue and continued investments in technology and headcount to support future growth. In addition, and partially offsetting these dilutive impacts, the prior-year margin reflected $4.1 million of net contract losses in Europe which did not recur this quarter.

JLL Technologies

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$60.6	50.7	9.9	20%	20%
Gross contract costs	(4.1)	(2.7)	(1.4)	52	53
Fee revenue	$56.5	48.0	8.5	18%	18%
Compensation and benefits, excluding gross contract costs(1)	$45.3	65.8	(20.5)	(31)%	(31%)
Operating, administrative and other expenses, excluding gross contract costs	12.5	13.9	(1.4)	(10)	(9)
Depreciation and amortization	4.1	3.9	0.2	5	6
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	61.9	83.6	(21.7)	(26)	(26)
Gross contract costs	4.1	2.7	1.4	52	53
Segment operating expenses	$66.0	86.3	(20.3)	(24%)	(23%)
Equity (losses) earnings	$(103.9)	44.7	(148.6)	(332)%	(332)%
Adjusted EBITDA	$(105.2)	12.9	(118.1)	(916)%	(914)%
Adjusted EBITDA margin (local currency basis)	(186.9)%	27.0%	n.m.		n.m.
Adjusted EBITDA margin (USD basis)	(186.2)%

JLL Technologies (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$122.0	100.1	21.9	22%	22%
Gross contract costs	(7.7)	(6.8)	(0.9)	13	13
Fee revenue	$114.3	93.3	21.0	23%	23%
Compensation and benefits, excluding gross contract costs(1)	$106.6	128.0	(21.4)	(17)%	(16%)
Operating, administrative and other expenses, excluding gross contract costs	27.2	28.1	(0.9)	(3)	(3)
Depreciation and amortization	8.0	7.7	0.3	4	5
Segment fee-based operating expenses	141.8	163.8	(22.0)	(13)	(13)
Gross contract costs	7.7	6.8	0.9	13	13
Segment operating expenses	$149.5	170.6	(21.1)	(12)%	(12%)
Equity (losses) earnings	$(99.0)	63.5	(162.5)	(256)%	(256)%
Adjusted EBITDA	$(118.5)	0.6	(119.1)	n.m.	n.m.
Adjusted EBITDA margin (local currency basis)	(104.1)%	0.6%	n.m.		n.m.
Adjusted EBITDA margin (USD basis)	(103.7)%
(1) Included in Compensation and benefits expense for JLL Technologies is a reduction in carried interest expense of $10.0 million and $9.3 million for the three and six months ended June 30, 2023, respectively, and a carried interest expense of $9.8 million and $16.0 million for the three and six months ended June 30, 2022, related to Equity earnings of the segment.
The increases in JLL Technologies revenue and fee revenue over the prior-year quarter were primarily driven by growth in solutions and service offerings, largely from existing enterprise clients.
Equity losses for the quarter and first half of the year resulted from current-quarter valuation declines in JLL Technologies' investments due to subsequent financing rounds at decreased per-share values. These equity losses were predominantly driven by two investments for which we previously recognized significant equity earnings.
A notable driver of the change in Segment operating loss is a $10.0 million reduction in carried interest expense this quarter ($9.3 million for the first half of the year) associated with the equity losses, compared with $9.8 million of incremental expense in the second quarter of 2022 ($16.0 million for the first half of 2022) associated with the equity earnings.
The second-quarter margin decline was entirely driven by the change in equity earnings/losses, net of carried interest, as fee revenue growth with recent cost reductions drove improvement in segment operating loss.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$143.9	114.5	29.4	26%	26%
Gross contract costs	(7.5)	(7.2)	(0.3)	4	4
Fee revenue	$136.4	107.3	29.1	27%	28%
Advisory fees	94.4	98.2	(3.8)	(4)	(3)
Transaction fees and other	6.2	8.1	(1.9)	(23)	(19)
Incentive fees	35.8	1.0	34.8	n.m.	n.m.
Compensation and benefits, excluding gross contract costs	$84.4	72.2	12.2	17%	18%
Operating, administrative and other expenses, excluding gross contract costs	17.1	14.4	2.7	19	20
Depreciation and amortization	2.3	1.8	0.5	28	30
Segment fee-based operating expenses (excluding restructuring & acquisition charges)	103.8	88.4	15.4	17	19
Gross contract costs	7.5	7.2	0.3	4	4
Segment operating expenses	$111.3	95.6	15.7	16%	17%
Equity (losses) earnings	$(5.1)	7.0	(12.1)	(173)%	(172)%
Adjusted EBITDA	$29.7	27.8	1.9	7%	7%
Adjusted EBITDA margin (local currency basis)	21.7%	26.0%	(420) bps		(430) bps
Adjusted EBITDA margin (USD basis)	21.8%

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$258.3	232.8	25.5	11%	13%
Gross contract costs	(14.6)	(13.5)	(1.1)	8	8
Fee revenue	$243.7	219.3	24.4	11%	14%
Advisory fees	189.1	188.9	0.2	—	2
Transaction fees and other	15.3	25.2	(9.9)	(39)	(36)
Incentive fees	39.3	5.2	34.1	656	671
Compensation and benefits, excluding gross contract costs	$153.3	147.0	6.3	4%	7%
Operating, administrative and other expenses, excluding gross contract costs	32.3	28.1	4.2	15	18
Depreciation and amortization	3.6	3.2	0.4	13	14
Segment fee-based operating expenses	189.2	178.3	10.9	6	9
Gross contract costs	14.6	13.5	1.1	8	8
Segment operating expenses	$203.8	191.8	12.0	6%	9%
Equity (losses) earnings	$(13.9)	5.1	(19.0)	(373)%	(372)%
Adjusted EBITDA	$44.0	49.1	(5.1)	(10)%	(9)%
Adjusted EBITDA margin (local currency basis)	17.9%	22.4%	(430) bps		(450) bps
Adjusted EBITDA margin (USD basis)	18.1%
For both the second quarter and first half of 2023, LaSalle revenue and fee revenue growth was driven by incentive fees earned on assets managed on behalf of clients, specifically in Japan and United States. Specific to the quarter, the slightly lower advisory fees were the result of recent valuation declines impacting assets under management. Advisory fees for the first six months were marginally up compared with 2022.
The equity losses on both a quarter-to-date and year-to-date basis were primarily attributable to net valuation declines in the co-investment portfolio. For the second quarter and first half of 2023, this decline was partially offset by the co-investment in a LaSalle-managed publicly-traded REIT in Japan, which had a notable negative share price movement in the prior-year periods.
The increases in segment operating expenses and segment fee-based operating expenses for the second quarter and first half of 2023, compared with the prior-year periods, were primarily driven by higher variable compensation expense associated with the increased incentive fees.
The second-quarter adjusted EBITDA margin contraction was primarily attributable to the net equity losses, partially offset by higher incentive fees.
As of June 30, 2023, LaSalle had $78.2 billion of AUM, a decrease of less than 1% in both USD and local currency from $78.5 billion as of March 31, 2023. The AUM change resulted from (i) $0.8 billion of dispositions and withdrawals, (ii) $0.5 billion of net valuation decreases and (iii) $0.1 billion of foreign currency increases, partially offset by (iv) $1.1 billion of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $479.3 million of cash in the first six months of 2023, compared with $539.4 million of cash used in operating activities during the same period in 2022. The year-over-year decrease in cash used in operating activities was primarily due to (i) lower incentive compensation and commission payments in 2023, compared with 2022, (ii) incremental cash inflow associated with trade receivables and (iii) $98.5 million of lower cash taxes paid compared with last year. This is partially offset by lower cash provided by earnings, largely attributable to the change in business performance for Capital Markets and Markets Advisory.
Cash Flows from Investing Activities
We used $160.7 million of cash for investing activities during the first six months of 2023, compared with $63.1 million used during the same period in 2022. The prior year included $137.0 million of net capital proceeds relating to less than wholly-owned subsidiaries that did not recur in 2023. In addition, there were less net capital contributions to investments in the first half of 2023 compared with 2022.
Cash Flows from Financing Activities
Financing activities provided $503.9 million of cash during the first six months of 2023, compared with $601.3 million provided during the same period in 2022. The net decrease of $97.4 million in cash inflows from financing activities substantially driven by a decrease in net borrowings on our Facility. This decrease in borrowings against the prior year was a product of lower incentive compensation payments in the first quarter of 2023 as well as less share repurchases in the first half of 2023 (refer to the Share Repurchases section below). Finally, the 2022 cash outflow relating to noncontrolling interest distributions included a $142.3 million gain by a consolidated variable interest entity in which the company held no equity interest that was also distributed in the first half of 2022 (offsetting the net capital proceeds from less than wholly-owned subsidiaries noted in cash flows from investing activities).
Debt
Our $3.35 billion Facility matures on April 14, 2026 and bears a variable interest rate. As of June 30, 2023, we had outstanding borrowings under the Facility of $1,840.5 million versus $1,213.8 million as of December 31, 2022. The average outstanding borrowings under our credit facilities were $2,315.8 million and $1,581.9 million (with average effective interest rates of 5.9% and 1.6%) during the three months ended June 30, 2023 and 2022, respectively, and $2,019.5 million and $1,135.0 million (with average effective interest rates of 5.7% and 1.4%) during the six months ended June 30, 2023 and 2022, respectively.
We had Short-term borrowings (including financing lease obligations, overdrawn bank accounts and local overdraft facilities) of $112.1 million and $164.2 million as of June 30, 2023 and December 31, 2022, respectively. In addition to our Facility, we had the capacity to borrow up to $53.8 million under local overdraft facilities as of June 30, 2023.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of June 30, 2023, we had a carrying value of $872.7 million in investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the first half of 2023 and 2022, funding of investments exceeded return of capital by $53.5 million and $108.3 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
See Note 6, Investments, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the six months ended June 30, 2023 and 2022 were $88.2 million and $86.9 million, respectively. Our capital expenditures in 2023 were primarily for purchased/developed software and leased office space improvements.
Business Acquisitions
During the six months ended June 30, 2023, we paid $35.6 million for business acquisitions. This included $13.6 million of payments relating to acquisitions in 2023 and $22.0 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $14.9 million as of June 30, 2023. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2023, we had the potential to make earn-out payments for a maximum of $105.0 million on 16 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total number of shares repurchased (in 000's)	139.3	1,397.9	139.3	2,013.2
Total paid for shares repurchased	$20.0	297.7	$20.0	447.7
As of June 30, 2023, $1,135.6 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2023 and December 31, 2022, we had total cash and cash equivalents of $402.5 million and $519.3 million, respectively, of which approximately $299.6 million and $400.8 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both June 30, 2023 and December 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2023 on our variable-rate debt, our results would reflect an incremental $5.0 million of interest expense for the six months ended June 30, 2023.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2023	2022
British pound	8%	8%
Euro	7	7
Australian dollar	5	6
Other(1)	21	20
Revenue exposed to foreign exchange rates	41%	41%
United States dollar	59	59
Total revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are a defendant or plaintiff in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these litigation matters are covered by insurance, including insurance provided through a captive insurance company, although they may nevertheless be subject to large deductibles and the amounts being claimed may exceed the available insurance. Although we cannot determine the ultimate liability for these matters based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2023.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2023 - April 30, 2023	—	$—	—
May 1, 2023 - May 31, 2023	72,332	$138.25	72,332
June 1, 2023 - June 30, 2023	66,963	$149.34	66,963	$1,135.6
Total	139,295		139,295

Item 6. Exhibits

Exhibit Number	Description
10.1*	Second Amended and Restated 2019 Stock Award and Incentive Plan effective as of May 25, 2023 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 25, 2023 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 14, 2023 (File No. 001-13145)

10.2*	Letter Agreement dated June 27, 2023 between Jones Lang LaSalle Inc. and Greg O’Brien

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2023.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)