Form 10-K
period 2023-12-31
JONES LANG LASALLE INC
filed 2024-02-27
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2023	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2023 was $7,382,022,432.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 21, 2024 was 47,442,613.
Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
For over 200 years, JLL, a leading global commercial real estate and investment management company, has helped clients buy, build, occupy, manage and invest in a variety of commercial, industrial, hotel, residential and retail properties. Driven by our purpose to shape the future of real estate for a better world, we help our clients, people and communities SEE A BRIGHTER WAYSM by using the most advanced technology to create rewarding opportunities, amazing spaces and sustainable real estate solutions. JLL is a Fortune 500® company with annual revenue of $20.8 billion, operations in over 80 countries and a global workforce of more than 106,000 as of December 31, 2023. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities. Through LaSalle Investment Management, we invest for clients on a global basis in both private assets and publicly-traded real estate securities.
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
OUR HISTORY
We began to establish our global services platform through the 1999 merger of the Jones Lang Wootton companies ("JLW," founded in England in 1783) with LaSalle Partners Incorporated ("LaSalle Partners," founded in the United States in 1968 and incorporated in 1997). We have grown our business by expanding our client base as well as service and product offerings, both organically and through a series of mergers and acquisitions. Our extensive global reach and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. These mergers and acquisitions have given us additional share and scale in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
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
We offer our real estate services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (ordered alphabetically):

• Critical Environments and Data Centers	• Hotels and Hospitality Facilities	• Office (including Flex Space)
• Cultural Facilities	• Industrial and Warehouse	• Residential (Individual and Multifamily)
• Educational Facilities	• Infrastructure Projects	• Retail and Shopping Malls
• Government Facilities	• Logistics (Sort and Fulfillment)	• Sports Facilities
• Healthcare and Laboratory Facilities	• Military Housing	• Transportation Centers

The following reflects our revenue and fee revenue by segment for the year ended December 31, 2023:
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
Our revenue was $20.8 billion and fee revenue was $7.4 billion for 2023, earned geographically as follows:

Revenue by Country
India 3.2%
Canada 3.0%
France 2.4%
Australia 5.0%
Singapore 2.0%
Greater China 5.4%
Japan 1.4%
Other 11.6%
United Kingdom 7.9%
United States 58.1%

Fee Revenue by Country
Canada 2.4%
Japan 2.6%
Germany 2.3%
France 2.8%
Singapore 2.2%
Greater China 3.7%
Australia 4.1%
Other 11.5%
United Kingdom 8.9%
United States 59.5%

Note: Greater China is defined as China, Hong Kong, Macau and Taiwan.

Our five segments, and the services we provide within them, include:
1. Markets Advisory
Markets Advisory offers local expertise across the globe covering a comprehensive range of services across asset types. We aggregate such services into three categories: Leasing, Property Management and Advisory, Consulting and Other.
Leasing
Agency Leasing executes marketing and leasing programs on behalf of property owners (including investors, developers, property-owning companies and public entities), including product positioning, target tenant identification and competitor analysis through to securing tenants and negotiating leases with terms that reflect our clients' best interests. In 2023, we completed approximately 16,500 agency leasing transactions representing 303 million square feet of space.
Tenant Representation establishes strategic alliances with occupier clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. In 2023, we completed approximately 21,600 tenant representation transactions representing 539 million square feet of space.
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
As of December 31, 2023, we provided property management services for properties totaling approximately 3.0 billion square feet.
We are generally compensated by either directly agreeing to a fixed fee or a cost plus fee model, or a fee based upon a percentage of cash collections we make on behalf of our clients, or based on square footage managed; in some cases, management agreements provide for incentive compensation relating to operating expense reductions, gross revenue or occupancy objectives, or tenant satisfaction levels. Consistent with industry norms, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days.
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

2. Capital Markets
Capital Markets is a full-service global provider of capital solutions creating a world of opportunity for investors and owners of real estate. As a leading provider of property sales, debt, value and risk advisory services, and hedging and derivatives, we combine the unique knowledge of our people with the power of collective insight and technology made possible by our fully-integrated capital markets platform. Our broad array of services includes (ordered alphabetically):

● Debt advisory	● Loan sales
● Equity advisory (Equity and funds placement, M&A and corporate advisory)	● Loan servicing
● Investment sales and advisory	● Value and risk advisory
Investment Sales, Debt/Equity Advisory and Other
We provide brokerage and other services for real estate transactions, such as sales or loan originations and refinancing. M&A and corporate advisory services include sourcing capital, both equity and debt, and other traditional investment banking services designed to assist investor and corporate clients to maximize the value of their real estate interests. To meet client demands for selling and acquiring real estate assets domestically and internationally, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By originating, developing and introducing innovative new financial products and strategies, Capital Markets is integral to the business development efforts of our other businesses. Most of our revenues are in the form of fees, derived from the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory or consulting services. For the year ended December 31, 2023, we provided capital markets services for approximately $157 billion of client transactions.
Value and Risk Advisory
Our Value and Risk Advisory professionals provide several services, including valuation, secured lending advisory, transaction support, data and analytics, development advisory, asset and infrastructure advisory, business valuation, property tax advisory, and restructuring. Our specialist risk advisory team provides environmental risk assessments to help asset owners reduce the carbon footprint of an asset. Our risk analytics services use artificial intelligence ("AI") and machine learning to identify risks from cash flow stability, climate change, location, regulatory and health and safety risks. Working closely with investors and lenders, we usually negotiate compensation for value and risk advisory services based on the scale and complexity of each assignment, and our fees typically relate in part to the value of the underlying assets.
Loan Servicing
In the U.S., we are a commercial multifamily lender and loan servicer approved by Freddie Mac, Fannie Mae and Housing and Urban Development/Ginnie Mae (the “Agencies”). In addition, we are one of only 25 Fannie Mae Delegated Underwriting and Servicing ("DUS") lenders. We service substantially all the loans we originate and sell to the Agencies, and service loans we did not originate but subsequently acquire the rights to service. We obtain a periodic fee for each loan we service based on a proportion of the cash collections. As of December 31, 2023, we serviced a loan portfolio of approximately $136 billion.

3. Work Dynamics
Workplace Management ("WPM")
As a strategic partner of clients with a multinational footprint, Work Dynamics offers a single, cohesive service-delivery team focused on three key value levers: (i) making informed, data-driven decisions and digital transformation, (ii) achieving operational excellence through improved productivity and financial performance and (iii) attracting and retaining key talent through an enhanced user experience.
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

Our globally-integrated delivery team includes our own personnel as well as third-party vendors and subcontractors who meet clients' requirements by providing consistent service delivery worldwide and a single point of contact for their real estate service needs.
WPM solutions offered to clients range from mobile engineering at a single location to a full-service outsourcing, where we execute day-to-day operations management of client site locations, delivered through a globally-integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research and development facilities, data centers and industrial complexes. As of December 31, 2023, WPM managed approximately 1.8 billion square feet of real estate for our clients.
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
We generally report these investments at fair value and include fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings. As of December 31, 2023, the fair value of such investments was $397.6 million.

5. LaSalle
LaSalle is a global real estate investment management firm that invests institutional and individual capital in real estate assets and securities with a strategic priority to meet client objectives and deliver superior risk-adjusted returns over market cycles.
LaSalle launched its first institutional investment fund in 1979, making us one of the most experienced real estate focused investment managers in the industry. We have invested, on behalf of our clients and ourselves, in real estate assets located in 28 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. LaSalle provides clients with a broad range of real estate investment products and services, designed to meet the differing strategic, asset allocation, risk/return and liquidity requirements of our clients. The range of investment solutions are offered either through commingled or single investor strategies and include private and public equity investments and real estate debt strategies structured as private or public open-ended funds or private closed-end funds (commingled funds), separate accounts, joint ventures or co-investments.
LaSalle's assets under management ("AUM") were $73.9 billion as of December 31, 2023. To more closely conform with the methodology of similarly titled metrics provided by other industry participants, the calculation of AUM will be refined in 2024 to include uncalled committed capital and cash held on behalf of clients based on a new standard industry definition developed by industry groups NCREIF, INREV and ANREV. Under the new methodology, AUM was $89.0 billion as of December 31, 2023. AUM by geographic distribution and fund type under the updated definition as of December 31, 2023 is detailed in the following graphics ($ in billions).

We believe our ability to co-invest alongside our clients' funds aligns our interests and will continue to be an important differentiating factor in maintaining and improving our investment performance and attracting new capital to manage. As of December 31, 2023, we had a total of $388.3 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
LaSalle is compensated for investment management services for private equity investments based on capital committed, capital deployed and managed (advisory fees), with additional fees tied to investment performance above specific hurdles (incentive fees). In some cases, LaSalle also receives fees tied to acquisitions, financings, and dispositions (transaction fees).
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases are open ended. In 2023, open-ended funds represented approximately 30% of AUM as of December 31, 2023. Separate account advisory agreements generally have specific terms with "at will" termination provisions and include fee arrangements calculated on the mark to market value of the assets, plus, in some cases, incentive fees.

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
This core organizational purpose is fully aligned with our "One JLL" philosophy which supports our corporate values of teamwork, ethics and excellence. This philosophy formalizes how our teams engage with each other and enables us to deliver the best capabilities to our clients. Ultimate responsibility for promoting awareness and ensuring adherence to our values and purpose across the enterprise is held by the JLL Global Executive Board ("GEB") and is endorsed by our Board of Directors. Our purpose guides our strategic growth vision and informs our response to the long-term macro trends which maintain prevalence in the real estate industry at all points in the economic cycle. These trends and our strategic framework are summarized below.
INDUSTRY TRENDS
Informing our long-term growth strategy, we have identified five macro trends we see as major guiding influences on the continued expansion and evolution of the real estate sector. Each of these trends has a multi-year lifespan, and while the COVID-19 pandemic and subsequent economic volatility has slowed some and accelerated others, we expect all five trends to maintain their long-term trajectory and relevance over the next decade. These macro trends are:
1 Urban Development Update - World Bank, April 2023.

Growth in corporate outsourcing
The steady long-term trend towards outsourcing of real estate services, which began in the early 1990s, originally with U.S.-based corporations, is now a global trend with a strong growth trajectory. By focusing their own resources on core competencies and partnering with dedicated service providers like JLL to manage real estate strategy and activities, organizations are better positioned to advance their goals of financial and operational performance, talent attraction, customer experience, employee productivity and environmental sustainability.
In corporate boardrooms around the world, the pandemic has significantly enhanced the growing focus on reimagining workplaces and concepts for the future of work. These are areas in which JLL holds deep expertise and specialist experience and resources. Across different industries, we are positioned to provide highly adaptive and relevant solutions that promote organizational culture and prioritize health and well-being, flexible working models and technology enablement. We see further growth in the strong and sustained trend for organizations to outsource real estate services as our clients increasingly seek strategic advice on reimagining their workspaces and workstyles to reinforce culture, attract talent and drive cost efficiencies.
Rising investment allocations and globalization of capital flows to real estate
In the years following the 2008 Global Financial Crisis, as investors reassessed investment allocations and priorities, real estate emerged from its previous "alternative investment" classification to become a major defined asset class of its own. This began a sustained long-term trend of rising investment allocations to the real estate sector with allocations increasing approximately 200 basis points over the last 10 years, according to Cornell University's Baker Program in Real Estate and Hodes Weill & Associates, LP. While major global and market events can have significant near-term impacts on real estate investment transaction volumes, this deeply engrained long-term trend remains prevalent. As we move into 2024, capital will be focused on the distinct opportunities to access real estate's attractive returns and distinctive investment characteristics.
Complementing this, when we see investment volumes return, we anticipate increased capital flows across borders and between continents, creating new opportunities for advisors and investment managers equipped to source and facilitate these capital flows and execute cross-border transactions. Our real estate investment expertise, linking seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
Urbanization
The concentration of culture, diversity, opportunity, facilities and creative expression supports the long-term global trend of migration into the world's major cities. While work patterns and preferences will continue to evolve, driven in part by new possibilities created by technology and the widespread adoption of flexible working, cities will thrive as they deliver on people's lifestyle and economic ambitions, characterized by vibrant and reimagined office, cultural, retail and residential profiles.
According to the World Bank's Urban Development update in April 2023, over 80% of global GDP is generated from cities, with the population in cities expected to increase 1.5 times by 2045. These trends support increasing demand for global real estate services and advice. JLL has well-established global research exploring this and associated trends in more depth, including related dynamics in the way the world’s major cities are growing, adapting and evolving.
Fourth Industrial Revolution
The World Economic Forum defines the Fourth Industrial Revolution as the wave of change being driven through advances in technology, data and artificial intelligence. The real estate industry is affected in many ways including, for example, (1) the transition to flexible and hybrid office working models, (2) new data-driven understanding of how all forms of real estate can be more efficient, sustainable and productive, (3) the rise of experiential and online retail, (4) new asset management technologies and (5) the growth of the logistics sector.
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
Refer to our annual ESG Performance Report, available on our website, for further information.
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

Growth

Since initiating our Beyond strategic plan in 2017, we successfully completed a multi-year transformation program building a fully integrated global organizational and enabling our "One JLL" philosophy across our business lines and functions. As a result, we are now even better positioned to provide seamless and highly consistent services to our clients across the world, as well as smoothly and rapidly deploy innovations, best practices and new technologies.
Clients
Our “One JLL” philosophy formalizes how our teams engage with each other and enables us to deliver the best capabilities to our clients. Under “One JLL” our teams go to market together, which allows us to seamlessly serve clients across business lines and geographies. We also focus on attracting clients in growth industries who value our global scale and data capabilities.

We continue to enhance our comprehensive service offerings to create real value for our clients. Guided by our Beyond strategy, we are making continued investments in advanced client relationship management processes and tools, ensuring we can quickly assemble the best multidisciplinary teams and expertise tailored to meet each client's requirements.
Brand
Our extensive annual global client relationship survey for 2023, and ongoing monitoring of net promoter scores, show that more than 80% of our clients express positive sentiment when discussing the JLL brand. Our strong reputation and broad market coverage forges greater client loyalty. This recognition complements our recent brand refresh. Clients turn to us for solutions and insights to optimize their real estate strategies and support their operational needs and growth strategies. Our industry-leading research capabilities and data analytics equip JLL's people to enable clients to SEE A BRIGHTER WAY.
Our clients perceive the JLL brand to be trustworthy and ethical, in line with our recent recognition by Ethisphere as one of the World's Most Ethical Companies for the 16th consecutive year. They continue to value our professionalism, responsiveness, competency and how we listen to their needs to deliver a personalized service.
JLL is a world leader in real estate services with a unique blend of global presence and local expertise. We have won numerous awards and recognition that reflect the service quality we provide to our clients, the integrity of our people and our desirability as a place to work. In February 2023, Fortune magazine named JLL amongst the World’s Most Admired Companies for the 7th consecutive year. Further, JLL was included in the Bloomberg Gender Equality index (every year since 2020) and awarded the Energy Star Partner of the Year – Sustained Excellence Award by the U.S. Environmental Protection Agency (12th consecutive year). Refer to the Distinguishing Attributes and Competitive Differentiators section below for additional awards and recognition during the past year.
We continue to strengthen and expand awareness of our brand beyond the traditional real estate sector, with a focused goal in our Beyond strategic vision to reach more CEOs and other senior decision makers. Supporting this goal, we are a long-standing and active strategic partner of the World Economic Forum, playing a key role in its Real Estate and Investment industry groups and its Alliance of CEO Climate Leaders, among other areas of engagement.
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
JLL Technologies is a global leader in proptech, expanding and refining our technology capabilities to deliver significant competitive advantages and value for our company and our clients, across all business lines. The technology and data solutions we provide include multiple cloud-based software products and AI-powered platforms. These technologies generate value for occupiers and investors by leveraging data and analytics to improve the quality of decision making, deliver unique insights and reduce operating costs.
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
People & Values
People are at the heart of our business. We are dedicated to helping our people SEE A BRIGHTER WAY by enabling them to explore new opportunities, build expertise, create long-term careers, and draw inspiration through working with talented colleagues and clients. Our commitment to promoting and achieving true diversity and inclusion is exemplified by achieving 30% female representation amongst our top 100 leaders.

In the world's major markets across most industries, declining working-age populations and long-term economic growth continue to drive competition for talent, resulting in highly fluid and competitive recruitment markets. A successful enterprise-wide people strategy is central to our company's success and complements our promise to our people where we commit to empowering them to shape a brighter way forward. This promise ensures JLL is positioned as an employer of choice for top talent, achieving and sustaining a diverse, inclusive and collaborative culture that strongly appeals to our people and our clients alike.
Sustainability
Our sustainability program is rooted in our purpose to shape the future of real estate for a better world. Staying true to this purpose enables us to align with the interests and ambitions of our clients and stakeholders. It exemplifies our commitment to the highest standards of ESG, and to a more sustainable, diverse and inclusive future.
With 40% of global carbon emissions emanating from the built environment according to the International Energy Agency, the real estate sector has a collective responsibility to set and achieve transformational sustainability targets. JLL is a leader in addressing this challenge - from setting aggressive sustainability targets for our own operations, through providing industry-leading sustainability services, products and advice for our corporate and investor clients, to partnering with civil society and industry bodies.
In 2021, we became the first real estate services company to align its climate ambitions with climate science when our net zero target was certified by the Science Based Targets initiative (SBTi) to its Net-Zero Standard. Within this overall target, JLL has committed to:
1.A near-term target to reduce absolute Scope 1, 2 and 3 emissions by 51% by 2030 from a 2018 baseline (including 100% of Scope 1 and 2 emissions from JLL-occupied buildings)
2.A long-term target to reduce absolute Scope 1, 2 and 3 emissions by 95% by 2040 from a 2018 baseline
We further discuss our ESG and sustainability focus areas in the next section, Sustaining Our Enterprise: A Business Model That Considers All Aspects of Stakeholder Value.
Growth
Our Beyond priorities combined with the macro trends we discussed above provide a platform for long-term growth. Our strategic vision positions us to capitalize on these trends while enhancing productivity, optimizing sustainable and profitable long-term growth, and creating value for all our stakeholders. We embrace our opportunity to play a leading role in understanding and guiding the future of work, workplaces and cities, while enabling clients and communities to deliver on their sustainability targets and ambitions. JLL recognizes the vital role innovations in data and technology will play in the real estate sector and continue to strategically invest in products and data-driven insights to lead this wave of change.
The commercial real estate industry is consolidating with the large players gaining market share both organically and through mergers and acquisitions. Our strong investment grade balance sheet provides flexibility to selectively pursue merger and acquisition opportunities that will augment our organic growth.
Our growth strategy and strategic vision places a central focus on diversity, equity and inclusion, ensuring we attract and retain a truly diverse, inclusive and talented global workforce.

SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT CONSIDERS ALL ASPECTS OF STAKEHOLDER VALUE
As referenced above, the built environment is estimated to account for over one-third of global final energy consumption and nearly 40% of total direct and indirect CO2 emissions, meaning JLL can have a significant impact through the work we do with our clients, as well as efforts in our own workplaces and communities.

Our Global Sustainability Program
Our sustainability program focuses on three issue areas that directly align to our purpose and JLL's corporate strategy. Each area is supported by targets and delivered by global business lines and corporate functions.
•Climate action for sustainable real estate: We support action that accelerates the transition to net zero, enhances performance and mitigates risks.
•Healthy spaces for all people: We create safe and healthy spaces that promote productivity, well-being and sustainability.
•Inclusive places for thriving communities: We provide fair and inclusive places that support equal opportunities and thriving communities.

Four principles underpin our program and demonstrate how we deliver a positive impact for our stakeholders and lead our sector on sustainability.
1.Being a responsible business and leading by example, giving us the credibility to talk to our clients and advance industry action on sustainability
2.Harnessing the power of our people, giving them the opportunity, knowledge and tools to own their success and valuing what makes them unique
3.Driving change through client solutions to maximize impact, collaborating to transform and transition toward more sustainable outcomes
4.Advocating for a better real estate sector by driving demand for sustainability, demonstrating thought leadership and engaging the industry, governments and society on the issues that matter most
Our approach is informed by a periodic assessment of ESG topics to ensure our program and targets address the key issues for our business. In 2023 this included a "double materiality" review aligned with the European Sustainability Reporting Standards (ESRS). Through a process of market evaluation and direct stakeholder input, we have identified the most important ESG impacts, risks and opportunities to inform our decision making for impact and value creation beyond our already ambitious net zero commitment.
A description of these issues, along with an account of our approach and performance in 2023, is covered in our annual ESG Performance Report, due for publication in the second quarter of 2024, available on our website.

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
Increasingly, our clients require innovative and consistent sustainability solutions across all geographies in which they operate. Through industry-leading sustainability services powered by a suite of sustainability technology solutions, we deliver an end-to-end approach that enables clients to achieve their goals.
We have over 1,000 sustainability professionals located around the world who are responsible for developing industry-leading sustainability and decarbonization solutions. Partnering for an end-to-end journey, we ensure clients have a clear plan, take the necessary action, and manage critical data to disclose against sustainability goals and deliver a return through risk mitigation and value creation.
We provide a programmatic approach to drive outcomes and deliver value across all types of real estate portfolios:
•Plan - to help clients develop carbon baselines and actionable sustainability strategies;
•Act - to execute sustainability initiatives that drive outcomes on goals; and
•Manage - to optimize implemented projects and programs, and measure and monitor critical data to support continued progress in reducing emissions and compliance reporting powered by JLL's Canopy technology, our proprietary sustainability tech platform that enables users to collect, measure, and report on their GHG emissions and sustainability performance.
JLL's sustainability program is aligned with our purpose to shape the future of real estate for a better world and our corporate strategy to create long-term value for our stakeholders, including shareholders, clients, employees and communities. Through this, we help our clients manage their real estate more effectively and efficiently, promote employment and create value for our shareholders and employees.

COMPETITION
We operate across a wide variety of highly-competitive business lines within the commercial real estate industry globally. Our significant growth over the last decade, and our ability to take advantage of the consolidation which has taken place in our industry, have made us one of the largest commercial real estate services and investment management providers on a global basis, though the industry remains fragmented.
As we provide a broad range of commercial real estate and investment management services across many geographies, we face competition at international, regional and local levels. Increasingly, we also see companies who may not traditionally be considered real estate service providers, including investment banking firms, investment managers, accounting firms, technology firms, software-as-a-service companies, firms providing co-working space, firms providing outsourcing services of various types (including technology, food service and building products) and companies that self-perform their real estate services with in-house capabilities, entering the market. Some of our primary competitors include large national or global firms including CBRE Group Inc., Cushman & Wakefield plc, Colliers International Group Inc., Savills plc and Newmark Group Inc.
DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
We deliver exceptional strategic, fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide through an integrated global platform. We invest in technology and data capabilities that provide our people and our clients with the best insights, driving productivity and client results. These characteristics, among others, distinguish us from our competitors, drive service excellence and customer loyalty, and demonstrate our commitment to a sustainable future.
While we face formidable competition in individual markets, the following are key attributes differentiating JLL for clients seeking real estate and investment management services across the globe.

Client Relationship Management
Our client-driven focus enables us to develop, sustain and grow long-term client relationships that generate repeat business and create repeat revenue opportunities. Our clients are the center of our business model, and we enable superior service delivery through ongoing investments in the people, processes and tools that support client relationship management. Our client experience management platform allows us to gather, understand and act on our clients' feedback.
Our goal is to provide a holistic understanding of our clients' needs across our business, curate a customized experience and identify the right management approach for our clients to drive accountability and bring the best of JLL. We achieve superior client service through best practices in client relationship management, seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence. We also invest in developing the highest caliber talent dedicated to managing our client relationships through an employee compensation and evaluation system aligned with our global career framework and designed to reward client relationship building, teamwork and quality performance.

Globally Integrated Business Model and "One JLL"
Through the combination of a wide range of high-quality, complementary services, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. With operations spanning the globe, our in-depth knowledge of local, regional and international markets along with our "One JLL" approach - leveraging the ability and connectivity of our people - can provide services which address the entire life cycle of real estate around the world. "One JLL" enables cross-selling opportunities across geographies and service offerings that we expect will continue to develop new revenue sources and growth.

Technology Leadership
Technology is transforming commercial real estate and CRE technology strategy is top of mind for our clients. JLL’s technology strategy is to build, buy, partner and invest to curate an industry-leading technology portfolio that extends seamlessly into the generative AI era. By building our own solutions and partnering with, investing in, or selectively acquiring market-leading proptech companies, we empower our clients and create material differentiation for our company while leading the digital transformation of our industry. Examples of this include:
•A proprietary technology solution that drives higher productivity for our leasing brokers within Markets Advisory.
•A proprietary technology platform that generates leads and insights for advisors in our Capital Markets business and helps us identify and win new business.
•A proprietary generative AI platform purpose-built for CRE that provides JLL’s workforce with relevant and reliable outputs to increase their efficiency and to provide CRE insights to clients in a new way.
Through our JLL Technologies business, we offer a comprehensive set of products along with services for investor and occupier clients. Corrigo, for example, helps improve client outcomes and drive cost efficiency for our Work Dynamics business. Hank AI enables faster energy savings and ROI for properties.
JLL Spark Global Ventures has invested in more than 50 proptech start-ups focused on technology such as IoT sensors, AI space planning and visualization, AI analytics for builders, investment platforms and more.
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

Brand
The combined strength of our JLL and LaSalle brands represents a significant advantage when we pursue new business opportunities and is also a major motivator for talented people to join our global organization. Large corporations, institutional investors and occupiers of real estate recognize our ability to create value reliably in changing market conditions, based on (i) evidence provided by brand perception surveys we have commissioned, (ii) extensive coverage we receive in top-tier business publications, (iii) awards we receive in real estate, sustainability, innovation, data/technology and ethics, as well as (iv) our significant, long-standing client relationships. Our reputation derives from our deep industry knowledge, excellence in service delivery, integrity, and our global provision of high-quality, professional real estate and investment management services.
We believe in uncompromising integrity and the highest ethical conduct, where our Board of Directors and senior management lead by example. We are proud of the global reputation we have earned and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for JLL.
In November 2022, we unveiled our global brand idea, SEE A BRIGHTER WAY, which embodies our commitment to bring optimism, innovative ideas and unmatched intelligence in everything we do for our clients. This has helped to build our brand awareness and recognition and cement our position as real estate leader of the future.

Employee Engagement
Our people are united by our purpose to shape the future of real estate for a better world. Our purpose, combined with our strategic focus on People, Technology and Workspaces, positions us for exciting business growth. Embedded in everything we do are our values: Teamwork, Ethics and Excellence. Driving the best people experience is imperative, enabling our employees to continue to grow with JLL while also feeling part of an inclusive and collaborative culture.
Our goal-setting framework uses three categories of goals (clients, growth and people) that align our people’s efforts with enterprise-wide strategy throughout all levels of the organization and builds focus and attention on our priorities. Ongoing employee feedback is important to the continued improvement of our organization and to harness this valuable feedback, we conduct an all-employee survey regularly, measuring key aspects such as engagement, leadership, inclusion index and well-being.

Financial Strength
Our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing overall volatility in operating a real estate services business. This further differentiates JLL from firms with more limited service offerings, or that are only local/regional and must rely on fewer markets or services.
Confidence in the financial strength of long-term service providers is important to our clients, who require this when they select real estate service providers. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that support investment-grade financial ratings. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2023 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a strong financial condition may distinguish us as we compete for business.
We have ample capacity to fund our business. As of December 31, 2023, corporate liquidity was $3.1 billion, the sum of cash and cash equivalents and the available capacity on our unsecured credit facility (the "Facility"). The Facility is provided by an international syndicate of banks, which, as of December 31, 2023, had a maximum borrowing capacity of $3.30 billion and a maturity date in November 2028. Our November 2023 $400.0 million note offering further diversified our capital base and enhanced our liquidity profile, with the proceeds being used to reduce the outstanding balance on the Facility.

Focus on Sustainability
Leading on sustainability is fundamental to both our purpose and our long-term growth strategy, with a strong correlation to the success of our business. Being a responsible corporate citizen is the right thing to do and is what our clients and employees expect from us.
Our ESG Performance Report provides information on our management approach and performance against the three issue areas that underpin our sustainability program, and additional ESG impacts identified through our sustainability materiality review.

Industry-Leading Research and Data Capabilities
We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With hundreds of research professionals who gather data and cover market and economic conditions around the world, we are a leading adviser within the commercial real estate industry. Research plays a key role in keeping colleagues and clients attuned to important trends and changing conditions in world markets. We continue to devise and invest in new approaches through data science techniques and other technology to make our research, services and property offerings more readily available to our people and clients.
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

Awards
We won numerous awards and recognitions through January 2024 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:
•A member of the Bloomberg Gender-Equality Index, every year since 2020
•An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, for the twelfth consecutive year
•One of the World's Most Ethical Companies by the Ethisphere Institute, every year since 2008
•One of the World's Most Admired Companies by Fortune Magazine, for the eighth consecutive year
•To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, for the ninth consecutive year
•One of America's Best Employers for Diversity by Forbes, every year since 2019
•One of the Best Places to Work for Disability Inclusion by the Disability Equality Index, for the fifth consecutive year
•A member of Seramount’s Inclusion Index, recognizing our dedication and progress to creating an inclusive workplace for the second consecutive year
•One of America’s 100 Most Sustainable Companies by Barron’s, for the fourth consecutive year
•To the Wall Street Journal's Management Top 250 ranking, for the fourth consecutive year
•One of America’s Most JUST Companies by Forbes/JUST Capital for the second consecutive year
•A Top Company for Executive Women by Seramount
•One of U.S. News & World Report’s Best Companies to Work For
INTEGRATED REPORTING
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
Components of Our Integrated Reporting. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual ESG Performance Report, available through our newly created ESG Reporting Hub. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Ethics Everywhere Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Ethics and our Vendor Code of Conduct. We publish details of our ethics program and ethics statistics in our Ethics Everywhere Report to increase transparency and understanding of the types of concerns and issues raised through our reporting channels.
Responsibility for Integrated Reporting. Our Finance, Legal and Sustainability functions are primarily responsible for the integrity of our integrated reporting efforts, collaborating in the preparation and presentation of this report and engaging our organization's leadership.

SEASONALITY
Historically, we have reported a relatively smaller revenue and profit in the first quarter with both measures increasing during each of the following three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Our seasonality excludes the recognition of investment-generated performance fees and realized and unrealized investment equity earnings and losses. Specifically, in our LaSalle business, we recognize incentives fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predictable or recurring. In addition, investment equity gains and losses are primarily dependent on underlying valuations, and the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. Other factors may affect seasonality. For example, we continue to experience disruption to our historical seasonality trends due to rising interest rates and widespread economic uncertainty in 2022 and 2023.
HUMAN CAPITAL
The following table details our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2023	December 31, 2022
Professional non-reimbursable employees	57.8	57.9
Directly reimbursable employees	48.3	45.4
Total employees	106.1	103.3
The costs associated with directly reimbursable employees are fully reimbursed by clients, primarily in Work Dynamics but also within Markets Advisory. Specifically, reimbursable employees include many of our WPM and Property Management professionals, inclusive of our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 3,500 building maintenance employees in the United States, over 77% of whom are reimbursable. As of both December 31, 2023 and December 31, 2022, approximately two-thirds of our employees were based in countries other than the United States.
Diversity, Equity and Inclusion (DEI)
At JLL, diversity, equity and inclusion are core to our purpose of shaping the future of real estate for a better world. Our vision is for a culture where differences are valued, people feel that they belong, and authenticity thrives across the communities where we live and work. We have embarked on a strategic DEI journey that includes focusing on our workforce, workplace and marketplace. We have enhanced our commitment to DEI by strategically focusing on talent, culture and clients. Some examples of our actions and progress include:
•Growth of diversity efforts
◦36% of our global workforce is female
◦83% of our independent board members are female and/or an ethnic minority
◦Four of our largest ten countries are led by female CEOs
◦Continued to support the Commercial Real Estate Women (CREW) Pledge for Action, which we were a signatory of in 2021, to support the advancement of women in real estate
◦Published our sixth Gender Pay Gap report and third Ethnicity Pay Gap report in the United Kingdom
•Supported Business Resource Groups to provide supportive and safe platforms to navigate career development and facilitate networking
•Continued the rollout of programs to break down financial barriers for underrepresented populations entering the real estate industry, including a college loan repayment program and an investment fund for entry-level compensation to supplement the industry's traditionally commission-based salary models
•Continued recognition of our commitment to diversity; refer to the Distinguishing Attributes and Competitive Differentiators section above for awards and recognition during the past year

Training and Development
Using extensive internal and external research, we have redefined the core leadership behaviors that drive our near and long-term success. These behaviors are the foundation for leadership development, leadership performance and talent assessments, succession planning and other talent processes. Our award-winning development platform, Real Leadership, has been updated to reflect the refreshed leadership behaviors and our employees can self-assess against them to participate in programs.
Real Leadership is an end-to-end platform that helps our employees grow their leadership skills from frontline to executive. It has served over 10,000 employees worldwide with 10 different programs including partnerships with Harvard, Stanford, Cambridge University, IMD Business School and many other prestigious partners.
As our business has evolved, so too have our broader learning and development platform and products. We continue to upskill our workforce on future-focused skills, ensuring our employees worldwide have the development they need, whether for technical or professional development, leveraging our JLL Virtual Learning library. Nearly 90,000 employees annually have been able to learn, in seven different languages, through our virtual, on-demand offerings about topics such as, but not limited to, sustainability, technology and the future of work. Our learning platforms have resulted in nearly 2 million learning assets consumed to accelerate the development of our employees.
Well-being
Launched in 2020, and refreshed in 2022, our well-being framework consists of four pillars: physical, mental, financial and inclusion. Through our well-being sites, employees across the globe can leverage helpful resources, presented live and virtually, on such topics as mental health, financial education and resources for caregivers.
Health and Safety
Health and safety is at the forefront of JLL's operations. With over 800 health and safety professionals, we are committed to creating an environment that unequivocally protects our employees, clients and supply partners.
To effectively manage health and safety, our program is certified to the internationally recognized health and safety management standard ISO 45001. We implement global health and safety standards that ensure we apply a consistent approach to harm prevention and operate assurance programs to ensure legal compliance.
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
Through our safety vision and our awareness and education programs, like Global Safety Week, the strength of our program is realized in the low accident rates for the year 2023, compared with the U.S. Occupational Safety and Health Administration ("OSHA") industry average accident rates for our industry (NAICS Code 531: Real Estate).
•Lost Time Incident Rate was 0.22 (OSHA industry average was 1.4): 12-month average of recordable illness and injuries per 100 JLL employees and JLL contractors that resulted in days away from work.
•Total Recordable Incident Rate was 0.47 (OSHA industry average was 2.1): 12-month average of recordable illness and injuries per 100 JLL employees and JLL contractors.
•Days Away, Restricted Duty and Transfer was 0.29 (OSHA industry average was 1.1): 12-month average of recordable illness and injuries per 100 full-time employees and JLL contractors that resulted in days away from work or restricted duties.
•There were zero JLL employee workplace fatalities reported in 2023.
Since 2012, we have benchmarked the strength of our safety culture against data from other companies using the U.K. Health and Safety Laboratory’s Safety Climate Survey Tool. Our global survey received over 10,000 responses in 2023 and showed our culture continued to be in the 95th percentile when compared against the all-industry scores, and significantly exceeded the 2023 average scores for Real Estate & Facilities Management organizations. While this score sets a high internal benchmark, our goal is to continually improve our culture through the ongoing embedding of the One team S.A.F.E.R together program across JLL.
JLL is currently developing a new standard for its offices ensuring that each workplace is 1) productive 2) healthy 3) sustainable and 4) inclusive. These new standards will use industry leading practices and research-based improvements to raise the standard of our office spaces, directly affecting our employees.
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
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “JLL,” "Jones Lang LaSalle," “LaSalle,” and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years, which we expect to continue to renew, as necessary. Based on our most recent trademark registrations, the JLL mark is set to expire in 2024 and we expect to renew the JLL mark during the course of 2024. The JLL Design (Three Circles) mark will expire in 2031. Our LaSalle and LaSalle Investment Management marks will expire in 2026.
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
CORPORATE GOVERNANCE; CODE OF BUSINESS ETHICS; CORPORATE ESG AND RELATED MATTERS
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
Our Board of Directors ("the Board") regularly reviews corporate governance developments and modifies our Bylaws, Guidelines and Committee Charters accordingly. On December 11, 2023, our Board approved and adopted the Fourth Amended and Restated Bylaws of the Company which became effective as of such date and are available on our website.
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

•Executive session among the Non-Executive Directors at each in-person meeting
•Annual self-assessment by the Board and each of its Committees
Code of Ethics. In 2022, we launched an updated version of our Code of Ethics which sets forth the ethics principles that guide our operations globally and applies to all employees of JLL and the members of our Board. The Code of Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish the operating framework to communicate, monitor and enhance our ethical culture and maintain compliance with our Code. We are proud of, and are determined to protect and enhance, the global reputation we have established. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. In 2023, we received Compliance Leader Verification from Ethisphere, a leading organization dedicated to advancing best practices in ethics, compliance, corporate governance and citizenship. The Compliance Leader Verification process involves a rigorous review of an ethics and compliance program and corporate culture and is awarded to select organizations that demonstrate a high level of excellence. This honor supersedes Ethisphere's Ethics Inside Certification, which we held from 2008-2022. As previously noted, we have also earned Ethisphere's World's Most Ethical Companies® recognition every year since 2008 and, in 2022, we received an award for "Best Compliance and Ethics Program" by Corporate Secretary magazine.
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
COMPANY WEBSITE AND AVAILABLE INFORMATION
JLL's website address is www.jll.com. We use our website as a channel of distribution for company, financial and other information. Our website also includes information about our corporate governance. We intend to post on our website any amendment or waiver of the Code of Ethics with respect to a member of our Board or any of the executive officers named in our proxy statement.

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
• Legal, Compliance and Regulatory Risk Factors
Although risks we identify may fit the criteria of more than one category, we chose the category we view as primary. We do not present the risks below in their order of significance, the relative likelihood we will experience a loss, or the magnitude of any such loss. Certain risks also may give rise to business opportunities for us, but our discussion of risk factors in Item 1A is limited to the adverse effects the risks may have on our business.
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
INSUFFICIENT ORGANIZATIONAL AGILITY ACROSS OUR STRATEGY, STRUCTURE, PROCESSES, PEOPLE AND TECHNOLOGY MAY IMPACT OUR COMPANY’S SUCCESS.
Our business is evolving at a rapid pace. Our organizational agility underpins our ability to mitigate many other risks, minimize impacts from adverse events, and capitalize upon opportunities when presented. The sheer size of our company - with over 106,000 employees across more than 80 countries - makes change-management and responsiveness challenging. Any global change is a complex undertaking as we are required to comply with the numerous and often contradictory local regulatory environments while achieving the objective of the change. External factors such as sustainability, hybrid working and technology disruption may change our industry and business in ways that we have not yet anticipated. Insufficient proactive and reactive organizational agility to industry trends may negatively impact our operational results and cause loss of market share and negatively impact the differentiated services we provide as compared to our competitors.
Lack of responsiveness in a timely fashion could result in negative financial impact and reputational damage.
WE MAY NOT BE ABLE TO RETAIN OUR SENIOR MANAGEMENT, MAINTAIN OUR WORKFORCE CULTURE, ATTRACT, RETAIN AND DEVELOP QUALIFIED AND EXPERIENCED EMPLOYEES, AND DELIVER ON OUR DIVERSITY, EQUITY AND INCLUSION STRATEGY.
We depend, in large part, on the members of our senior management team who possess extensive knowledge and a deep understanding of our business and strategy, as well as the colleagues who are critical to developing and retaining client relationships. Our success depends on the continued availability of skilled personnel with industry experience and knowledge, and our ability to recruit, attract and retain senior management and other key employees. There is a further risk of losing talent (and intellectual property and client contacts) to competitors, particularly in the context of increased use of social media networks and transparency of employment information. These risks increase as we continue to grow as an organization and increase the number of staff, which has expanded significantly over the past decade. As competition is significant for the services of such personnel, corporate payroll, incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent we have in the past. Regional and national labor policies are difficult to predict and the indirect implications of changes to them are difficult to assess.
The possibility that we are unable to identify, attract, develop and retain sufficient talent in key positions, and maintain a strong pipeline of ready-now successors for important management roles, may prevent us from achieving our strategic vision, disrupt our business, impact revenues, increase costs, damage staff morale, and affect the quality and continuity of client service. In addition, as technology and market demands shift, there is a risk our employees’ skills may become outdated. If we fail to upskill or reskill our workforce with necessary future skills this will reduce our competitiveness and efficiency.
We are working to advance culture change through the continued implementation of diversity, equity and inclusion (“DEI”) initiatives throughout our organization. If our organizational values and expectations are not clearly defined and championed by our leadership, this can lead to a lack of employee engagement, which reduces productivity and can result in costly turnover. Shifts in perspectives and expectations about social issues and priorities surrounding DEI may occur at a faster pace than we our capable of managing effectively. If we do not (or are perceived to not) successfully implement these initiatives, our ability to recruit, attract, develop and retain talent, and our ability to win and retain clients and grow revenues, may be adversely impacted and also lead to reputational damage.
OUR RELIANCE ON THIRD PARTIES COULD EXPOSE US TO INCREASED ECONOMIC AND REPUTATIONAL HARM.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, reduce costs and lower operational risks across our business and support functions. We continue to use a Vendor Code of Conduct, which is published in multiple languages on our website, to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with our Vendor Code. In addition, we leverage technology at an increasing rate to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or if appropriate oversight cannot be provided, or if they fail to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, we could be exposed to increased operational, regulatory, financial or reputational risks. In addition, these third parties face their own technology, cybersecurity, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
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
DISRUPTIONS IN COMPUTER SYSTEMS, PRIVACY BREACHES OR CYBERSECURITY ISSUES, OR FAILURES TO EXECUTE OUR ENTERPRISE-WIDE DATA STRATEGY, COULD IMPACT OUR ABILITY TO SERVICE OUR CUSTOMERS AND ADVERSELY AFFECT OUR BUSINESS, DAMAGE OUR REPUTATION AND EXPOSE US TO FINANCIAL RISK.
Our business is highly dependent on our ability to collect, use, store and manage organizational and client data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client or other sensitive data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, as well as disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy one or more of our office locations. As we outsource significant portions of our information technology functions, such as cloud computing, to third-party providers, we bear the risk of having less direct control over the manner and quality of performance.
Our enterprise data governance is responsible for identifying, defining and providing direction and oversight of significant data related business needs. Failure to effectively execute our enterprise-wide data strategy may lead to a loss of sensitive or critical data, costly remediation of data-related issues and possible regulatory or contractual penalties.
Cyber threats are proliferating and advancing the ability to identify and exploit vulnerabilities, requiring continuous evaluation and improvements to our security architecture and cyber defenses. The risk of cyber threats also extends to suppliers and vendors we engage on a principal basis to perform various services. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. Because we service clients across multiple industry verticals - many of which are higher-profile cyber targets themselves - including financial services, technology, government institutions, healthcare and life sciences, this also may increase the risk that we are subject to cyber-attack incidents. In addition, the rapid evolution and increased adoption of artificial intelligence technologies amplify these risks. We are continuously hardening our infrastructure built on these technologies, monitoring for threats, and evaluating our capability to respond to any incidents to minimize any impact to our systems, data, or business operations. However, we cannot ensure that these measures will be successful in preventing any cyber-attacks.
We have experienced various types of cyber-attack incidents which to-date have been contained and not material to us. As the result of such incidents, we continue to implement new controls, governance, technical protections and other procedures. We maintain a cyber risk insurance policy, but the costs related to cybersecurity threats or disruptions may not be fully insured. We may incur substantial costs and suffer other negative consequences such as liability for damages, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or vendors or suppliers we engage on behalf of our clients, fall victim to other successful cyber-attacks.
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

IMPACT OF HYBRID WORK AND LOWER OFFICE REAL ESTATE OCCUPANCY RATES COULD ADVERSELY AFFECT OUR BUSINESS.
Our business may be materially affected by the growing trend of hybrid work arrangements and lower office real estate occupancy rates, particularly in certain geographies. The adoption of hybrid work, where employees split their time between working remotely and working from the office, has gained significant momentum due to advancements in technology, changing employee preferences, and the COVID-19 pandemic.
As companies transition to hybrid work models, the demand for traditional office spaces may decrease. Over time, this could lead to lower utilization of our Work Dynamics services, including integrated facilities management, space planning, office design, and workplace strategy consulting. We must adapt our offerings to include services aligned with the needs of clients adopting hybrid work, such as designing flexible workspaces and integrating virtual collaboration tools.
Decreased demand for office spaces also could result in lower transaction volumes for property sales, acquisitions, and financing. This may lead to a decline in revenues generated from facilitating property transactions. The reduced investor interest in traditional office assets may limit the availability of capital for commercial real estate investments, affecting our ability to close deals and generate fees. Reduced demand for leasing commercial properties due to hybrid work arrangements also could affect our ability to secure lease agreements and generate rental income for our clients. This may result in declining revenues from property management and brokerage services. Lower office occupancy rates and concerns about the long-term viability of traditional office spaces may affect market sentiment and property valuations, reducing liquidity and making it more challenging to execute property transactions.
Decreased demand for traditional office spaces also could affect the performance of office-focused real estate investment portfolios managed by LaSalle. Lower occupancy rates may result in decreased rental income, impacting property valuations and investment returns. Additionally, the shift in investor preferences towards alternative property types may affect capital flows into funds with significant allocations to office.
The trend of hybrid work and lower office real estate occupancy rates may have material impacts on our business segments. We must adapt our strategies, offerings and portfolio management approaches to stay ahead of market trends, identify emerging opportunities, and mitigate risks associated with the changing dynamics of the office real estate landscape.
Strategic Risk Factors
Strategic risk relates to JLL’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activities; intellectual property; and other risks, including the demand for our services, competitive threats, technology and innovation, and public policy.
WE MAY NOT ADEQUATELY ADAPT TO DISRUPTIVE TECHNOLOGIES, INNOVATION AND COMPETITION, INCLUDING ARTIFICIAL INTELLIGENCE TECHNOLOGY.
Artificial intelligence (“AI”), including generative AI, mobile technologies and online collaboration tools, is revolutionizing business operations. As the industry transitions into a “big data” era, effectively managing big data and harnessing AI tools are critical for maintaining a competitive edge in real estate services. Failure to adapt and leverage these technologies effectively could result in loss of market share and revenues, particularly if we are unable to meet client needs or align our offerings with industry standards and client preferences. Furthermore, navigating evolving legal and regulatory requirements related to AI may require significant resources to help ensure compliance with both U.S. and non-U.S. laws.
Our business relies on AI technology, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and emerging technology risks. While we have established policies governing the use of AI technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. Failure to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of AI tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.

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
GEOPOLITICAL VOLATILITY COULD ADVERSELY AFFECT OUR BUSINESS.
We provide services in over 80 countries with varying degrees of political and economic stability and transparency. For example, certain emerging as well as mature countries in which we operate have experienced serious political and economic instability. Geopolitical volatility, including events such as the Russia-Ukraine conflict and the conflict in Israel and Gaza, introduces risks that could have a material adverse effect on our operations, financial performance, and the overall global economy. These risks may include, but are not limited to, political instability, armed conflicts, territorial disputes, terrorism, civil unrest, trade tensions, sanctions, and changes in government policies or regulations including immigration policies. Such geopolitical events can disrupt supply chains, hamper market stability, create economic uncertainties, and negatively affect consumer confidence. Additionally, fluctuations in currency exchange rates and international trade restrictions in the form of embargoes or sanctions may further compound the impact of geopolitical volatility on our business. Failure to effectively manage and mitigate these risks could result in increased operational costs, reduced demand for our products/services, difficulty accessing markets, disruptions to our operations, or damage to our reputation and financial performance.
In recent years there have been significant political changes in several countries where we have significant operations, resulting in changes to financial, tax, tariffs, healthcare, governance, immigration and other laws that may directly affect our business and continue to evolve. Our clients may be hesitant to enter into certain real estate transactions due to geopolitical uncertainty and volatility which may result in lengthening sales cycles.
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

Many of our competitors are local or regional firms, which may be substantially smaller in size than us but hold a larger share of a specific local market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients products that we do not offer. In some sectors of our business, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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
We are also dependent on long-term client relationships and revenue received for services under various service agreements. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Weaknesses in the markets in which they themselves compete may lead to additional pricing pressure from clients as they themselves come under financial pressure.
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
Acquisitions subject us to several significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt the businesses of JLL and the acquired company such as: diversion of management attention, failure to identify certain liabilities and issues during the due diligence process, including historical instances of misconduct, and the inability to retain personnel and clients of the acquired business.
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
WE ARE SUBJECT TO RISKS INHERENT TO INVESTMENT (INCLUDING CO-INVESTMENT) AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in (i) real estate, both individually and along with our investment management clients, and (ii) proptech funds and early to mid-stage proptech companies. As of December 31, 2023, we have unfunded commitment obligations of up to $354.6 million to fund future investments across our investment strategies. To remain competitive with well-capitalized financial services firms, we may also use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate and proptech investments as part of their strategy. Investing in any of these types of situations exposes us to several risks:
•We may lose some or all the capital we invest if the investments underperform.
◦For real estate investments, underperformance may result from many factors outside of our control, including the general reduction in asset values within a particular geography or asset class.
◦For proptech investments, the concepts and strategic plans underpinning the value of the fund or entity may not be realized or could be poorly executed. In addition, the fund or entity may be negatively impacted by risks to which they are exposed (some of which we are also exposed to and are discussed elsewhere in this Item).
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
We face a broad range of legal and regulatory environments in the countries in which we do business and identifying and complying with these regulations is complex. We may not be successful in complying with regulations in all situations and could, therefore, be subject to regulatory actions and fines for non-compliance. Our employees or suppliers may directly or indirectly engage in unethical, illegal or non-complaint practices related to bribery, corruption, money laundering, fraud, international sanctions, modern slavery, violations of applicable data privacy laws, or other acts that constitute a breach of our Code of Ethics. Failure to adequately prevent, monitor, and detect such behavior could leave to significant reputational damage, regulatory consequences, and adversely impact our operations, profitability and enterprise value.
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
WE FACE RISKS RELATING TO ENVIRONMENTAL AND CLIMATE MATTERS, INCLUDING DELIVERING ON OUR 2030 AND 2040 CARBON REDUCTION COMMITMENTS AND COMPLYING WITH EVOLVING CLIMATE CHANGE DISCLOSURE REQUIREMENTS.
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
We anticipate the potential effects of climate change will increasingly impact the decisions and analysis we make with respect to investments in the properties we manage, as well as those we consider for acquisition or disposition on behalf of clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring properties. Future legislation could require specific performance levels for building operations resulting in non-compliant buildings becoming obsolete. This could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work we do for clients to the extent it is relevant to the decisions our clients are seeking to make.
Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. In Europe, the European Union's ("EU") Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees risk jail sentences as well as fines in connection with pollution incidents. In September 2020, China announced a commitment to be carbon neutral by 2060. This follows environmental protection laws passed in 2014 designed to limit contaminated water, air and soil linked to economic growth and public health. New environmental legislation and regulations may require us to make material changes to our operations, which could adversely affect operating results. Furthermore, the perspectives of shareholders, employees and other stakeholders regarding these standards may affect our business activities and increase disclosure requirements, which may increase our costs.
JLL has committed to reduce absolute scope 1, 2 and 3 emissions by 51% by 2030, and 95% by 2040, from a 2018 base year. If we fail to meet our carbon reduction commitments or comply with evolving environmental regulations this may expose us to risks that could have a significant impact on our business operations and financial performance. These risks encompass reputational damage, potential legal and regulatory penalties, litigation, increased compliance costs, and diminished access to financing and investment opportunities. Additionally, failure to effectively reduce carbon emissions may result in negative public perception, reduced client demand, and potential loss of competitive advantage. Failure to adapt to changing environmental standards and adequately manage our carbon footprint may also expose us to potential disruptions in supply chains, constraints on resource availability, and limitations on access to certain markets. Failure to address these risks could have adverse consequences on our financial condition, operations, and long-term sustainability.
Our business faces evolving climate change disclosure requirements, including the recommendations outlined by the Task Force on Climate-related Financial Disclosures (TCFD) and the Corporate Sustainability Reporting Directive (CSRD). Failure to fulfill these obligations, including the proper disclosure of climate-related risks, opportunities, and our approach to managing them, may lead to reputational damage, legal and regulatory sanctions and potential financial consequences. Changes in climate change reporting standards, frameworks and guidelines may require us to provide more detailed information on greenhouse gas emissions, climate-related risks and sustainability initiatives, increasing the complexity and cost of compliance. Furthermore, the potential misinterpretation or criticism of our disclosed climate change data and actions could impact our relationships with investors, customers and other stakeholders.
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
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. Our revenue from outside of the United States approximated 41% of our total revenue for 2023. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
General Risk Factors
OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS AS WELL AS SUPPLY-CHAIN PRESSURES.
The success of our business is significantly related to general economic conditions. Further, our business and financial conditions correlate strongly to local, national and regional economic and political conditions or, at least, the perceptions of and confidence in those conditions. Interest rate volatility, tighter lending standards, and elevated price uncertainty put downward pressure on transaction volumes and can significantly impact our fees and our business with revenues and assets tied to market performance.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. Recently, we have seen increased supply-chain pressures which may impact our ability to deliver goods and services to our clients and increase the resultant costs in doing so. In 2022 and 2023, we observed the effects of a global economic slowdown or recession, partly driven by increasing interest rates to tackle inflation. The risk of a market crash and declining real estate asset values could create liquidity issues for our counterparties and/or a banking credit crunch which may negatively affect our cashflow and access to credit. Elevated economic uncertainty may prolong commercial real estate and investor decision making and have a dampening effect on our results.
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
OUR REPUTATION AND BRAND ARE IMPORTANT COMPANY ASSETS; IF WE FAIL TO PROTECT THEM, OUR BUSINESS MAY BE NEGATIVELY IMPACTED.
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
WE MUST CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. While our management has concluded that our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K was effective as of December 31, 2023, and our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting, there can be no assurance our internal controls will be effective or we will continue to receive an unqualified opinion in future years. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, this could restrict our ability to access the capital markets, subject us to fines, penalties, investigations, harm our reputation, or otherwise cause a decline in the trading price of our stock and investor confidence.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
On April 28, 2023, we received a comment letter from the staff (the “Staff”) of the SEC’s Division of Corporation Finance related to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Following our written response to the Staff, we received an additional letter on June 6, 2023. In this follow-up letter, the Staff requested additional information related to our non-GAAP measure "Fee revenue" and the appropriateness of components of "Gross contract costs," our deduction from Revenue to calculate Fee revenue. Subsequent to the June 6, 2023 letter, we had telephonic conversations with the Staff and provided additional written responses. On February 15, 2024, we received an additional letter from the Staff informing us of their objection to our “Fee revenue” and “Fee-based operating expenses” non-GAAP measures, citing questions 100.04 and 100.01 of the SEC Staff’s non-GAAP Compliance & Disclosure Interpretations as it relates to our historical non-GAAP adjustment of Gross contract costs. As such, effective with our first-quarter 2024 reporting cycle, we will remove all references to both measures. We are currently reviewing options for revised presentation of our non-GAAP disclosures.
ITEM 1C. CYBERSECURITY
To respond to the threat of security breaches and cyberattacks, we have developed a cybersecurity program, the implementation of which is led by our Global Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”). Our cybersecurity program is designed to protect and preserve the confidentiality, integrity and continued availability of all information and systems owned by us, or in our care. The Audit and Risk Committee of our Board of Directors has oversight of cybersecurity per its charter and as disclosed in our proxy statement. In addition, cybersecurity is reviewed as part of our overall enterprise risk management program, led by our Director of Enterprise Risk Management, which assesses our significant enterprise risks, provides a summary of those risks and primary mitigations, identifies control improvement projects for our significant risks, and regularly reports on the progress of control improvement projects for those risks to our GEB and the Audit & Risk Committee of our Board of Directors. Our Director of Enterprise Risk Management regularly meets with our CISO and CIO to assess our cybersecurity risks, cybersecurity program mitigants and status of control improvement projects.
Like other companies with a large technology footprint and high-profile client base, we are regularly subject to cyberattacks. While certain attacks have been successful, thus far none have had a material impact to our operations or clients. In the future, it is possible such attacks could be successful and have a material impact on our operations or our clients’ operations. Our cybersecurity program strategy is to implement layered controls to reduce our cybersecurity risk by minimizing both the likelihood and potential impact of cybersecurity events. These controls are aligned with the National Institute of Standards and Technology (NIST) cybersecurity framework.
Our CISO leads our cybersecurity program, holds a master's degree in computer and network forensics and has over twenty years of relevant experience, including cybersecurity and enterprise security leadership roles for large global organizations and within the U.S. government. Our CISO leads a global team of cybersecurity professionals with relevant prior employment experience at global financial services firms, leading technology companies, cybersecurity providers, the government and the military.

Our CISO reports to our CIO who is responsible for the development and implementation of our technology, data and information management strategy. Our CIO has over twenty years of experience in technology, data management, data science and analytics, earned a bachelor's degree in mechanical engineering and a master's degree in industrial engineering – operations research. Before joining JLL, our CIO previously held positions as Chief Data Officer, Global Head of Customer Intelligence, Head of Global Analytics and Head of Product Management for a large global financial services institution.
We engage third-party consultants in connection with our cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. These third-parties provide testing and advisory services to identify risks, improve the quality of controls, and ensure JLL is well-positioned to respond to cybersecurity incidents.
Our cybersecurity program also includes assessments of cybersecurity threats associated with our use of certain third-party service providers. JLL leverages pre-procurement security assessments and post-procurement continuous monitoring to evaluate the security risk of certain third-party service providers. We regularly engage third-parties to provide technology and/or to perform facilities management and project management services to our clients, where we have imperfect visibility into our third-parties’ susceptibility to cybersecurity threats and/or their controls.
We maintain a robust cyber incident response plan that includes controls and procedures designed to allow timely and accurate reporting of any material cybersecurity incident. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources as well. We provide at least annual information security training program for employees who have access to JLL or client related sensitive or personal information and regularly conduct phishing tests and education.
In 2023, we established a management executive committee that consists of our CISO, Chief Financial Officer, Chief Legal Officer, and Chief Accounting Officer that is responsible for determining if a cybersecurity incident is material to the Company and requires disclosure. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification.
Although we have not experienced any material cybersecurity events to date, cybersecurity threats could materially affect our business strategy, results of operations, or financial condition, as further discussed in our “Operational Risk Factors” in Item 1A, Risk Factors, of this report. Our business is highly dependent on our ability to collect, use, store and manage organizational and client data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our businesses, liability to clients, loss of client or other sensitive data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy one or more of our office locations. As we outsource significant portions of our information technology functions to third-party providers, such as cloud computing, we bear the risk of having less direct control over the security and performance of those systems.
Our cybersecurity risk is affected by cyber threats that are proliferating and advancing their ability to identify and exploit vulnerabilities, requiring continuous evaluation and improvements to our security architecture and cyber defenses. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We are continuously hardening our infrastructure built on these technologies, monitoring for threats, and evaluating our capability to respond to any incidents to minimize any impact to our systems, data, or business operations. Because we service clients across multiple industry verticals — many of which are higher-profile cyber targets themselves — including financial services, technology, government institutions, healthcare and life sciences, this also may increase the risk that we are subject to cyber-attack incidents.
As noted above, we have experienced various types of cyber-attack incidents which thus far have been contained and not material to us. We continue to implement new controls, governance, technical protections and other procedures to mitigate against the risks of a cybersecurity event. We also maintain a cyber risk insurance policy but the costs related to cybersecurity threats or disruptions may not be fully insured. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or vendors or suppliers we engage on behalf of our clients, fall victim to other successful cyberattacks.

Our Management and the Board of Directors provide significant oversight of risks from cybersecurity threats and are informed about and closely monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. In May 2022, in furtherance of ensuring appropriate oversight of our cybersecurity and information technology readiness, the Board adopted an amended charter of the Audit Committee which added cybersecurity and information technology readiness as part of the committee’s purpose. In addition, the Audit Committee was renamed to the “Audit and Risk Committee” to more accurately align with its responsibility to assist the Board in overseeing our policies, program and related risks identified as part of the enterprise risk management framework and cybersecurity and information technology.
The Audit and Risk Committee and management’s Cyber Governance Committee receive regular reports from our CIO and CISO on our information security program including our top cybersecurity risks, cybersecurity strategy, information system controls and related security measures and improvements, cyber incident response plan, cyber incidents and cyber defense metrics, and cyber security protocols and trainings. These regular reports also are shared with the full Board of Directors.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters are located at 200 East Randolph Drive, Chicago, Illinois, where we currently occupy over 138,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 315 corporate offices worldwide located in most major cities and metropolitan areas as follows: 118 offices in 9 countries in the Americas (including 96 in the United States), 124 offices in 24 countries in EMEA, and 73 offices in 15 countries in Asia Pacific. In addition, we have on-site property and facility management offices, generally located within properties we manage, provided to us without cost.
ITEM 3. LEGAL PROCEEDINGS
We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Many of these matters are covered by insurance, including insurance provided through a wholly-owned captive insurance company, although they may nevertheless be subject to large deductibles or retentions, and the amounts being claimed may exceed the available insurance. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 13, 2023, there were approximately 400 shareholders of record of our common stock and more than 80,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Share Repurchases
During the year ended December 31, 2023, we repurchased 410,260 shares for $62.0 million, compared with 2,922,466 shares repurchased for $601.2 million in 2022.
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2023:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2023 - October 31, 2023	60,336	$130.63	60,336
November 1, 2023 - November 30, 2023	49,408	$148.73	49,408
December 1, 2023 - December 31, 2023	38,061	$174.76	38,061	$1,093.6
Total	147,805		147,805
Dividends
We did not declare or pay any dividends in 2023 or 2022. Any future decision to declare and pay dividends remains subject to the discretion of our Board of Directors.
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

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company, traded in the U.S., and 4) Savills plc (SVS.L), a real estate services company traded on the London Stock Exchange. With the exception of Cushman & Wakefield, the following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2018. For Cushman & Wakefield, the $100 is assumed to be invested on August 2, 2018, the date of their initial public offering.

$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
December 31,
Peer Groups
S&P 500
JLL

	December 31,
	2018	2019	2020	2021	2022	2023
JLL	$100	$138	$118	$213	$126	$150
S&P 500	100	129	150	190	153	190
Peer Group	100	150	148	255	176	216

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
In this Item, we discuss results for the years ended December 31, 2023 and 2022 and the comparison between these years. Discussions of results for the year ended December 31, 2021 and comparisons between 2022 and 2021 results can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
◦Property Management
◦Advisory, Consulting and Other
•Capital Markets
◦Investment Sales, Debt/Equity Advisory and Other
◦Loan Servicing
◦Value and Risk Advisory
•Work Dynamics
◦Workplace Management
◦Project Management
◦Portfolio Services and Other
•JLL Technologies
•LaSalle
Our services are generally earned and billed in the form of transaction commissions, advisory and management fees, and incentive fees. Some of the contractual terms related to the services we provide, and thus the revenue we recognize, can be complex, requiring us to make judgments about our performance obligations and the timing and extent of revenue to recognize. In addition, a significant portion of our revenue represents the reimbursement of costs we incur on behalf of clients.
Goodwill and Other Intangible Assets
Consistent with the services nature of the businesses we have acquired, the largest asset on the Consolidated Balance Sheets is goodwill. We do not amortize goodwill; instead, we evaluate goodwill for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired. We reassessed our reporting units as of January 1, 2022, the effective date of our current organizational structure, and reassigned goodwill to reflect our new segment structure using a relative fair value allocation approach.
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
For JLL Technologies investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value. The fair value of certain investments is estimated using significant unobservable inputs which requires judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
For all investments reported at fair value, other than such investments where the measurement alternative has been elected, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings.
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
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2023, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
In situations where we believe that there may be uncertainty with respect to the recognition of tax benefits, we provide reserves for those benefits. Changes to the amounts of our unrecognized tax benefits may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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
Transaction-Based Revenues and Equity Earnings
Transaction-based revenues are impacted by the size and timing of our clients' transactions. Such revenues include investment sales and other capital markets activities, agency and tenant representation leasing transactions, incentive fees, and other services/offerings, increase the variability of the revenue we earn. Specifically for LaSalle, the magnitude and timing of recognition of incentive fees are driven by one or a combination of the following: changes in valuations of the underlying investments; dispositions of managed assets; and the contractual measurement periods with clients. The timing and the magnitude of transaction-based revenues can vary significantly from year to year and quarter to quarter, and also vary geographically.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences, and overall financing strategies. Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a maximum borrowing capacity of $3.30 billion as of December 31, 2023. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. We had $610.6 million of outstanding borrowings, net of debt issuance costs, under the Facility as of December 31, 2023. The Facility bears a variable rate of interest that fluctuates based on market rates.
In November 2023, we issued and sold $400.0 million of senior unsecured notes due December 2028 which bear interest at a fixed annual rate of 6.875%. Our €350.0 million face value of Euro Notes is split between €175.0 million due in June 2027 and €175.0 million due in June 2029, bearing interest at fixed annual rates of 1.96% and 2.21%, respectively. The issuance of the senior notes and Euro Notes at fixed interest rates has helped to limit our exposure to future movements in interest rates.
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. If interest rates were 50 basis points higher during 2023, Interest expense, net of interest income, would have been $9.4 million higher.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 41% of our total revenue for both 2023 and 2022, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2023, we had forward exchange contracts in effect with a gross notional value of $2.07 billion ($1.21 billion on a net basis). This corresponding net carrying gain is generally offset by a carrying loss in associated intercompany loans.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2023	% of Total	2022	% of Total
United States dollar	$12,258.9	59.0%	$12,375.9	59.3%
British pound	1,640.0	7.9	1,575.6	7.6
Euro	1,436.1	6.9	1,535.6	7.4
Australian dollar	1,036.9	5.0	1,183.0	5.7
Indian rupee	661.4	3.2	591.0	2.8
Canadian dollar	613.8	3.0	593.8	2.8
Hong Kong dollar	544.8	2.6	532.3	2.6
Chinese yuan	480.9	2.3	506.0	2.4
Singapore dollar	425.4	2.0	368.4	1.8
Japanese yen	286.6	1.4	233.8	1.1
Other currencies	1,376.0	6.7	1,366.7	6.5
Total revenue	$20,760.8	100.0%	$20,862.1	100.0%
Had British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2023, we estimate our reported operating income would have increased by $2.2 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2023, we estimate our reported operating income would have decreased by $0.3 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
Seasonality
Historically, we have reported a relatively smaller revenue and profit in the first quarter with both measures increasing during each of the following three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Our seasonality excludes the recognition of investment-generated performance fees and realized and unrealized investment equity earnings and losses. Specifically, we recognize incentives fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predictable or recurring. In addition, investment equity gains and losses are primarily dependent on underlying valuations, and the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. Other factors may affect seasonality. For example, we experienced disruption to our historical seasonality trends due to rising interest rates and widespread economic uncertainty in 2022 and 2023.
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions, including inflation. The impacts of inflation, including wage inflation, continue to be noticeable in our results.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•"n.m.": not meaningful, represented by a percentage change of greater than 1,000% or a change in margin of greater than 10,000 basis points ("bps"), favorable or unfavorable.
•Net income margin attributable to common shareholders is measured on Revenue and Adjusted EBITDA margin is measured on Fee revenue.
•We define "Resilient" revenue as (i) Property Management, within Markets Advisory, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets, (iii) Workplace Management, within Work Dynamics, (iv) JLL Technologies, and (v) Advisory Fees, within LaSalle. In addition, we define "Transactional" revenue as (i) Leasing and Advisory, Consulting and Other, within Markets Advisory, (ii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, (iii) Project Management and Portfolio Services and Other, within Work Dynamics, and (iv) Incentive fees and Transaction fees and other, within LaSalle.
Year Ended December 31, 2023 compared with Year Ended December 31, 2022

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2023	2022	U.S. dollars
Markets Advisory	$4,121.6	4,415.5	(293.9)	(7)%	(6)%
Capital Markets	1,778.0	2,488.2	(710.2)	(29)	(29)
Work Dynamics	14,131.1	13,268.5	862.6	7	7
JLL Technologies	246.4	213.9	32.5	15	15
LaSalle	483.7	476.0	7.7	2	2
Revenue	$20,760.8	20,862.1	(101.3)	—%	—%
Gross contract costs	(13,375.9)	(12,549.1)	(826.8)	7	7
Net non-cash MSR and mortgage banking derivative activity	18.2	(11.0)	29.2	(265)	(266)
Fee revenue	$7,403.1	8,302.0	(898.9)	(11)%	(11)%
Markets Advisory	2,968.0	3,360.2	(392.2)	(12)	(11)
Capital Markets	1,748.7	2,430.2	(681.5)	(28)	(28)
Work Dynamics	1,999.7	1,864.7	135.0	7	7
JLL Technologies	231.9	200.2	31.7	16	16
LaSalle	454.8	446.7	8.1	2	2
Compensation and benefits, excluding gross contract costs	$5,310.4	5,893.8	(583.4)	(10)%	(10)%
Operating, administrative and other expenses, excluding gross contract costs	1,158.9	1,218.2	(59.3)	(5)	(5)
Depreciation and amortization	238.4	228.1	10.3	5	5
Restructuring and acquisition charges	100.7	104.8	(4.1)	(4)	(5)
Total fee-based operating expenses	6,808.4	7,444.9	(636.5)	(9)	(8)
Gross contract costs	13,375.9	12,549.1	826.8	7	7
Total operating expenses	$20,184.3	19,994.0	190.3	1%	1%
Operating income	$576.5	868.1	(291.6)	(34)%	(33)%
Equity (losses) earnings	$(194.1)	51.0	(245.1)	(481)%	(480)%
Adjusted EBITDA	$736.7	1,247.3	(510.6)	(41)%	(40)%
Net income margin attributable to common shareholders (USD basis)	1.1%	3.1%	(200) bps		n/a
Adjusted EBITDA margin (local currency basis)	10.0%	15.0%	(500) bps		(500) bps
Adjusted EBITDA margin (USD basis)	10.0%

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
Gain/loss on disposition reflects the gain or loss recognized on the sale or disposition of businesses. Given the low frequency of business disposals by the company historically, the gain or loss directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2023, we recorded a $0.5 million net loss, versus a $7.5 million net loss in 2022.

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
Reconciliation of Non-GAAP Financial Measures
Below are the reconciliations of (i) Revenue to fee revenue and (ii) Operating expenses to Fee-based operating expenses.

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$20,760.8	20,862.1
Adjustments:
Gross contract costs	(13,375.9)	(12,549.1)
Net non-cash MSR and mortgage banking derivative activity	18.2	(11.0)
Fee revenue	$7,403.1	8,302.0

Operating expenses	$20,184.3	19,994.0
Less: Gross contract costs	(13,375.9)	(12,549.1)
Fee-based operating expenses	$6,808.4	7,444.9

Operating income	$576.5	868.1
Below is a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
(in millions)	2023	2022
Net income attributable to common shareholders	$225.4	654.5
Add:
Interest expense, net of interest income	135.4	75.2
Income tax provision	25.7	200.8
Depreciation and amortization(1)	234.4	225.2
EBITDA	$620.9	1,155.7
Adjustments:
Restructuring and acquisition charges	100.7	104.8
Net loss on disposition	0.5	7.5
Net non-cash MSR and mortgage banking derivative activity	18.2	(11.0)
Interest on employee loans, net	(3.6)	(9.7)
Adjusted EBITDA	$736.7	1,247.3
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

	Year Ended December 31,
($ in millions)	2023	% Change
Revenue:
At current period exchange rates	$20,760.8	—%
Impact of change in exchange rates	74.3	n/a
At comparative period exchange rates	$20,835.1	—%

Fee revenue:
At current period exchange rates	$7,403.1	(11)%
Impact of change in exchange rates	11.5	n/a
At comparative period exchange rates	$7,414.6	(11)%

Operating income:
At current period exchange rates	$576.5	(34)%
Impact of change in exchange rates	4.5	n/a
At comparative period exchange rates	$581.0	(33)%

Adjusted EBITDA:
At current period exchange rates	$736.7	(41)%
Impact of change in exchange rates	7.5	n/a
At comparative period exchange rates	$744.2	(40)%

Revenue
For the full year, revenue was flat and fee revenue decreased 11% compared with the prior year, as transaction-based businesses lagged the prior year. Resilient businesses, collectively, delivered 5% growth for the full year, as Property Management, within Markets Advisory, grew 11%; Workplace Management, within Work Dynamics, grew 7%; and JLL Technologies grew 16%. In contrast, transaction-based businesses, notably Investment Sales and Debt Advisory within Capital Markets as well as Leasing within Markets Advisory, experienced challenges from a rapid increase in interest rates and negative economic sentiment, consistent with performance starting in the second half of 2022.
The following highlights Revenue and fee revenue by segment, for the current and prior year ($ in millions). Refer to segment operating results for further detail.
Operating Expenses
Operating expenses increased 1% to $20.2 billion in 2023 while fee-based operating expenses were $6.8 billion in 2023, down 8% from prior year. The net increase in operating expenses was driven by growth in resilient businesses, such as Workplace Management and Property Management, including associated reimbursed expenses. The decline in fee-based operating expenses was attributable to Capital Markets, which represented 65% of the decrease on a local currency basis, Markets Advisory, which represented 46% of the decrease, and JLL Technologies, which represented 7% of the decrease. These were partially offset by Work Dynamics, which had an increase in fee-based operating expenses. Refer to segment operating results for additional detail.

Restructuring and acquisition charges in 2023 were slightly lower than 2022; refer to the following table and commentary below for additional detail.

	Year Ended December 31,
(in millions)	2023	2022
Severance and other employment-related charges	$62.1	44.5
Restructuring, pre-acquisition and post-acquisition charges	43.0	63.6
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(4.4)	(3.3)
Restructuring and acquisition charges	$100.7	104.8
The increase in severance and other employment-related charges, compared with 2022, reflected notable cost mitigation actions taken across the globe in 2023. The decrease in restructuring and pre- and post-acquisition charges was largely driven by lower retention-related post-acquisition charges and fewer restructuring costs related to business exits in 2023 compared to 2022.
Interest Expense
Interest expense, net of interest income, for 2023 was $135.4 million, compared to $75.2 million in 2022. The change was driven by a higher effective interest rate on our credit facilities and a year-over-year increase in the average outstanding borrowings. The average outstanding borrowings under our credit facilities increased to $1,875.9 million, with an average effective interest rate of 5.9%, in 2023, from $1,399.1 million, with an average effective interest rate of 2.9%, during 2022.
Equity Earnings
The following details Equity (losses) earnings by relevant segment. Refer to the segment discussions for additional details.

	Year Ended December 31,
(in millions)	2023	2022
JLL Technologies	$(177.0)	46.6
LaSalle	(24.7)	0.4
Other	7.6	4.0
Equity (losses) earnings	$(194.1)	51.0
Income Taxes
The provision for income taxes was $25.7 million and $200.8 million for the years ended December 31, 2023 and 2022, respectively, representing effective tax rates ("ETR") of 10.2% and 20.2%, respectively. The meaningfully lower ETR in 2023 was primarily attributable to the significant decline in pre-tax earnings as well as the geographic mix of income. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $225.4 million for the year, or $4.67 per diluted common share, compared with $654.5 million for 2022, or $13.27 per diluted common share. Adjusted EBITDA decreased 40% from the prior year to $736.7 million in 2023. Net income margin attributable to common shareholders was 1.1% in 2023, down from 3.1% in the prior year. Adjusted EBITDA margin, calculated on a fee revenue basis, was 10.0% in both USD and local currency for 2023, compared with 15.0% in 2022.
The full-year margin contraction was primarily attributable to the $245.1 million decrease in equity earnings, which comprised nearly two-thirds of the margin decline, and the impact of lower transaction-based revenue. Partially offsetting these items were margin accretive drivers including resilient revenue growth and the benefit of cost reduction actions executed in the last year.

Segment Operating Results
We manage and report our operations as five business segments: Markets Advisory, Capital Markets, Work Dynamics, JLL Technologies and LaSalle. Markets Advisory offers a wide range of real estate services, including agency leasing and tenant representation, property management, and advisory and consulting services. Our Capital Markets service offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Our Work Dynamics business provides a broad suite of integrated services to occupiers of real estate, including facility and project management, as well as portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to facility occupiers. Our JLL Technologies segment offers software products, solutions and services, while LaSalle provides investment management services on a global basis to institutional investors and high-net-worth individuals.
For segment reporting, (i) gross contract costs and (ii) net non-cash MSR and mortgage banking derivative activity are both excluded from revenue in determining Fee revenue. Gross contract costs are excluded from operating expenses in determining Fee-based operating expenses. In addition, our measure of segment results also excludes Restructuring and acquisition charges.

Markets Advisory

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$4,121.6	4,415.5	(293.9)	(7)%	(6)%
Gross contract costs	(1,153.6)	(1,055.3)	(98.3)	9	11
Fee revenue	$2,968.0	3,360.2	(392.2)	(12)%	(11)%
Leasing	2,322.3	2,736.7	(414.4)	(15)	(15)
Property Management	551.7	500.2	51.5	10	11
Advisory, Consulting and Other	94.0	123.3	(29.3)	(24)	(23)
Compensation and benefits, excluding gross contract costs	2,178.2	2,433.7	(255.5)	(10)	(10)
Operating, administrative and other expenses, excluding gross contract costs	368.3	405.0	(36.7)	(9)	(8)
Depreciation and amortization	69.6	73.5	(3.9)	(5)	(5)
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	2,616.1	2,912.2	(296.1)	(10)	(10)
Gross contract costs	1,153.6	1,055.3	98.3	9	11
Segment operating expenses	$3,769.7	3,967.5	(197.8)	(5)%	(4)%
Equity losses	$(0.5)	(0.3)	(0.2)	(67)%	(51)%
Adjusted EBITDA	$416.6	527.5	(110.9)	(21)%	(21)%
Adjusted EBITDA margin (local currency basis)	14.1%	15.7%	(170) bps		(160) bps
Adjusted EBITDA margin (USD basis)	14.0%
Markets Advisory top-line movements were largely driven by Leasing and reflected a decrease in average deal size and lower transaction volumes across nearly all asset classes, especially the office sector. Economic uncertainty has delayed commercial real estate decision making, particularly for large-scale leasing actions where JLL has a greater presence. Property Management continued to achieve top-line growth, primarily attributable to portfolio expansions, predominantly in the Americas, and incremental fees from interest-rate-sensitive contract terms in the U.K. The decrease in Advisory, Consulting and Other was substantially driven by the absence of revenues associated with a business exited at the end of the fourth quarter of 2022.
The decreases in segment operating expenses and segment fee-based operating expenses in 2023 were driven primarily by (i) lower commissions, commensurate with the top-line performance, (ii) the absence of operating costs associated with the business exited at the end of 2022 (referenced in the revenue narrative above) and (iii) the benefit associated with cost management actions executed over the last year to reduce expenses. These decreases were partially offset by higher annual incentive compensation expense this year as the prior-year results reflected a company-wide discretionary reduction to annual incentive compensation accruals.
Adjusted EBITDA margin contraction was predominantly driven by the lower Leasing revenue (net of lower commissions) and higher incentive compensation accruals in the current year, which overshadowed the revenue growth in Property Management and benefit associated with cost management actions discussed above.

Capital Markets

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$1,778.0	2,488.2	(710.2)	(29)%	(29)%
Gross contract costs	(47.5)	(47.0)	(0.5)	1	1
Net non-cash MSR and mortgage banking derivative activity	18.2	(11.0)	29.2	(265)	(266)
Fee revenue	$1,748.7	2,430.2	(681.5)	(28)%	(28)%
Investment Sales, Debt/Equity Advisory and Other	1,245.0	1,906.7	(661.7)	(35)	(35)
Value and Risk Advisory	351.1	365.6	(14.5)	(4)	(3)
Loan Servicing	152.6	157.9	(5.3)	(3)	(3)
Compensation and benefits, excluding gross contract costs	1,337.7	1,727.1	(389.4)	(23)	(22)
Operating, administrative and other expenses, excluding gross contract costs	246.1	263.2	(17.1)	(6)	(6)
Depreciation and amortization	65.6	61.6	4.0	6	7
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,649.4	2,051.9	(402.5)	(20)	(20)
Gross contract costs	47.5	47.0	0.5	1	1
Segment operating expenses	$1,696.9	2,098.9	(402.0)	(19)%	(19)%
Equity earnings	$6.7	3.1	3.6	116%	114%
Adjusted EBITDA	$173.1	444.0	(270.9)	(61)%	(61)%
Adjusted EBITDA margin (local currency basis)	9.9%	18.3%	(840) bps		(840) bps
Adjusted EBITDA margin (USD basis)	9.9%
Lower Capital Markets revenue and fee revenue reflected the meaningful drop in transaction volumes compared with 2022. The rapid rise in interest rates and elevated uncertainty prolonged investor decision making and drove wide bid-ask spreads. This impact was most pronounced in Investment Sales and Debt/Equity Advisory, which experienced declines across all asset classes and geographies. Globally, fourth-quarter market volumes for investment sales were down 23% in USD (24% in local currency) according to JLL Research, the lowest fourth quarter since 2011. Loan Servicing continued to achieve growth in fees generated by the Fannie Mae DUS portfolio as core servicing fees were up 6%, more than offset by $13.4 million of lower prepayment fees as refinancing activity remained suppressed.
The net decreases in segment operating expenses and segment fee-based operating expenses in 2023 were driven primarily by lower commissions, commensurate with the top-line performance, and to the benefit of cost management strategies actioned in the last year. These decreases were partially offset by higher incentive bonus expense in 2023, primarily reflecting the benefit to the prior year associated with the company-wide discretionary reduction to annual incentive compensation accruals.
The margin contraction was predominantly driven by the decline in Investment Sales and Debt/Equity Advisory revenue, net of lower commissions expense, as well as incentive compensation accruals, as described above.

Work Dynamics

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$14,131.1	13,268.5	862.6	7%	7%
Gross contract costs	(12,131.4)	(11,403.8)	(727.6)	6	7
Fee Revenue	$1,999.7	1,864.7	135.0	7%	7%
Workplace Management	806.4	752.8	53.6	7	7
Project Management	928.4	850.7	77.7	9	9
Portfolio Services and Other	264.9	261.2	3.7	1	1
Compensation and benefits, excluding gross contract costs	1,305.1	1,202.3	102.8	9	9
Operating, administrative and other expenses, excluding gross contract costs	431.6	432.9	(1.3)	—	—
Depreciation and amortization	79.2	71.1	8.1	11	12
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	1,815.9	1,706.3	109.6	6	7
Gross contract costs	12,131.4	11,403.8	727.6	6	7
Segment operating expenses	$13,947.3	13,110.1	837.2	6%	7%
Equity earnings	$1.4	1.2	0.2	17%	17%
Adjusted EBITDA	$264.0	230.1	33.9	15%	14%
Adjusted EBITDA margin (local currency basis)	13.1%	12.3%	90 bps		80 bps
Adjusted EBITDA margin (USD basis)	13.2%
Work Dynamics revenue and fee revenue growth was broad-based across service lines and geographies, led by strong performance in Workplace Management as recent wins and mandate expansions ramped up in the second half of the year. Momentum from increased project demand drove Project Management top-line expansion throughout 2023, though the pace of growth decelerated in the fourth quarter.
The net increases in segment operating expenses and segment fee-based operating expenses in 2023 were primarily due to higher revenue-related expenses, which correlated to the overall growth in revenue as the benefit of cost management actions executed over the last year largely offset other operating expense increases.
Margin expansion was driven by the Workplace Management and Project Management revenue growth and the reduction of certain expenses associated with cost management actions over the last year.

JLL Technologies

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$246.4	213.9	32.5	15%	15%
Gross contract costs	(14.5)	(13.7)	(0.8)	6	6
Fee revenue	$231.9	200.2	31.7	16%	16%
Compensation and benefits, excluding gross contract costs(1)	200.7	240.3	(39.6)	(16)	(16)
Operating, administrative and other expenses, excluding gross contract costs	50.3	57.4	(7.1)	(12)	(12)
Depreciation and amortization	15.9	15.4	0.5	3	3
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	266.9	313.1	(46.2)	(15)	(15)
Gross contract costs	14.5	13.7	0.8	6	6
Segment operating expenses	$281.4	326.8	(45.4)	(14)%	(14)%
Equity (losses) earnings	$(177.0)	46.6	(223.6)	(480)%	(480)%
Adjusted EBITDA	$(196.1)	(50.9)	(145.2)	(285)%	(286)%
Adjusted EBITDA margin (local currency basis)	(84.9)%	(25.4)%	(5,920) bps		(5,950) bps
Adjusted EBITDA margin (USD basis)	(84.6)%
(1) Included in Compensation and benefits expenses for JLL Technologies is a reduction in carried interest expense of $13.8 million for the twelve months ended December 31, 2023, and carried interest expense of $16.6 million for the twelve months ended December 31, 2022, related to Equity earnings of the segment.
The full-year increases in JLL Technologies revenue and fee revenue were primarily due to growth in services and software solutions, largely from existing enterprise clients, as well as a modest increase from subscriptions.
Equity losses in 2023 were largely driven by fair value declines and reflected the particularly challenging economic environment for venture capital companies. Equity earnings in 2022 were attributable to modest valuation increases across several investments, offset by less significant impairments/valuation declines compared with 2023.
Lower segment operating expenses and segment fee-based operating expenses in 2023 were largely driven by (i) a $30.4 million year-over-year difference associated with carried interest expense (which broadly correlates to equity earnings/losses), given the reduction in carried interest expense in 2023 compared with incremental expense in 2022 and (ii) the reduction of certain expenses associated with cost management actions over the last year.
The full-year margin contraction was entirely driven by the equity losses, partially offset by (i) fee revenue growth, (ii) the reduction in carried interest expense (associated with equity losses) and (iii) the reduction of certain expenses associated with cost management actions and improved operating efficiency over the last year.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2023	2022	U.S. dollars		Currency
Revenue	$483.7	476.0	7.7	2%	2%
Gross contract costs	(28.9)	(29.3)	0.4	(1)	(2)
Fee revenue	$454.8	446.7	8.1	2%	2%
Advisory fees	377.2	380.3	(3.1)	(1)	—
Transaction fees and other	30.1	39.8	(9.7)	(24)	(22)
Incentive fees	47.5	26.6	20.9	79	79
Compensation and benefits, excluding gross contract costs	288.7	290.4	(1.7)	(1)	—
Operating, administrative and other expenses, excluding gross contract costs	62.6	59.7	2.9	5	5
Depreciation and amortization	8.1	6.5	1.6	25	26
Segment fee-based operating expenses (excluding restructuring and acquisition charges)	359.4	356.6	2.8	1	1
Gross contract costs	28.9	29.3	(0.4)	(1)	(2)
Segment operating expenses	$388.3	385.9	2.4	1%	1%
Equity (losses) earnings	$(24.7)	0.4	(25.1)	n.m.	n.m.
Adjusted EBITDA	$79.1	96.6	(17.5)	(18)%	(17)%
Adjusted EBITDA margin (local currency basis)	17.5%	21.6%	(420) bps		(410) bps
Adjusted EBITDA margin (USD basis)	17.4%
LaSalle's top-line growth was fueled by higher incentive fees earned on asset dispositions on behalf of clients, following muted transaction volume in 2022. Advisory fees were stable compared to the prior year as increases from capital raising were largely offset by valuation declines impacting AUM. Lower transaction fees reflected the global trends in investment sales transaction volumes.
The 2023 equity losses were primarily attributable to valuation declines in the co-investment portfolio.
Adjusted EBITDA margin contraction was primarily driven by equity losses in the current year (over 500 basis point negative impact to margin), partially offset by higher incentive fees.
As of December 31, 2023, LaSalle had $73.9 billion of AUM, a decrease of 7% in both USD and local currency from
$79.1 billion as of December 31, 2022. The net decrease in AUM during the year resulted from (i) $5.7 billion of dispositions and withdrawals and (ii) $4.0 billion of net valuation decreases, partially offset by (iii) $4.0 billion of acquisitions and $0.5 billion of foreign currency increases. As further described in Item 1, LaSalle will refine the definition of AUM in 2024 to conform with industry standards. Under the new definition, AUM as of December 31, 2023 would have been $89.0 billion.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Operating activities provided $575.8 million of cash in 2023, compared with $199.9 million provided in 2022. The improvement in cash provided was primarily due to (i) improved collection of receivables (ii) $162.8 million less in cash taxes paid, (iii) lower annual incentive compensation payments, typically paid in the first quarter, compared with the prior year and (iv) lower commission payments in 2023.
Cash Flows from Investing Activities
We used $290.4 million of cash for investing activities during 2023, compared with $243.1 million used in 2022. Net cash outflow was lower in 2022 due to the receipt of $132.4 million net capital proceeds relating to an investment by a less than wholly-owned subsidiary (offset within cash flows from financing activities as noted below). We discuss key drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $374.3 million of cash during 2023, compared with $13.1 million used during 2022. The decrease in net borrowings on our Facility ($600.0 million net paydowns in 2023 versus $1,075.0 million of net borrowings in 2022) was driven by lower share repurchases (refer to the Share Repurchases section below) and higher cash provided by operating activities. In addition, the $400.0 million in proceeds associated with the issuance of senior notes was used to pay down the Facility. Cash outflow relating to noncontrolling interest distributions in 2022 included a $142.3 million gain by a consolidated variable interest entity in which the company held no equity interest that was also distributed during the year. The offset to this is included in cash from investing activities, specifically investment activity by less than wholly-owned entities.
Debt
On November 3, 2023, we amended our Facility to extend the maturity date to November 3, 2028 as well as update our borrowing capacity to $3.30 billion. Our Facility continues to bear a variable rate of interest. Outstanding borrowings, including the balance of the Facility and Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) are presented below.

	December 31,
(in millions)	2023	2022
Outstanding borrowings under the Facility	$625.0	1,225.0
Short-term borrowings	147.9	164.2
In addition to our Facility, we had the capacity to borrow up to $55.2 million under local overdraft facilities as of December 31, 2023.
The following table provides additional information on our Facility as well as our uncommitted credit agreement ("Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million, collectively.

	Year Ended December 31,
($ in millions)	2023	2022
Average outstanding borrowings	$1,875.9	1,399.1
Average effective interest rate	5.9%	2.9%
As of December 31, 2023, we had €350.0 million of Euro Notes, evenly divided between maturities of June 2027 (with a fixed interest rate of 1.96%) and June 2029 (with a fixed interest rate of 2.21%). During 2023, we issued $400.0 million of Senior Notes due December 2028 with a fixed interest rate of 6.875% and used the proceeds to pay down our Facility.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 10, Debt in the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our debt.

Investment Activity
As of December 31, 2023, we had a carrying value of $816.6 million in Investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies and proptech funds as well as LaSalle co-investments. In 2023 and 2022, funding of investments exceeded returns of capital by $85.7 million and $142.9 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
We have unfunded capital commitments to investment vehicles and direct investments totaling a maximum of $354.6 million as of December 31, 2023.
See Note 5, Investments, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our investment activity.
Share Repurchase and Dividend Programs
In February 2022, our Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock in the open market and privately negotiated transactions. As of December 31, 2023, $1,093.6 million remained authorized for repurchases under our repurchase program. The following table outlines share repurchase activity for the last two year.

	Year Ended December 31,
($ in millions)	2023	2022
Total number of shares repurchased (in 000's)	410.3	2,922.5
Total paid for shares repurchased	$62.0	601.2
Capital Expenditures
Capital expenditures, excluding those made by a consolidated VIE in which we held no equity interest, were $186.9 million and $205.8 million in 2023 and 2022, respectively. Expenditures in both years were primarily related to office leasehold improvements, hardware and purchased/developed software.
Investment Asset Activity of Consolidated Less Than Wholly-Owned Entities
Net capital proceeds related to consolidated VIEs in which we held no equity interest were $134.8 million in 2022, as a result of a reconsideration event. The distribution of proceeds from the sale of this investment (the initial acquisition of which was largely funded from employee-investors and related third-party debt) also occurred in 2022 and is included within financing activities.
Business Acquisitions
In 2023, we paid $40.4 million for business acquisitions. This included $13.6 million of payments relating to an acquisition that closed in 2023 and $26.8 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $13.2 million and $26.2 million on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2023, we had the potential to make earn-out payments on 14 acquisitions subject to the achievement of certain performance conditions, representing $57.5 million accrued for potential earn-out payments, of a potential maximum of $100.0 million (undiscounted). These earn-outs will come due at various times over the next five years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2023 and 2022, we had total cash and cash equivalents of $410.0 million and $519.3 million, respectively, of which $310.1 million and $400.8 million, respectively, was held by our foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, however, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The total assets of these countries in aggregate totaled approximately 4% of our total assets as of both December 31, 2023 and 2022.
Leases
Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2023 was $37.6 million.
Refer to Note 11, Leases, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our lease obligations.
Deferred Compensation
Deferred compensation obligations are inclusive of amounts attributable to service conditions satisfied as of December 31, 2023, as well as service conditions expected to be satisfied in future periods. The deferred compensation plans include a provision for deferred compensation plans, predominantly in the U.S., that allow employees to defer portions of their compensation. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The timing of payments to employees is, in part, dependent on their employment with JLL and, therefore, cannot be determined with precision.
Refer to the Consolidated Balance Sheets, of the Consolidated Financial Statements, and Note 9, Fair Value Measurements, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our deferred compensation.
Defined Benefit Plans
The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $6.5 million to our defined benefit pension plans in 2024. As payments to recipients are based on their retirement date, age and other factors, we cannot determine the timing of such payments with precision.
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2023, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over income taxes
As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $25.7 million for the year ended December 31, 2023 based on local tax rules and regulations for the tax jurisdictions in which they operate. The Company has operations which constitute a taxable income presence in 93 countries or other taxable jurisdictions outside of the U.S.
We identified the evaluation of the sufficiency of audit evidence over income tax expense as a critical audit matter. The Company’s global tax structure adds complexity that required subjective auditor judgment to evaluate the sufficiency of audit evidence obtained. This required the involvement of federal and international tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 27, 2024

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$410.0	519.3
Trade receivables, net of allowance of $70.7 and $66.7	2,095.8	2,148.8
Notes and other receivables	446.4	469.5
Reimbursable receivables	2,321.7	2,005.7
Warehouse receivables	677.4	463.2
Short-term contract assets, net of allowance of $1.6 and $1.9	338.3	359.7
Prepaid and other	567.4	603.5
Total current assets	6,857.0	6,569.7
Property and equipment, net of accumulated depreciation of $1,039.1 and $960.5	613.9	582.9
Operating lease right-of-use assets	730.9	776.3
Goodwill	4,587.4	4,528.0
Identified intangibles, net of accumulated amortization of $563.0 and $445.8	785.0	858.5
Investments, including $740.8 and $794.9 at fair value	816.6	873.8
Long-term receivables	363.8	331.1
Deferred tax assets, net	497.4	379.6
Deferred compensation plan	604.3	517.9
Other	208.5	175.9
Total assets	$16,064.8	15,593.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,406.7	1,236.8
Reimbursable payables	1,796.9	1,579.5
Accrued compensation and benefits	1,698.3	1,749.8
Short-term borrowings	147.9	164.2
Short-term contract liabilities and deferred income	226.4	216.5
Short-term acquisition-related obligations	19.6	23.1
Warehouse facilities	662.7	455.3
Short-term operating lease liabilities	161.9	156.4
Other	325.7	330.5
Total current liabilities	6,446.1	5,912.1
Credit facility, net of debt issuance costs of $14.4 and $11.2	610.6	1,213.8
Long-term debt, net of debt issuance costs of $8.1 and $1.2	779.3	372.8
Deferred tax liabilities, net	44.8	194.0
Deferred compensation	580.0	492.4
Long-term acquisition-related obligations	51.1	76.3
Long-term operating lease liabilities	754.5	775.8
Other	388.5	407.0
Total liabilities	9,654.9	9,444.2
Redeemable noncontrolling interest	—	7.0
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,085,968 shares issued; 47,509,750 and 47,507,758 outstanding	0.5	0.5
Additional paid-in capital	2,019.7	2,022.6
Retained earnings	5,795.6	5,590.4
Treasury stock, at cost, 4,610,798 and 4,578,210 shares	(920.1)	(934.6)
Shares held in trust	(10.4)	(9.8)
Accumulated other comprehensive loss	(591.5)	(648.2)
Total Company shareholders' equity	6,293.8	6,020.9
Noncontrolling interest	116.1	121.6
Total equity	6,409.9	6,142.5
Total liabilities, redeemable noncontrolling interest and equity	$16,064.8	15,593.7
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share and per share data)	2023	2022	2021
Revenue	$20,760.8	20,862.1	19,367.0
Operating expenses:
Compensation and benefits	$9,770.7	10,010.8	9,535.5
Operating, administrative and other	10,074.5	9,650.3	8,485.8
Depreciation and amortization	238.4	228.1	217.5
Restructuring and acquisition charges	100.7	104.8	84.7
Total operating expenses	$20,184.3	19,994.0	18,323.5
Operating income	$576.5	868.1	1,043.5
Interest expense, net of interest income	135.4	75.2	40.1
Equity (losses) earnings	(194.1)	51.0	209.4
Other income	4.9	150.3	10.8
Income before income taxes and noncontrolling interest	251.9	994.2	1,223.6
Income tax provision	25.7	200.8	264.3
Net income	226.2	793.4	959.3
Net income (loss) attributable to noncontrolling interest	0.8	138.9	(2.3)
Net income attributable to common shareholders	$225.4	654.5	961.6
Basic earnings per common share	$4.73	13.51	18.89
Basic weighted average shares outstanding (in 000's)	47,628	48,453	50,917
Diluted earnings per common share	$4.67	13.27	18.47
Diluted weighted average shares outstanding (in 000's)	48,288	49,341	52,071
Net income attributable to common shareholders	$225.4	654.5	961.6
Change in pension liabilities, net of tax	0.4	(21.5)	38.5
Foreign currency translation adjustments	56.3	(231.3)	(56.7)
Comprehensive income attributable to common shareholders	$282.1	401.7	943.4
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in millions, except share and per share data)	Company Shareholders' Equity
	Common Stock		Additional		Shares
	Shares Outstanding	Amount	Paid-In	Retained	Held	Treasury			Total
			Capital	Earnings	in Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2020	51,105,417	$0.5	2,023.3	3,975.9	(5.6)	(96.1)	(377.2)	89.2	$5,610.0
Net income (3)	—	—	—	961.6	—	—	—	(2.2)	959.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	370,442	—	(66.0)	—	—	33.1	—	—	(32.9)
Stock-based compensation	—	—	96.4	—	—	—	—	—	96.4
Shares held in trust	—	—	—	—	0.4	—	—	—	0.4
Dividends from vested historic award	—	—	—	0.1	—	—	—	—	0.1
Repurchase of common stock	(1,451,720)	—	—	—	—	(343.3)	—	—	(343.3)
Change in pension liabilities, net of tax	—	—	—	—	—	—	38.5	—	38.5
Foreign currency translation adjustments	—	—	—	—	—	—	(56.7)	—	(56.7)
Net increase in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	141.5	141.5
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
Net income (3)	—	—	—	654.5	—	—	—	139.2	793.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	406,085	—	(116.9)	(1.7)	—	72.9	—	—	(45.7)
Stock-based compensation	—	—	85.8	—	—	—	—	—	85.8
Shares held in trust	—	—	—	—	(4.6)	—	—	—	(4.6)
Repurchase of common stock	(2,922,466)	—	—	—	—	(601.2)	—	—	(601.2)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(21.5)	—	(21.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(231.3)	—	(231.3)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	(113.9)	(113.9)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(132.2)	(132.2)
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net income (3)	—	—	—	225.4	—	—	—	1.0	226.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	374,191	—	(84.0)	(20.2)	—	76.1	—	—	(28.1)
Stock-based compensation	—	—	78.3	—	—	—	—	—	78.3
Shares held in trust	—	—	—	—	(0.6)	—	—	—	(0.6)
Repurchase of common stock	(372,199)	—	—	—	—	(61.6)	—	—	(61.6)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	—	—	—	56.3	—	56.3
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(6.5)	(6.5)
Redemption of redeemable noncontrolling interest	—	—	2.8	—	—	—	—	—	2.8
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net loss attributable to redeemable noncontrolling interest of $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$226.2	793.4	959.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	238.4	228.1	217.5
Equity losses (earnings)	194.1	(51.0)	(209.4)
Net loss (gain) on the disposition of assets	0.5	(133.9)	(10.9)
Distributions of earnings from investments	12.4	21.2	28.6
Provision for loss on receivables and other assets	20.3	27.0	12.1
Amortization of stock-based compensation	78.3	85.8	96.4
Net non-cash mortgage servicing rights and mortgage banking derivative activity	18.2	(11.0)	(59.3)
Accretion of interest and amortization of debt issuance costs	4.3	4.8	4.4
Other, net	17.5	5.9	(14.0)
Change in:
Receivables	11.1	(291.3)	(436.2)
Reimbursable receivables and reimbursable payables	(93.3)	(52.2)	(82.4)
Prepaid expenses and other assets	(24.0)	39.9	(149.6)
Income taxes receivable, payable and deferred	(138.8)	(105.1)	35.0
Accounts payable, accrued liabilities and other liabilities	78.5	(78.4)	(12.8)
Accrued compensation (including net deferred compensation)	(67.9)	(283.3)	593.7
Net cash provided by operating activities	575.8	199.9	972.4
Cash flows from investing activities:
Net capital additions – property and equipment	(186.9)	(205.8)	(175.9)
Net investment asset activity (less than wholly-owned)	—	134.8	(70.9)
Business acquisitions, net of cash acquired	(13.6)	(5.7)	(416.8)
Capital contributions to investments	(109.4)	(167.3)	(181.1)
Distributions of capital from investments	23.7	24.4	74.0
Other, net	(4.2)	(23.5)	(35.1)
Net cash used in investing activities	(290.4)	(243.1)	(805.8)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	7,684.0	7,560.0	5,094.0
Repayments of borrowings under credit facility	(8,284.0)	(6,485.0)	(4,944.0)
Proceeds from senior notes	400.0	—	—
Repayments of senior notes	—	(275.0)	—
Net (repayments of) proceeds from short-term borrowings	(24.8)	20.1	91.8
Payments of deferred business acquisition obligations and earn-outs	(26.6)	(12.6)	(63.7)
Shares repurchased for payment of employee taxes on stock awards	(30.6)	(87.2)	(52.5)
Repurchase of common stock	(61.6)	(601.2)	(343.3)
Deconsolidation of variable interest entity	—	(20.4)	—
Noncontrolling interest (distributions) contributions, net	(6.5)	(142.7)	19.0
Other, net	(24.2)	30.9	54.9
Net cash used in financing activities	(374.3)	(13.1)	(143.8)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	6.3	(39.3)	(21.0)
Net change in cash, cash equivalents and restricted cash	(82.6)	(95.6)	1.8
Cash, cash equivalents and restricted cash, beginning of the year	746.0	841.6	839.8
Cash, cash equivalents and restricted cash, end of the year	$663.4	746.0	841.6
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the year	$226.7	247.9	265.5
Restricted cash, end of the year	253.4	226.7	247.9
Cash paid during the year for:
Interest	$144.8	74.3	38.8
Income taxes, net of refunds	158.5	321.3	262.5
Operating leases	194.6	181.6	196.7
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	5.3	68.6
Deferred business acquisition obligations	—	3.1	10.0
Non-cash consideration received for disposition	—	15.8	23.9
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 106,000 employees, including approximately 48,300 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of approximately 4.8 billion square feet worldwide as of December 31, 2023. LaSalle Investment Management ("LaSalle") is one of the world's largest and most diversified real estate investment management firms, with $73.9 billion of assets under management (unaudited) as of December 31, 2023.
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
For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to JLL. We evaluate whether noncontrolling interests possess any redemption features outside of our control. If such features exist, the noncontrolling interests are presented outside of permanent equity on the Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value as of each balance sheet date through a charge to Additional paid-in capital, if necessary. When noncontrolling interests have no redemption features outside of our control, noncontrolling interests are presented as a component of permanent equity on the Consolidated Balance Sheets. We report revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests; the income or loss attributable to the noncontrolling interest holders is reflected in Net income (loss) attributable to noncontrolling interest on the Consolidated Statements of Comprehensive Income.
Changes in amounts attributable to non-redeemable noncontrolling interests are reflected in the Consolidated Statements of Changes in Equity. Changes in amounts attributable to redeemable noncontrolling interests are presented in the following table.

(in millions)
Redeemable noncontrolling interests as of December 31, 2020	$7.8
Net loss	(0.1)
Other	0.1
Redeemable noncontrolling interests as of December 31, 2021	7.8
Net loss	(0.3)
Distribution to redeemable noncontrolling interest	(0.2)
Other	(0.3)
Redeemable noncontrolling interests as December 31, 2022	7.0
Net loss	(0.2)
Redemption of redeemable noncontrolling interest(1)	(6.8)
Redeemable noncontrolling interests as of December 31, 2023	$—
(1) Reflects redemption of the redeemable noncontrolling interest related to our 2019 acquisition of Latitude Real Estate Investors and includes $4.0 million and $2.8 million, representing the approximate fair value and the difference between the fair value and carrying value, respectively.
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
Basis of Presentation
Effective for our consolidated financial statements as of and for the year ended December 31, 2023, we made certain presentation changes and recast prior-period information to conform with the current presentation.
First, on our Consolidated Statements of Cash Flows, we changed the presentation of certain components and captions within Cash flows from operating activities to reflect the way we internally manage and monitor our working capital. This change in presentation had no impact on our previously reported Net cash provided by operating activities, and had no impact on our other consolidated financial statements.
Second, on our Consolidated Statements of Changes in Equity, we combined amounts separately disclosed in prior years on our Consolidated Statements of Changes in Equity under the captions Shares issues under stock-based compensation programs and Shares repurchased for payment of taxes on stock-based compensation to a single line (Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes) to simplify the presentation. This change in presentation had no impact on our other consolidated financial statements.
Revenue Recognition
We earn revenue from the following services (segments are bolded).
•Markets Advisory
◦Leasing
◦Property Management
◦Advisory, Consulting and Other
•Capital Markets
◦Investment Sales, Debt/Equity Advisory and Other
◦Loan Servicing
◦Value and Risk Advisory
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

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue excluded from scope of ASC Topic 606	$286.3	293.6	337.1
Value and Risk Advisory
Value and Risk Advisory service offerings include (but are not limited to) asset appraisal, business valuation, property tax advisory, complex litigation, and environmental property consulting. Our performance obligation is to provide services as specified in the contract and our pricing is negotiated based on the scale and complexity of each assignment. Typically, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of an appraisal or report to the client.
Work Dynamics
Workplace Management
Workplace Management provides comprehensive, on-site day-to-day real estate management services to corporations and institutions across a broad range of industries that outsource the management of the real estate they occupy. Contract pricing can include multiple elements, such as a management fee or an incentive fee or other form of variable consideration. In addition, these fees may be inclusive of – or distinct from – the reimbursement of costs related to client-dedicated personnel, subcontractors and third-party vendors for which we are reimbursed. When distinct, such costs are reimbursed separately from our management fee.
Management fees are typically structured as a fixed monthly price for an agreed-upon scope of work or are determined by applying a contractual markup to spend associated with fulfilling our Workplace Management contracts. As these fees represent a series of daily performance obligations delivered over time, we recognize revenue each period for fees related to the services we perform.
Many contracts also include variable consideration, which is typically earned as an incentive fee when we perform favorably with respect to agreed-upon key performance indicators (“KPI”), but may also be structured as an at-risk fee where we are penalized for failing to achieve a KPI. Examples of KPIs include shared savings targets, service quality benchmarks, timely work order completion statistics and client satisfaction scores. Regardless of the upside or downside nature, we assess variable consideration independently for each contract and, when appropriate, recognize such fees as revenue when the achievement of the KPI is probable and material reversal of such revenue is unlikely.
Because we control and direct the work of client-dedicated employees, we present the associated compensation and benefits expense as well as the corresponding revenue gross on our Consolidated Statements of Comprehensive Income. Similarly,

when we act as principal with respect to third-party vendors and subcontractors engaged to deliver operational services to our client, we control and direct these third-party activities prior to the transfer of services to the client and accordingly present the costs we are reimbursed for as well as the corresponding revenue as gross. For contracts where we do not control and direct third-party services delivered to the client, we act as the client’s agent and report revenue net of such costs.
Project Management
Project Management provides construction-related services, primarily short-term in nature, ranging from development and design to general contracting and project management for owners and occupiers of real estate. Depending on the terms of our engagement, our performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. Our obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, we recognize revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion).
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
Such contract assets and liabilities are presented below.

(in millions)	December 31, 2023	December 31, 2022
Contract assets, gross	$402.3	447.0
Contract asset allowance	(1.8)	(2.3)
Contract assets, net	$400.5	444.7

Contract liabilities	$166.2	151.4
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with maturities of three months or fewer to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Financing Receivables
We account for Trade receivables, Notes and other receivables, Long-term receivables, Reimbursable receivables, and Warehouse receivables as financing receivables.
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $593.8 million and $593.1 million as of December 31, 2023 and 2022, respectively.
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

The following table details the changes in the allowance for uncollectible receivables.

(in millions)	2023	2022	2021
Allowance as of January 1,	$66.7	67.6	66.5
Charged to income	22.0	25.0	25.5
Write-off of uncollectible receivables	(15.8)	(23.2)	(22.1)
Impact of exchange rate movements and other	(2.2)	(2.7)	(2.3)
Allowance as of December 31,	$70.7	66.7	67.6
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
Contractually specified servicing fees related to sold warehouse receivables were $129.6 million, $119.0 million and $101.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income.

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae DUS program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. The loan loss guarantee reserve is calculated on an individual loan level. As of December 31, 2023 and 2022, the loan loss guarantee reserve was $23.4 million and $24.8 million, respectively, and was included within Other liabilities on the Consolidated Balance Sheets.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) is separate from the loan loss guarantee reserve discussed above. As of December 31, 2023 and 2022, loss-sharing guarantee obligations were $30.9 million and $29.0 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheets.
See Note 13, Commitments and Contingencies, for further information on the DUS program.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2023 and 2022, we had $492.0 million and $505.1 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets.
We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights, there have been no significant instances of impairment during the three-year period ended December 31, 2023. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights are determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy, including the estimation of the present value of future cash flows to be realized from servicing the underlying mortgages. The estimated fair value of MSRs was $698.3 million and $695.3 million as of December 31, 2023 and 2022, respectively.
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
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2023.

We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $168.7 million, $157.7 million and $164.2 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2023, for each of these asset categories.

	December 31,
($ in millions)	2023	2022	Depreciable Life
Furniture, fixtures and equipment	$145.4	138.7	3 to 13 years
Computer equipment and software	987.9	932.2	2 to 7 years
Leasehold improvements	468.2	431.2	1 to 15 years
Other (1)	51.5	41.3	2 to 30 years
Total	1,653.0	1,543.4
Less: Accumulated depreciation	1,039.1	960.5
Net property and equipment	$613.9	582.9
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
We reassessed our reporting units as of January 1, 2022, the effective date of our current organizational structure, and reassigned goodwill to reflect our new segment structure using a relative fair value allocation approach. We now define our reporting units as our five global business segments, (i) Markets Advisory, (ii) Capital Markets, (iii) Work Dynamics, (iv) JLL Technologies and (v) LaSalle. This change did not impact our LaSalle reporting unit and, therefore, its goodwill balance was excluded from this exercise and remained unchanged. Under the relative fair value allocation approach, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach, and this resulting relative fair value was used to reassign the balance of goodwill.
We evaluate goodwill for impairment annually on July 1st of each year or when a triggering event occurs. In our annual goodwill impairment evaluation on July 1, 2023, we considered qualitative and quantitative factors and determined it is not more-likely-than-not that the fair value of each reporting unit is less than their carrying value. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of operating income and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.
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
In addition to our LaSalle investments, JLL Technologies has strategic investments in early to mid-stage property technology ("proptech") companies as well as proptech funds to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Ventures Funds. We generally account for these investments at fair value.
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
For investments reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Comprehensive Income within Equity (losses) earnings. To the extent applicable, we estimate fair value of our investments using the net asset value ("NAV") per share (or its equivalent) our investees provide.
For JLL Technologies investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value. The fair value of certain investments is estimated using significant unobservable inputs which requires judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
If we elect to apply the measurement alternative for equity investments that do not have readily determinable fair values, we will measure them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss would be recorded when an event or circumstance indicates a decline in value has occurred.
For investments accounted for under the equity method, we maintain an investment account that is (i) increased by contributions made and by our share of net income earned by the real estate ventures, and (ii) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on the Consolidated Statements of Comprehensive Income as Equity (losses) earnings. We evaluate our investments accounted for under the equity method for other-than-temporary impairment on a quarterly basis, or as events or changes in circumstances warrant such an evaluation. Our evaluations consider the existence of impairment indicators in the underlying real estate assets that compose the majority of our investments. We base such evaluations, in regard to both the investment and the investment’s underlying asset levels, on regular updates to future cash flow models, our share of co-investment cash flows, and factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. If an investment is considered other-than-temporarily impaired, we record the excess of the carrying value over the estimated fair value as an impairment charge.
Impairment charges to write down the carrying value of the real estate assets underlying our investments are generally based on the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value. We recognize our proportionate share of such impairment within Equity (losses) earnings on the Consolidated Statements of Comprehensive Income.
See Note 5, Investments and Note 9, Fair Value Measurements for additional information on Investments.
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") is an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and performance measures. All PSUs contain one or more performance conditions, such as a pre-defined target based on the Company’s cumulative earnings per share over a multi-year period. For certain executives there is an additional performance measure, a market condition, based on total shareholder return ("TSR") against a peer group. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 150% of the target award, depending on the achievement of each performance condition. We determine the fair value of PSUs based on the (i) closing market price of our common stock on the grant date taking, (ii) the achievement probability for each performance condition, and (iii) the market condition valuation, as applicable, based on the output of Monte Carlo simulations. We periodically assess the achievement probability for performance conditions. As of December 31, 2023, approximately 10% of unvested shares were subject to a market condition.
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

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for any of the three years ended December 31, 2023.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2023, in part due to the short-term nature of these contracts.
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
As an accounting policy election, short-term leases (lease terms of 12 months or fewer) are not recognized as Operating lease right-of-use assets and operating lease liabilities on our Consolidated Balance Sheets. Rent expense for short-term leases is recognized on a straight-line basis over the lease term and variable lease payments are recognized in the period in which the obligation for those payments is incurred.
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
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the year ended December 31, 2023 we had a net foreign currency transaction loss of $10.6 million. For the years ended 2022 and 2021 we had a net foreign currency translation gain of $6.4 million and a loss of $8.1 million, respectively.
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
For professional indemnity coverage, we contract third-party insurance companies to provide coverage of risk in excess of the policy limits. We recognize the liability associated with a loss contingency when a loss is probable and estimable.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The FASB issued the ASU in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our tax disclosures.
3. BUSINESS SEGMENTS
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
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net, (iv) net non-cash MSR and mortgage banking derivative activity, (v) Interest expense, net of interest income, (vi) Income tax provision, and (vii) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of December 31, 2023, we define the Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

	Year Ended December 31,
(in millions)	2023	2022	2021
Markets Advisory
Leasing	$2,343.6	2,759.2	2,618.1
Property Management	1,675.1	1,525.3	1,437.9
Advisory, Consulting and Other	102.9	131.0	132.7
Revenue	$4,121.6	4,415.5	4,188.7
Depreciation and amortization(1)	$65.6	70.6	69.4
Equity (losses) earnings	$(0.5)	(0.3)	0.7
Adjusted EBITDA	$416.6	527.5	546.5

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$1,261.6	1,955.4	2,111.0
Value and Risk Advisory	363.8	374.9	369.3
Loan Servicing	152.6	157.9	140.2
Revenue	$1,778.0	2,488.2	2,620.5
Depreciation and amortization	$65.6	61.6	63.1
Equity earnings	$6.7	3.1	4.9
Adjusted EBITDA	$173.1	444.0	543.2

Work Dynamics
Workplace Management	$10,706.2	9,819.2	8,731.5
Project Management	2,924.8	2,972.3	2,684.9
Portfolio Services and Other	500.1	477.0	475.1
Revenue	$14,131.1	13,268.5	11,891.5
Depreciation and amortization	$79.2	71.1	66.2
Equity earnings	$1.4	1.2	0.4
Adjusted EBITDA	$264.0	230.1	182.4

JLL Technologies
Revenue	$246.4	213.9	166.2
Depreciation and amortization	$15.9	15.4	10.5
Equity (losses) earnings	$(177.0)	46.6	140.7
Adjusted EBITDA	$(196.1)	(50.9)	53.4

LaSalle
Advisory fees	$406.2	404.6	364.7
Transaction fees and other	30.0	44.8	41.5
Incentive fees	47.5	26.6	93.9
Revenue	$483.7	476.0	500.1
Depreciation and amortization	$8.1	6.5	8.3
Equity (losses) earnings	$(24.7)	0.4	62.7
Adjusted EBITDA	$79.1	96.6	171.0
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

The following table is a reconciliation of segment revenue to consolidated revenue.

	Year Ended December 31,
(in millions)	2023	2022	2021
Markets Advisory	$4,121.6	4,415.5	4,188.7
Capital Markets	1,778.0	2,488.2	2,620.5
Work Dynamics	14,131.1	13,268.5	11,891.5
JLL Technologies	246.4	213.9	166.2
LaSalle	483.7	476.0	500.1
Total revenue	$20,760.8	20,862.1	19,367.0
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Year Ended December 31,
(in millions)	2023	2022	2021
Adjusted EBITDA - Markets Advisory	$416.6	527.5	546.5
Adjusted EBITDA - Capital Markets	173.1	444.0	543.2
Adjusted EBITDA - Work Dynamics	264.0	230.1	182.4
Adjusted EBITDA - JLL Technologies	(196.1)	(50.9)	53.4
Adjusted EBITDA - LaSalle	79.1	96.6	171.0
Adjusted EBITDA - Consolidated	$736.7	1,247.3	1,496.5
Adjustments:
Restructuring and acquisition charges	$(100.7)	(104.8)	(84.7)
Net (loss) gain on disposition	(0.5)	(7.5)	12.4
Interest on employee loans, net	3.6	9.7	—
Net non-cash MSR and mortgage banking derivative activity	(18.2)	11.0	59.3
Interest expense, net of interest income	(135.4)	(75.2)	(40.1)
Income tax provision	(25.7)	(200.8)	(264.3)
Depreciation and amortization(1)	(234.4)	(225.2)	(217.5)
Net income attributable to common shareholders	$225.4	654.5	961.6
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
The following table sets forth the revenue from our most significant currencies.

	Year Ended December 31,
(in millions)	2023	2022	2021
United States dollar	$12,258.9	12,375.9	11,283.1
British pound	1,640.0	1,575.6	1,626.6
Euro	1,436.1	1,535.6	1,393.3
Australian dollar	1,036.9	1,183.0	1,118.7
Indian rupee	661.4	591.0	508.2
Canadian dollar	613.8	593.8	508.3
Hong Kong dollar	544.8	532.3	545.6
Chinese yuan	480.9	506.0	539.1
Singapore dollar	425.4	368.4	327.4
Japanese yen	286.6	233.8	256.8
Other currencies	1,376.0	1,366.7	1,259.9
Total revenue	$20,760.8	20,862.1	19,367.0

4.    BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2023 Business Combinations Activity
During 2023, we completed one strategic acquisition which is presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Segment
Kensington Capital Advisors (KCA)	Q2	United States	Capital Markets
Aggregate terms of our acquisition included: (1) cash paid at closing of $13.6 million and (2) prior 50.0% ownership previously accounted for as an equity method investment which had a fair value of $10.0 million. The allocation of purchase consideration resulted in goodwill of $18.7 million, identifiable intangibles of $2.1 million and other net assets (acquired assets less assumed liabilities) of $2.8 million.
During the year ended December 31, 2023, we also paid $26.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Of the $18.7 million of total additions to goodwill in 2023, we expected to amortize and deduct the full amount for tax purposes as of December 31, 2023, subject to statutory amortization periods.
2022 Business Combinations Activity
During the year ended December 31, 2022, there were no strategic acquisitions. We paid $18.1 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Earn-Out Payments

($ in millions)	December 31, 2023	December 31, 2022
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	14	17
Maximum earn-out payments (undiscounted)	$100.0	114.6
Short-term earn-out liabilities (fair value)(1)	12.0	5.0
Long-term earn-out liabilities (fair value)(1)	45.5	68.3
(1) Included in Short-term and Long-term acquisition-related obligations on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2023 consisted of: (i) goodwill of $4,587.4 million, (ii) identifiable intangibles of $735.4 million amortized over their remaining finite useful lives and (iii) $49.6 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

The following table details, by reporting segment, the annual movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of January 1, 2022	$1,782.9	1,983.9	539.9	247.5	57.4	$4,611.6
Additions, net of adjustments	—	8.5	4.6	0.4	—	13.5
Impact of exchange rate movements	(40.0)	(43.2)	(11.9)	(0.2)	(1.8)	(97.1)
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	18.7	—	—	—	18.7
Dispositions	(0.4)	(0.2)	—	—	—	(0.6)
Impact of exchange rate movements	16.8	18.7	5.1	—	0.7	41.3
Balance as of December 31, 2023	$1,759.3	1,986.4	537.7	247.7	56.3	$4,587.4
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2021	$669.7	557.4	$1,227.1
Additions, net of adjustments	140.9	19.3	160.2
Adjustment for fully amortized intangibles	(63.3)	(13.5)	(76.8)
Impact of exchange rate movements	—	(6.2)	(6.2)
Balance as of December 31, 2022	747.3	557.0	1,304.3
Additions, net of adjustments	94.6	7.2	101.8
Adjustment for fully amortized intangibles	(40.1)	(21.3)	(61.4)
Impact of exchange rate movements	—	3.3	3.3
Balance as of December 31, 2023	$801.8	546.2	$1,348.0

Accumulated Amortization
Balance as of December 31, 2021	$(191.0)	(149.1)	$(340.1)
Amortization expense, net (1)	(114.5)	(70.3)	(184.8)
Adjustment for fully amortized intangibles	63.3	13.5	76.8
Impact of exchange rate movements	—	2.3	2.3
Balance as of December 31, 2022	(242.2)	(203.6)	(445.8)
Amortization expense, net (1)	(107.7)	(70.0)	(177.7)
Adjustment for fully amortized intangibles	40.1	21.3	61.4
Impact of exchange rate movements	—	(0.9)	(0.9)
Balance as of December 31, 2023	$(309.8)	(253.2)	$(563.0)

Net book value as of December 31, 2023	$492.0	293.0	$785.0
(1) Included in this amount for MSRs was $10.0 million and $28.0 million for 2023 and 2022, respectively, relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 3.9 years and 4.6 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2023, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2024	$97.4	64.3	$161.7
2025	88.7	43.9	132.6
2026	75.9	20.1	96.0
2027	64.4	14.7	79.1
2028	51.0	14.4	65.4
Thereafter	114.6	86.0	200.6
Total	$492.0	243.4	$735.4
5.     INVESTMENTS
Summarized investment balances are presented in the following table.

	December 31,
(in millions)	2023	2022
JLL Technologies investments	$397.6	483.4
LaSalle co-investments	388.3	366.5
Other investments	30.7	23.9
Total	$816.6	873.8
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 48 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $341.0 million and $13.6 million as of December 31, 2023 for our LaSalle Investment Management business and JLL Technologies, respectively. Of the $341.0 million related to LaSalle, while we remain contractually obligated, we do not expect a call on $60.3 million relating to a specific investment since the underlying fund moved into its liquidation phase in January 2020.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. We had equity method investments, either directly or indirectly, of $146.9 million and $116.0 million as of December 31, 2023 and 2022, respectively, in entities classified as VIEs.
In prior periods, we determined we were the primary beneficiary of certain VIEs and accordingly, we consolidated such entities. In December of 2022, as a result of a reconsideration event, we concluded we were no longer the primary beneficiary of these VIEs and, therefore, no longer consolidate these VIEs.
Summarized financial information for our consolidated VIEs is presented in the following table. As a result of the reconsideration event described above, there are no consolidated VIE balances as of December 31, 2023 and 2022 and net income was consolidated up to the reconsideration date.

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue	$—	17.6	11.0
Operating and other expenses	—	(23.8)	(14.9)
Net gain on sale of investments(1)	—	142.3	—
Net income (loss)	$—	136.1	(3.9)
(1) The 2022 gain was included in Other income on the Consolidated Statements of Comprehensive Income.

We allocate the members' equity and net income (loss) of the consolidated VIEs to the noncontrolling interest holders as Noncontrolling interest on the Consolidated Balance Sheets and as Net income (loss) attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income, respectively.
The following tables summarize the combined financial information for certain of our unconsolidated investments accounted for under the equity method or at fair value.

		December 31,
(in millions)		2023	2022
Balance Sheets:
Investments, net of depreciation		$37,233.7	36,855.2
Total assets		41,321.2	40,367.9
Mortgage indebtedness		12,321.2	11,790.0
Other borrowings		2,584.1	3,100.5
Total liabilities		17,513.9	16,986.9
Total equity		23,807.3	23,381.0

	Year Ended December 31,
(in millions)	2023	2022	2021
Statements of Operations:
Revenue	$2,403.5	2,193.4	2,103.6
Net (loss) income	(1,085.8)	576.6	1,850.7
Impairment
During the year ended December 31, 2022, we recorded a $19.6 million other-than-temporary impairment charge related to an investment accounted for under the equity method. This activity was included within Equity (losses) earnings on our Consolidated Statements of Comprehensive Income. There were no significant other-than-temporary impairments in 2023 or 2021.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity (losses) earnings. The table below shows the movement in our investments reported at fair value. See Note 9, Fair Value Measurements, for further discussion of our investments reported at fair value.

	Year Ended December 31,
(in millions)	2023	2022	2021
Fair value investments as of January 1,	$794.9	639.6	340.3
Investments	160.4	156.1	190.3
Distributions	(25.2)	(38.5)	(84.0)
Change in fair value	(197.8)	61.3	201.2
Foreign currency translation adjustments, net	8.5	(23.6)	(8.2)
Fair value investments as of December 31,	$740.8	794.9	639.6

6.     STOCK-BASED COMPENSATION
The Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. These awards have historically been RSUs which generally vest over three years (either cliff or graded vesting) and PSUs which generally vest in three years (cliff vesting), subject to performance and, for certain awards, market conditions.
There were approximately 910 thousand shares available for grant under the SAIP as of December 31, 2023. We also have a stock-based compensation plan for our U.K.-based employees, the SAYE plan, that allows for the purchase of stock at a 15% discount from the market price at the beginning of the plan's vesting periods. While there have been no options granted under the SAYE plan since 2017, approximately 281 thousand shares remain available for grant as of December 31, 2023.
Stock-based compensation expense, excluding expense related to retention awards issued in conjunction with acquisitions, is included within Compensation and benefits expense on the Consolidated Statements of Comprehensive Income. The expense related to retention awards issued in conjunction with acquisitions is included within Restructuring and acquisition charges.
Stock-based compensation expense by award type is presented below. In 2023, we recognized $13.5 million of stock-based compensation expense reversal associated with the expected achievement against performance measures of certain PSU awards.

	Year Ended December 31,
(in millions)	2023	2022	2021
Restricted stock unit awards	$65.9	48.5	37.7
Performance stock unit awards	9.0	26.8	42.4
Total	$74.9	75.3	80.1
Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2020	1,096.2	531.5	1,627.7	$137.42	1.69
Granted	335.7	218.9	554.6	189.40
Vested	(471.1)	(79.0)	(550.1)	145.54
Forfeited	(48.4)	(25.4)	(73.8)	148.97
Unvested as of December 31, 2021	912.4	646.0	1,558.4	152.27	1.99
Granted	353.2	116.5	469.7	204.05
Vested	(395.7)	(175.1)	(570.8)	147.78
Forfeited	(28.6)	(20.4)	(49.0)	168.92
Unvested as of December 31, 2022	841.3	567.0	1,408.3	170.78	1.79
Granted	520.5	185.2	705.7	143.64
Vested	(296.8)	(257.2)	(554.0)	126.28
Forfeited	(74.9)	(36.9)	(111.8)	164.42
Unvested as of December 31, 2023	990.1	458.1	1,448.2	$175.07	1.66
As of December 31, 2023, we had $79.2 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over varying periods into 2027.
Shares vested during the years ended December 31, 2023, 2022 and 2021 had grant date fair values of $70.0 million, $84.3 million, and $80.1 million, respectively. Shares granted during the years ended December 31, 2023, 2022 and 2021 had grant date fair values of $101.4 million, $95.8 million and $105.0 million, respectively.

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

	Year Ended December 31,
(in millions)	2023	2022	2021
Employer contributions (U.S. employees)	$52.1	50.1	42.7
Employer contributions (non-U.S. employees)	46.9	43.2	42.4
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

	December 31,
(in millions)	2023	2022
Projected benefit obligation	$277.4	257.1
Fair value of plan assets	315.3	287.1
Funded status and net amount recognized	37.9	30.0

Accumulated benefit obligation	$277.4	257.1
The primary driver for the year-over-year change in projected benefit obligation was foreign exchange rates. Discount rates remained materially consistent compared with prior year.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
(in millions)	2023	2022
Pension assets (included in Other assets)	$41.8	31.3
Pension liabilities (included in Other liabilities)	(3.9)	(1.3)
Net asset recognized	$37.9	30.0

Accumulated other comprehensive loss	$100.4	97.6
Net periodic pension cost (benefit) was not material for the years ended December 31, 2023, 2022 and 2021.

8.     INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S. federal:
Current	$88.1	81.7	95.1
Deferred	(160.1)	(5.8)	29.1
	$(72.0)	75.9	124.2
State and Local:
Current	$33.4	29.2	34.6
Deferred	(54.6)	2.1	11.8
	$(21.2)	31.3	46.4
International:
Current	$161.2	136.3	156.0
Deferred	(42.3)	(42.7)	(62.3)
	$118.9	93.6	93.7
Total	$25.7	200.8	264.3
The U.S. Internal Revenue Code contains two code sections - the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax - for which we treat any associated income tax as a period cost and record an expense provision for any year we are subject to the taxes. Accordingly, the estimated impacts of these taxes were included in our provision for income taxes in 2023, 2022 and 2021.
Due to the generation of net operating loss carryovers, our current tax expense increased by $69.1 million, $25.6 million and $52.4 million in 2023, 2022 and 2021, respectively, and our deferred tax expense was reduced by a corresponding amount.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2023		2022		2021
Income tax expense at statutory rates	$52.9	21.0%	$208.7	21.0%	$256.9	21.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	(17.1)	(6.8)	26.8	2.7	39.7	3.2
Nondeductible expenses	7.1	2.9	13.9	1.4	17.6	1.4
International earnings taxed at various rates	(58.4)	(23.2)	(34.7)	(3.5)	(22.6)	(1.8)
U.S. capital loss carryover	—	—	—	—	(35.2)	(2.9)
Valuation allowance	41.3	16.4	(4.8)	(0.5)	34.2	2.8
Other, net	(0.1)	(0.1)	(9.1)	(0.9)	(26.3)	(2.1)
Total	$25.7	10.2%	$200.8	20.2%	$264.3	21.6%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in 93 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 70 had income tax rates lower than the combined U.S. federal and state income tax rate in 2023.

In defining "very low tax rate jurisdictions," we consider effective tax rates which applied in 2023 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%), Singapore (17%), and Israel (23%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. In the aggregate, these very low tax rate jurisdictions contributed a large proportion of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2023.
Our income (loss) before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic	$(175.5)	447.9	798.9
International	427.4	546.3	424.7
Total	$251.9	994.2	1,223.6
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
(in millions)	2023	2022
Deferred tax assets attributable to:
Accrued expenses	$511.3	393.6
U.S. federal and state loss and credit carryovers	55.1	52.5
Allowances for uncollectible accounts	37.6	33.9
International loss carryovers	313.0	237.3
Investments	1.6	—
Pension liabilities	27.7	19.8
Deferred tax assets	946.3	737.1
Less: valuation allowances	(172.7)	(120.8)
Net deferred tax assets	$773.6	616.3

Deferred tax liabilities attributable to:
Property and equipment	$24.8	23.6
Intangible assets	277.7	325.6
Income deferred for tax purposes	11.4	7.5
Investments	—	72.6
Other	7.1	1.4
Deferred tax liabilities	$321.0	430.7
Net deferred taxes	$452.6	185.6
The increase in gross deferred tax assets in 2023 was primarily the result of (a) deferral of tax deductions for compensation accruals and (b) revaluations of investments which are not yet deductible for tax purposes. The increase in valuation reserves was primarily the result of additional reserves established against deferred tax assets related to certain expense accruals.

We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes and potentially an amount of gain taxation which is not presently determinable.
As of December 31, 2023, we had an available U.S. federal net operating loss ("NOL") carryover of $53.5 million from acquired companies, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2028. We have U.S. state NOL carryovers with a tax effect of $20.1 million, which expire at various dates through 2043, and international NOL carryovers of $1,233.8 million, which generally do not have expiration dates. The change in deferred tax balances for NOL carryovers from 2022 to 2023 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2023, we believe it is more-likely-than-not the net deferred tax assets of $452.6 million will be realized based upon our estimates of future income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international NOL carryovers, for which we have concluded recognition is not yet appropriate. In 2023, we reduced valuation allowances by $5.4 million on some jurisdictions' NOLs due to the utilization or expiration of those losses; and we increased valuation allowances by $54.0 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior-year losses (including acquired NOL carryovers) in addition to those provided in prior years. The remaining movement in valuation allowances comparing December 31, 2023 to December 31, 2022 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2023, our net current payable for income tax was $154.3 million, consisting of a current receivable of $215.8 million and current payable of $370.1 million, and our net noncurrent liability was $87.6 million, entirely a noncurrent payable. As of December 31, 2022, our net current receivable for income tax was $1.0 million, consisting of a current receivable of $215.2 million and a current payable of $214.2 million, and our net noncurrent liability was $114.7 million, entirely a noncurrent payable. The current receivables, current payables, and noncurrent payables are included in Notes and other receivables, Accounts payable and accrued liabilities, and Other liabilities, respectively, on our Consolidated Balance Sheets.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and 78 other countries. Generally, our open tax years include those from 2020 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2023, we were under examination in Germany, Nigeria, Pakistan, Egypt, Oman, Sweden, the Netherlands, Turkey, Indonesia, India, Mauritius, the Philippines, Hong Kong, Sri Lanka and Thailand. In the U.S., we were under examination by the Internal Revenue Service for the Transition Tax reported in our 2018 federal income tax return; as well as in the states of Illinois, Massachusetts, New York City and Washington D.C.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

(in millions)	2023	2022
Balance as of January 1,	$75.1	79.3
Additions based on tax positions related to the current year	2.9	3.6
Decrease related to tax positions of prior years	(6.8)	(5.6)
Settlements with taxing authorities	—	(2.2)
Balance as of December 31,	$71.2	75.1
We believe it is reasonably possible that matters for which we have recorded $47.7 million of unrecognized tax benefits as of December 31, 2023, will be resolved during 2024. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, in Income tax provision on our Consolidated Statements of Comprehensive Income. During the years ended December 31, 2023, 2022 and 2021, the amount of interest expense and penalties was not material. In addition, the amount of accrued interest related to income taxes was not material as of December 31, 2023 and 2022.
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

	December 31,
(in millions)	2023	2022
Long-term debt, fair value	$798.1	360.9
Long-term debt, carrying value, net of debt issuance costs	779.3	372.8
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity (losses) earnings.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2023 and 2022, investments at fair value using NAV were $321.8 million and $284.6 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$51.7	—	367.3	58.3	—	452.0
Foreign currency forward contracts receivable	—	12.5	—	—	3.7	—
Warehouse receivables	—	677.4	—	—	463.2	—
Deferred compensation plan assets	—	604.3	—	—	517.9	—
Mortgage banking derivative assets	—	—	128.0	—	—	190.2
Total assets at fair value	$51.7	1,294.2	495.3	58.3	984.8	642.2
Liabilities
Foreign currency forward contracts payable	$—	8.8	—	—	4.8	—
Deferred compensation plan liabilities	—	576.1	—	—	485.4	—
Earn-out liabilities	—	—	57.5	—	—	73.2
Mortgage banking derivative liabilities	—	—	117.7	—	—	169.5
Total liabilities at fair value	$—	584.9	175.2	—	490.2	242.7
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity (losses) earnings.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. For most of our investments, the carrying value was deemed to approximate fair value due to the proximity of the investment date, or date of most recent financing raise, to the balance sheet date, as well as consideration of investee-level performance updates. The fair value of certain investments is estimated using significant unobservable inputs which requires judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
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

	December 31,
(in billions)	2023	2022
Foreign currency forward contracts, gross notional value	$2.07	1.81
Foreign currency forward contracts, net basis	1.21	1.02

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

	December 31,
(in millions)	2023	2022
Net asset, receivable positions	$15.2	7.7
Net asset, payable positions	(2.7)	(4.0)
Foreign currency forward contracts receivable	$12.5	3.7

Net liability, receivable positions	$(3.2)	(1.6)
Net liability, payable positions	12.0	6.4
Foreign currency forward contracts payable	$8.8	4.8
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2023 and 2022, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We recorded this plan on our Consolidated Balance Sheet as Deferred compensation plan assets, long-term deferred compensation plan liabilities, included in Deferred compensation, and as a reduction of equity, Shares held in trust. The components of the plan are presented in the following table.

	December 31,
(in millions)	2023	2022
Deferred compensation plan assets	$604.3	517.9
Long-term deferred compensation plan liabilities	576.1	485.4
Shares held in trust	10.4	9.8
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
Both the rate lock commitments to prospective borrowers and the forward sale contracts to prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to nonperformance risk. An increase in nonperformance risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Consolidated Statements on Comprehensive Income.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of December 31, 2023
Investments	$452.0	(175.0)	1.2	22.2	—	66.9	$367.3
Mortgage banking derivative assets and liabilities, net	20.7	56.8	—	123.2	(190.4)	—	10.3
Earn-out liabilities	73.2	(4.4)	0.1	—	(10.5)	(0.9)	57.5

(in millions)	Balance as of December 31, 2021	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of December 31, 2022
Investments	$303.5	62.1	(1.7)	99.3	—	(11.2)	$452.0
Mortgage banking derivative assets and liabilities, net	21.9	60.8	—	165.8	(227.8)	—	20.7
Earn-out liabilities	84.1	(3.3)	(0.4)	5.3	(12.5)	—	73.2
(1) CTA: Currency translation adjustments
(2) Within Investments, notes receivable (inclusive of accrued interest) converted to equity upon maturity and was classified as a Level 3 investment immediately.

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
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. During the year ended December 31, 2022, we recognized an investment-level impairment charge on one investment accounted for under the equity method of accounting, as further described in Note 5, Investments. We did not recognize any additional significant investment-level impairment losses during the three-year period ended December 31, 2023.
10.     DEBT
Debt is composed of the following obligations.

	December 31,
($ in millions)	2023	2022
Local overdraft facilities	$13.4	21.2
Other short-term borrowings	134.5	143.0
Short-term borrowings	$147.9	164.2
Credit facility, net of debt issuance costs of $14.4 and $11.2	610.6	1,213.8
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.4 and $0.5	193.3	186.5
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $7.1 and $—	392.9	—
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.6 and $0.7	193.1	186.3
Total debt	$1,537.8	1,750.8
Credit Facilities
On November 3, 2023, we executed Amendment No. 5 ("Amendment No. 5") to the Second Amended and Restated Multicurrency Credit Agreement dated as of June 21, 2016 (as amended, the “Credit Agreement”) which extended the maturity date to November 3, 2028 and amended the borrowing capacity to $3.30 billion.
Pricing on the unsecured revolving credit facility (the "Facility") ranges from Adjusted Term SOFR plus 0.875% to 1.35%, with pricing including facility fees, as of December 31, 2023 at Adjusted Term SOFR plus 0.98%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both December 31, 2023 and December 31, 2022.
In November 2022, we entered into an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility has no outstanding balance as of both December 31, 2023 and 2022.

The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Year Ended December 31,
($ in millions)	2023	2022
Average outstanding borrowings	$1,875.9	1,399.1
Average effective interest rate	5.9%	2.9%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $55.2 million under local overdraft facilities as of December 31, 2023. Amounts outstanding are presented in the debt table above.
On November 13, 2023, in an underwritten public offering, we issued $400.0 million of 6.875% Senior Notes due
December 2028 (the "Notes"). The proceeds, net of underwriting discounts and expenses, were $392.9 million and were used to reduce borrowings on our Facility. The Notes bear interest at an annual rate of 6.875%. Interest will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024.
The Notes are our senior unsecured obligations and are not guaranteed by any of our subsidiaries. In addition, the Notes were issued pursuant to the Indenture, which contains customary events of default and negative restrictions for notes of this type, such as limitations on secured debt.
During 2022 we redeemed all of our outstanding 4.4% Senior Notes due November 2022. The aggregate outstanding principal amount of these notes was $275.0 million. The redemption price for the notes was equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest.
As of December 31, 2023, our issuer and senior unsecured ratings were investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2023.

Warehouse Facilities

	December 31, 2023		December 31, 2022
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY(1) plus 1.30%, expires September 16, 2024(2)	$159.0	700.0	215.7	700.0
SOFR plus 1.30%, expires September 14, 2024(3)	405.1	1,200.0	132.3	1,200.0
SOFR plus 1.40%, expires July 26, 2024(4)	62.3	400.0	9.0	400.0
Fannie Mae ASAP(5) program, SOFR plus 1.25%	37.3	n/a	99.2	n/a
Gross warehouse facilities	663.7	2,300.0	456.2	2,300.0
Debt issuance costs	(1.0)	n/a	(0.9)	n/a
Total warehouse facilities	$662.7	2,300.0	455.3	2,300.0
(1) Bloomberg Short-Term Bank Yield Index rate ("BSBY")
(2) In 2023, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 18, 2023.
(3) In 2023, JLL extended the Warehouse facility; previously, the facility had a maturity date of September 15, 2023.
(4) In 2023, JLL extended the Warehouse facility; previously, the facility had a maturity date of July 28, 2023.
(5) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of December 31, 2023.
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

11.     LEASES
For the years ended December 31, 2023, 2022 and 2021, operating lease expense was $187.4 million, $185.5 million and $189.2 million, respectively, and variable and short-term lease expense was $44.5 million, $38.8 million and $37.0 million, respectively. In addition, $117.3 million and $186.7 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, our total commitments related to finance leases was $19.7 million. Leases in which we sublet also do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2023, are presented in the table below.

(in millions)
2024	$192.3
2025	171.8
2026	153.7
2027	126.2
2028	106.5
Thereafter	302.7
Total future minimum lease payments	$1,053.2
Less imputed interest	136.8
Total	$916.4
Other information related to operating leases was as follows.

December 31, 2023
Weighted average remaining lease term	6.7 years
Weighted average discount rate	4.0%
12.     TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements was revenue of $896.4 million, $686.4 million and $723.3 million for 2023, 2022 and 2021, respectively, as well as receivables of $179.2 million and $122.4 million as of December 31, 2023 and 2022, respectively, related to transactions with affiliates.
The outstanding balance of loans to employees are presented in the following table.

	December 31,
(in millions)	2023	2022
Loans related to co-investments (1)	$67.0	54.0
Advances, travel and other (2)	389.6	323.2
Total	$456.6	377.2
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
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim, inclusive of the deductible. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. As of December 31, 2023 and 2022, these receivables were $2.5 million and $22.5 million, respectively, and are included in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2020	$48.2
New claims	1.6
Prior year claims adjustments (including foreign currency changes)	(10.5)
Claims paid	(38.1)
December 31, 2021	1.2
New claims	1.3
Prior year claims adjustments (including foreign currency changes)	(0.1)
Claims paid	(0.2)
December 31, 2022	2.2
New claims	7.0
Prior year claims adjustments (including foreign currency changes)	5.2
Claims paid	(5.0)
December 31, 2023	$9.4
DUS Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of December 31, 2023 and 2022, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $20.8 billion and $18.3 billion, respectively. There were no loan losses incurred for the years ended December 31, 2023, 2022 and 2021. See "Financial Guarantees" section of Note 2, Summary of Significant Accounting Policies for additional information.

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

	Year Ended December 31,
(in millions)	2023	2022	2021
Severance and other employment-related charges	$62.1	44.5	14.3
Restructuring, pre-acquisition and post-acquisition charges	39.6	57.5	50.0
Stock-based compensation expense for post-acquisition retention awards	3.4	6.1	17.8
Fair value adjustments to earn-out liabilities	(4.4)	(3.3)	2.6
Restructuring and acquisition charges	$100.7	104.8	84.7
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of December 31, 2023 will be paid during the next twelve months.

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2021	$(42.7)	(352.7)	$(395.4)
Other comprehensive loss before reclassification	(23.2)	(231.3)	(254.5)
Amounts reclassified from AOCI after tax expense of $0.4, $- and $0.4	1.7	—	1.7
Other comprehensive loss after tax expense of $6.1, $- and $6.1	(21.5)	(231.3)	(252.8)
Balance as of December 31, 2022	(64.2)	(584.0)	(648.2)
Other comprehensive (loss) income before reclassification	(1.4)	56.3	54.9
Amounts reclassified from AOCI after tax expense of $0.5, $- and $0.5	1.8	—	1.8
Other comprehensive income after tax expense of $3.2, $- and $3.2	0.4	56.3	56.7
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.

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
Based on management's evaluation as of December 31, 2023, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2023.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 22, 2024 (“Proxy Statement”), under the captions "Corporate Governance - Item 1 - Election of Directors" and “Executive Officers” is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption “Security Ownership - Delinquent Section 16 Reports” is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance - Board Committees” is incorporated herein by reference.
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

	December 31, 2023
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP	1,448	$175.07	910
ESPP	n/a	n/a	113
Subtotal	1,448		1,023
Equity compensation plans not approved by security holders
SAYE (1)	—	—	281
Total	1,448		1,304
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

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 11, 2023 (File No. 001-13145))

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2	Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3	Second Supplemental Indenture, dated as of November 13, 2023 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association as trustee, for the issuance of 6.875% Senior Notes due 2028, including the Form of 6.875% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 8, 2023 (File No. 001-13145))

4.4	Description of Jones Lang LaSalle Incorporated Capital Stock (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.1	Second Amended and Restated Multicurrency Credit Agreement, dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2	Amendment No.1, dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3	Amendment No.2 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 16, 2021 (File No. 001-13145))

10.4	Amendment No. 3 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 16, 2022 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.5	Amendment No. 4 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of August 31, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of August 31, 2022 (File No. 001-13145))

10.6	Amendment No. 5 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2023 (File No. 001-13145))

10.7	Uncommitted Money Market Line Credit Agreement, dated as of November 3, 2022, between Jones Lang LaSalle Incorporated and Societe Generale (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2022 (File No. 001-13145))

10.8+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.9+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.10+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.11+	2019 Stock Award and Incentive Plan, effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145)).

10.12+	Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 27, 2021 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 27, 2021 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 16, 2021 (File No. 001-13145)).

10.13+	Second Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 25, 2023 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 25, 2023 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 14, 2023 (File No. 001-13145)).

10.14+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.15+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.16+	HFF, Inc. 2016 Equity Incentive Plan, assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LCC and HFF, Inc. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, dated July 1, 2019 (File No. 333-232500))

10.17+	Amended and Restated Severance Pay Plan, effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.18+	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.19+	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.20+	Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, dated March 28, 2012 (File No. 333-180405))

10.21*	Jones Lang LaSalle Incorporated Second Amendment to Deferred Compensation Plan, dated as of March 25, 2014

10.22*	Jones Lang LaSalle Incorporated Third Amendment to Deferred Compensation Plan, dated as of October 1, 2018

10.23*	Jones Lang LaSalle Incorporated Fourth Amendment to Deferred Compensation Plan, dated as of July 1, 2019

10.24*	Jones Lang LaSalle Incorporated Fifth Amendment to Deferred Compensation Plan, dated as of June 15, 2020

10.25*	Jones Lang LaSalle Incorporated Sixth Amendment to Deferred Compensation Plan, dated as of January 1, 2022

10.26+	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program, effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 15, 2015 (File 001-13145))

EXHIBIT
NUMBER	DESCRIPTION

10.27+	Letter Agreement, dated January 16, 2014 between Jones Lang LaSalle Incorporated and Gregory P. O'Brien (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-13145))

10.28+	Letter Agreement, dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.29+	Amendment, dated August 1, 2022, to the Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.30+
Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.31+	Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.32+	Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

10.33+	Form Change in Control Agreement for Global Executive Board (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 4, 2021 (File No. 001-13145))

10.34+
Letter Agreement, dated December 4, 2020, between Jones Lang LaSalle Incorporated and Jeff A. Jacobson (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 10-K for the year ended December 31, 2020 (File No. 001-13145))

10.35+
Letter Agreement, dated June 27, 2023, between Jones Lang LaSalle Inc. and Gregory O'Brien (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-Q for the year ended June 30, 2023 (File No. 001-13145))

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Jones Lang LaSalle Incorporated Policy on Recoupment of Incentive Compensation as adopted on September 7, 2023

EXHIBIT
NUMBER	DESCRIPTION

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
+ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2024.

JONES LANG LASALLE INCORPORATED

By	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2024.

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