Form 10-Q
period 2024-03-31
JONES LANG LASALLE INC
filed 2024-05-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
Or
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 2, 2024 was 47,560,547.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$396.7	410.0
Trade receivables, net of allowance of $75.7 and $70.7	1,915.2	2,095.8
Notes and other receivables	441.2	446.4
Reimbursable receivables	2,326.8	2,321.7
Warehouse receivables	322.4	677.4
Short-term contract assets, net of allowance of $1.5 and $1.6	322.2	338.3
Prepaid and other	590.6	567.4
Total current assets	6,315.1	6,857.0
Property and equipment, net of accumulated depreciation of $1,058.4 and $1,039.1	600.1	613.9
Operating lease right-of-use assets	744.0	730.9
Goodwill	4,569.1	4,587.4
Identified intangibles, net of accumulated amortization of $590.6 and $563.0	762.6	785.0
Investments, including $743.8 and $740.8 at fair value	816.2	816.6
Long-term receivables	353.3	363.8
Deferred tax assets, net	490.2	497.4
Deferred compensation plan	627.1	604.3
Other	204.7	208.5
Total assets	$15,482.4	16,064.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,232.8	1,406.7
Reimbursable payables	1,612.0	1,796.9
Accrued compensation and benefits	1,092.9	1,698.3
Short-term borrowings	124.6	147.9
Short-term contract liabilities and deferred income	219.0	226.4
Warehouse facilities	322.2	662.7
Short-term operating lease liabilities	158.1	161.9
Other	337.5	345.3
Total current liabilities	5,099.1	6,446.1
Credit facility, net of debt issuance costs of $13.6 and $14.4	1,381.4	610.6
Long-term debt, net of debt issuance costs of $7.7 and $8.1	770.2	779.3
Deferred tax liabilities, net	45.3	44.8
Deferred compensation	594.2	580.0
Long-term operating lease liabilities	758.9	754.5
Other	425.7	439.6
Total liabilities	9,074.8	9,654.9
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,497,345 and 47,509,750 outstanding	0.5	0.5
Additional paid-in capital	1,975.8	2,019.7
Retained earnings	5,857.6	5,795.6
Treasury stock, at cost, 4,623,203 and 4,610,798 shares	(901.2)	(920.1)
Shares held in trust	(10.3)	(10.4)
Accumulated other comprehensive loss	(628.9)	(591.5)
Total Company shareholders’ equity	6,293.5	6,293.8
Noncontrolling interest	114.1	116.1
Total equity	6,407.6	6,409.9
Total liabilities and equity	$15,482.4	16,064.8
    See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2024	2023
Revenue	$5,124.5	4,715.5
Operating expenses:
Compensation and benefits	$2,415.6	2,253.0
Operating, administrative and other	2,532.0	2,351.5
Depreciation and amortization	61.0	57.5
Restructuring and acquisition charges	1.7	35.7
Total operating expenses	$5,010.3	4,697.7
Operating income	$114.2	17.8
Interest expense, net of interest income	30.5	26.3
Equity losses	(3.7)	(2.6)
Other income	1.5	0.1
Income (loss) before income taxes and noncontrolling interest	81.5	(11.0)
Income tax provision (benefit)	15.9	(2.3)
Net income (loss)	65.6	(8.7)
Net (loss) income attributable to noncontrolling interest	(0.5)	0.5
Net income (loss) attributable to common shareholders	$66.1	(9.2)
Basic earnings (loss) per common share	$1.39	(0.19)
Basic weighted average shares outstanding (in 000's)	47,485	47,555
Diluted earnings (loss) per common share	$1.37	(0.19)
Diluted weighted average shares outstanding (in 000's)	48,280	47,555
Net income (loss) attributable to common shareholders	$66.1	(9.2)
Change in pension liabilities, net of tax	0.3	—
Foreign currency translation adjustments	(37.7)	26.8
Comprehensive income attributable to common shareholders	$28.7	17.6
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income (loss)	—	—	—	66.1	—	—	—	(0.5)	65.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	132,118	—	(55.1)	(4.1)	—	38.9	—	—	(20.3)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(144,523)	—	—	—	—	(20.0)	—	—	(20.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	(37.7)	—	(37.7)
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
March 31, 2024	47,497,345	$0.5	1,975.8	5,857.6	(10.3)	(901.2)	(628.9)	114.1	$6,407.6

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net (loss) income	—	—	—	(9.2)	—	—	—	0.5	(8.7)
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	101,446	—	(58.0)	(14.5)	—	51.1	—	—	(21.4)
Stock-based compensation	—	—	16.7	—	—	—	—	—	16.7
Foreign currency translation adjustments	—	—	—	—	—	—	26.8	—	26.8
Decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
March 31, 2023	47,609,204	$0.5	1,981.3	5,566.7	(9.8)	(883.5)	(621.4)	121.4	$6,155.2
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2024	2023
Cash flows from operating activities:
Net income (loss)	$65.6	(8.7)
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	61.0	57.5
Equity losses	3.7	2.6
Distributions of earnings from investments	3.2	3.8
Provision for loss on receivables and other assets	9.9	7.1
Amortization of stock-based compensation	11.2	16.7
Net non-cash mortgage servicing rights and mortgage banking derivative activity	9.0	1.8
Accretion of interest and amortization of debt issuance costs	1.4	1.0
Other, net	(8.6)	0.9
Change in:
Receivables	156.2	160.6
Reimbursable receivables and reimbursable payables	(193.4)	(181.6)
Prepaid expenses and other assets	(18.7)	(26.5)
Income taxes receivable, payable and deferred	(24.4)	(43.7)
Accounts payable, accrued liabilities and other liabilities	(154.5)	(56.0)
Accrued compensation (including net deferred compensation)	(599.1)	(651.8)
Net cash used in operating activities	(677.5)	(716.3)
Cash flows from investing activities:
Net capital additions – property and equipment	(43.2)	(49.3)
Capital contributions to investments	(17.4)	(32.8)
Distributions of capital from investments	5.7	9.2
Other, net	0.6	(1.1)
Net cash used in investing activities	(54.3)	(74.0)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	2,760.0	2,668.0
Repayments of borrowings under credit facility	(1,990.0)	(1,793.0)
Net repayments of short-term borrowings	(18.7)	(62.3)
Payments of deferred business acquisition obligations and earn-outs	(3.1)	(13.6)
Repurchase of common stock	(20.0)	—
Noncontrolling interest distributions, net	(1.5)	—
Other, net	(23.3)	(23.8)
Net cash provided by financing activities	703.4	775.3
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(9.7)	4.5
Net change in cash, cash equivalents and restricted cash	(38.1)	(10.5)
Cash, cash equivalents and restricted cash, beginning of the period	663.4	746.0
Cash, cash equivalents and restricted cash, end of the period	$625.3	735.5
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$253.4	226.7
Restricted cash, end of period	228.6	250.1
Cash paid during the period for:
Interest	$22.9	23.9
Income taxes, net of refunds	41.3	34.8
Operating leases	48.7	47.2
See accompanying notes to Condensed Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company," "we," "us" or "our") for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Condensed Consolidated Financial Statements as of March 31, 2024, and for the periods ended March 31, 2024 and 2023, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements for these interim periods. As discussed within our 2023 Annual Report on Form 10-K, specific to our Condensed Consolidated Statements of Changes in Equity and Condensed Consolidated Statements of Cash Flows, we have made certain presentation changes and recast prior-period information to conform with the current presentation.
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

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue excluded from scope of ASC Topic 606	$67.2	66.2

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

(in millions)	March 31, 2024	December 31, 2023
Contract assets, gross	$375.5	402.3
Contract asset allowance	(1.7)	(1.8)
Contract assets, net	$373.8	400.5

Contract liabilities	$146.6	166.2
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and LaSalle contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for JLL Technologies and LaSalle (v) net non-cash MSR and mortgage banking derivative activity, (vi) Interest expense, net of interest income, (vii) Income tax provision (benefit) and (viii) Depreciation and amortization, which are otherwise included in Net income on the Condensed Consolidated Statements of Comprehensive Income. In the first quarter of 2024, we revised the definition of Adjusted EBITDA to exclude certain Equity earnings/losses. Comparable periods have been recast to conform to the revised presentation.
Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment.

Summarized financial information by business segment is as follows.

	Three Months Ended March 31,
(in millions)	2024	2023
Markets Advisory
Leasing	$497.3	487.0
Property Management	429.7	400.2
Advisory, Consulting and Other	23.1	19.2
Revenue	$950.1	906.4
Depreciation and amortization(1)	$16.4	16.1
Equity earnings	$0.4	0.3
Adjusted EBITDA	$95.3	71.6

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$258.7	240.6
Value and Risk Advisory	80.2	79.1
Loan Servicing	38.7	37.4
Revenue	$377.6	357.1
Depreciation and amortization	$16.4	15.9
Equity earnings	$0.1	0.6
Adjusted EBITDA	$25.0	10.7

Work Dynamics
Workplace Management	$2,871.7	2,497.2
Project Management	656.4	676.3
Portfolio Services and Other	111.4	102.7
Revenue	$3,639.5	3,276.2
Depreciation and amortization	$20.7	19.3
Equity earnings	$0.7	0.4
Adjusted EBITDA	$50.9	25.7

JLL Technologies
Revenue	$53.9	61.4
Depreciation and amortization	$4.5	3.9
Adjusted EBITDA(2)	$(5.1)	(18.2)
Equity (losses) earnings	$(1.0)	4.9

LaSalle
Advisory fees	$92.3	100.5
Transaction fees and other	8.9	10.4
Incentive fees	2.2	3.5
Revenue	$103.4	114.4
Depreciation and amortization	$2.0	1.3
Adjusted EBITDA(2)	$21.0	23.1
Equity losses	$(3.9)	(8.8)
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
(2) JLL Technologies and LaSalle Adjusted EBITDA excludes Equity (losses) earnings.

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended March 31,
(in millions)	2024	2023
Adjusted EBITDA - Markets Advisory	$95.3	71.6
Adjusted EBITDA - Capital Markets	25.0	10.7
Adjusted EBITDA - Work Dynamics	50.9	25.7
Adjusted EBITDA - JLL Technologies	(5.1)	(18.2)
Adjusted EBITDA - LaSalle	21.0	23.1
Adjusted EBITDA - Consolidated	$187.1	112.9
Adjustments:
Restructuring and acquisition charges	$(1.7)	(35.7)
Interest on employee loans, net of forgiveness	1.0	(0.2)
Equity losses - JLL Technologies and LaSalle	(4.9)	(3.9)
Net non-cash MSR and mortgage banking derivative activity	(9.0)	(1.8)
Interest expense, net of interest income	(30.5)	(26.3)
Income tax (provision) benefit	(15.9)	2.3
Depreciation and amortization(1)	(60.0)	(56.5)
Net income (loss) attributable to common shareholders	$66.1	(9.2)
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2024 Business Combinations Activity
During the three months ended March 31, 2024, there were no strategic acquisitions. We paid $3.1 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2023 Business Combinations Activity
During the three months ended March 31, 2023, we completed no strategic acquisitions. We paid $13.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Earn-Out Payments

($ in millions)	March 31, 2024	December 31, 2023
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	12	14
Maximum earn-out payments (undiscounted)	$99.7	100.0
Short-term earn-out liabilities (fair value)(1)	6.2	12.0
Long-term earn-out liabilities (fair value)(1)	40.5	45.5
(1) Included in Other current and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.

Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2024 consisted of: (1) goodwill of $4,569.1 million, (2) identifiable intangibles of $714.0 million amortized over their remaining finite useful lives and (3) $48.6 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2023	$1,759.3	1,986.4	537.7	247.7	56.3	$4,587.4
Additions, net of adjustments	—	—	—	—	—	—
Impact of exchange rate movements	(7.5)	(8.3)	(2.3)	—	(0.2)	(18.3)
Balance as of March 31, 2024	$1,751.8	1,978.1	535.4	247.7	56.1	$4,569.1

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	—	—	—	—	—
Impact of exchange rate movements	6.5	7.2	1.9	—	0.3	15.9
Balance as of March 31, 2023	$1,749.4	1,956.4	534.5	247.7	55.9	$4,543.9
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2023	$801.8	546.2	$1,348.0
Additions, net of adjustments	21.9	—	21.9
Adjustment for fully amortized intangibles	(5.3)	(9.2)	(14.5)
Impact of exchange rate movements	—	(2.2)	(2.2)
Balance as of March 31, 2024	$818.4	534.8	$1,353.2

Accumulated Amortization
Balance as of December 31, 2023	$(309.8)	(253.2)	$(563.0)
Amortization expense, net(1)	(26.5)	(16.2)	(42.7)
Adjustment for fully amortized intangibles	5.3	9.2	14.5
Impact of exchange rate movements	—	0.6	0.6
Balance as of March 31, 2024	$(331.0)	(259.6)	$(590.6)

Net book value as of March 31, 2024	$487.4	275.2	$762.6
(1) Included in this amount for MSRs was $1.6 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Total
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments	17.3	—	17.3
Adjustment for fully amortized intangibles	(9.0)	(0.4)	(9.4)
Impact of exchange rate movements	—	1.3	1.3
Balance as of March 31, 2023	$755.6	557.9	$1,313.5

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization expense, net(1)	(26.1)	(17.5)	(43.6)
Adjustment for fully amortized intangibles	9.0	0.4	9.4
Impact of exchange rate movements	—	(0.4)	(0.4)
Balance as of March 31, 2023	$(259.3)	(221.1)	$(480.4)

Net book value as of March 31, 2023	$496.3	336.8	$833.1
(1) Included in this amount for MSRs was $2.9 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Condensed Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of March 31, 2024 and December 31, 2023 are presented in the following table.

(in millions)	March 31, 2024	December 31, 2023
JLL Technologies investments	$402.3	397.6
LaSalle co-investments	382.5	388.3
Other investments	31.4	30.7
Total	$816.2	816.6
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 49 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $332.7 million and $12.5 million as of March 31, 2024 for our LaSalle Investment Management business and JLL Technologies, respectively. Of the $332.7 million related to LaSalle, while we remain contractually obligated, we do not expect a call on the $60.3 million relating to a specific investment since the underlying fund moved into its liquidation phase in January 2020.
Impairment
There were no significant other-than-temporary impairment charges on investments for the three months ended March 31, 2024 and 2023.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity losses. The table below shows the movement in our investments reported at fair value.

(in millions)	2024	2023
Fair value investments as of January 1,	$740.8	794.9
Investments(1)	18.8	32.8
Distributions	(6.4)	(6.6)
Change in fair value, net	(3.1)	(3.3)
Foreign currency translation adjustments, net	(6.3)	7.7
Fair value investments as of March 31,	$743.8	825.5
(1) In the first quarter of 2024, $3.2 million in Notes receivable, inclusive of accrued interest, converted to an unconsolidated equity investment. There were no conversions in the prior year quarter.
See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested as of December 31, 2023	990.1	458.1	1,448.2	$175.07	1.66
Granted	—	0.9	0.9	187.26
Vested	(191.5)	(109.0)	(300.5)	182.60
Forfeited	(22.6)	(6.5)	(29.1)	172.26
Unvested as of March 31, 2024	776.0	343.5	1,119.5	$172.40	1.30

Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78	1.79
Granted	—	31.0	31.0	111.33
Vested	(145.6)	(257.2)	(402.8)	115.92
Forfeited	(7.3)	(24.4)	(31.7)	125.84
Unvested as of March 31, 2023	688.4	316.4	1,004.8	$192.36	1.66
As of March 31, 2024, we had $61.0 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate recognizing over varying periods into 2027.

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

(in millions)	March 31, 2024	December 31, 2023
Long-term debt, fair value	$795.2	798.1
Long-term debt, carrying value, net of debt issuance costs	770.2	779.3
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2024 and December 31, 2023, investments at fair value using NAV were $325.1 million and $321.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2024			December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$49.0	—	369.7	51.7	—	367.3
Foreign currency forward contracts receivable	—	3.8	—	—	12.5	—
Warehouse receivables	—	322.4	—	—	677.4	—
Deferred compensation plan assets	—	627.1	—	—	604.3	—
Mortgage banking derivative assets	—	—	139.3	—	—	128.0
Total assets at fair value	$49.0	953.3	509.0	51.7	1,294.2	495.3
Liabilities
Foreign currency forward contracts payable	$—	10.3	—	—	8.8	—
Deferred compensation plan liabilities	—	589.9	—	—	576.1	—
Earn-out liabilities	—	—	46.7	—	—	57.5
Mortgage banking derivative liabilities	—	—	120.4	—	—	117.7
Total liabilities at fair value	$—	600.2	167.1	—	584.9	175.2
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in our Condensed Consolidated Statements of Comprehensive Income within Equity losses.
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
To the extent there are changes in fair value, we recognize such changes through Equity losses.
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

(in billions)	March 31, 2024	December 31, 2023
Foreign currency forward contracts, gross notional value	$2.10	2.07
Foreign currency forward contracts, net basis	1.16	1.21

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	March 31, 2024	December 31, 2023
Net asset, receivable positions	$6.4	15.2
Net asset, payable positions	(2.6)	(2.7)
Foreign currency forward contracts receivable	$3.8	12.5

Net liability, receivable positions	$(0.9)	(3.2)
Net liability, payable positions	11.2	12.0
Foreign currency forward contracts payable	$10.3	8.8
Warehouse Receivables
As of March 31, 2024 and December 31, 2023, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
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

(in millions)	March 31, 2024	December 31, 2023
Deferred compensation plan assets	$627.1	604.3
Long-term deferred compensation plan liabilities	589.9	576.1
Shares held in trust	10.3	10.4
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

(in millions)

(in millions)

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in	Balance as of March 31, 2024
Investments	$367.3	(1.1)	(0.2)	0.5	—	3.2	$369.7
Mortgage banking derivative assets and liabilities, net	10.3	8.7	—	23.8	(23.9)	—	18.9
Earn-out liabilities	57.5	(10.5)	—	—	(0.3)	—	46.7

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2023
Investments	$452.0	4.9	0.5	9.1	—	$466.5
Mortgage banking derivative assets and liabilities, net	20.7	(5.0)	—	31.1	(34.0)	12.8
Earn-out liabilities	73.2	—	0.2	—	(0.3)	73.1
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Condensed Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity losses
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2024 or 2023. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.
9.DEBT
Debt is composed of the following obligations.

($ in millions)	March 31, 2024	December 31, 2023
Local overdraft facilities	$10.4	13.4
Other short-term borrowings	114.2	134.5
Short-term borrowings	$124.6	147.9
Credit facility, net of debt issuance costs of $13.6 and $14.4	1,381.4	610.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.4 and $0.4	188.5	193.3
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $6.7 and $7.1	393.3	392.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.6 and $0.6	188.4	193.1
Total debt	$2,276.2	1,537.8
Credit Facilities
We have a $3.30 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of March 31, 2024 at Adjusted Term SOFR plus 0.98%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both March 31, 2024 and December 31, 2023.

In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both March 31, 2024 and December 31, 2023.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended March 31,
($ in millions)	2024	2023
Average outstanding borrowings	$1,056.7	1,719.9
Average effective interest rate	6.1%	5.4%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $54.2 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2024, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2024.
Warehouse Facilities

	March 31, 2024		December 31, 2023
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY(1) plus 1.30%, expires September 16, 2024	$86.8	700.0	159.0	700.0
SOFR plus 1.30%, expires September 14, 2024	232.6	1,200.0	405.1	1,200.0
SOFR plus 1.40%, expires July 26, 2024	3.4	400.0	62.3	400.0
Fannie Mae ASAP(2) program, SOFR plus 1.25%	—	n/a	37.3	n/a
Gross warehouse facilities	322.8	2,300.0	663.7	2,300.0
Debt issuance costs	(0.6)	n/a	(1.0)	n/a
Total warehouse facilities	$322.2	2,300.0	662.7	2,300.0
(1) Bloomberg Short-Term Bank Yield Index rate ("BSBY")
(2) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of March 31, 2024.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Condensed Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $2.5 million as of both March 31, 2024 and December 31, 2023, and are included in Notes and other receivables on our Condensed Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2023	$9.4
New claims	0.2
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	(2.4)
March 31, 2024	$7.2

December 31, 2022	$2.2
New claims	0.1
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	—
March 31, 2023	$2.3
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2024 and December 31, 2023, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $21.4 billion and $20.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2024 and December 31, 2023, the loss-sharing guarantee obligations were $31.6 million and $30.9 million, respectively, and are included in Other liabilities on our Condensed Consolidated Balance Sheets. There were no loan losses incurred during the three months ended March 31, 2024 and 2023.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of March 31, 2024 and December 31, 2023, the loan loss guarantee reserve was $24.9 million and $23.4 million, respectively, and is included within Other liabilities on our Condensed Consolidated Balance Sheets.

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

	Three Months Ended March 31,
(in millions)	2024	2023
Severance and other employment-related charges	$4.5	25.7
Restructuring, pre-acquisition and post-acquisition charges	7.4	8.2
Stock-based compensation expense for post-acquisition retention awards	0.3	1.8
Fair value adjustments to earn-out liabilities	(10.5)	—
Restructuring and acquisition charges	$1.7	35.7
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of March 31, 2024 will be paid during the next twelve months.
12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income (loss) before reclassification	0.3	(37.7)	(37.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.3	(37.7)	(37.4)
Balance as of March 31, 2024	$(63.5)	(565.4)	$(628.9)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive income before reclassification	—	26.8	26.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	26.8	26.8
Balance as of March 31, 2023	$(64.2)	(557.2)	$(621.4)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Condensed Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2024, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
The preparation of our financial statements requires management to make certain critical accounting estimates and judgments that impact (i) the stated amount of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amount of revenue and expenses during the reporting periods. These accounting estimates are based on management's judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
A discussion of our critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2024.
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
Transaction-Based Revenues and Equity Earnings
Transaction-based revenues are impacted by the size and timing of our clients' transactions. Such revenues include investment sales and other capital markets activities, agency and tenant representation leasing transactions, incentive fees, and other services/offerings, increase the variability of the revenue we earn. Specifically for LaSalle, the magnitude and timing of recognition of incentive fees are driven by one or a combination of the following: changes in valuations of the underlying investments, dispositions of managed assets and the contractual measurement periods with clients. The timing and the magnitude of transaction-based revenues can vary significantly from year to year and quarter to quarter and also vary geographically.
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
Seasonality
Historically, we have reported a relatively smaller revenue and profit in the first quarter with both measures increasing each of the following three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Our seasonality excludes the recognition of investment-generated performance fees and realized and unrealized investment equity earnings and losses. Specifically, we recognize incentive fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predictable or recurring. In addition, investment equity gains and losses are primarily dependent on valuations of underlying investments, and the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis. Other factors may affect seasonality. For example, we experienced disruption to our historical seasonality trends due to rising interest rates and widespread economic uncertainty in 2022 and 2023.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2024 and 2023 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for LaSalle is reported on a one-quarter lag.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•We define "Resilient" revenue as (i) Property Management, within Markets Advisory, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets, (iii) Workplace Management, within Work Dynamics, (iv) JLL Technologies and (v) Advisory Fees, within LaSalle. In addition, we define "Transactional" revenue as (i) Leasing and Advisory, Consulting and Other, within Markets Advisory, (ii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, (iii) Project Management and Portfolio Services and Other, within Work Dynamics and (iv) Incentive fees and Transaction fees and other, within LaSalle.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$950.1	906.4	43.7	5%	5%
Capital Markets	377.6	357.1	20.5	6	6
Work Dynamics	3,639.5	3,276.2	363.3	11	11
JLL Technologies	53.9	61.4	(7.5)	(12)	(12)
LaSalle	103.4	114.4	(11.0)	(10)	(8)
Revenue	$5,124.5	4,715.5	409.0	9%	9%
Platform compensation and benefits	$1,178.5	1,180.1	(1.6)	—%	—%
Platform operating, administrative and other expenses	270.4	291.1	(20.7)	(7)	(8)
Depreciation and amortization	61.0	57.5	3.5	6	6
Total platform operating expenses	$1,509.9	1,528.7	(18.8)	(1)%	(1)%
Gross contract costs	3,498.7	3,133.3	365.4	12	12
Restructuring and acquisition charges	1.7	35.7	(34.0)	(95)	(96)
Total operating expenses	$5,010.3	4,697.7	312.6	7%	7%
Operating income	$114.2	17.8	96.4	542%	569%
Equity losses	$(3.7)	(2.6)	(1.1)	(42)%	(34)%
Net non-cash MSR and mortgage banking derivative activity	$(9.0)	(1.8)	(7.2)	(400)%	(405)%
Adjusted EBITDA	$187.1	112.9	74.2	66%	70%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following:
•Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and
•Percentage changes against prior periods, presented on a local currency basis.
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
Effective January 1, 2024, we updated the definition of Adjusted EBITDA to exclude certain equity earnings/losses as further described below. Comparable periods have been recast to conform to the revised presentation.
Also effective with first-quarter 2024 reporting, we no longer report the non-GAAP measures "Fee revenue" and "Fee-based operating expenses" following the conclusion of a comment letter from the Securities and Exchange Commission Staff in February 2024.
Adjustments to U.S. GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Net non-cash MSR and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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

Equity earnings/losses (JLL Technologies and LaSalle) primarily reflects valuation changes on investments reported at fair value. Investments reported at fair value are increased or decreased each reporting period by the change in the fair value of the investment. Where the measurement alternative has been elected, our investment is increased or decreased upon observable price changes. Such activity is excluded as the amounts are generally non‑cash in nature and not indicative of core operating performance.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss) attributable to common shareholders	$66.1	(9.2)
Add:
Interest expense, net of interest income	30.5	26.3
Income tax provision (benefit)	15.9	(2.3)
Depreciation and amortization(1)	60.0	56.5
EBITDA	$172.5	71.3
Adjustments:
Restructuring and acquisition charges	1.7	35.7
Net non-cash MSR and mortgage banking derivative activity	9.0	1.8
Interest on employee loans, net of forgiveness	(1.0)	0.2
Equity losses - JLL Technologies and LaSalle	4.9	3.9
Adjusted EBITDA	$187.1	112.9
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

In discussing our operating results, we report percentage changes in local currency, unless otherwise noted. Amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing performance and operations excluding the effect of foreign currency fluctuations.
The following table reflects the reconciliation to local currency amounts for consolidated (i) Revenue, (ii) Operating income and (iii) Adjusted EBITDA.

	Three Months Ended March 31,
($ in millions)	2024	% Change
Revenue:
At current period exchange rates	$5,124.5	9%
Impact of change in exchange rates	5.6	n/a
At comparative period exchange rates	$5,130.1	9%

Operating income:
At current period exchange rates	$114.2	542%
Impact of change in exchange rates	5.3	n/a
At comparative period exchange rates	$119.5	569%

Adjusted EBITDA:
At current period exchange rates	$187.1	66%
Impact of change in exchange rates	5.3	n/a
At comparative period exchange rates	$192.4	70%

Revenue
Revenue increased 9% compared with the prior-year quarter. Businesses with Resilient revenues continued to deliver strong revenue growth, collectively up 12%, highlighted by Workplace Management, within Work Dynamics, up 15%, and Property Management, within Markets Advisory, up 8%. Transactional revenue businesses were collectively up just over 1% as economic uncertainty and the current interest rate environment continued to weigh on client decision making. Transaction performance was led by Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, which grew 8%.
The following highlights Revenue by segment, for the current and prior-year quarters ($ in millions). Refer to segment operating results for further detail.
Operating Expenses
Consolidated operating expenses were $5.0 billion for the first quarter, up 7% from the same period in 2023. Gross contract costs were $3.5 billion, up 12% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management, within Work Dynamics, and Property Management, within Markets Advisory. Platform operating expenses were $1.5 billion for the first quarter, a 4% reduction from the prior-year quarter largely associated with the benefit of cost mitigation actions in the trailing twelve months, partially offset by higher variable incentive compensation expense attributable to improved year-over-year profitability.

For the first quarter of 2024, Restructuring and acquisition charges decreased compared with the prior-year period, driven by (i) lower severance and other employment-related charges from cost-out actions and (ii) net decreases to the fair value of future acquisition-related payments; refer to following table for further detail.

	Three Months Ended March 31,
(in millions)	2024	2023
Severance and other employment-related charges	$4.5	25.7
Restructuring, pre-acquisition and post-acquisition charges	7.7	10.0
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	(10.5)	—
Restructuring and acquisition charges	$1.7	35.7
Interest Expense
Interest expense, net of interest income, for the three months ended March 31, 2024 was $30.5 million compared with $26.3 million in the prior-year period.
Equity (Losses) Earnings
The following details Equity losses by relevant segment. Refer to the segment discussions for additional details.

	Three Months Ended March 31,
(in millions)	2024	2023
JLL Technologies	$(1.0)	4.9
LaSalle	(3.9)	(8.8)
Other	1.2	1.3
Equity losses	$(3.7)	(2.6)
Income Taxes
The Income tax provision was $15.9 million for the three months ended March 31, 2024, representing an effective tax rate ("ETR") of 19.5%. For the three months ended March 31, 2023, the income tax benefit was $2.3 million, representing an ETR of 21.0%.
A number of countries in which we have a taxable presence have enacted legislation effective in 2024 inspired by the Organization for Economic Co-operation and Development (OECD) guidance for a global minimum tax rate of 15%, referred to as “Pillar Two” taxation. Such legislation enacted through March 31, 2024 did not have a material impact on our effective tax rate for the first quarter of 2024 and is not presently expected to have a material impact for the full year 2024.

Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $66.1 million for the three months ended March 31, 2024, compared with a loss of $9.2 million in the prior-year quarter. Adjusted EBITDA was $187.1 million for the first quarter of 2024, compared with $112.9 million in the prior-year period. Growth in profit was primarily attributable to (i) higher revenues, particularly Resilient revenues as well as certain Transactional revenue streams like investment sales within Capital Markets, and (ii) the benefit of cost reduction actions executed in the last twelve months coupled with continued cost discipline. In addition to these drivers, the increase in Net income attributable to common shareholders was partially due to lower Restructuring and acquisition charges as noted above.
The following chart reflects the aggregation of segment Adjusted EBITDA for the first quarter of 2024 and 2023.
Aggregation of Segment Adjusted EBITDA (in millions)

$200
$150
$100
$50
$—
$113
$72
$11
$26
$23
$(18)
$187
$95
$25
$51
$21
$(5)
Q1 2023
Q1 2024
Markets Advisory
Capital Markets
Work Dynamics
JLL Technologies
LaSalle

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
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which includes Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.

Markets Advisory

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$497.3	487.0	10.3	2%	2%
Property Management	429.7	400.2	29.5	7	8
Advisory, Consulting and Other	23.1	19.2	3.9	20	20
Revenue	$950.1	906.4	43.7	5%	5%
Platform compensation and benefits	$462.5	461.0	1.5	—%	—%
Platform operating, administrative and other	86.9	93.6	(6.7)	(7)	(7)
Depreciation and amortization	17.4	17.1	0.3	2	3
Segment platform operating expenses	566.8	571.7	(4.9)	(1)	(1)
Gross contract costs	304.9	279.1	25.8	9	10
Segment operating expenses	$871.7	850.8	20.9	2%	3%
Equity earnings	$0.4	0.3	0.1	33%	110%
Adjusted EBITDA	$95.3	71.6	23.7	33%	33%
Markets Advisory revenue growth was largely driven by Property Management and a mid-single digit increase in U.S. Leasing revenue. Higher Property Management revenue was primarily attributable to portfolio expansions in the U.S., UK and Canada, including incremental revenue associated with pass-through expenses. U.S. Leasing growth, which follows a softer prior-year quarter, was led by the office sector, which saw increased deal size and transaction volumes. The growth in U.S. office was partially offset by industrial, globally, where deal size decreased. Consistent with the trend from recent quarters, economic uncertainty has delayed commercial real estate decision making, particularly for large-scale leasing actions where JLL has a greater presence.
The net decreases in segment platform operating expenses for the quarter, compared with the prior-year quarter, were due to the continued impact of cost management actions taken in the last twelve months, notably in (i) lower fixed compensation and benefits attributable to reduced headcount, largely offset by higher variable revenue-related compensation expense, and (ii) lower T&E. Gross contract costs increased over the prior-year quarter consistent with revenue growth, predominantly associated with Property Management.
The Adjusted EBITDA increase was predominantly driven by revenue growth and the continued impact of cost management actions described above.

Capital Markets

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Equity & Debt Advisory	$258.7	240.6	18.1	8%	8%
Valuation Advisory & Other	80.2	79.1	1.1	1	2
CM Loan Servicing	38.7	37.4	1.3	3	3
Revenue	$377.6	357.1	20.5	6%	6%
Platform compensation and benefits	$287.6	283.9	3.7	1%	1%
Platform operating, administrative and other	60.8	56.1	4.7	8	8
Depreciation and amortization	16.4	15.9	0.5	3	3
Segment platform operating expenses	364.8	355.9	8.9	3	3
Gross contract costs	13.6	9.3	4.3	46	50
Segment operating expenses	$378.4	365.2	13.2	4%	4%
Equity earnings	$0.1	0.6	(0.5)	(83)%	(81)%
Net non-cash MSR and mortgage banking derivative activity	$(9.0)	(1.8)	(7.2)	(400)%	(405)%
Adjusted EBITDA	$25.0	10.7	14.3	134%	145%
Capital Markets revenue increased across all business lines though market uncertainty persisted, especially around the future of interest rates. Investment Sales and Debt/Equity Advisory revenue increased compared to the prior-year quarter across most asset classes, with strength in Japan and Germany, most notably office. Investment Sales and Debt/Equity Advisory growth in the U.S. was low single digits but outperformed the broader market for investment sales, which declined 12% according to JLL Research.
The increase in segment platform operating expenses was largely driven by higher variable compensation expense compared with the prior-year quarter, as segment profit grew. The increase in variable compensation more than offset the impact of headcount reductions over the trailing twelve months. Operating and administrative costs generally decreased, also due to continued cost discipline, largely overcoming $5.7 million of headwind attributable to the year-over-year non-cash change in loan loss credit reserves, as the slight increase to the reserve this quarter followed a decrease to the reserve last year.
The Adjusted EBITDA improvement was attributable to revenue growth and the benefit associated with cost management actions taken over the trailing twelve months as described above.

Work Dynamics

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$2,871.7	2,497.2	374.5	15%	15%
Project Management	656.4	676.3	(19.9)	(3)	(3)
Portfolio Services and Other	111.4	102.7	8.7	8	8
Revenue	$3,639.5	3,276.2	363.3	11%	11%
Platform compensation and benefits	$319.8	305.0	14.8	5%	5%
Platform operating, administrative and other	99.3	111.5	(12.2)	(11)	(11)
Depreciation and amortization	20.7	19.3	1.4	7	7
Segment platform operating expenses	439.8	435.8	4.0	1	1
Gross contract costs	3,170.6	2,834.2	336.4	12	12
Segment operating expenses	$3,610.4	3,270.0	340.4	10%	10%
Equity earnings	$0.7	0.4	0.3	75%	80%
Adjusted EBITDA	$50.9	25.7	25.2	98%	102%
Work Dynamics revenue growth was led by continued strong performance in Workplace Management, as 2023 contract wins and mandate expansions in the Americas further ramped up this quarter. This was partially offset by Project Management, where lower pass-through costs drove the decrease in revenue while management fees were flat. In addition, the quantum of new project contracts reflected softer leasing activity in 2023.
The net increase in segment platform operating expenses was primarily due to higher incentive compensation accruals, reflecting segment growth and operating results, largely offset by continued cost discipline and the absence of $9 million of Tetris contract losses recognized in 2023. Gross contract costs increased over the prior-year quarter consistent with the revenue growth in Workplace Management.
The increase in Adjusted EBITDA was primarily attributable to the top-line performance described above, most notably from Workplace Management, coupled with nearly flat platform operating costs.

JLL Technologies

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$53.9	61.4	(7.5)	(12)%	(12)%
Platform compensation and benefits(1)	$47.3	61.3	(14.0)	(23)%	(23)%
Platform operating, administrative and other	10.5	14.7	(4.2)	(29)	(28)
Depreciation and amortization	4.5	3.9	0.6	15	16
Segment platform operating expenses	62.3	79.9	(17.6)	(22)	(22)
Gross contract costs	1.2	3.6	(2.4)	(67)	(68)
Segment operating expenses	$63.5	83.5	(20.0)	(24)%	(24)%
Adjusted EBITDA(2)	$(5.1)	(18.2)	13.1	72%	73%
Equity (losses) earnings	$(1.0)	4.9	(5.9)	(120)%	(121)%
(1) Included in Platform compensation and benefits expense is a reduction in carried interest expense of $0.1 million for the first quarter of 2024 and carried interest expense of $0.7 million for the first quarter of 2023 related to Equity (losses) earnings of the segment.
(2) Adjusted EBITDA excludes Equity (losses) earnings for JLL Technologies.
The decline in JLL Technologies revenue was partially due to 2023 cost-out activities in the business's go-to-market approach aimed at improving profitability and resulted in lower contract signings in the second half of 2023. In addition, the lower revenue reflected delayed decisions on technology spend from existing solutions clients, which included certain contract renewals.
The decrease in current-quarter segment operating expenses was driven by the reduction of certain expenses associated with cost management actions and improved operating efficiency over the trailing twelve months.
The year-over-year improvement in Adjusted EBITDA was driven by the reduction of operating expenses associated with cost management actions described above, which outpaced the impact of lower revenue.

LaSalle

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$92.3	100.5	(8.2)	(8)%	(7)%
Transaction fees and other	8.9	10.4	(1.5)	(14)	(10)
Incentive fees	2.2	3.5	(1.3)	(37)	(38)
Revenue	$103.4	114.4	(11.0)	(10)%	(8)%
Platform compensation and benefits	$61.3	68.9	(7.6)	(11)%	(11)%
Platform operating, administrative and other	12.9	15.2	(2.3)	(15)	(15)
Depreciation and amortization	2.0	1.3	0.7	54	50
Segment platform operating expenses	76.2	85.4	(9.2)	(11)	(11)
Gross contract costs	8.4	7.1	1.3	18	19
Segment operating expenses	$84.6	92.5	(7.9)	(9)%	(9)%
Adjusted EBITDA(1)	$21.0	23.1	(2.1)	(9)%	(2)%
Equity losses	$(3.9)	(8.8)	4.9	56%	57%
(1) Adjusted EBITDA excludes Equity losses for LaSalle.
LaSalle’s decrease in revenue was primarily due to lower advisory fees, attributable to (i) valuation declines in assets under management ("AUM"), particularly in North America and (ii) lower fees in Europe as a result of structural changes to a lower-margin business. Transaction fees and incentive fees reflected the on-going global trend of dampened investment sales transaction volumes.
The net decline in platform operating expenses was driven by the benefit of cost management actions over the last twelve months and lower variable compensation accruals.
The slight decline in Adjusted EBITDA reflected lower revenues, which were nearly offset by the impact of lower expenses as described above.
As of March 31, 2024, LaSalle had $89.7 billion of AUM. Compared with AUM of $93.5 billion as of March 31, 2023, the AUM as of March 31, 2024 decreased 4% in USD (3% in local currency). The net decrease in AUM over the trailing twelve months resulted from (i) $4.4 billion of dispositions and withdrawals, (ii) $3.4 billion of net valuation decreases, (iii) $0.7 billion of foreign currency decreases, partially offset by (iv) $4.2 billion of acquisitions and (v) $0.5 billion increase in uncalled committed capital and cash.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $677.5 million of cash in the first three months of 2024, compared with $716.3 million of cash used in operating activities during the same period in 2023. The year-over-year improvement was primarily due to an increase in cash provided by earnings driven by improved business performance, partially offset by incremental cash outflows associated with trade payables and other liabilities.
Cash Flows from Investing Activities
We used $54.3 million of cash for investing activities during the first three months of 2024, compared with $74.0 million used during the same period in 2023. The decrease of $19.7 million was driven by lower net capital contributions to investments and lower net capital additions. We discuss these drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $703.4 million of cash during the first three months of 2024, compared with $775.3 million provided during the same period in 2023. The net decrease of $71.9 million in cash inflows from financing activities was substantially driven by a decrease in net borrowings on our Facility, in part due to less cash used from operating activities compared with the prior-year quarter.
Debt
Our $3.3 billion Facility matures on November 3, 2028 and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility and Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) are presented below.

(in millions)	March 31, 2024	December 31, 2023
Outstanding borrowings under the Facility	$1,395.0	625.0
Short-term borrowings	124.6	147.9
In addition to our Facility, we had the capacity to borrow up to $54.2 million under local overdraft facilities as of March 31, 2024.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended March 31,
($ in millions)	2024	2023
Average outstanding borrowings	$1,056.7	1,719.9
Average effective interest rate	6.1%	5.4%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 9, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information on our debt.
Investment Activity
As of March 31, 2024, we had a carrying value of $816.2 million in Investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the first three months ended March 31, 2024 and 2023, funding of investments exceeded return of capital by $11.7 million and $23.6 million, respectively. We expect continued investment activity by both JLL Technologies and LaSalle.
See Note 6, Investments, in the Notes to Condensed Consolidated Financial Statements for additional information on our investment activity.

Capital Expenditures
Net capital additions for the three months ended March 31, 2024 and 2023 were $43.2 million and $49.3 million, respectively. Our capital expenditures in 2024 were primarily for purchased/developed software and leasehold improvements.
Business Acquisitions
During the three months ended March 31, 2024, we paid $3.1 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $8.0 million as of March 31, 2024. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2024, we had the potential to make earn-out payments for a maximum of $99.7 million on 12 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended March 31,
($ in millions)	2024	2023
Total number of shares repurchased (in 000's)	110.7	—
Total paid for shares repurchased	$20.1	—
As of March 31, 2024, $1,073.5 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2024, and December 31, 2023, we had total Cash and cash equivalents of $396.7 million and $410.0 million, respectively, of which approximately $302.3 million and $310.1 million, respectively, was held by foreign subsidiaries.
Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both March 31, 2024, and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2024 on our variable-rate debt, our results would reflect an incremental $1.3 million of interest expense for the three months ended March 31, 2024.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2024	2023
British pound	8%	8%
Euro	6	7
Australian dollar	4	5
Other(1)	21	21
Revenue exposed to foreign exchange rates	39%	41%
United States dollar	61	59
Total revenue	100%	100%
(1) No other functional currency exceeded 5% of total revenue in either period presented.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2024 - January 31, 2024	37,989	$176.36	37,989
February 1, 2024 - February 29, 2024	37,726	$180.20	37,726
March 1, 2024 - March 31, 2024	35,011	$188.56	35,011	$1,073.5
Total	110,726		110,726
Item 5. Other Information
During the quarter ended March 31, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Jones Lang LaSalle Deferred Compensation Plan (Amended and Restated as of January 1, 2024)

10.2*	Jones Lang LaSalle Incorporated Global Executive Board Annual Incentive Plan, dated as of February 23, 2024

10.3*	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan

10.4*	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2024.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)