Form 10-Q
period 2024-06-30
JONES LANG LASALLE INC
filed 2024-08-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 1, 2024 was 47,464,235.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$424.4	410.0
Trade receivables, net of allowance of $75.4 and $70.7	1,911.5	2,095.8
Notes and other receivables	417.9	446.4
Reimbursable receivables	2,345.2	2,321.7
Warehouse receivables	642.4	677.4
Short-term contract assets, net of allowance of $1.5 and $1.6	310.3	338.3
Prepaid and other	582.3	567.4
Total current assets	6,634.0	6,857.0
Property and equipment, net of accumulated depreciation of $1,099.2 and $1,039.1	596.9	613.9
Operating lease right-of-use assets	759.4	730.9
Goodwill	4,609.2	4,587.4
Identified intangibles, net of accumulated amortization of $625.9 and $563.0	743.9	785.0
Investments, including $744.7 and $740.8 at fair value	819.7	816.6
Long-term receivables	394.1	363.8
Deferred tax assets, net	507.8	497.4
Deferred compensation plan	639.8	604.3
Other	204.2	208.5
Total assets	$15,909.0	16,064.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,154.0	1,406.7
Reimbursable payables	1,746.0	1,796.9
Accrued compensation and benefits	1,098.0	1,698.3
Short-term borrowings	126.2	147.9
Short-term contract liabilities and deferred income	217.9	226.4
Warehouse facilities	655.5	662.7
Short-term operating lease liabilities	155.6	161.9
Other	360.8	345.3
Total current liabilities	5,514.0	6,446.1
Credit facility, net of debt issuance costs of $12.9 and $14.4	1,262.1	610.6
Long-term debt, net of debt issuance costs of $7.3 and $8.1	767.9	779.3
Deferred tax liabilities, net	42.5	44.8
Deferred compensation	620.0	580.0
Long-term operating lease liabilities	779.8	754.5
Other	424.4	439.6
Total liabilities	9,410.7	9,654.9
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,497,305 and 47,509,750 outstanding	0.5	0.5
Additional paid-in capital	2,013.3	2,019.7
Retained earnings	5,941.9	5,795.6
Treasury stock, at cost, 4,623,243 and 4,610,798 shares	(913.6)	(920.1)
Shares held in trust	(11.9)	(10.4)
Accumulated other comprehensive loss	(651.0)	(591.5)
Total Company shareholders’ equity	6,379.2	6,293.8
Noncontrolling interest	119.1	116.1
Total equity	6,498.3	6,409.9
Total liabilities and equity	$15,909.0	16,064.8
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$5,628.7	5,052.5	$10,753.2	9,768.0
Operating expenses:
Compensation and benefits	$2,599.2	2,417.0	$5,014.8	4,670.0
Operating, administrative and other	2,803.3	2,414.6	5,335.3	4,766.1
Depreciation and amortization	62.3	59.9	123.3	117.4
Restructuring and acquisition charges	11.5	11.8	13.2	47.5
Total operating expenses	$5,476.3	4,903.3	$10,486.6	9,601.0
Operating income	$152.4	149.2	$266.6	167.0
Interest expense, net of interest income	41.7	40.5	72.2	66.8
Equity losses	(15.4)	(103.5)	(19.1)	(106.1)
Other income (expense)	9.7	(1.2)	11.2	(1.1)
Income (loss) before income taxes and noncontrolling interest	105.0	4.0	186.5	(7.0)
Income tax provision (benefit)	20.5	0.8	36.4	(1.5)
Net income (loss)	84.5	3.2	150.1	(5.5)
Net income (loss) attributable to noncontrolling interest	0.1	0.7	(0.4)	1.2
Net income (loss) attributable to common shareholders	$84.4	2.5	$150.5	(6.7)
Basic earnings (loss) per common share	$1.77	0.05	$3.17	(0.14)
Basic weighted average shares outstanding (in 000's)	47,539	47,748	47,512	47,652
Diluted earnings (loss) per common share	$1.75	0.05	$3.12	(0.14)
Diluted weighted average shares outstanding (in 000's)	48,317	48,334	48,302	47,652
Net income (loss) attributable to common shareholders	$84.4	2.5	$150.5	(6.7)
Change in pension liabilities, net of tax	—	(1.1)	0.3	(1.1)
Foreign currency translation adjustments	(22.1)	11.1	(59.8)	37.9
Comprehensive income attributable to common shareholders	$62.3	12.5	$91.0	30.1
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income (loss)	—	—	—	66.1	—	—	—	(0.5)	65.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	132,118	—	(55.1)	(4.1)	—	38.9	—	—	(20.3)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(144,523)	—	—	—	—	(20.0)	—	—	(20.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	(37.7)	—	(37.7)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
March 31, 2024	47,497,345	$0.5	1,975.8	5,857.6	(10.3)	(901.2)	(628.9)	114.1	$6,407.6
Net income	—	—	—	84.4	—	—	—	0.1	84.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	103,674	—	(8.2)	(0.1)	—	8.0	—	—	(0.3)
Stock-based compensation	—	—	45.7	—	—	—	—	—	45.7
Shares held in trust	—	—	—	—	(1.6)	—	—	—	(1.6)
Repurchase of common stock	(103,714)	—	—	—	—	(20.4)	—	—	(20.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(22.1)	—	(22.1)
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	4.9	4.9
June 30, 2024	47,497,305	$0.5	2,013.3	5,941.9	(11.9)	(913.6)	(651.0)	119.1	$6,498.3
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net (loss) income	—	—	—	(9.2)	—	—	—	0.5	(8.7)
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	101,446	—	(58.0)	(14.5)	—	51.1	—	—	(21.4)
Stock-based compensation	—	—	16.7	—	—	—	—	—	16.7
Foreign currency translation adjustments	—	—	—	—	—	—	26.8	—	26.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
March 31, 2023	47,609,204	$0.5	1,981.3	5,566.7	(9.8)	(883.5)	(621.4)	121.4	$6,155.2
Net income(3)	—	—	—	2.5	—	—	—	0.6	3.1
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	184,068	—	(2.3)	(1.6)	—	7.2	—	—	3.3
Stock-based compensation	—	—	36.3	—	—	—	—	—	36.3
Shares held in trust	—	—	—	—	(1.8)	—	—	—	(1.8)
Repurchase of common stock	(72,322)	—	—	—	—	(19.5)	—	—	(19.5)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(1.1)	—	(1.1)
Foreign currency translation adjustments	—	—	—	—	—	—	11.1	—	11.1
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.8)	(1.8)
June 30, 2023	47,720,950	$0.5	2,015.3	5,567.6	(11.6)	(895.8)	(611.4)	120.2	$6,184.8
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net income attributable to redeemable noncontrolling interest of $0.1 million for the three months ended June 30, 2023.

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2024	2023
Cash flows from operating activities:
Net income (loss)	$150.1	(5.5)
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	123.3	117.4
Equity losses	19.1	106.1
Net loss on dispositions	—	1.8
Distributions of earnings from investments	7.2	6.0
Provision for loss on receivables and other assets	31.7	19.0
Amortization of stock-based compensation	56.8	53.0
Net non-cash mortgage servicing rights and mortgage banking derivative activity	20.8	2.4
Accretion of interest and amortization of debt issuance costs	2.6	2.1
Other, net	(0.7)	3.6
Change in:
Receivables	114.9	139.8
Reimbursable receivables and reimbursable payables	(79.3)	(51.0)
Prepaid expenses and other assets	16.2	(4.9)
Income taxes receivable, payable and deferred	(150.3)	(116.1)
Accounts payable, accrued liabilities and other liabilities	(139.4)	(119.8)
Accrued compensation (including net deferred compensation)	(576.6)	(633.2)
Net cash used in operating activities	(403.6)	(479.3)
Cash flows from investing activities:
Net capital additions – property and equipment	(81.4)	(88.2)
Business acquisitions, net of cash acquired	(39.3)	(13.6)
Capital contributions to investments	(41.0)	(66.2)
Distributions of capital from investments	9.6	12.7
Other, net	(2.0)	(5.4)
Net cash used in investing activities	(154.1)	(160.7)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	4,713.0	4,478.0
Repayments of borrowings under credit facility	(4,063.0)	(3,853.0)
Net repayments of short-term borrowings	(15.4)	(55.3)
Payments of deferred business acquisition obligations and earn-outs	(4.9)	(21.8)
Repurchase of common stock	(40.4)	(19.5)
Noncontrolling interest contributions, net	3.3	—
Other, net	(26.0)	(24.5)
Net cash provided by financing activities	566.6	503.9
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(14.7)	3.8
Net change in cash, cash equivalents and restricted cash	(5.8)	(132.3)
Cash, cash equivalents and restricted cash, beginning of the period	663.4	746.0
Cash, cash equivalents and restricted cash, end of the period	$657.6	613.7
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$253.4	226.7
Restricted cash, end of period	233.2	211.2
Cash paid during the period for:
Interest	$75.5	65.1
Income taxes, net of refunds	190.5	103.1
Operating leases	98.6	96.2
Non-cash activities:
Business acquisitions (including contingent consideration)	$11.0	—
Deferred business acquisition obligations	5.8	—
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
Our Consolidated Financial Statements as of June 30, 2024, and for the periods ended June 30, 2024 and 2023, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods. As discussed within our 2023 Annual Report on Form 10-K, specific to our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows, we have made certain presentation changes and recast prior-period information to conform with the current presentation.
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

2.SUBSEQUENT EVENTS & NEW ACCOUNTING STANDARDS
Subsequent events
In August of 2024, we repurchased a loan, which we originated and sold to Fannie Mae, with an unpaid principal balance ("UPB") of $74.25 million. As this subsequent event represented additional evidence about a matter that existed as of the reporting date, for the period ended June 30, 2024, we recognized $18.0 million within Operating, administrative and other expenses, for the current estimated loss associated with the repurchase in our results. This impact represents the difference between our estimate of the current fair value of the repurchased loan and the repurchase price, including amounts in excess of the UPB for items such as unpaid interest.
Recently issued accounting guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The FASB issued the ASU in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our segment disclosures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue excluded from scope of ASC Topic 606	$67.6	77.2	$134.8	143.4

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

(in millions)	June 30, 2024	December 31, 2023
Contract assets, gross	$366.3	402.3
Contract asset allowance	(3.8)	(1.8)
Contract assets, net	$362.5	400.5

Contract liabilities	$162.2	166.2

Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and LaSalle contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for JLL Technologies and LaSalle, (v) net non-cash MSR and mortgage banking derivative activity, (vi) Interest expense, net of interest income, (vii) Income tax provision (benefit) and (viii) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
In the first quarter of 2024, we revised the definition of segment Adjusted EBITDA to exclude certain Equity earnings/losses from investments. The impact of this revision is limited to the JLL Technologies and LaSalle segments. Comparable periods have been recast to conform to the revised presentation. Equity earnings/losses from unconsolidated operating ventures (not investments) remain included in Adjusted EBITDA.
Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment.

Summarized financial information by business segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Markets Advisory
Leasing	$619.1	591.4	$1,116.4	1,078.4
Property Management	436.6	409.9	866.3	810.1
Advisory, Consulting and Other	23.1	24.1	46.2	43.3
Revenue	$1,078.8	1,025.4	$2,028.9	1,931.8
Depreciation and amortization(1)	$16.5	16.5	$32.9	32.6
Equity (losses) earnings	$—	(0.1)	$0.4	0.2
Adjusted EBITDA	$129.6	99.4	$224.9	171.0

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$320.3	319.5	$579.0	560.1
Value and Risk Advisory	95.8	89.5	176.0	168.6
Loan Servicing	41.5	39.0	80.2	76.4
Revenue	$457.6	448.0	$835.2	805.1
Depreciation and amortization	$17.3	16.2	$33.7	32.1
Equity earnings	$0.5	4.8	$0.6	5.4
Adjusted EBITDA	$33.8	36.0	$58.8	46.7

Work Dynamics
Workplace Management	$3,021.1	2,553.4	$5,892.8	5,050.6
Project Management	788.1	703.2	1,444.5	1,379.5
Portfolio Services and Other	124.1	118.0	235.5	220.7
Revenue	$3,933.3	3,374.6	$7,572.8	6,650.8
Depreciation and amortization	$20.8	19.9	$41.5	39.2
Equity earnings	$0.4	0.8	$1.1	1.2
Adjusted EBITDA	$71.1	56.2	$122.0	81.9

JLL Technologies
Revenue	$56.4	60.6	$110.3	122.0
Depreciation and amortization	$4.8	4.1	$9.3	8.0
Adjusted EBITDA(2)	$(10.9)	(1.3)	$(16.0)	(19.5)
Equity losses	$(9.0)	(103.9)	$(10.0)	(99.0)

LaSalle
Advisory fees	$93.1	103.1	$185.4	203.6
Transaction fees and other	6.9	5.0	15.8	15.4
Incentive fees	2.6	35.8	4.8	39.3
Revenue	$102.6	143.9	$206.0	258.3
Depreciation and amortization	$2.0	2.3	$4.0	3.6
Adjusted EBITDA(2)	$22.7	34.8	$43.7	57.9
Equity losses	$(7.3)	(5.1)	$(11.2)	(13.9)
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
(2) JLL Technologies and LaSalle Adjusted EBITDA excludes Equity earnings/losses.

The following table is a reconciliation of Adjusted EBITDA to Net income (loss) attributable to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA - Markets Advisory	$129.6	99.4	$224.9	171.0
Adjusted EBITDA - Capital Markets	33.8	36.0	58.8	46.7
Adjusted EBITDA - Work Dynamics	71.1	56.2	122.0	81.9
Adjusted EBITDA - JLL Technologies	(10.9)	(1.3)	(16.0)	(19.5)
Adjusted EBITDA - LaSalle	22.7	34.8	43.7	57.9
Adjusted EBITDA - Consolidated	$246.3	225.1	$433.4	338.0
Adjustments:
Restructuring and acquisition charges	$(11.5)	(11.8)	$(13.2)	(47.5)
Net loss on disposition	—	(1.8)	—	(1.8)
Interest on employee loans, net of forgiveness	1.3	0.9	2.3	0.7
Equity earnings (losses) - JLL Technologies and LaSalle	(16.3)	(109.0)	(21.2)	(112.9)
Net non-cash MSR and mortgage banking derivative activity	(11.8)	(0.6)	(20.8)	(2.4)
Interest expense, net of interest income	(41.7)	(40.5)	(72.2)	(66.8)
Income tax (provision) benefit	(20.5)	(0.8)	(36.4)	1.5
Depreciation and amortization(1)	(61.4)	(59.0)	(121.4)	(115.5)
Net income (loss) attributable to common shareholders	$84.4	2.5	$150.5	(6.7)
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2024 Business Combinations Activity
During the six months ended June 30, 2024, we completed one strategic acquisition. This strategic acquisition is presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Segment
SKAE Power Solutions (SKAE)	Q2	United States	Work Dynamics
Aggregate terms of our acquisitions included: (i) cash paid at closing of $39.3 million, (ii) guaranteed deferred consideration of $5.8 million and (iii) contingent earn-out consideration of $11.0 million, payable upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in (i) goodwill of $40.4 million, (ii) identifiable intangibles of $14.9 million and (iii) other net assets (acquired assets less assumed liabilities) of $0.8 million. As of June 30, 2024, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
During the six months ended June 30, 2024 and 2023, we paid $4.9 million and $22.0 million, respectively, for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.

Earn-Out Payments

($ in millions)	June 30, 2024	December 31, 2023
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	13	14
Maximum earn-out payments (undiscounted)	$113.6	100.0
Short-term earn-out liabilities (fair value)(1)	11.4	12.0
Long-term earn-out liabilities (fair value)(1)	42.3	45.5
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next four years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2024 consisted of: (i) goodwill of $4,609.2 million, (ii) identifiable intangibles of $695.6 million amortized over their remaining finite useful lives and (iii) $48.3 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2023	$1,759.3	1,986.4	537.7	247.7	56.3	$4,587.4
Additions, net of adjustments	—	—	40.4	—	—	40.4
Impact of exchange rate movements	(7.6)	(8.5)	(2.3)	—	(0.2)	(18.6)
Balance as of June 30, 2024	$1,751.7	1,977.9	575.8	247.7	56.1	$4,609.2

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	18.7	—	—	—	18.7
Impact of exchange rate movements	12.5	14.1	3.8	—	0.6	31.0
Balance as of June 30, 2023	$1,755.4	1,982.0	536.4	247.7	56.2	$4,577.7

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2023	$801.8	546.2	$1,348.0
Additions, net of adjustments	34.2	14.9	49.1
Adjustment for fully amortized intangibles	(15.5)	(9.3)	(24.8)
Impact of exchange rate movements	—	(2.5)	(2.5)
Balance as of June 30, 2024	$820.5	549.3	$1,369.8

Accumulated Amortization
Balance as of December 31, 2023	$(309.8)	(253.2)	$(563.0)
Amortization expense, net(1)	(55.4)	(32.9)	(88.3)
Adjustment for fully amortized intangibles	15.5	9.3	24.8
Impact of exchange rate movements	—	0.6	0.6
Balance as of June 30, 2024	$(349.7)	(276.2)	$(625.9)

Net book value as of June 30, 2024	$470.8	273.1	$743.9
(1) Included in this amount for MSRs was $4.2 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments	45.5	5.8	51.3
Adjustment for fully amortized intangibles	(20.2)	(17.4)	(37.6)
Impact of exchange rate movements	—	2.1	2.1
Balance as of June 30, 2023	$772.6	547.5	$1,320.1

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization expense, net(1)	(54.5)	(35.6)	(90.1)
Adjustment for fully amortized intangibles	20.2	17.4	37.6
Impact of exchange rate movements	—	(0.7)	(0.7)
Balance as of June 30, 2023	$(276.5)	(222.5)	$(499.0)

Net book value as of June 30, 2023	$496.1	325.0	$821.1
(1) Included in this amount for MSRs was $6.8 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

6.INVESTMENTS
Summarized investment balances as of June 30, 2024 and December 31, 2023 are presented in the following table.

(in millions)	June 30, 2024	December 31, 2023
JLL Technologies investments	$404.5	397.6
LaSalle co-investments	384.1	388.3
Other investments	31.1	30.7
Total	$819.7	816.6
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 49 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $254.7 million and $11.7 million as of June 30, 2024 for our LaSalle Investment Management business and JLL Technologies, respectively. LaSalle Investment Management’s potential unfunded commitments decline in the second quarter of 2024 was primarily due to the legal release of a $60.3 million remaining unfunded commitment in a specific underlying fund.
Impairment
There were no significant other-than-temporary impairment charges on investments for the six months ended June 30, 2024 and 2023.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.

(in millions)	2024	2023
Fair value investments as of January 1,	$740.8	794.9
Investments(1)	43.4	123.8
Distributions	(11.6)	(11.1)
Change in fair value, net	(17.3)	(110.5)
Foreign currency translation adjustments, net	(10.6)	5.4
Fair value investments as of June 30,	$744.7	802.5
(1) During the six months ended June 30, 2024 and 2023, $8.4 million and $63.8 million, respectively, in Notes receivable, inclusive of accrued interest, converted to unconsolidated equity investments.
See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of March 31, 2024	776.0	343.5	1,119.5	$172.40
Granted	372.4	167.9	540.3	198.64
Vested	(41.4)	—	(41.4)	203.89
Forfeited	(8.9)	—	(8.9)	173.86
Unvested as of June 30, 2024	1,098.1	511.4	1,609.5	$180.52

Unvested as of March 31, 2023	688.4	316.4	1,004.8	$192.36
Granted	345.2	151.8	497.0	137.67
Vested	(15.1)	—	(15.1)	131.67
Forfeited	(15.1)	(4.6)	(19.7)	186.15
Unvested as of June 30, 2023	1,003.4	463.6	1,467.0	$174.54

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	990.1	458.1	1,448.2	$175.07
Granted	372.4	168.8	541.2	198.62
Vested	(232.9)	(109.0)	(341.9)	185.18
Forfeited	(31.5)	(6.5)	(38.0)	172.57
Unvested as of June 30, 2024	1,098.1	511.4	1,609.5	$180.52

Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78
Granted	345.2	182.8	528.0	136.13
Vested	(160.7)	(257.2)	(417.9)	116.49
Forfeited	(22.4)	(29.0)	(51.4)	148.89
Unvested as of June 30, 2023	1,003.4	463.6	1,467.0	$174.54
As of June 30, 2024, we had $126.9 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we expect to be recognized over a weighted average period of 1.5 years.
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

(in millions)	June 30, 2024	December 31, 2023
Long-term debt, fair value	$789.0	798.1
Long-term debt, carrying value, net of debt issuance costs	767.9	779.3
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2024 and December 31, 2023, investments at fair value using NAV were $332.7 million and $321.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2024			December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$44.2	—	367.8	51.7	—	367.3
Foreign currency forward contracts receivable	—	1.4	—	—	12.5	—
Warehouse receivables	—	642.4	—	—	677.4	—
Deferred compensation plan assets	—	639.8	—	—	604.3	—
Mortgage banking derivative assets	—	—	152.3	—	—	128.0
Total assets at fair value	$44.2	1,283.6	520.1	51.7	1,294.2	495.3
Liabilities
Foreign currency forward contracts payable	$—	5.1	—	—	8.8	—
Deferred compensation plan liabilities	—	613.6	—	—	576.1	—
Earn-out liabilities	—	—	53.7	—	—	57.5
Mortgage banking derivative liabilities	—	—	120.6	—	—	117.7
Total liabilities at fair value	$—	618.7	174.3	—	584.9	175.2
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
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

(in billions)	June 30, 2024	December 31, 2023
Foreign currency forward contracts, gross notional value	$1.90	2.07
Foreign currency forward contracts, net basis	1.21	1.21

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	June 30, 2024	December 31, 2023
Net asset, receivable positions	$1.4	15.2
Net asset, payable positions	—	(2.7)
Foreign currency forward contracts receivable	$1.4	12.5

Net liability, receivable positions	$(1.0)	(3.2)
Net liability, payable positions	6.1	12.0
Foreign currency forward contracts payable	$5.1	8.8
Warehouse Receivables
As of June 30, 2024 and December 31, 2023, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
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

(in millions)	June 30, 2024	December 31, 2023
Deferred compensation plan assets	$639.8	604.3
Long-term deferred compensation plan liabilities	613.6	576.1
Shares held in trust	11.9	10.4
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

(in millions)	Balance as of March 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of June 30, 2024
Investments	$369.7	(9.3)	(0.1)	2.3	—	5.2	$367.8
Mortgage banking derivative assets and liabilities, net	18.9	19.5	—	22.3	(29.0)	—	31.7
Earn-out liabilities	46.7	(2.1)	—	11.0	(1.7)	(0.2)	53.7

(in millions)	Balance as of March 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in(2)	Balance as of June 30, 2023
Investments	$466.5	(103.9)	0.7	11.0	—	63.8	$438.1
Mortgage banking derivative assets and liabilities, net	12.8	43.9	—	37.4	(35.0)	—	59.1
Earn-out liabilities	73.1	(0.6)	—	—	(8.2)	—	64.3

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of June 30, 2024
Investments	$367.3	(10.4)	(0.3)	2.8	—	8.4	$367.8
Mortgage banking derivative assets and liabilities, net	10.3	28.2	—	46.1	(52.9)	—	31.7
Earn-out liabilities	57.5	(12.6)	—	11.0	(2.0)	(0.2)	53.7

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in(2)	Balance as of June 30, 2023
Investments	$452.0	(99.0)	1.2	20.1	—	63.8	$438.1
Mortgage banking derivative assets and liabilities, net	20.7	38.9	—	68.5	(69.0)	—	59.1
Earn-out liabilities	73.2	(0.6)	0.2	—	(8.5)	—	64.3
(1) CTA: Currency translation adjustments
(2) Transfers in for Investments: Notes receivable (inclusive of accrued interest) converted to unconsolidated equity investments and were classified as a Level 3 investment immediately.
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity earnings/losses
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the six months ended June 30, 2024 or 2023. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Debt is composed of the following obligations.

($ in millions)	June 30, 2024	December 31, 2023
Local overdraft facilities	$23.3	13.4
Other short-term borrowings	102.9	134.5
Short-term borrowings	$126.2	147.9
Credit facility, net of debt issuance costs of $12.9 and $14.4	1,262.1	610.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.4 and $0.4	187.2	193.3
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $6.4 and $7.1	393.6	392.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.5 and $0.6	187.1	193.1
Total debt, net of debt issuance costs	$2,156.2	1,537.8
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of June 30, 2024 at Adjusted Term SOFR plus 0.98%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both June 30, 2024 and December 31, 2023.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both June 30, 2024 and December 31, 2023.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Average outstanding borrowings	$1,705.8	2,315.8	$1,381.3	2,019.5
Average effective interest rate	6.2%	5.9%	6.2%	5.7%
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
As of June 30, 2024, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Commercial Paper Program
On June 27, 2024, we established a commercial paper program (the “Program”) in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time. Payment of the Program notes will be fully and unconditionally guaranteed on an unsecured and unsubordinated basis. We intend to use net proceeds of the Program for general corporate purposes, including the repayment of outstanding borrowings under the Facility.
Notes issued under the Program will be sold under customary market terms in the U.S. commercial paper market at par less a discount representing an interest factor or, if interest bearing, at par. The maturities of the Program notes may vary but may not exceed 397 days from the date of issuance. The Program notes and guarantee of payment thereof will rank pari passu with all other unsecured and unsubordinated indebtedness. As of the end of June 30, 2024, we have not issued any notes under the Program.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2024.
Warehouse Facilities

	June 30, 2024		December 31, 2023
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
BSBY(1) plus 1.30%, expires September 16, 2024	$174.8	700.0	159.0	700.0
SOFR plus 1.30%, expires September 14, 2024	416.3	1,200.0	405.1	1,200.0
SOFR plus 1.40%, expires July 26, 2024(2)	58.7	400.0	62.3	400.0
Fannie Mae ASAP(3) program, SOFR plus 1.25%	6.0	n/a	37.3	n/a
Gross warehouse facilities	655.8	2,300.0	663.7	2,300.0
Debt issuance costs	(0.3)	n/a	(1.0)	n/a
Total warehouse facilities	$655.5	2,300.0	662.7	2,300.0
(1) Bloomberg Short-Term Bank Yield Index rate ("BSBY")
(2) In July 2024, we extended the term of the Warehouse facility to October 24, 2024.
(3) As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of June 30, 2024.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $9.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of June 30, 2024. As of December 31, 2023, a receivable of $2.5 million was included in Notes and other receivables on our Consolidated Balance Sheet.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2023	$9.4
New claims	0.2
Prior year claims adjustments (including foreign currency changes)	0.4
Claims paid	(7.2)
June 30, 2024	$2.8

December 31, 2022	$2.2
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	4.4
Claims paid	—
June 30, 2023	$6.9
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2024 and December 31, 2023, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $21.8 billion and $20.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of June 30, 2024 and December 31, 2023, the loss-sharing guarantee obligations were $30.6 million and $30.9 million, respectively, and are included in Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the six months ended June 30, 2024 and 2023.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of June 30, 2024 and December 31, 2023, the loan loss guarantee reserve was $26.4 million and $23.4 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Severance and other employment-related charges	$7.2	5.8	$11.7	31.5
Restructuring, pre-acquisition and post-acquisition charges	6.1	5.1	13.5	13.3
Stock-based compensation expense for post-acquisition retention awards	0.3	1.5	0.6	3.3
Fair value adjustments to earn-out liabilities	(2.1)	(0.6)	(12.6)	(0.6)
Restructuring and acquisition charges	$11.5	11.8	$13.2	47.5
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of June 30, 2024 will be paid during the next twelve months.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2024	$(63.5)	(565.4)	$(628.9)
Other comprehensive loss before reclassification	—	(22.1)	(22.1)
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(22.1)	(22.1)
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2023	$(64.2)	(557.2)	$(621.4)
Other comprehensive (loss) income before reclassification	(1.1)	11.1	10.0
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.1)	11.1	10.0
Balance as of June 30, 2023	$(65.3)	(546.1)	$(611.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income (loss) before reclassification	0.3	(59.8)	(59.5)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.3	(59.8)	(59.5)
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive (loss) income before reclassification	(1.1)	37.9	36.8
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(1.1)	37.9	36.8
Balance as of June 30, 2023	$(65.3)	(546.1)	$(611.4)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and six months ended June 30, 2024, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2024.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2024 and 2023 are not fully indicative of the results we expect to realize for the full fiscal year.

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
•We define "Greater China" as China, Hong Kong, Macau and Taiwan.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$1,078.8	1,025.4	53.4	5%	6%
Capital Markets	457.6	448.0	9.6	2	3
Work Dynamics	3,933.3	3,374.6	558.7	17	17
JLL Technologies	56.4	60.6	(4.2)	(7)	(7)
LaSalle	102.6	143.9	(41.3)	(29)	(27)
Revenue	$5,628.7	5,052.5	576.2	11%	12%
Platform compensation and benefits	$1,330.8	1,332.5	(1.7)	—%	—%
Platform operating, administrative and other expenses	324.3	293.3	31.0	11	11
Depreciation and amortization	62.3	59.9	2.4	4	5
Total platform operating expenses	1,717.4	1,685.7	31.7	2	2
Gross contract costs	3,747.4	3,205.8	541.6	17	18
Restructuring and acquisition charges	11.5	11.8	(0.3)	(3)	(2)
Total operating expenses	$5,476.3	4,903.3	573.0	12%	12%
Operating income	$152.4	149.2	3.2	2%	4%
Equity losses	$(15.4)	(103.5)	88.1	85%	85%
Net non-cash MSR and mortgage banking derivative activity	$(11.8)	(0.6)	(11.2)	n.m.	n.m.
Adjusted EBITDA	$246.3	225.1	21.2	9%	11%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$2,028.9	1,931.8	97.1	5%	5%
Capital Markets	835.2	805.1	30.1	4	4
Work Dynamics	7,572.8	6,650.8	922.0	14	14
JLL Technologies	110.3	122.0	(11.7)	(10)	(10)
LaSalle	206.0	258.3	(52.3)	(20)	(19)
Revenue	$10,753.2	9,768.0	985.2	10%	10%
Platform compensation and benefits	$2,509.3	2,512.6	(3.3)	—%	—%
Platform operating, administrative and other expenses	594.7	584.4	10.3	2	1
Depreciation and amortization	123.3	117.4	5.9	5	5
Total platform operating expenses	$3,227.3	3,214.4	12.9	—%	1%
Gross contract costs	7,246.1	6,339.1	907.0	14	15
Restructuring and acquisition charges	13.2	47.5	(34.3)	(72)	(72)
Total operating expenses	$10,486.6	9,601.0	885.6	9%	10%
Operating income	$266.6	167.0	99.6	60%	65%
Equity losses	$(19.1)	(106.1)	87.0	82%	82%
Net non-cash MSR and mortgage banking derivative activity	$(20.8)	(2.4)	(18.4)	(767)%	(753)%
Adjusted EBITDA	$433.4	338.0	95.4	28%	31%

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
Note: Equity earnings/losses in the remaining segments represent the results of unconsolidated operating ventures (not investments), and therefore, the amounts are included in Adjusted EBITDA on both a segment and consolidated basis.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$84.4	2.5	$150.5	(6.7)
Add:
Interest expense, net of interest income	41.7	40.5	72.2	66.8
Income tax provision (benefit)	20.5	0.8	36.4	(1.5)
Depreciation and amortization(1)	61.4	59.0	121.4	115.5
Adjustments:
Restructuring and acquisition charges	11.5	11.8	13.2	47.5
Net loss on disposition	—	1.8	—	1.8
Net non-cash MSR and mortgage banking derivative activity	11.8	0.6	20.8	2.4
Interest on employee loans, net of forgiveness	(1.3)	(0.9)	(2.3)	(0.7)
Equity losses - JLL Technologies and LaSalle	16.3	109.0	21.2	112.9
Adjusted EBITDA	$246.3	225.1	$433.4	338.0
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	% Change	2024	% Change
Revenue:
At current period exchange rates	$5,628.7	11%	$10,753.2	10%
Impact of change in exchange rates	32.5	n/a	38.1	n/a
At comparative period exchange rates	$5,661.2	12%	$10,791.3	10%

Operating income:
At current period exchange rates	$152.4	2%	$266.6	60%
Impact of change in exchange rates	2.7	n/a	8.1	n/a
At comparative period exchange rates	$155.1	4%	$274.7	65%

Adjusted EBITDA:
At current period exchange rates	$246.3	9%	$433.4	28%
Impact of change in exchange rates	2.7	n/a	8.0	n/a
At comparative period exchange rates	$249.0	11%	$441.4	31%

Revenue
Revenue increased 12% compared with the prior-year quarter. Businesses with Resilient revenues continued to deliver strong revenue growth, collectively up 16%, highlighted by Workplace Management, within Work Dynamics, up 19%, and Property Management, within Markets Advisory, up 8%. Transactional-revenue businesses grew modestly, collectively up 5%. The growth in Transactional revenue was led by Project Management, within Work Dynamics, up 13% and Leasing, within Markets Advisory, up 5%. In addition, excluding the impact of non-cash MSR and mortgage banking derivative activity, Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, grew 4% for the quarter. These increases were meaningfully offset by the expected decline in LaSalle incentive fees, as the prior-year quarter had significant fees associated with the disposition of assets on behalf of clients.
For the first half of 2024, consolidated revenue was up 10% compared with 2023. The year-to-date drivers were consistent with the quarter-to-date drivers noted above.
The following highlights Revenue by segment, for the second quarter and first half of 2024 and 2023 ($ in millions). Refer to segment operating results for further detail.

Revenue by Segment
QTD
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$5,053
$1,025
$448
$3,375
$61
$144
$5,629
$1,079
$458
$3,933
$56
$103
Q2 2023
Q2 2024

Operating Expenses
Consolidated operating expenses were $5.5 billion for the second quarter, up 12% from the same period in 2023. Gross contract costs were $3.7 billion, up 18% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management, within Work Dynamics, and Property Management, within Markets Advisory. Platform operating expenses were $1.7 billion for the second quarter, a 2% increase from the prior-year quarter, primarily due to two discrete items in the second quarter: (i) $18.0 million of expense, within Capital Markets, associated with the August 2024 repurchase of a loan from Fannie Mae and (ii) a $12.2 million year-over-year increase in carried interest expense, within JLL Technologies, primarily as a result of the $10.0 million reduction in the prior-year quarter associated with investment equity losses. Outside of these discrete items, revenue-related expense growth was largely offset by the benefit of cost reduction actions largely executed in 2023 coupled with continued cost discipline, and a positive impact associated with the year-over-year timing of incentive compensation accruals.
For the second quarter of 2024, Restructuring and acquisition charges decreased slightly compared with the prior-year period, driven by net decreases to the fair value of future acquisition-related payments. Refer to the following table for detail on Restructuring and acquisition charges.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Severance and other employment-related charges	$7.2	5.8	$11.7	31.5
Restructuring, pre-acquisition and post-acquisition charges	6.4	6.6	14.1	16.6
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(2.1)	(0.6)	(12.6)	(0.6)
Restructuring and acquisition charges	$11.5	11.8	$13.2	47.5
While second-quarter Restructuring and acquisition charges were relatively flat compared with the prior-year quarter, there was a notable year-over-year decline for the first six months due to lower severance and other employment-related charges from cost-out actions and net decreases to the fair value of future acquisition-related payments.
Interest Expense
Interest expense, net of interest income, for the three and six months ended June 30, 2024 was $41.7 million and $72.2 million, respectively, compared with $40.5 million and $66.8 million in the prior-year periods. The increase in our effective interest rate was largely offset by lower average outstanding borrowings.
Equity (Losses) Earnings
The following details Equity (losses) earnings by relevant segment. In the prior-year quarter, the significant equity losses were largely attributable to valuation declines in two JLL Technologies investments. Refer to the segment discussions for additional details.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
JLL Technologies	$(9.0)	(103.9)	$(10.0)	(99.0)
LaSalle	(7.3)	(5.1)	(11.2)	(13.9)
Other	0.9	5.5	2.1	6.8
Equity losses	$(15.4)	(103.5)	$(19.1)	(106.1)
Income Taxes
The Income tax provision was $20.5 million and $36.4 million for the three and six months ended June 30, 2024, respectively, representing an effective tax rate ("ETR") of 19.5% for both periods. For the three months ended June 30, 2023, the income tax provision was $0.8 million, while the income tax benefit was $1.5 million for six months ended June 30, 2023, representing an ETR of 21.0%.

A number of countries in which we have a taxable presence have enacted legislation effective in 2024 inspired by the Organization for Economic Co-operation and Development (OECD) guidance for a global minimum tax rate of 15%, referred to as “Pillar Two” taxation. Such legislation enacted through March 31, 2024 did not have a material impact on our effective tax rate for the first half of 2024 and is not presently expected to have a material impact for the full year 2024.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $84.4 million for the three months ended June 30, 2024, compared with $2.5 million in the prior-year quarter. For the first half of 2024, net income attributable to common shareholders was $150.5 million, compared with a net loss of $6.7 million in 2023. Adjusted EBITDA was $246.3 million and $433.4 million for the second quarter and first half of 2024, compared with $225.1 million and $338.0 million in the respective prior-year periods. The growth in consolidated profit for the second quarter and first half of 2024 was primarily attributable to (i) higher revenues, particularly Resilient revenues as well as certain Transactional revenue streams like Leasing, within Markets Advisory, (ii) the benefit of cost reduction actions largely executed in 2023 coupled with continued cost discipline and (iii) a positive impact associated with the year-over-year timing of incentive compensation accruals. These positive profit drivers were partially offset by (i) $18.0 million of expense, within Capital Markets, associated with the August 2024 repurchase of a loan, (ii) a $12.2 million year-over-year increase in carried interest expense, within JLL Technologies, primarily as a result of the prior-year quarter's reduction in carried interest expense associated with investment equity losses and (iii) LaSalle segment performance, primarily due to expected lower incentive fees. In addition to the drivers described above, the increase in Net income attributable to common shareholders was the result of lower current-quarter equity losses related to JLL Technologies.
The following charts reflects the aggregation of segment Adjusted EBITDA for the second quarter and first half of 2024 and 2023.

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
Markets Advisory

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$619.1	591.4	27.7	5%	5%
Property Management	436.6	409.9	26.7	7	8
Advisory, Consulting and Other	23.1	24.1	(1.0)	(4)	(3)
Revenue	$1,078.8	1,025.4	53.4	5%	6%
Platform compensation and benefits	$543.4	546.4	(3.0)	(1)%	—%
Platform operating, administrative and other	92.1	93.3	(1.2)	(1)	—
Depreciation and amortization	17.4	17.4	—	—	1
Segment platform operating expenses	652.9	657.1	(4.2)	(1)	—
Gross contract costs	312.7	284.3	28.4	10	11
Segment operating expenses	$965.6	941.4	24.2	3%	3%
Equity losses	$—	(0.1)	0.1	100%	493%
Adjusted EBITDA	$129.6	99.4	30.2	30%	30%

Markets Advisory (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$1,116.4	1,078.4	38.0	4%	4%
Property Management	866.3	810.1	56.2	7	8
Advisory, Consulting and Other	46.2	43.3	2.9	7	7
Revenue	$2,028.9	1,931.8	97.1	5%	5%
Platform compensation and benefits	$1,005.9	1,007.4	(1.5)	—%	—%
Platform operating, administrative and other	179.0	186.9	(7.9)	(4)	(4)
Depreciation and amortization	34.8	34.5	0.3	1	2
Segment platform operating expenses	1,219.7	1,228.8	(9.1)	(1)	—
Gross contract costs	617.6	563.4	54.2	10	11
Segment operating expenses	$1,837.3	1,792.2	45.1	3%	3%
Equity earnings	$0.4	0.2	0.2	100%	131%
Adjusted EBITDA	$224.9	171.0	53.9	32%	31%
The quarter-to-date increase in Markets Advisory revenue was primarily driven by Leasing, which achieved growth in most geographies, most notably in the U.S., Greater China, India and Germany. The number of larger-scale deals, where JLL has historically had a greater presence, increased over the prior-year quarter and contributed to the quarter-to-date and year-to-date revenue growth. Second-quarter Leasing growth was led by the office sector, which saw increased deal size and transaction volumes, partially offset by industrial which had a decline in both deal size and volume. Year-to-date revenue growth was propelled by Property Management expansion in the Americas and Asia Pacific, including incremental revenue associated with pass-through expenses.
The net decreases in segment platform operating expenses for the quarter and first half of the year were due to the continued impact of cost management actions largely executed in 2023, offset by an increase in revenue-related variable compensation expense. Higher gross contract costs over the prior-year periods correlated with revenue growth, predominantly associated with Property Management.
The Adjusted EBITDA increases for the second quarter and first half of the year were predominantly driven by revenue growth and the benefit of cost management actions largely executed in 2023. In addition, the timing of incentive compensation accruals in the second quarter positively impacted year-over-year profit performance.

Capital Markets

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Equity & Debt Advisory	$320.3	319.5	0.8	—%	1%
Valuation Advisory & Other	95.8	89.5	6.3	7	8
Loan Servicing	41.5	39.0	2.5	6	6
Revenue	$457.6	448.0	9.6	2%	3%
Platform compensation and benefits	$341.1	335.4	5.7	2%	2%
Platform operating, administrative and other	83.3	69.2	14.1	20	21
Depreciation and amortization	17.3	16.2	1.1	7	7
Segment platform operating expenses	441.7	420.8	20.9	5	6
Gross contract costs	11.8	13.1	(1.3)	(10)	(9)
Segment operating expenses	$453.5	433.9	19.6	5%	5%
Equity earnings	$0.5	4.8	(4.3)	(90)%	(90)%
Net non-cash MSR and mortgage banking derivative activity	$(11.8)	(0.6)	(11.2)	n.m.	n.m.
Adjusted EBITDA	$33.8	36.0	(2.2)	(6)%	(8)%

Capital Markets (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Equity & Debt Advisory	$579.0	560.1	18.9	3%	4%
Valuation Advisory & Other	176.0	168.6	7.4	4	5
Loan Servicing	80.2	76.4	3.8	5	5
Revenue	$835.2	805.1	30.1	4%	4%
Platform compensation and benefits	$628.7	619.3	9.4	2%	2%
Platform operating, administrative and other	144.1	125.3	18.8	15	15
Depreciation and amortization	33.7	32.1	1.6	5	5
Segment platform operating expenses	806.5	776.7	29.8	4	4
Gross contract costs	25.4	22.4	3.0	13	15
Segment operating expenses	$831.9	799.1	32.8	4%	5%
Equity earnings	$0.6	5.4	(4.8)	(89)%	(89)%
Net non-cash MSR and mortgage banking derivative activity	$(20.8)	(2.4)	(18.4)	(767)%	(753)%
Adjusted EBITDA	$58.8	46.7	12.1	26%	27%
Capital Markets achieved broad-based revenue growth across all business lines despite residual macroeconomic headwinds, including interest rate uncertainty. Notably, for the quarter, Investment Sales, Debt/Equity Advisory and Other, excluding Net non-cash MSR, increased in the office, industrial and hotels sectors, and was geographically led by the UK, Australia and the U.S. For the first half of 2024, Japan contributed meaningfully to the growth. U.S. Investment Sales growth was up over 20%, notably outperforming the broader market for investment sales, which fell 3% according to JLL Research. Revenue growth in Investment Sales was largely offset by (i) the impact of net non-cash MSR and mortgage banking derivative activity, which was a headwind of $11.2 million for the second quarter ($18.4 million for the first half of the year), as well as (ii) a decline in Equity Advisory.
The increase in segment platform operating expenses for the second quarter and first half of 2024 was largely due to an $18.0 million impact associated with the August 2024 repurchase of a loan which JLL originated and then sold to Fannie Mae. This impact includes the amount of the repurchase price in excess of unpaid principal balance, for items such as unpaid interest, as well as current estimated losses associated with the repurchased loan, reflecting the current underlying value of the collateral. The net increase in operating expenses was also partially driven by higher variable compensation expense compared with the prior-year periods, as segment profit grew. The increase in variable compensation more than offset the impact of cost management actions largely executed in 2023.
The slight decline in second-quarter Adjusted EBITDA was attributable to the aforementioned negative impact associated with the repurchased loan, which overshadowed the revenue growth and the benefit associated with cost management actions described above. In addition, the lower equity earnings reflected a $4.6 million benefit in the prior-year quarter which, as expected, did not recur this year. On a year-to-date basis, revenue growth and continued cost discipline overcame the negative impact of the repurchased loan, with the segment achieving double-digit Adjusted EBITDA expansion.

Work Dynamics

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$3,021.1	2,553.4	467.7	18%	19%
Project Management	788.1	703.2	84.9	12	13
Portfolio Services and Other	124.1	118.0	6.1	5	5
Revenue	$3,933.3	3,374.6	558.7	17%	17%
Platform compensation and benefits	$333.8	321.0	12.8	4%	5%
Platform operating, administrative and other	116.0	101.2	14.8	15	15
Depreciation and amortization	20.8	19.9	0.9	5	5
Segment platform operating expenses	470.6	442.1	28.5	6	7
Gross contract costs	3,412.7	2,896.8	515.9	18	18
Segment operating expenses	$3,883.3	3,338.9	544.4	16%	17%
Equity earnings	$0.4	0.8	(0.4)	(50%)	(51)%
Adjusted EBITDA	$71.1	56.2	14.9	27%	26%

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$5,892.8	5,050.6	842.2	17%	17%
Project Management	1,444.5	1,379.5	65.0	5	5
Portfolio Services and Other	235.5	220.7	14.8	7	6
Revenue	$7,572.8	6,650.8	922.0	14%	14%
Platform compensation and benefits	$653.6	626.0	27.6	4%	5%
Platform operating, administrative and other	215.3	212.7	2.6	1	1
Depreciation and amortization	41.5	39.2	2.3	6	6
Segment platform operating expenses	910.4	877.9	32.5	4	4
Gross contract costs	6,583.3	5,731.0	852.3	15	15
Segment operating expenses	$7,493.7	6,608.9	884.8	13%	14%
Equity earnings	$1.1	1.2	(0.1)	(8%)	(8)%
Adjusted EBITDA	$122.0	81.9	40.1	49%	50%
For the second quarter and first half of the year, Work Dynamics revenue growth was led by continued strong performance in Workplace Management, as Americas contract wins and mandate expansions from 2023 onboarded. Project Management revenue grew over the prior-year periods, primarily in the Americas and Asia Pacific, where higher pass-through costs drove the increase in revenue.
The increases in segment operating expenses for the second quarter and first half of the year, compared with the prior-year periods, were primarily due to revenue-related expense growth, including gross contract costs, partially tempered by continued cost discipline and the timing of incentive compensation accruals.
The increase in Adjusted EBITDA for the second quarter and first half of 2024 was primarily attributable to the top-line performance described above, largely driven by Workplace Management, and continued cost discipline. In addition, the timing of incentive compensation accruals positively impacted year-over-year profit performance.

JLL Technologies

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$56.4	60.6	(4.2)	(7)%	(7)%
Platform compensation and benefits(1)	$53.5	45.3	8.2	18%	18%
Platform operating, administrative and other	12.4	12.5	(0.1)	(1)	(2)
Depreciation and amortization	4.8	4.1	0.7	17	16
Segment platform operating expenses	70.7	61.9	8.8	14	14
Gross contract costs	1.4	4.1	(2.7)	(66)	(65)
Segment operating expenses	$72.1	66.0	6.1	9%	9%
Adjusted EBITDA(2)	$(10.9)	(1.3)	(9.6)	(738)%	(704)%
Equity losses	$(9.0)	(103.9)	94.9	91%	91%

JLL Technologies (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$110.3	122.0	(11.7)	(10)%	(10)%
Platform compensation and benefits(1)	$100.8	106.6	(5.8)	(5)%	(6)%
Platform operating, administrative and other	22.9	27.2	(4.3)	(16)	(16)
Depreciation and amortization	9.3	8.0	1.3	16	16
Segment platform operating expenses	133.0	141.8	(8.8)	(6)	(6)
Gross contract costs	2.6	7.7	(5.1)	(66)	(66)
Segment operating expenses	$135.6	149.5	(13.9)	(9)%	(9)%
Adjusted EBITDA(2)	$(16.0)	(19.5)	3.5	18%	19%
Equity losses	$(10.0)	(99.0)	89.0	90%	90%
(1) Included in Platform compensation and benefits expense is carried interest expense of $2.2 million and $2.1 million for the three and six months ended June 30, 2024, and a reduction in carried interest expense of $10.0 million and $9.3 million for the three and six months ended June 30, 2023, related to Equity losses of the segment.
(2) Adjusted EBITDA excludes Equity losses for JLL Technologies.
The decline in JLL Technologies current-quarter and year-to-date revenue was partially due to lower contract signings over the last few quarters and delayed decisions on technology spend from existing solutions clients, which included certain contract renewals.
Segment operating expenses includes carried interest, which was a $10.0 million reduction to expense in the prior-year quarter ($9.3 million reduction to expense for the first half of 2023), versus incremental expense of $2.2 million this quarter (incremental expense of $2.1 million for the first half of 2024). Carried interest expense is associated with equity earnings/losses on certain investments within the JLL Technologies Spark Venture Funds and the reduction to expense in the prior year reflected notable equity losses on certain investments in 2023.
The increase in current-quarter platform operating expenses was driven by the impact of carried interest (an adverse swing of $12.2 million) described above; this increase was tempered by the reduction of certain expenses associated with cost management actions and improved operating efficiency over the trailing twelve months. For the first half of 2024, the aforementioned cost management actions over the trailing twelve months, coupled with ongoing cost discipline, more than offset the impact of carried interest (adverse change of $11.4 million).
Second-quarter Adjusted EBITDA contraction reflects lower revenue and the change in carried interest expense, as described above, which overshadowed cost management actions and improved operating efficiency over the trailing twelve months. For the first half of 2024, those cost management actions and improved operating efficiency drove margin improvement, as ongoing cost discipline outpaced the impact of carried interest and lower revenue.
Equity losses for the quarter and first half of the year resulted from current-quarter valuation declines in JLL Technologies' investments. The higher equity losses in 2023 were due to subsequent financing rounds at decreased per-share values and were predominantly driven by two investments for which we previously recognized significant equity earnings.

LaSalle

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$93.1	103.1	(10.0)	(10)%	(8)%
Transaction fees and other	6.9	5.0	1.9	38	39
Incentive fees	2.6	35.8	(33.2)	(93)	(92)
Revenue	$102.6	143.9	(41.3)	(29)%	(27)%
Platform compensation and benefits	$59.0	84.4	(25.4)	(30)%	(29)%
Platform operating, administrative and other	20.5	17.1	3.4	20	21
Depreciation and amortization	2.0	2.3	(0.3)	(13)	(10)
Segment platform operating expenses	81.5	103.8	(22.3)	(21)	(20)
Gross contract costs	8.8	7.5	1.3	17	16
Segment operating expenses	$90.3	111.3	(21.0)	(19)%	(18)%
Adjusted EBITDA(1)	$22.7	34.8	(12.1)	(35)%	(31)%
Equity losses	$(7.3)	(5.1)	(2.2)	(43)%	(42)%

LaSalle (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$185.4	203.6	(18.2)	(9)%	(8)%
Transaction fees and other	15.8	15.4	0.4	3	7
Incentive fees	4.8	39.3	(34.5)	(88)	(87)
Revenue	$206.0	258.3	(52.3)	(20)%	(19)%
Platform compensation and benefits	$120.3	153.3	(33.0)	(22)%	(21)%
Platform operating, administrative and other	33.4	32.3	1.1	3	4
Depreciation and amortization	4.0	3.6	0.4	11	11
Segment platform operating expenses	157.7	189.2	(31.5)	(17)	(16)
Gross contract costs	17.2	14.6	2.6	18	18
Segment operating expenses	$174.9	203.8	(28.9)	(14)%	(14)%
Adjusted EBITDA(1)	$43.7	57.9	(14.2)	(25)%	(20)%
Equity losses	$(11.2)	(13.9)	2.7	19%	21%
(1) Adjusted EBITDA excludes Equity losses for LaSalle.
For the second quarter and first half of the year, LaSalle’s decrease in revenue was primarily due to the expected decline in incentive fees compared with 2023. Advisory fees also declined, attributable to lower assets under management ("AUM"), as detailed below, and lower fees in Europe as a result of structural changes to a lower-margin business, as discussed in the first quarter.
The decrease in operating expenses for the second quarter and half year were largely driven by lower variable compensation accruals in 2024 as well as cost management actions largely executed in 2023.
The Adjusted EBITDA contraction over the prior-year quarter and first half of 2023 was driven by lower revenues and a few discrete, individually immaterial items, partially offset by (i) the operating expense reductions described above and (ii) an $8.2 million gain recognized following the purchase of a controlling interest in a LaSalle-managed fund.
As of June 30, 2024, LaSalle had $86.6 billion of AUM. Compared with AUM of $93.2 billion as of June 30, 2023, the AUM as of June 30, 2024, decreased 7% in USD (5% in local currency). The net decrease in AUM over the trailing twelve months resulted from (i) $4.3 billion of dispositions and withdrawals, (ii) $4.2 billion of net valuation decreases, (iii) $1.8 billion of foreign currency decreases, and (iv) a $0.2 billion decrease in uncalled committed capital and cash held, partially offset by (v) $3.9 billion of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt.
Cash Flows from Operating Activities
Operating activities used $403.6 million of cash in the first six months of 2024, compared with $479.3 million of cash used in operating activities during the same period in 2023. The year-over-year higher cash inflow was primarily driven by improved business performance, partially offset by the timing of corporate tax payments.
Cash Flows from Investing Activities
We used $154.1 million of cash for investing activities during the first six months of 2024, compared with $160.7 million used during the same period in 2023. The net decrease was driven by lower net capital contributions to investments and lower net capital additions, partially offset by higher cash paid for acquisitions. We discuss these drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $566.6 million of cash during the first six months of 2024, compared with $503.9 million provided during the same period in 2023. In the second quarter of 2023, we notably enhanced efforts to centrally pool available cash from across JLL to pay down our Facility. While we have continued this effort, subsequent quarters identified less new cash to centralize, as expected, and incremental pay-downs have generally plateaued. Therefore, the impact on financing cash flows was most impactful in the prior-year quarter. The resulting increase in year-over-year net borrowings (driven by lower quarter-end repayments) was partially offset by higher share repurchase activity, as detailed below.
Debt
Our $3.3 billion Facility matures on November 3, 2028 and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, and Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) are presented below.

(in millions)	June 30, 2024	December 31, 2023
Outstanding borrowings under the Facility	$1,275.0	625.0
Short-term borrowings	126.2	147.9
In addition to our Facility, we had the capacity to borrow up to $53.8 million under local overdraft facilities as of June 30, 2024.
The following table provides additional information on our Facility and Uncommitted Facility, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Average outstanding borrowings	$1,705.8	2,315.8	$1,381.3	2,019.5
Average effective interest rate	6.2%	5.9%	6.2%	5.7%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
On June 27, 2024, we established a commercial paper program (the “Program”) in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time. Payment of the Program notes will be fully and unconditionally guaranteed on an unsecured and unsubordinated basis. We intend to use net proceeds of the Program for general corporate purposes, including the repayment of outstanding borrowings under the Facility.
Notes issued under the Program will be sold under customary market terms in the U.S. commercial paper market at par less a discount representing an interest factor or, if interest bearing, at par. The maturities of the Program notes may vary but may not exceed 397 days from the date of issuance. The Program notes and guarantee of payment thereof will rank pari passu with all other unsecured and unsubordinated indebtedness. As of the end of June 30, 2024, we have not issued any notes under the Program.
Refer to Note 9, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.
Investment Activity
As of June 30, 2024, we had a carrying value of $819.7 million in Investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the first six months ended June 30, 2024 and 2023, funding of investments exceeded return of capital by $31.4 million and $53.5 million, respectively. We expect continued investment activity by both JLL Technologies and LaSalle.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the six months ended June 30, 2024 and 2023 were $81.4 million and $88.2 million, respectively. Our capital expenditures in 2024 were primarily for purchased/developed software and leasehold improvements.
Business Acquisitions
During the six months ended June 30, 2024, we paid $44.2 million for business acquisitions. This included $39.3 million of payments relating to acquisitions in 2024 and $4.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flow from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $13.9 million as of June 30, 2024. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2024, we had the potential to make earn-out payments for a maximum of $113.6 million on 13 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total number of shares repurchased (in 000's)	103.7	139.3	214.4	139.3
Total paid for shares repurchased	$20.1	20.0	$40.2	20.0
As of June 30, 2024, $1,053.4 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2024, and December 31, 2023, we had total Cash and cash equivalents of $424.4 million and $410.0 million, respectively, of which approximately $326.7 million and $310.1 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both June 30, 2024, and December 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2024 on our variable-rate debt, our results would reflect an incremental $3.5 million of interest expense for the six months ended June 30, 2024.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2024	2023
British pound	8%	8%
Euro	6	7
Australian dollar	5	5
Other(1)	20	21
Revenue exposed to foreign exchange rates	39%	41%
United States dollar	61	59
Total revenue	100%	100%
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. See Note 8, Fair Value Measurements, in the Notes to the Consolidated Financial Statements for further discussion of our forward contracts.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, for a detailed discussion of our risk factors. Other than the additional risk factor noted below, there have been no material changes in our risk factors.
WITH RESPECT TO LOANS WE ORIGINATE AND SERVICE, WE FACE THE RISK OF POTENTIAL BREACHES OF REPRESENTATIONS AND WARRANTIES WHICH MAY HAVE A MATERIAL IMPACT ON OUR BUSINESS.
Our loan origination and servicing activities include participating in the Fannie Mae Delegated Underwriting and Servicing (DUS) and Freddie Mac Optigo loan programs, among others, which require us to provide representations and warranties regarding the loans we originate. These representations and warranties relate to various aspects such as the accuracy of information provided, compliance with underwriting and eligibility requirements, and adherence to program guidelines.
There is a risk that representations and warranties in connection with these programs may be breached, either inadvertently or due to unforeseen circumstances. Underlying reasons for such breaches may include inaccurate, incomplete or fraudulent information provided by borrowers or third parties, errors in documentation, changes in program guidelines, or changes in the regulatory environment.
If a breach of representations and warranties occurs in loans originated or serviced by us, we may be exposed to various risks, including: contractual obligations to repurchase loans (inclusive of the outstanding principal amount of the loan, accrued interest, and associated expenses) resulting in financial losses; obligations to indemnify for losses or, for loans originated under the DUS program, increase the loss-sharing; legal actions or regulatory or other penalties imposed by Fannie Mae, Freddie Mac, or other governing bodies that could result in reputational damage, financial penalties, increased compliance requirements, or restrictions on our ability to participate in future loan programs; and other outcomes that could result in financial losses or impairment of assets, impacting our financial performance, profitability, and cash flows.
Given the inherent risks associated with loan origination and servicing activities, particularly in highly-regulated programs such as Fannie Mae DUS and Freddie Mac Optigo, we maintain underwriting and due diligence processes, compliance procedures, and risk mitigation measures to minimize the likelihood of breaches, though such measures may not always be fully effective in mitigating all risks, especially in the case of breaches tied to the actions of borrowers or third parties, from whom recovery may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2024 - April 30, 2024	36,353	$184.30	36,353
May 1, 2024 - May 31, 2024	37,099	$195.71	37,099
June 1, 2024 - June 30, 2024	30,249	$202.95	30,249	$1,053.4
Total	103,701		103,701
Item 5. Other Information
During the quarter ended June 30, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.
Departure of Certain Officers
On August 6, 2024, we announced the departure of Yishai Lerner, Co-CEO of JLL Technologies, from the Company. Effective October 2, 2024, Mr. Lerner’s employment with the Company will be terminated and Mr. Lerner will no longer serve as Co-CEO of JLL Technologies, as a member of the Global Executive Board, or as an officer or director of JLL Spark or any of its portfolio companies. A copy of Mr. Lerner’s separation agreement is attached as Exhibit 10.2.
The departure of Mr. Lerner is not the result of any disagreement with the Company on any matter related to its operations, policies, or practices.
Following Mr. Lerner’s departure from the Company, Mr. Mihir Shah, currently Co-CEO of JLL Technologies and JLL Spark, will serve as the CEO of JLL Technologies and JLL Spark.
Mr. Lerner’s departure does not impact the Company’s commitment to executing on its business plans for the JLL Technologies business, meeting customer needs, and driving sustainable growth and financial performance.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Amendment No. 6 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of July 3, 2024

10.2*	Letter Agreement dated July 31, 2024, between Jones Lang LaSalle Inc. and Yishai Lerner

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2024.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)