Form 10-Q
period 2024-09-30
JONES LANG LASALLE INC
filed 2024-11-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on November 1, 2024 was 47,444,666.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$437.8	410.0
Trade receivables, net of allowance of $79.1 and $70.7	1,998.5	2,095.8
Notes and other receivables	414.6	446.4
Reimbursable receivables	2,535.4	2,321.7
Warehouse receivables	2,055.9	677.4
Short-term contract assets, net of allowance of $1.5 and $1.6	327.3	338.3
Prepaid and other	637.2	567.4
Total current assets	8,406.7	6,857.0
Property and equipment, net of accumulated depreciation of $1,157.4 and $1,039.1	599.3	613.9
Operating lease right-of-use assets	746.8	730.9
Goodwill	4,667.2	4,587.4
Identified intangibles, net of accumulated amortization of $661.0 and $563.0	721.1	785.0
Investments, including $795.5 and $740.8 at fair value	866.5	816.6
Long-term receivables	390.9	363.8
Deferred tax assets, net	525.9	497.4
Deferred compensation plan	672.2	604.3
Other	220.6	208.5
Total assets	$17,817.2	16,064.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,162.0	1,406.7
Reimbursable payables	1,846.8	1,796.9
Accrued compensation and benefits	1,366.4	1,698.3
Short-term borrowings	99.6	147.9
Commercial paper, net of debt issuance costs of $2.0 and $—	798.0	—
Short-term contract liabilities and deferred income	200.1	226.4
Warehouse facilities	2,053.1	662.7
Short-term operating lease liabilities	162.8	161.9
Other	339.2	345.3
Total current liabilities	8,028.0	6,446.1
Credit facility, net of debt issuance costs of $12.2 and $14.4	332.8	610.6
Long-term debt, net of debt issuance costs of $6.8 and $8.1	783.7	779.3
Deferred tax liabilities, net	41.6	44.8
Deferred compensation	653.0	580.0
Long-term operating lease liabilities	783.1	754.5
Other	426.0	439.6
Total liabilities	11,048.2	9,654.9
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,471,625 and 47,509,750 outstanding	0.5	0.5
Additional paid-in capital	2,020.8	2,019.7
Retained earnings	6,094.6	5,795.6
Treasury stock, at cost, 4,648,923 and 4,610,798 shares	(921.8)	(920.1)
Shares held in trust	(12.1)	(10.4)
Accumulated other comprehensive loss	(535.1)	(591.5)
Total Company shareholders’ equity	6,646.9	6,293.8
Noncontrolling interest	122.1	116.1
Total equity	6,769.0	6,409.9
Total liabilities and equity	$17,817.2	16,064.8
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$5,868.8	5,111.4	$16,622.0	14,879.4
Operating expenses:
Compensation and benefits	$2,854.6	2,434.6	$7,869.4	7,104.6
Operating, administrative and other	2,729.2	2,467.0	8,064.5	7,233.1
Depreciation and amortization	65.5	59.1	188.8	176.5
Restructuring and acquisition charges	(8.8)	31.6	4.4	79.1
Total operating expenses	$5,640.5	4,992.3	$16,127.1	14,593.3
Operating income	$228.3	119.1	$494.9	286.1
Interest expense, net of interest income	38.1	37.1	110.3	103.9
Equity losses	(0.9)	(11.2)	(20.0)	(117.3)
Other income	2.9	3.0	14.1	1.9
Income before income taxes and noncontrolling interest	192.2	73.8	378.7	66.8
Income tax provision	37.4	14.5	73.8	13.0
Net income	154.8	59.3	304.9	53.8
Net (loss) income attributable to noncontrolling interest	(0.3)	(0.4)	(0.7)	0.8
Net income attributable to common shareholders	$155.1	59.7	$305.6	53.0
Basic earnings per common share	$3.26	1.25	$6.43	1.11
Basic weighted average shares outstanding (in 000's)	47,505	47,662	47,506	47,655
Diluted earnings per common share	$3.20	1.23	$6.32	1.10
Diluted weighted average shares outstanding (in 000's)	48,497	48,394	48,355	48,317
Net income attributable to common shareholders	$155.1	59.7	$305.6	53.0
Change in pension liabilities, net of tax	—	—	0.3	(1.1)
Foreign currency translation adjustments	115.9	(60.0)	56.1	(22.1)
Comprehensive income (loss) attributable to common shareholders	$271.0	(0.3)	$362.0	29.8
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income (loss)	—	—	—	66.1	—	—	—	(0.5)	65.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	132,118	—	(55.1)	(4.1)	—	38.9	—	—	(20.3)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(144,523)	—	—	—	—	(20.0)	—	—	(20.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	(37.7)	—	(37.7)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
March 31, 2024	47,497,345	$0.5	1,975.8	5,857.6	(10.3)	(901.2)	(628.9)	114.1	$6,407.6
Net income	—	—	—	84.4	—	—	—	0.1	84.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	103,674	—	(8.2)	(0.1)	—	8.0	—	—	(0.3)
Stock-based compensation	—	—	45.7	—	—	—	—	—	45.7
Shares held in trust	—	—	—	—	(1.6)	—	—	—	(1.6)
Repurchase of common stock	(103,714)	—	—	—	—	(20.4)	—	—	(20.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(22.1)	—	(22.1)
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	4.9	4.9
June 30, 2024	47,497,305	$0.5	2,013.3	5,941.9	(11.9)	(913.6)	(651.0)	119.1	$6,498.3
Net income (loss)	—	—	—	155.1	—	—	—	(0.3)	154.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	59,771	—	(14.5)	(2.4)	—	11.8	—	—	(5.1)
Stock-based compensation	—	—	22.0	—	—	—	—	—	22.0
Shares held in trust	—	—	—	—	(0.2)	—	—	—	(0.2)
Repurchase of common stock	(85,451)	—	—	—	—	(20.0)	—	—	(20.0)
Foreign currency translation adjustments	—	—	—	—	—	—	115.9	—	115.9
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	3.3	3.3
September 30, 2024	47,471,625	$0.5	2,020.8	6,094.6	(12.1)	(921.8)	(535.1)	122.1	$6,769.0
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Company Shareholders' Equity
	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net (loss) income	—	—	—	(9.2)	—	—	—	0.5	(8.7)
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	101,446	—	(58.0)	(14.5)	—	51.1	—	—	(21.4)
Stock-based compensation	—	—	16.7	—	—	—	—	—	16.7
Foreign currency translation adjustments	—	—	—	—	—	—	26.8	—	26.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.7)	(0.7)
March 31, 2023	47,609,204	$0.5	1,981.3	5,566.7	(9.8)	(883.5)	(621.4)	121.4	$6,155.2
Net income(3)	—	—	—	2.5	—	—	—	0.6	3.1
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	184,068	—	(2.3)	(1.6)	—	7.2	—	—	3.3
Stock-based compensation	—	—	36.3	—	—	—	—	—	36.3
Shares held in trust	—	—	—	—	(1.8)	—	—	—	(1.8)
Repurchase of common stock	(72,322)	—	—	—	—	(19.5)	—	—	(19.5)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(1.1)	—	(1.1)
Foreign currency translation adjustments	—	—	—	—	—	—	11.1	—	11.1
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.8)	(1.8)
June 30, 2023	47,720,950	$0.5	2,015.3	5,567.6	(11.6)	(895.8)	(611.4)	120.2	$6,184.8
Net income (loss)(3)	—	—	—	59.7	—	—	—	(0.1)	59.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	41,415	—	(12.3)	(2.8)	—	8.5	—	—	(6.6)
Stock-based compensation	—	—	6.5	—	—	—	—	—	6.5
Shares held in trust	—	—	—	—	0.2	—	—	—	0.2
Repurchase of common stock	(150,160)	—	—	—	—	(19.9)	—	—	(19.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(60.0)	—	(60.0)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.7)	(1.7)
September 30, 2023	47,612,205	$0.5	2,009.5	5,624.5	(11.4)	(907.2)	(671.4)	118.4	$6,162.9
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net (loss) income attributable to redeemable noncontrolling interest of $(0.3) million and $0.1 million for the three months ended September 30, 2023 and June 30, 2023, respectively.

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2024	2023
Cash flows from operating activities:
Net income	$304.9	53.8
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	188.8	176.5
Equity losses	20.0	117.3
Net loss on dispositions	—	0.5
Distributions of earnings from investments	10.7	8.2
Provision for loss on receivables and other assets	34.7	21.7
Amortization of stock-based compensation	78.9	59.5
Net non-cash mortgage servicing rights and mortgage banking derivative activity	25.9	9.5
Accretion of interest and amortization of debt issuance costs	4.1	3.1
Other, net	(5.2)	15.4
Change in:
Receivables	59.7	158.1
Reimbursable receivables and reimbursable payables	(160.0)	(110.7)
Prepaid expenses and other assets	(105.0)	(32.0)
Income taxes receivable, payable and deferred	(172.0)	(114.0)
Accounts payable, accrued liabilities and other liabilities	(100.1)	(91.7)
Accrued compensation (including net deferred compensation)	(327.4)	(428.8)
Net cash used in operating activities	(142.0)	(153.6)
Cash flows from investing activities:
Net capital additions – property and equipment	(126.3)	(137.7)
Business acquisitions, net of cash acquired	(40.8)	(13.6)
Capital contributions to investments	(69.2)	(86.8)
Distributions of capital from investments	14.3	21.5
Acquisition of controlling interest, net of cash acquired	3.7	—
Other, net	(0.7)	(3.8)
Net cash used in investing activities	(219.0)	(220.4)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	6,029.0	5,969.0
Repayments of borrowings under credit facility	(6,309.0)	(5,594.0)
Proceeds from issuance of commercial paper	800.0	—
Net repayments of short-term borrowings	(73.0)	(46.4)
Payments of deferred business acquisition obligations and earn-outs	(5.1)	(22.6)
Repurchase of common stock	(60.4)	(39.4)
Noncontrolling interest contributions (distributions), net	2.1	(4.2)
Other, net	(34.6)	(31.2)
Net cash provided by financing activities	349.0	231.2
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(9.6)
Net change in cash, cash equivalents and restricted cash	(13.8)	(152.4)
Cash, cash equivalents and restricted cash, beginning of the period	663.4	746.0
Cash, cash equivalents and restricted cash, end of the period	$649.6	593.6
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$253.4	226.7
Restricted cash, end of period	211.8	204.1
Cash paid during the period for:
Interest	$105.4	105.6
Income taxes, net of refunds	243.4	126.4
Operating leases	149.0	146.4
Non-cash activities:
Business acquisitions (including contingent consideration)	$13.5	—
Deferred business acquisition obligations	5.9	—
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
Our Consolidated Financial Statements as of September 30, 2024, and for the periods ended September 30, 2024 and 2023, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods. As discussed within our 2023 Annual Report on Form 10-K, specific to our Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows, we have made certain presentation changes and recast prior-period information to conform with the current presentation.
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

2.NEW ACCOUNTING STANDARDS
Recently issued accounting guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The FASB issued the ASU in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in additional disclosures related to each reportable segment but will not have any material impact on our consolidated operating results or financial position.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue excluded from scope of ASC Topic 606	$82.5	68.1	$217.3	211.5

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

(in millions)	September 30, 2024	December 31, 2023
Contract assets, gross	$384.5	402.3
Contract asset allowance	(3.8)	(1.8)
Contract assets, net	$380.7	400.5

Contract liabilities	$145.9	166.2
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations represented less than 5% of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and LaSalle contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for JLL Technologies and LaSalle, (v) credit losses on convertible note investments, (vi) net non-cash MSR and mortgage banking derivative activity, (vii) Interest expense, net of interest income, (viii) Income tax provision and (ix) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
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

Summarized financial information by business segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Markets Advisory
Leasing	$665.4	547.7	$1,781.8	1,626.1
Property Management	452.3	419.2	1,318.6	1,229.3
Advisory, Consulting and Other	26.1	25.5	72.3	68.8
Revenue	$1,143.8	992.4	$3,172.7	2,924.2
Depreciation and amortization(1)	$16.3	15.9	$49.2	48.5
Equity earnings	$0.1	0.1	$0.5	0.3
Adjusted EBITDA	$151.9	85.1	$376.8	256.1

Capital Markets
Investment Sales, Debt/Equity Advisory and Other	$371.8	310.2	$950.8	870.3
Value and Risk Advisory	86.0	87.5	262.0	256.1
Loan Servicing	41.0	38.1	121.2	114.5
Revenue	$498.8	435.8	$1,334.0	1,240.9
Depreciation and amortization	$16.6	16.4	$50.3	48.5
Equity earnings	$0.2	0.7	$0.8	6.1
Adjusted EBITDA	$65.7	50.3	$124.5	97.0

Work Dynamics
Workplace Management	$3,164.6	2,637.1	$9,057.4	7,687.7
Project Management	771.3	747.0	2,215.8	2,126.5
Portfolio Services and Other	132.3	130.1	367.8	350.8
Revenue	$4,068.2	3,514.2	$11,641.0	10,165.0
Depreciation and amortization	$24.8	19.7	$66.3	58.9
Equity earnings	$1.0	0.1	$2.1	1.3
Adjusted EBITDA	$74.3	61.6	$196.3	143.5

JLL Technologies
Revenue	$56.7	58.9	$167.0	180.9
Depreciation and amortization	$4.9	3.9	$14.2	11.9
Adjusted EBITDA(2)	$(7.8)	(5.7)	$(23.8)	(25.2)
Equity earnings (losses)	$11.6	(3.0)	$1.6	(102.0)

LaSalle
Advisory fees	$92.7	102.7	$278.1	306.3
Transaction fees and other	8.6	7.4	24.4	22.8
Incentive fees	—	—	4.8	39.3
Revenue	$101.3	110.1	$307.3	368.4
Depreciation and amortization	$1.9	2.2	$5.9	5.8
Adjusted EBITDA(2)	$14.0	26.0	$57.7	83.9
Equity losses	$(13.8)	(9.1)	$(25.0)	(23.0)
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
(2) JLL Technologies and LaSalle Adjusted EBITDA excludes Equity earnings/losses.

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA - Markets Advisory	$151.9	85.1	$376.8	256.1
Adjusted EBITDA - Capital Markets	65.7	50.3	124.5	97.0
Adjusted EBITDA - Work Dynamics	74.3	61.6	196.3	143.5
Adjusted EBITDA - JLL Technologies	(7.8)	(5.7)	(23.8)	(25.2)
Adjusted EBITDA - LaSalle	14.0	26.0	57.7	83.9
Adjusted EBITDA - Consolidated	$298.1	217.3	$731.5	555.3
Adjustments:
Restructuring and acquisition charges	$8.8	(31.6)	$(4.4)	(79.1)
Net gain (loss) on disposition	—	1.3	—	(0.5)
Interest on employee loans, net of forgiveness	1.8	1.6	4.1	2.3
Equity earnings (losses) - JLL Technologies and LaSalle	(2.2)	(12.1)	(23.4)	(125.0)
Credit losses on convertible note investments	(6.3)	—	(6.3)	—
Net non-cash MSR and mortgage banking derivative activity	(5.1)	(7.1)	(25.9)	(9.5)
Interest expense, net of interest income	(38.1)	(37.1)	(110.3)	(103.9)
Income tax provision	(37.4)	(14.5)	(73.8)	(13.0)
Depreciation and amortization(1)	(64.5)	(58.1)	(185.9)	(173.6)
Net income attributable to common shareholders	$155.1	59.7	$305.6	53.0
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2024 Business Combinations Activity
During the nine months ended September 30, 2024, we completed one strategic acquisition. This strategic acquisition is presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Segment
SKAE Power Solutions (SKAE)	Q2	United States	Work Dynamics
Aggregate terms of our acquisitions included: (i) cash paid at closing of $40.8 million, (ii) guaranteed deferred consideration of $5.9 million and (iii) contingent earn-out consideration of $13.5 million, payable upon satisfaction of certain performance conditions and which we have initially recorded at their respective acquisition date fair value.
A preliminary allocation of purchase consideration resulted in (i) goodwill of $43.8 million, (ii) identifiable intangibles of $15.5 million and (iii) other net assets (acquired assets less assumed liabilities) of $0.9 million. As of September 30, 2024, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
During the nine months ended September 30, 2024 and 2023, we paid $5.1 million and $22.8 million, respectively, for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.

Earn-Out Payments

($ in millions)	September 30, 2024	December 31, 2023
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	13	14
Maximum earn-out payments (undiscounted)	$108.9	100.0
Short-term earn-out liabilities (fair value)(1)	11.3	12.0
Long-term earn-out liabilities (fair value)(1)	23.9	45.5
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 8, Fair Value Measurements, and Note 11, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2024 consisted of: (i) goodwill of $4,667.2 million, (ii) identifiable intangibles of $671.2 million amortized over their remaining finite useful lives and (iii) $49.9 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2023	$1,759.3	1,986.4	537.7	247.7	56.3	$4,587.4
Additions, net of adjustments	—	3.4	40.4	—	—	43.8
Impact of exchange rate movements	14.5	16.3	4.4	—	0.8	36.0
Balance as of September 30, 2024	$1,773.8	2,006.1	582.5	247.7	57.1	$4,667.2

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	18.7	—	—	—	18.7
Dispositions	(0.4)	(0.2)	—	—	—	(0.6)
Impact of exchange rate movements	(1.7)	(2.0)	(0.5)	(0.1)	—	(4.3)
Balance as of September 30, 2023	$1,740.8	1,965.7	532.1	247.6	55.6	$4,541.8

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2023	$801.8	546.2	$1,348.0
Additions, net of adjustments	52.0	15.5	67.5
Adjustment for fully amortized intangibles	(25.3)	(9.9)	(35.2)
Impact of exchange rate movements	—	1.8	1.8
Balance as of September 30, 2024	$828.5	553.6	$1,382.1

Accumulated Amortization
Balance as of December 31, 2023	$(309.8)	(253.2)	$(563.0)
Amortization expense, net(1)	(82.6)	(49.5)	(132.1)
Adjustment for fully amortized intangibles	25.3	9.9	35.2
Impact of exchange rate movements	—	(1.1)	(1.1)
Balance as of September 30, 2024	$(367.1)	(293.9)	$(661.0)

Net book value as of September 30, 2024	$461.4	259.7	$721.1
(1) Included in this amount for MSRs was $6.0 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments	72.5	5.8	78.3
Adjustment for fully amortized intangibles	(25.7)	(20.3)	(46.0)
Impact of exchange rate movements	—	(1.0)	(1.0)
Balance as of September 30, 2023	$794.1	541.5	$1,335.6

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization expense, net(1)	(80.1)	(52.8)	(132.9)
Adjustment for fully amortized intangibles	25.7	20.3	46.0
Impact of exchange rate movements	—	0.3	0.3
Balance as of September 30, 2023	$(296.6)	(235.8)	$(532.4)

Net book value as of September 30, 2023	$497.5	305.7	$803.2
(1) Included in this amount for MSRs was $8.4 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

6.INVESTMENTS
Summarized investment balances as of September 30, 2024 and December 31, 2023 are presented in the following table.

(in millions)	September 30, 2024	December 31, 2023
JLL Technologies investments	$423.4	397.6
LaSalle co-investments	411.0	388.3
Other investments	32.1	30.7
Total	$866.5	816.6
Our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds, while our LaSalle co-investments are, primarily, direct investments in 47 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $233.0 million and $10.5 million as of September 30, 2024 for our LaSalle Investment Management business and JLL Technologies, respectively. LaSalle Investment Management’s potential unfunded commitments decline in 2024 was primarily due to the legal release of a $60.3 million remaining unfunded commitment in a specific underlying fund.
Impairment
There were no significant other-than-temporary impairment charges on investments for the nine months ended September 30, 2024 and 2023.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.

(in millions)	2024	2023
Fair value investments as of January 1,	$740.8	794.9
Investments(1)	80.6	141.1
Distributions	(17.3)	(20.2)
Change in fair value, net	(10.7)	(121.8)
Foreign currency translation adjustments, net	2.1	(1.2)
Fair value investments as of September 30,	$795.5	792.8
(1) Included in this caption are Notes receivable, inclusive of accrued interest, which converted to unconsolidated equity investments; these amounts were $8.4 million and $66.9 million for the nine months ended September 30, 2024 and 2023, respectively.
See Note 8, Fair Value Measurements, for additional discussion of our investments reported at fair value.

7.STOCK-BASED COMPENSATION
Stock Unit Awards
Restricted stock unit ("RSU") and performance stock unit ("PSU") awards activity is presented in the following tables.

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2024	1,098.1	511.4	1,609.5	$180.52
Granted	81.3	—	81.3	246.99
Vested	(83.0)	—	(83.0)	181.41
Forfeited	(14.3)	(1.8)	(16.1)	179.09
Unvested as of September 30, 2024	1,082.1	509.6	1,591.7	$184.62

Unvested as of June 30, 2023	1,003.4	463.6	1,467.0	$174.54
Granted	175.3	2.4	177.7	165.96
Vested	(66.4)	—	(66.4)	145.97
Forfeited	(39.6)	(4.2)	(43.8)	176.43
Unvested as of September 30, 2023	1,072.7	461.8	1,534.5	$174.73

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	990.1	458.1	1,448.2	$175.07
Granted	453.7	168.8	622.5	205.79
Vested	(315.9)	(109.0)	(424.9)	184.44
Forfeited	(45.8)	(8.3)	(54.1)	174.50
Unvested as of September 30, 2024	1,082.1	509.6	1,591.7	$184.62

Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78
Granted	520.5	185.2	705.7	143.64
Vested	(227.1)	(257.2)	(484.3)	120.53
Forfeited	(62.0)	(33.2)	(95.2)	161.55
Unvested as of September 30, 2023	1,072.7	461.8	1,534.5	$174.73
As of September 30, 2024, we had $107.2 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we expect to be recognized over a weighted average period of 1.4 years.
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

Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Commercial paper, Short-term borrowings, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility, Commercial paper and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt are presented in the following table.

(in millions)	September 30, 2024	December 31, 2023
Long-term debt, fair value	$817.3	798.1
Long-term debt, carrying value, net of debt issuance costs	783.7	779.3
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2024 and December 31, 2023, investments at fair value using NAV were $368.3 million and $321.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2024			December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$48.4	—	378.8	51.7	—	367.3
Foreign currency forward contracts receivable	—	11.9	—	—	12.5	—
Warehouse receivables	—	2,055.9	—	—	677.4	—
Deferred compensation plan assets	—	672.2	—	—	604.3	—
Mortgage banking derivative assets	—	—	126.8	—	—	128.0
Total assets at fair value	$48.4	2,740.0	505.6	51.7	1,294.2	495.3
Liabilities
Foreign currency forward contracts payable	$—	9.1	—	—	8.8	—
Deferred compensation plan liabilities	—	645.9	—	—	576.1	—
Earn-out liabilities	—	—	35.2	—	—	57.5
Mortgage banking derivative liabilities	—	—	101.1	—	—	117.7
Total liabilities at fair value	$—	655.0	136.3	—	584.9	175.2
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

(in billions)	September 30, 2024	December 31, 2023
Foreign currency forward contracts, gross notional value	$2.30	2.07
Foreign currency forward contracts, net basis	0.86	1.21

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	September 30, 2024	December 31, 2023
Net asset, receivable positions	$11.9	15.2
Net asset, payable positions	—	(2.7)
Foreign currency forward contracts receivable	$11.9	12.5

Net liability, receivable positions	$(3.0)	(3.2)
Net liability, payable positions	12.1	12.0
Foreign currency forward contracts payable	$9.1	8.8
Warehouse Receivables
As of September 30, 2024 and December 31, 2023, all of our Warehouse receivables were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program.
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

(in millions)	September 30, 2024	December 31, 2023
Deferred compensation plan assets	$672.2	604.3
Long-term deferred compensation plan liabilities	645.9	576.1
Shares held in trust	12.1	10.4
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. See Note 5, Business Combinations, Goodwill and Other Intangible Assets, for additional discussion of our Earn-out liabilities.
Mortgage Banking Derivatives
Both our interest rate lock commitments to prospective borrowers and forward sale contracts with prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to nonperformance risk. Although non-performance risk does not currently have a material impact, an increase in nonperformance risk assumptions would result in a lower fair value measurement.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of June 30, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of September 30, 2024
Investments	$367.8	9.5	1.5	—	—	$378.8
Mortgage banking derivative assets and liabilities, net	31.7	17.3	—	32.8	(56.1)	25.7
Earn-out liabilities	53.7	(20.9)	0.2	2.4	(0.2)	35.2

(in millions)	Balance as of June 30, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in(2)	Balance as of September 30, 2023
Investments	$438.1	(2.0)	(1.0)	0.5	—	3.1	$438.7
Mortgage banking derivative assets and liabilities, net	59.1	18.0	—	25.3	(71.5)	—	30.9
Earn-out liabilities	64.3	0.1	(0.1)	—	(0.1)	—	64.2

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of September 30, 2024
Investments	$367.3	(0.9)	1.2	2.8	—	8.4	$378.8
Mortgage banking derivative assets and liabilities, net	10.3	45.5	—	78.9	(109.0)	—	25.7
Earn-out liabilities	57.5	(33.5)	0.2	13.4	(2.2)	(0.2)	35.2

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in(2)	Balance as of September 30, 2023
Investments	$452.0	(101.0)	0.2	20.6	—	66.9	$438.7
Mortgage banking derivative assets and liabilities, net	20.7	56.9	—	93.8	(140.5)	—	30.9
Earn-out liabilities	73.2	(0.5)	0.1	—	(8.6)	—	64.2
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
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the nine months ended September 30, 2024 or 2023. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.

9.DEBT
Debt is composed of the following obligations.

($ in millions)	September 30, 2024	December 31, 2023
Short-term debt:
Local overdraft facilities	$22.5	13.4
Other short-term borrowings	77.1	134.5
Commercial paper, net of debt issuance costs of $2.0 and $—	798.0	—
Total short-term debt, net of debt issuance costs	$897.6	147.9
Credit facility, net of debt issuance costs of $12.2 and $14.4	332.8	610.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.3 and $0.4	194.9	193.3
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $6.0 and $7.1	394.0	392.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.5 and $0.6	194.8	193.1
Total debt, net of debt issuance costs	$2,014.1	1,537.8
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of September 30, 2024 at Adjusted Term SOFR plus 0.98%. In addition to outstanding borrowings under the Facility presented in the above table, we had outstanding letters of credit under the Facility of $0.4 million as of both September 30, 2024 and December 31, 2023. We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both September 30, 2024 and December 31, 2023.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Average outstanding borrowings	$1,575.7	2,011.9	$1,446.6	2,017.0
Average effective interest rate	5.9%	6.1%	6.1%	5.8%

Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $55.5 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2024, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2024.
Warehouse Facilities

	September 30, 2024		December 31, 2023
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 15, 2025(1)	$566.8	700.0	159.0	700.0
SOFR plus 1.30%, expires September 13, 2025(1)	1,152.6	1,700.0	405.1	1,200.0
SOFR plus 1.40%, expires October 24, 2024(2)	195.8	400.0	62.3	400.0
Fannie Mae ASAP(3) program, SOFR plus 1.25%	138.5	n/a	37.3	n/a
Gross warehouse facilities	2,053.7	2,800.0	663.7	2,300.0
Debt issuance costs	(0.6)	n/a	(1.0)	n/a
Total warehouse facilities	$2,053.1	2,800.0	662.7	2,300.0
(1) Warehouse facility has been amended since December 31, 2023. Refer to our previously filed Form 10-K for specific terms of the agreement as of the comparative period.
(2) In October 2024, we extended the term of the Warehouse facility to October 23, 2025.
(3) As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of September 30, 2024.

10.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $9.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of September 30, 2024. As of December 31, 2023, a receivable of $2.5 million was included in Notes and other receivables on our Consolidated Balance Sheet.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2023	$9.4
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	1.2
Claims paid	(7.2)
September 30, 2024	$3.7

December 31, 2022	$2.2
New claims	0.6
Prior year claims adjustments (including foreign currency changes)	5.2
Claims paid	(2.3)
September 30, 2023	$5.7
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2024 and December 31, 2023, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $22.3 billion and $20.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of September 30, 2024 and December 31, 2023, the loss-sharing guarantee obligations were $29.9 million and $30.9 million, respectively, and are included in Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the nine months ended September 30, 2024 and 2023.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of September 30, 2024 and December 31, 2023, the loan loss guarantee reserve was $29.0 million and $23.4 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets.

Loan Repurchase
In August of 2024, we repurchased a loan, which we originated and sold to Fannie Mae, with an unpaid principal balance ("UPB") of $74.25 million. For the nine months ended September 30, 2024, we recognized net expense of $17.8 million within Operating, administrative and other expenses, for the estimated loss associated with the repurchase in our results. This amount primarily reflects the difference between our estimate of the current fair value of the repurchased loan and the repurchase price, including amounts in excess of the UPB for items such as unpaid interest. The acquired asset is not held for investment and is included in Prepaid and other on our Consolidated Balance Sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Severance and other employment-related charges	$6.1	16.4	$17.8	47.9
Restructuring, pre-acquisition and post-acquisition charges	5.0	15.5	18.5	28.8
Stock-based compensation expense for post-acquisition retention awards	1.0	(0.4)	1.6	2.9
Fair value adjustments to earn-out liabilities	(20.9)	0.1	(33.5)	(0.5)
Restructuring and acquisition charges	$(8.8)	31.6	$4.4	79.1
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of September 30, 2024 will be paid during the next twelve months.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)
Other comprehensive income before reclassification	—	107.2	107.2
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	8.7	8.7
Other comprehensive income after tax expense of $ - , $ - and $ -	—	115.9	115.9
Balance as of September 30, 2024	$(63.5)	(471.6)	$(535.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2023	$(65.3)	(546.1)	$(611.4)
Other comprehensive loss before reclassification		(60.0)	(60.0)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(60.0)	(60.0)
Balance as of September 30, 2023	$(65.3)	(606.1)	$(671.4)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income before reclassification	0.3	47.4	47.7
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	8.7	8.7
Other comprehensive income after tax expense of $ - , $ - and $ -	0.3	56.1	56.4
Balance as of September 30, 2024	$(63.5)	(471.6)	$(535.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive loss before reclassification	(1.1)	(22.1)	(23.2)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	(1.1)	(22.1)	(23.2)
Balance as of September 30, 2023	$(65.3)	(606.1)	$(671.4)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive income (loss) in Other income within the Consolidated Statements of Comprehensive Income.
13.     SUBSEQUENT EVENTS
On October 16, 2024, we closed our acquisition of Raise Commercial Real Estate (“Raise”), a U.S.-based technology-powered brokerage company that provides client solutions using a transformative digital real estate platform.
The acquisition of Raise was considered a business combination under U.S. GAAP and will be accounted for using the acquisition method. As such, the total consideration of approximately $28 million will be allocated to Raise’s tangible and intangible assets acquired, as well as liabilities assumed, based on their respective fair values with any excess allocated to goodwill. This allocation is dependent on certain valuations and other fair value analyses that have not yet been completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three and nine months ended September 30, 2024, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2024.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2024 and 2023 are not fully indicative of the results we expect to realize for the full fiscal year.

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
•We define "Greater China" as China, Hong Kong, Macau and Taiwan.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$1,143.8	992.4	151.4	15%	15%
Capital Markets	498.8	435.8	63.0	14	14
Work Dynamics	4,068.2	3,514.2	554.0	16	16
JLL Technologies	56.7	58.9	(2.2)	(4)	(4)
LaSalle	101.3	110.1	(8.8)	(8)	(8)
Revenue	$5,868.8	5,111.4	757.4	15%	15%
Platform compensation and benefits	$1,406.9	1,299.8	107.1	8%	8%
Platform operating, administrative and other expenses	315.1	274.7	40.4	15	14
Depreciation and amortization	65.5	59.1	6.4	11	10
Total platform operating expenses	1,787.5	1,633.6	153.9	9	9
Gross contract costs	3,861.8	3,327.1	534.7	16	16
Restructuring and acquisition charges	(8.8)	31.6	(40.4)	(128)	(128)
Total operating expenses	$5,640.5	4,992.3	648.2	13%	13%
Operating income	$228.3	119.1	109.2	92%	92%
Equity losses	$(0.9)	(11.2)	10.3	92%	92%
Net non-cash MSR and mortgage banking derivative activity	$(5.1)	(7.1)	2.0	28%	29%
Adjusted EBITDA	$298.1	217.3	80.8	37%	37%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$3,172.7	2,924.2	248.5	8%	9%
Capital Markets	1,334.0	1,240.9	93.1	8	8
Work Dynamics	11,641.0	10,165.0	1,476.0	15	15
JLL Technologies	167.0	180.9	(13.9)	(8)	(8)
LaSalle	307.3	368.4	(61.1)	(17)	(16)
Revenue	$16,622.0	14,879.4	1,742.6	12%	12%
Platform compensation and benefits	$3,916.2	3,812.4	103.8	3%	3%
Platform operating, administrative and other expenses	909.8	859.1	50.7	6	5
Depreciation and amortization	188.8	176.5	12.3	7	7
Total platform operating expenses	$5,014.8	4,848.0	166.8	3%	3%
Gross contract costs	11,107.9	9,666.2	1,441.7	15	15
Restructuring and acquisition charges	4.4	79.1	(74.7)	(94)	(95)
Total operating expenses	$16,127.1	14,593.3	1,533.8	11%	11%
Operating income	$494.9	286.1	208.8	73%	76%
Equity losses	$(20.0)	(117.3)	97.3	83%	83%
Net non-cash MSR and mortgage banking derivative activity	$(25.9)	(9.5)	(16.4)	(173)%	(172)%
Adjusted EBITDA	$731.5	555.3	176.2	32%	33%

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
Credit losses on convertible note investments reflects credit impairments associated with pre-equity convertible note investments in early-stage proptech enterprises. Such losses are similar to the equity investment-related losses included in equity earnings/losses for JLL Technologies' investments and are therefore consistently excluded from adjusted measures.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income attributable to common shareholders	$155.1	59.7	$305.6	53.0
Add:
Interest expense, net of interest income	38.1	37.1	110.3	103.9
Income tax provision	37.4	14.5	73.8	13.0
Depreciation and amortization(1)	64.5	58.1	185.9	173.6
Adjustments:
Restructuring and acquisition charges	(8.8)	31.6	4.4	79.1
Net (gain) loss on disposition	—	(1.3)	—	0.5
Net non-cash MSR and mortgage banking derivative activity	5.1	7.1	25.9	9.5
Interest on employee loans, net of forgiveness	(1.8)	(1.6)	(4.1)	(2.3)
Equity losses - JLL Technologies and LaSalle	2.2	12.1	23.4	125.0
Credit losses on convertible note investments	6.3	—	6.3	—
Adjusted EBITDA	$298.1	217.3	$731.5	555.3
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	% Change	2024	% Change
Revenue:
At current period exchange rates	$5,868.8	15%	$16,622.0	12%
Impact of change in exchange rates	(8.5)	n/a	29.5	n/a
At comparative period exchange rates	$5,860.3	15%	$16,651.5	12%

Operating income:
At current period exchange rates	$228.3	92%	$494.9	73%
Impact of change in exchange rates	0.2	n/a	8.3	n/a
At comparative period exchange rates	$228.5	92%	$503.2	76%

Adjusted EBITDA:
At current period exchange rates	$298.1	37%	$731.5	32%
Impact of change in exchange rates	(0.1)	n/a	7.9	n/a
At comparative period exchange rates	$298.0	37%	$739.4	33%

Revenue
Revenue increased 15% compared with the prior-year quarter. The collective 11% increase in Transactional revenue was led by Leasing, within Markets Advisory, up 21%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, up 19%. Several businesses with Resilient revenues continued to deliver strong revenue growth, collectively up 16%, highlighted by Workplace Management, within Work Dynamics, up 20%, and Property Management, within Markets Advisory, up 8%. Growth in these businesses outpaced declines in LaSalle Advisory Fees, down 10%, and JLL Technologies, down 4%.
For the first nine months of 2024, consolidated revenue was up 12% compared with 2023. The year-to-date drivers were largely consistent with the quarter-to-date drivers noted above.
The following highlights Revenue by segment, for the third quarter and first nine months of 2024 and 2023 ($ in millions). Refer to segment operating results for further detail.

Revenue by Segment
QTD
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$5,111
$992
$436
$3,514
$59
$110
Q3 2023
$5,869
$1,144
$499
$4,068
$57
$101
Q3 2024

Operating Expenses
Consolidated operating expenses were $5.6 billion for the third quarter, up 13% from the same period in 2023. Gross contract costs were $3.9 billion, up 16% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management, within Work Dynamics, and Property Management, within Markets Advisory. Platform operating expenses were $1.8 billion for the third quarter, a 9% increase from the prior-year quarter, largely due to revenue-related expense growth as well as a couple discrete items, including: (i) nearly $10 million of expense associated with the timing of accruals related to gross receipts taxes in a handful of U.S. states, associated with Work Dynamics, and (ii) $6.3 million of non-cash credit losses from convertible notes associated with JLL Technologies investments (which are excluded from Adjusted EBITDA consistent with equity earnings/losses from investments). Expense growth was largely offset by the benefit of continued cost discipline and enhanced leverage of our platform.

For the third quarter of 2024, Restructuring and acquisition charges reflected (i) an expense credit in the current quarter associated with a lower expected earn-out payout related to a 2021 U.S. property management joint venture as well as (ii) lower employment-related costs given the significant cost-out actions in 2023. Refer to the following table for detail on Restructuring and acquisition charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Severance and other employment-related charges	$6.1	16.4	$17.8	47.9
Restructuring, pre-acquisition and post-acquisition charges	6.0	15.1	20.1	31.7
Fair value adjustments that resulted in a net (decrease) increase to earn-out liabilities from prior-period acquisition activity	(20.9)	0.1	(33.5)	(0.5)
Restructuring and acquisition charges	$(8.8)	31.6	$4.4	79.1
Specific to severance and restructuring charges, the current quarter and first nine months of 2024 reflect the impact of lower cost-out actions compared to 2023.
Interest Expense
Interest expense, net of interest income, for the three and nine months ended September 30, 2024 was $38.1 million and $110.3 million, respectively, compared with $37.1 million and $103.9 million in the prior-year periods.
Equity (Losses) Earnings
The following details Equity (losses) earnings by relevant segment. In the prior year, the significant equity losses were largely attributable to valuation declines in two JLL Technologies investments. Refer to the segment discussions for additional details.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
JLL Technologies	$11.6	(3.0)	$1.6	(102.0)
LaSalle	(13.8)	(9.1)	(25.0)	(23.0)
Other	1.3	0.9	3.4	7.7
Equity losses	$(0.9)	(11.2)	$(20.0)	(117.3)
Income Taxes
The Income tax provision was $37.4 million and $73.8 million for the three and nine months ended September 30, 2024, respectively, representing an effective tax rate ("ETR") of 19.5% for both periods. For the three and nine months ended September 30, 2023, the income tax provision was $14.5 million and $13.0 million, representing an ETR of 19.6% and 19.3%, respectively.
A number of countries in which we have a taxable presence have enacted legislation effective in 2024 correlated to the Organization for Economic Co-operation and Development (OECD) guidance for a global minimum tax rate of 15%, referred to as “Pillar Two” taxation. Such legislation enacted through September 30, 2024 did not have a material impact on our effective tax rate for the first nine months of 2024 and is not presently expected to have a material impact for the full year 2024.

Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $155.1 million for the three months ended September 30, 2024, compared with $59.7 million in the prior-year quarter. For the first nine months of 2024, net income attributable to common shareholders was $305.6 million, compared with $53.0 million in 2023. Adjusted EBITDA was $298.1 million and $731.5 million for the third quarter and first nine months of 2024, compared with $217.3 million and $555.3 million in the respective prior-year periods.
The growth in consolidated profit was primarily attributable to (i) higher revenues, both Transactional and certain Resilient revenues, including Workplace Management within Work Dynamics, and (ii) cost discipline and enhanced leverage of the company's platform. These drivers notably outpaced outsized the timing of revenue-related expense accruals in Work Dynamics this quarter and lower contributions from LaSalle.
The following charts reflects the aggregation of segment Adjusted EBITDA for the third quarter and first nine months of 2024 and 2023.

YTD Aggregation of Segment Adjusted EBITDA (in millions)
Markets Advisory
Capital Markets
Work Dynamics
JLL Technologies
LaSalle
$800
$700
$600
$500
$400
$300
$200
$100
$—
$555
$256
$97
$144
$84
$(25)
$732
$377
$125
$196
$58
$(24)
Q3 2023
Q3 2024

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
Markets Advisory

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$665.4	547.7	117.7	21%	21%
Property Management	452.3	419.2	33.1	8	8
Advisory, Consulting and Other	26.1	25.5	0.6	2	2
Revenue	$1,143.8	992.4	151.4	15%	15%
Platform compensation and benefits	$582.5	531.2	51.3	10%	10%
Platform operating, administrative and other	87.7	86.5	1.2	1	1
Depreciation and amortization	17.3	16.9	0.4	2	3
Segment platform operating expenses	687.5	634.6	52.9	8	8
Gross contract costs	320.9	288.4	32.5	11	11
Segment operating expenses	$1,008.4	923.0	85.4	9%	9%
Equity earnings	$0.1	0.1	—	—%	(6)%
Adjusted EBITDA	$151.9	85.1	66.8	78%	77%

Markets Advisory (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$1,781.8	1,626.1	155.7	10%	10%
Property Management	1,318.6	1,229.3	89.3	7	8
Advisory, Consulting and Other	72.3	68.8	3.5	5	5
Revenue	$3,172.7	2,924.2	248.5	8%	9%
Platform compensation and benefits	$1,588.4	1,538.6	49.8	3%	3%
Platform operating, administrative and other	266.7	273.4	(6.7)	(2)	(2)
Depreciation and amortization	52.1	51.4	0.7	1	2
Segment platform operating expenses	1,907.2	1,863.4	43.8	2	3
Gross contract costs	938.5	851.8	86.7	10	11
Segment operating expenses	$2,845.7	2,715.2	130.5	5%	5%
Equity earnings	$0.5	0.3	0.2	67%	112%
Adjusted EBITDA	$376.8	256.1	120.7	47%	46%
For the third quarter and first nine months of 2024, the broad-based increase in Markets Advisory revenue was primarily driven by Leasing and was led by the office sector. Most geographies achieved double-digit growth for the quarter and first nine months of 2024, notably the U.S., India, UK, Australia and Greater China. Globally, industrial was flat to the prior-year quarter (versus down double-digits on a year-to-date basis), ending a multi-quarter trend of declines in the sector as deal size rebounded. In addition, the number of larger-scale Leasing deals, where JLL has historically had a greater presence, increased over the prior-year quarter in nearly all asset classes. Property Management revenue growth was led by expansion in the U.S. and several countries in Asia Pacific, including incremental revenue in the U.S. associated with pass-through expenses.
The net increases in segment platform operating expenses for the quarter and first nine months of the year were due to an increase in revenue-related variable compensation expense, offset by continued cost discipline. Higher gross contract costs over the prior-year periods was largely due to Property Management.
The Adjusted EBITDA increases for the third quarter and first nine months of the year were predominantly driven by revenue growth and cost discipline described above. In addition, the timing of incentive compensation accruals positively impacted profit performance for the third quarter.

Capital Markets

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$371.8	310.2	61.6	20%	19%
Value and Risk Advisory	86.0	87.5	(1.5)	(2)	(3)
Loan Servicing	41.0	38.1	2.9	8	8
Revenue	$498.8	435.8	63.0	14%	14%
Platform compensation and benefits	$365.5	323.8	41.7	13%	12%
Platform operating, administrative and other	62.3	58.3	4.0	7	6
Depreciation and amortization	16.6	16.4	0.2	1	1
Segment platform operating expenses	444.4	398.5	45.9	12	11
Gross contract costs	11.5	11.5	—	—	(1)
Segment operating expenses	$455.9	410.0	45.9	11%	11%
Equity earnings	$0.2	0.7	(0.5)	(71)%	(67)%
Net non-cash MSR and mortgage banking derivative activity	$(5.1)	(7.1)	2.0	28%	29%
Adjusted EBITDA	$65.7	50.3	15.4	31%	30%

Capital Markets (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$950.8	870.3	80.5	9%	9%
Value and Risk Advisory	262.0	256.1	5.9	2	2
Loan Servicing	121.2	114.5	6.7	6	6
Revenue	$1,334.0	1,240.9	93.1	8%	8%
Platform compensation and benefits	$994.2	943.1	51.1	5%	5%
Platform operating, administrative and other	206.4	183.6	22.8	12	12
Depreciation and amortization	50.3	48.5	1.8	4	4
Segment platform operating expenses	1,250.9	1,175.2	75.7	6	6
Gross contract costs	36.9	33.9	3.0	9	10
Segment operating expenses	$1,287.8	1,209.1	78.7	7%	7%
Equity earnings	$0.8	6.1	(5.3)	(87)%	(86)%
Net non-cash MSR and mortgage banking derivative activity	$(25.9)	(9.5)	(16.4)	(173)%	(172)%
Adjusted EBITDA	$124.5	97.0	27.5	28%	29%
For the third quarter and first nine months of the year, Capital Markets revenue growth was led by Investment Sales, Debt/Equity Advisory and Other, as investor sentiment strengthened. This revenue growth was geographically broad-based, most notably in the United States and Europe, and was across nearly all asset classes, with hotels, office and industrial leading the way. Investment sales in the U.S. grew approximately 30% over the prior-year quarter, outperforming the broader market for investment sales, which grew 23% according to JLL Research. On a year-to-date basis, revenue growth, driven by Investment Sales, overcame a headwind of $16.4 million related to the impact of net non-cash MSR and mortgage banking derivative activity.
The current-quarter and year-to-date increases in operating expenses were largely driven by higher variable compensation expense compared with the prior-year periods, as segment profit grew. The increase in variable compensation overshadowed the impact of continued cost discipline. Further, segment platform operating expenses for the first nine months of 2024 reflected a $17.8 million impact associated with the August 2024 repurchase of a loan originated and sold to Fannie Mae, for which the associated expenses were predominantly recognized in the second quarter of 2024. This impact included the amount of the repurchase price in excess of unpaid principal balance, for items such as unpaid interest, as well as estimated losses associated with the repurchased loan, reflecting the underlying value of the collateral.
The Adjusted EBITDA improvement was largely attributable to the transactional revenue growth described above and continued cost discipline. These drivers overcame the headwind attributable to the expenses associated with the finalization of the loan repurchase described above.

Work Dynamics

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$3,164.6	2,637.1	527.5	20%	20%
Project Management	771.3	747.0	24.3	3	3
Portfolio Services and Other	132.3	130.1	2.2	2	1
Revenue	$4,068.2	3,514.2	554.0	16%	16%
Platform compensation and benefits	$348.8	332.9	15.9	5%	5%
Platform operating, administrative and other	127.3	103.3	24.0	23	24
Depreciation and amortization	24.8	19.7	5.1	26	25
Segment platform operating expenses	500.9	455.9	45.0	10	10
Gross contract costs	3,518.7	3,016.5	502.2	17	17
Segment operating expenses	$4,019.6	3,472.4	547.2	16%	16%
Equity earnings	$1.0	0.1	0.9	900%	n.m.
Adjusted EBITDA	$74.3	61.6	12.7	21%	20%

Work Dynamics (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$9,057.4	7,687.7	1,369.7	18%	18%
Project Management	2,215.8	2,126.5	89.3	4	4
Portfolio Services and Other	367.8	350.8	17.0	5	4
Revenue	$11,641.0	10,165.0	1,476.0	15%	15%
Platform compensation and benefits	$1,002.4	958.9	43.5	5%	5%
Platform operating, administrative and other	342.6	316.0	26.6	8	9
Depreciation and amortization	66.3	58.9	7.4	13	12
Segment platform operating expenses	1,411.3	1,333.8	77.5	6	6
Gross contract costs	10,102.0	8,747.5	1,354.5	15	16
Segment operating expenses	$11,513.3	10,081.3	1,432.0	14%	14%
Equity earnings	$2.1	1.3	0.8	62%	58%
Adjusted EBITDA	$196.3	143.5	52.8	37%	37%
For the third quarter, Work Dynamics revenue growth was led by continued strong performance in Workplace Management, largely from U.S. mandate expansions. In addition, Workplace Management also drove year-to-date growth from the onboarding of new contracts won in 2023 as well as the mandate expansions driving current quarter revenue performance. Project Management revenue performance varied across geographies given shifts in business mix as lower pass-through costs partially offset management fees increases in the mid-single digits. Greater activity in Portfolio Services and Other was largely offset by the absence of fees associated with a large transaction on behalf of a U.S. client in the third quarter of 2023.
The increases in segment operating expenses for the third quarter and first nine months of the year, compared with the prior-year periods, were primarily due to revenue-related expense growth, including gross contract costs, partially tempered by continued cost discipline and the timing of incentive compensation accruals. The current quarter increase was also driven by nearly $10 million of expense associated with the timing of accruals related to gross receipts taxes in a handful of U.S. states.
The increase in Adjusted EBITDA for the third quarter and first nine months of 2024 was primarily attributable to the top-line performance described above.

JLL Technologies

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$56.7	58.9	(2.2)	(4)%	(4)%
Platform compensation and benefits(1)	$50.3	48.7	1.6	3%	3%
Platform operating, administrative and other	19.1	12.6	6.5	52	52
Depreciation and amortization	4.9	3.9	1.0	26	26
Segment platform operating expenses	74.3	65.2	9.1	14	14
Gross contract costs	1.4	3.3	(1.9)	(58)	(59)
Segment operating expenses	$75.7	68.5	7.2	11%	10%
Adjusted EBITDA(2)	$(7.8)	(5.7)	(2.1)	(37)%	(39)%
Equity earnings (losses)	$11.6	(3.0)	14.6	487%	490%

JLL Technologies (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$167.0	180.9	(13.9)	(8)%	(8)%
Platform compensation and benefits(1)	$151.1	155.3	(4.2)	(3)%	(3)%
Platform operating, administrative and other	42.0	39.8	2.2	6	5
Depreciation and amortization	14.2	11.9	2.3	19	19
Segment platform operating expenses	207.3	207.0	0.3	—	—
Gross contract costs	4.0	11.0	(7.0)	(64)	(64)
Segment operating expenses	$211.3	218.0	(6.7)	(3)%	(3)%
Adjusted EBITDA(2)	$(23.8)	(25.2)	1.4	6%	6%
Equity earnings (losses)	$1.6	(102.0)	103.6	102%	102%
(1) Included in Platform compensation and benefits expense is carried interest expense of $2.2 million and $4.3 million for the three and nine months ended September 30, 2024, and a carried interest benefit of $0.1 million and $9.4 million for the three and nine months ended September 30, 2023, related to Equity earnings (losses) of the segment.
(2) Adjusted EBITDA excludes Equity earnings (losses) for JLL Technologies.
The decline in JLL Technologies revenue for the current quarter and first nine months of 2024 was due to lower contract signings over the trailing twelve months in services offerings. This impact was partially offset in the third quarter by continued growth in software offerings.
Segment operating expenses includes carried interest, which was a $0.1 million reduction to expense in the prior-year quarter ($9.4 million reduction to expense for the first nine months of 2023), versus incremental expense of $2.2 million this quarter (incremental expense of $4.3 million for the first nine months of 2024). Carried interest expense is associated with equity earnings/losses on certain investments within the JLL Technologies Spark Venture Funds. The incremental expense in the current quarter and first nine months of 2024 were due to net equity earnings from the investments, while the reduction to expense in the prior year periods reflected equity losses on certain investments in 2023.
The increase in segment operating expenses is primarily driven by 1) $6.3 million of non-cash credit losses from convertible notes associated with JLL Technologies investments, which are excluded from Adjusted EBITDA consistent with equity earnings/losses from investments, 2) an approximate $5 million reduction to incentive compensation in the prior-year quarter for true-ups related to performance against certain targets, and 3) the incremental carried interest expense described above. These discrete items more than offset the impact of cost management actions over the trailing twelve months and ongoing cost discipline.
Third-quarter Adjusted EBITDA contraction was primarily attributable to lower revenue as well as the bonus and carried interest expenses items described above, which overshadowed the benefits of cost discipline and improved operating efficiency over the trailing twelve months. Year-to-date, those cost management actions and improved operating efficiency drove margin improvement, as the results of the ongoing cost discipline outpaced the impact of carried interest and lower revenue.
Equity losses for the first nine months of 2023 were due to subsequent financing rounds at decreased per-share values and were predominantly driven by two investments for which we previously recognized significant equity earnings.

LaSalle

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$92.7	102.7	(10.0)	(10)%	(10)%
Transaction fees and other	8.6	7.4	1.2	16	17
Incentive fees	—	—	—	n.m.	n.m.
Revenue	$101.3	110.1	(8.8)	(8)%	(8)%
Platform compensation and benefits	$59.8	63.2	(3.4)	(5)%	(6)%
Platform operating, administrative and other	18.7	14.0	4.7	34	32
Depreciation and amortization	1.9	2.2	(0.3)	(14)	(14)
Segment platform operating expenses	80.4	79.4	1.0	1	1
Gross contract costs	9.3	7.4	1.9	26	26
Segment operating expenses	$89.7	86.8	2.9	3%	3%
Adjusted EBITDA(1)	$14.0	26.0	(12.0)	(46)%	(45)%
Equity losses	$(13.8)	(9.1)	(4.7)	(52)%	(51)%

LaSalle (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$278.1	306.3	(28.2)	(9)%	(8)%
Transaction fees and other	24.4	22.8	1.6	7	10
Incentive fees	4.8	39.3	(34.5)	(88)	(87)
Revenue	$307.3	368.4	(61.1)	(17)%	(16)%
Platform compensation and benefits	$180.1	216.5	(36.4)	(17)%	(17)%
Platform operating, administrative and other	52.1	46.3	5.8	13	12
Depreciation and amortization	5.9	5.8	0.1	2	2
Segment platform operating expenses	238.1	268.6	(30.5)	(11)	(11)
Gross contract costs	26.5	22.0	4.5	20	21
Segment operating expenses	$264.6	290.6	(26.0)	(9)%	(9)%
Adjusted EBITDA(1)	$57.7	83.9	(26.2)	(31)%	(28)%
Equity losses	$(25.0)	(23.0)	(2.0)	(9)%	(8)%
(1) Adjusted EBITDA excludes Equity losses for LaSalle.
For the third quarter and first nine months of 2024, LaSalle’s decrease in revenue was largely attributable to declines in assets under management ("AUM") over the trailing twelve months, most notably in North America and Europe, and lower fees in Europe as a result of structural changes to a lower-margin business, as discussed in previous quarters this year. Further, on a year-to-date basis, incentive fees decreased considerably, as fees earned in 2023 in Japan and the United States did not reoccur.
Operating expenses were nearly flat for the third quarter of 2024, and declined on a year-to-date basis, due to lower variable compensation accruals in 2024 as well as continued cost discipline. In addition, the prior-year quarter included a one-time reduction to a legacy incentive compensation accrual upon final determination of performance relative to target.
The Adjusted EBITDA contraction over the prior-year quarter and first nine months of 2023 was driven by lower revenues and the expense activity described above. On a year-to-date basis, 2024 results included an $8.2 million gain recognized following the purchase of a controlling interest in a LaSalle-managed fund during the second quarter.
As of September 30, 2024, LaSalle had $84.6 billion of AUM. Compared with AUM of $92.9 billion as of September 30, 2023, the AUM as of September 30, 2024, decreased 9% in USD (7% in local currency). The net decrease in AUM over the trailing twelve months resulted from (i) $5.4 billion of dispositions and withdrawals, (ii) $3.9 billion of net valuation decreases, (iii) $1.7 billion of foreign currency decreases, and (iv) a $0.8 billion decrease in uncalled committed capital and cash held, partially offset by (v) $3.5 billion of acquisitions and takeovers.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities used $142.0 million of cash in the first nine months of 2024, compared with $153.6 million of cash used in operating activities during the same period in 2023. The incremental cash inflows associated with higher cash provided by earnings and lower incentive compensation payments in 2024, compared with 2023, were more than offset by (i) $117.0 million higher cash taxes paid for the first nine months of 2024, (ii) cash paid to repurchase a loan from Fannie Mae (refer to Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information) and (iii) nearly $50.0 million of headwind from Net reimbursables driven by growth in Workplace Management.
Cash Flows from Investing Activities
We used $219.0 million of cash for investing activities during the first nine months of 2024, compared with $220.4 million used during the same period in 2023. Lower net capital contributions to investments and net capital additions were largely offset by higher cash paid for acquisitions. We discuss these drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities provided $349.0 million of cash during the first nine months of 2024, compared with $231.2 million provided during the same period in 2023. This increase in cash provided by financing activities reflected greater net borrowings.
Debt
On June 27, 2024, we established a commercial paper program (the “Program”) in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	September 30, 2024	December 31, 2023
Outstanding borrowings under the Facility	$345.0	625.0
Short-term borrowings	99.6	147.9
Outstanding commercial paper	800.0	—
In addition to our Facility, we had the capacity to borrow up to $55.5 million under local overdraft facilities as of September 30, 2024.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Average outstanding borrowings	$1,575.7	2,011.9	$1,446.6	2,017.0
Average effective interest rate	5.9%	6.1%	6.1%	5.8%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 9, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of September 30, 2024, we had a carrying value of $866.5 million in Investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies as well as proptech funds, and LaSalle co-investments. For the first nine months ended September 30, 2024 and 2023, funding of investments exceeded return of capital by $54.9 million and $65.3 million, respectively. We expect continued investment activity by both JLL Technologies and LaSalle.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2024 and 2023 were $126.3 million and $137.7 million, respectively. Our capital expenditures in 2024 were primarily for purchased/developed software and leasehold improvements.
Business Acquisitions
During the nine months ended September 30, 2024, we paid $45.9 million for business acquisitions. This included $40.8 million of payments relating to acquisitions in 2024 and $5.1 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flow from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $14.1 million as of September 30, 2024. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2024, we had the potential to make earn-out payments for a maximum of $108.9 million on 13 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Total number of shares repurchased (in 000's)	83.5	123.2	297.9	262.5
Total paid for shares repurchased	$20.1	20.1	$60.3	40.1
As of September 30, 2024, $1,033.3 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2024, and December 31, 2023, we had total Cash and cash equivalents of $437.8 million and $410.0 million, respectively, of which approximately $328.2 million and $310.1 million, respectively, was held by foreign subsidiaries.

Restricted Net Assets
We face regulatory restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies. However, we generally face no such restrictions with regard to the use or application of funds for ordinary course business activities within such countries. The assets of these countries aggregated to approximately 4% of our total assets as of both September 30, 2024, and December 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2024 on our variable-rate debt, our results would reflect an incremental $5.4 million of interest expense for the nine months ended September 30, 2024.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2024 - July 31, 2024	29,955	$223.66	29,955
August 1, 2024 - August 31, 2024	28,802	$244.34	28,802
September 1, 2024 - September 30, 2024	24,698	$257.61	24,698	$1,033.3
Total	83,455		83,455
Item 5. Other Information
During the quarter ended September 30, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.

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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2024.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)