Form 10-K
period 2024-12-31
JONES LANG LASALLE INC
filed 2025-02-19
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2024	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2024 was $9,675,058,454.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 13, 2025 was 47,391,812.
Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
For over 200 years, JLL, a leading global commercial real estate and investment management company, has helped clients buy, build, occupy, manage and invest in a variety of commercial, industrial, hotel, residential and retail properties. Driven by our purpose to shape the future of real estate for a better world, we help our clients, people and communities SEE A BRIGHTER WAYSM by using the most advanced technology to create rewarding opportunities, amazing spaces and sustainable real estate solutions. JLL is a Fortune 500® company with annual revenue of $23.4 billion, operations in over 80 countries and a global workforce of more than 112,000 as of December 31, 2024. We provide services for a broad range of clients who represent a wide variety of industries and are based in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities. Through LaSalle Investment Management, we invest for clients on a global basis in both private assets and publicly-traded real estate securities.
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
In September 2024, we announced an organizational change that will bring together all building operation groups to address client needs and the changing dynamics of the real estate industry. As a result of these changes, effective January 1, 2025, we will report our Property Management business (currently included in Markets Advisory) within our Work Dynamics segment. Also effective January 1, 2025, this segment will be renamed Real Estate Management Services, and our Markets Advisory segment will become Leasing Advisory. Concurrently, Capital Markets will be renamed Capital Markets Services, LaSalle will be renamed Investment Management and JLL Technologies will be renamed Software and Technology Solutions; there are no reporting changes within these three segments.
OUR HISTORY
While our roots trace back to 1783 with the founding of Jones Lang Wootton in England, we began to establish our global services platform through the 1999 merger with LaSalle Partners Incorporated ("LaSalle Partners," founded in the United States in 1968 and incorporated in 1997). The Company has grown by expanding our client base as well as service and product offerings, both organically and through mergers and acquisitions. Our extensive global reach and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. The mergers and acquisitions have given us additional share and scale in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
For information on recent acquisitions, refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8.

A timeline of notable milestones in our history is illustrated below.
OUR SERVICES AND BUSINESS SEGMENTS
We are driven to shape the future of real estate for a better world. We do this by addressing the needs of real estate owners, occupiers and investors, leveraging our deep real estate expertise and experience to provide clients with a full range of services on a local, regional and global scale. For details on the range of services provided by each of the five segments, refer to the narrative starting on page 6.
We offer our real estate services locally, regionally and globally to real estate owners, occupiers, investors and developers for a variety of property types, including (ordered alphabetically):

• Critical Environments and Data Centers	• Hotels and Hospitality Facilities	• Office (including Flex Space)
• Cultural Facilities	• Industrial and Warehouse	• Residential (Individual and Multifamily)
• Educational Facilities	• Infrastructure Projects	• Retail and Shopping Malls
• Government Facilities	• Logistics (Sort and Fulfillment)	• Sports Facilities
• Healthcare and Laboratory Facilities	• Military Housing and Other	• Transportation Centers

The following reflects our revenue by segment for the year ended December 31, 2024:

Revenue by Segment - $23.4B

LaSalle 2%
JLLT 1%
Markets Advisory 19%
Capital Markets 9%
Work Dynamics 69%

Our revenue was $23.4 billion for 2024, earned geographically as follows:

Revenue by Country
India 3.5%
Australia 4.6%
Canada 2.6%
France 1.9%
Singapore 1.9%
Japan 1.5%
Greater China 5.0%
United Kingdom 7.6%
Other 10.8%
United States 60.6%

Note: Greater China is defined as China, Hong Kong, Macau and Taiwan.

As of December 31, 2024, our five segments, and the services we provide within them, included:
1. Markets Advisory
Markets Advisory offers local expertise across the globe covering a comprehensive range of services across asset types. We aggregate such services into three categories: Leasing, Property Management and Advisory, Consulting and Other.
Leasing
Agency Leasing executes marketing and leasing programs on behalf of property owners (including investors, developers, property-owning companies and public entities), including product positioning, target tenant identification and competitor analysis through to securing tenants and negotiating leases with terms that reflect our clients' best interests. In 2024, we completed approximately 18,300 agency leasing transactions representing 318 million square feet of space.
Tenant Representation establishes strategic alliances with occupier clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. In 2024, we completed approximately 23,000 tenant representation transactions representing 497 million square feet of space.
Our agency leasing and tenant representation advisory businesses anchor to the workplace of the future and helps owners and occupiers realize their sustainability commitments and goals. Both our agency leasing and tenant representation fees are typically based on a percentage of the value of the lease revenue commitment for executed leases, although in some cases they are based on a monetary amount per square foot leased.
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
As of December 31, 2024, we provided property management services for properties totaling approximately 3.1 billion square feet.
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
Investment Sales, Debt/Equity Advisory and Other
We provide brokerage and other services for real estate transactions, such as sales or loan originations and refinancing. M&A and corporate advisory services include sourcing capital, both equity and debt, and other traditional investment banking services designed to assist investor and corporate clients to maximize the value of their real estate interests. To meet client demands for selling and acquiring real estate assets domestically and internationally, our Capital Markets teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By originating, developing and introducing innovative new financial products and strategies, Capital Markets is integral to the business development efforts of our other businesses. Most of our revenues are in the form of fees, derived from the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory or consulting services. For the year ended December 31, 2024, we provided capital markets services for approximately $186 billion of client transactions.
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
Loan Servicing
In the U.S., we are a commercial multifamily lender and loan servicer approved by Freddie Mac, Fannie Mae and Housing and Urban Development/Ginnie Mae (the “Agencies”). In addition, we are one of only 25 Fannie Mae Delegated Underwriting and Servicing ("DUS") lenders. We service substantially all the loans we originate and sell to the Agencies, and service loans we did not originate but subsequently acquire the rights to service. We obtain a periodic fee for each loan we service based on a proportion of the cash collections. As of December 31, 2024, we serviced a loan portfolio of approximately $140 billion.

3. Work Dynamics
Workplace Management
As a strategic partner of clients with a multinational footprint, Work Dynamics offers a single, cohesive service-delivery team focused on three key value levers: (i) making informed, data-driven decisions and digital transformation, (ii) achieving operational excellence through improved productivity and financial performance and (iii) attracting and retaining talent through an enhanced user experience.
Workplace Management provides comprehensive facility management services globally to corporations and institutions that outsource the management of the real estate they occupy, typically those with large multi-market portfolios of over one million square feet. Our Workplace Management offering leverages tech-enabled solutions and focuses on the work, worker and workplace to help clients manage costs, achieve sustainability goals, improve workplace service delivery and enhance end-user experience and performance.

Our globally-integrated delivery team includes our own personnel as well as third-party vendors and subcontractors who meet clients' requirements by providing consistent service delivery worldwide and a single point of contact for their real estate service needs.
Workplace Management solutions offered to clients range from mobile engineering at a single location to a full-service outsourcing, where we execute day-to-day operations management of client site locations, delivered through a globally-integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research and development facilities, data centers and industrial complexes. As of December 31, 2024, Workplace Management managed approximately 2.2 billion square feet of real estate for our clients.
Workplace Management contracts are generally structured on a principal basis (a fixed fee, guaranteed maximum, or reimbursement-based pricing model) but may also be on an agency basis. Typically, our structures include a direct or indirect reimbursement for costs of client-dedicated personnel and third-party vendors and subcontractors in addition to a base fee and performance-based fees. Performance-based fees result from achieving quantitative and qualitative performance measures and/or target scores on recurring client satisfaction surveys. Workplace Management agreements are typically three to seven years in duration and, although most contracts can be terminated at will by the client upon a short notice period (usually 30 to 60 days), a transition period of six to twelve-months is more common in our industry. We typically experience a high renewal rate, with most clients renewing their contracts at least once; many of our largest contracts have been in place for more than a decade.

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
In addition, our cloud-based software solutions enable higher-quality insight and decision-making through improved data and analytics, creating opportunities to improve clients' financial and/or operating performance. These solutions are typically sold via subscription offerings and we recognize revenue over time, commensurate with the length and terms of the contract. Examples include:
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
JLL Spark - Investments in Proptech
We drive property technology (proptech) innovation across the real estate spectrum, supporting the development of an array of products and data analytics tools. One way we achieve this goal is through strategic investments in proptech funds and early to mid-stage proptech companies, including through our JLL Spark Global Ventures Funds.
We generally report these investments at fair value and include fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings. As of December 31, 2024, the fair value of such investments was $363.1 million.

5. LaSalle
LaSalle is a global real estate investment management firm that invests institutional and individual capital in real estate assets and securities with a strategic priority to meet client objectives and deliver superior risk-adjusted returns over market cycles.
LaSalle launched its first institutional investment fund in 1979, making us one of the most experienced real estate focused investment managers in the industry. We have invested, on behalf of our clients and ourselves, in real estate assets located in 25 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. LaSalle provides clients with a broad range of real estate investment products and services, designed to meet the differing strategic, asset allocation, risk/return and liquidity requirements of our clients. The range of investment solutions are offered either through commingled or single investor strategies and include private and public equity investments and real estate debt strategies structured as private or public open-ended funds or private closed-end funds (commingled funds), separate accounts, joint ventures or co-investments.
LaSalle's assets under management ("AUM") of $88.8 billion, as of December 31, 2024, by geographic distribution and fund type, is detailed in the following graphics ($ in billions).
We believe our ability to co-invest alongside our clients' funds aligns our interests and will continue to be an important differentiating factor in maintaining and improving our investment performance and attracting new capital to manage. As of December 31, 2024, we had a total of $406.1 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
LaSalle is compensated for investment management services for private equity investments based on capital committed, capital deployed and managed (advisory fees), with additional fees tied to investment performance above specific hurdles (incentive fees). In some cases, LaSalle also receives fees tied to acquisitions, financings, and dispositions (transaction fees).
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases are open ended. In 2024, open-ended funds represented approximately 32% of AUM as of December 31, 2024. Separate account advisory agreements generally have specific terms with "at will" termination provisions and include fee arrangements calculated on the mark to market value of the assets, plus, in some cases, incentive fees.

ORGANIZATIONAL PURPOSE
JLL’s organizational purpose is to shape the future of real estate for a better world. Staying true to this purpose in all that we do enables us to fully align with the best interests and ambitions of our clients and all our stakeholders. It exemplifies our commitment to the highest standards of environmental, social and corporate governance ("ESG"), and to a more sustainable and inclusive future.
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
INDUSTRY TRENDS
Informing our long-term growth strategy, we see five major macro trends influencing the continued expansion and evolution of the real estate sector. These macro trends are:
(1) Urban Development Update - World Bank, April 2023.
Growth in corporate outsourcing
Corporate outsourcing of real estate services began in the early 1990s with U.S.-based corporations, and evolved into a global trend, embraced by owners and occupiers, with a strong growth trajectory. By focusing their own resources on core competencies and partnering with dedicated service providers like JLL to manage real estate strategy and activities, organizations are better positioned to advance their goals of financial and operational performance, talent attraction, customer experience, employee productivity and environmental sustainability.

Considering the impact of the pandemic, an evolving technology backdrop (e.g., artificial intelligence) and other macro factors on workforce productivity, creativity, well-being and culture, corporate management and boards around the world have a growing focus on reimagining workplaces and concepts for the future of work. With our deep expertise and specialist experience and resources in these areas across industries, we are positioned to provide our clients highly adaptive and relevant solutions and advisory services. With an under-penetrated market opportunity, we see a long runway for further growth in the trend for organizations to outsource real estate services as our clients increasingly seek strategic advice on reimagining their workspaces and workstyles to reinforce culture, attract talent and drive cost efficiencies.
Rising investment allocations and globalization of capital flows to real estate
In the years following the 2008 Global Financial Crisis, as investors reassessed investment allocations and priorities, real estate emerged from its previous "alternative investment" classification to become a major defined asset class of its own. This began a sustained long-term trend of rising investment allocations to the real estate sector with allocations increasing approximately 200 basis points since 2015, according to Cornell University's Baker Program in Real Estate and Hodes Weill & Associates, LP. While major global and market events can have significant near-term impacts on real estate investment transaction volumes, this deeply engrained long-term trend remains prevalent, as investors focus on real estate's relative returns and distinctive investment characteristics.
Complementing this, as investment volumes return, we anticipate increased capital flows across borders, creating new opportunities for advisors and investment managers equipped to source and facilitate these capital flows and execute cross-border transactions. Our real estate investment expertise and differentiated platform capabilities, linked seamlessly across the world's major markets, is ideally placed to support our clients' investment ambitions.
Urbanization
The concentration of people, culture, diversity, opportunity, facilities and creative expression supports the long-term global trend of migration into the world's major cities. While work patterns and preferences will continue to evolve, driven in part by new possibilities created by technology and the widespread adoption of flexible working, cities will thrive as they deliver on people's lifestyle and economic ambitions, characterized by vibrant and reimagined office, cultural, retail and residential profiles alongside an increasing focus on sustainability initiatives.
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
While there is currently no single technology disruptor positioned to dominate the real estate industry, there are thousands of start-ups, applications and concepts vying to transform the marketplace, collectively known as proptech. The challenge to innovate and maximize the current and future benefits of proptech is constant. At the heart of our Beyond strategy (discussed below) and supported by ongoing investments and innovations, we are widely-recognized as a leading user of technology and data in real estate.

Sustainability
Addressing climate change and the finite nature of global resources are recognized ESG risks for our industry. According to the International Energy Agency, real estate and the built environment account for nearly 40% of total global direct and indirect CO₂ emissions. At the same time, stakeholders are demanding greater focus on ESG from businesses and organizations in all areas of society. These and other factors, including heightened awareness of the importance of promoting health and well-being, coalesce into strong rising demand for sustainability services, decarbonization planning and advice across the real estate industry. JLL has identified meeting this demand as a growth opportunity and priority, aligning with our purpose to shape the future of real estate for a better world.
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

Brand

- Building our brand beyond real estate Reaching
- C-suite decision makers
- Consistent global brand perception opens doors to new clients

Technology

- Best collection of data enables market leading insights
- Investment in broker and client tools
- Drive digital DNA across organization

People & Values

- Leading professional services/ technology employer
- Attract and develop an ambitious and talented workforce
- Teamwork, ethics and excellence

Sustainability

- To shape the future of real estate for a better world
- Climate action for sustainable spaces
- Healthy and inclusive places for people and communities

Growth

After launching our Beyond strategic plan in 2017, we embarked on a multi-year transformation program to build a fully-integrated global organization and enable our "One JLL" philosophy across all of our business lines and functions. This allows us to provide seamless and consistent services to our clients across the world, as well as smoothly and rapidly deploy innovations, best practices and new technologies, ultimately enhancing growth prospects and operating efficiencies.
Clients
We deliver advisory-led services to maximize client outcomes, leveraging data, expertise and collaboration to convert insights into solutions. Our “One JLL” philosophy formalizes how our teams engage with each other and enables us to seamlessly serve clients across business lines and geographies. We focus on attracting clients in growth industries who value our global scale, differentiated platform and data-driven insights.

We continue to enhance our comprehensive service offerings to create real value for our clients. Guided by our Beyond strategy, we are making continued investments in our people and platform, ensuring our multidisciplinary teams are well positioned to provide tailored services and improve client outcomes.
Brand
We are recognized across our industry for our global presence, market-specific knowledge, actionable intelligence and sector specialization. Our company continues to emphasize its capability to provide tailored solutions for complex client challenges by aligning real estate strategies with clients' business growth objectives. Our industry-leading research capabilities, data intelligence and world-renowned expertise equip JLL's people to SEE A BRIGHTER WAY forward for our clients.
Our clients perceive the JLL brand to be trustworthy and ethical, in line with our recent recognition by Ethisphere as one of the World's Most Ethical Companies for the 17th consecutive year. Our heritage of over 250 years and strong global network reinforce this perception. While clients value our global connectivity, they also value our service quality and proactiveness. This is reflected by numerous local recognition awards and client-awarded supplier excellence awards.
Increasingly, our clients place importance on our ability to deliver integrated insights with the latest technology, and we continue to demonstrate our leadership in technology to transform data into actionable insight. Our industry-recognized commitment to technology earned JLL a place in Fast Company's Next Big Things in Tech. Additionally, Fortune named us one of the World's Most Admired Companies for the eighth consecutive year.
Our company continues to expand brand awareness beyond the traditional real estate sector while strengthening executive relationships to position real estate as a solution for various business challenges. As a strategic partner of the World Economic Forum, we play an active role in Real Estate and Investment industry groups, supporting global priorities such as sustainability. This involvement includes participation in events like New York Climate Week.
Technology
Technology is core to our growth strategy and essential to our purpose to shape the future of real estate for a better world. Through technology, JLL helps organizations transform the way they acquire, manage, operate and experience space. With a comprehensive portfolio of purpose-built solutions, unparalleled industry expertise and leading-edge, venture-backed companies, JLL enables organizations to achieve exceptional building performance, accelerate the path to net zero and optimize spaces for the future of work.
JLL is a global leader in proptech, expanding and refining our technology capabilities to deliver significant competitive advantages and value for our company and our clients, across all business lines. The technology and data solutions we provide include multiple cloud-based software products and AI-powered platforms. These technologies generate value for occupiers and investors by leveraging data and analytics to improve the quality of decision making, deliver unique insights and reduce operating costs.
Additionally, we remain committed to the JLL Spark Global Ventures Funds, the offerings of which are further discussed in Our Services and Business Segments. Visit our website at www.jll.com to see our full portfolio of technology services.
People & Values
People are at the heart of our business. We are dedicated to helping our people SEE A BRIGHTER WAY by enabling them to explore new opportunities, build expertise, create long-term careers, and draw inspiration through working with talented colleagues and clients.
In the world's major markets across most industries, declining working-age populations and long-term economic growth continue to drive competition for talent, resulting in highly fluid and competitive recruitment markets. A successful enterprise-wide people strategy is central to our company's success and complements our promise to our people where we commit to empowering them to shape a brighter way forward. This promise ensures JLL is positioned as an employer of choice for top talent, achieving and sustaining an inclusive and collaborative culture that strongly appeals to our people and our clients alike.

Sustainability
Our sustainability program is rooted in our purpose to shape the future of real estate for a better world. Staying true to this purpose enables us to align with the interests and ambitions of our clients and stakeholders. It exemplifies our commitment to the highest standards of ESG, and to a more sustainable and inclusive future.
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
Growth
Our Beyond priorities, strategic vision and the macro trends discussed above provide a basis for enhancing productivity, optimizing sustainable and profitable long-term growth, and creating value for all our stakeholders. We embrace our opportunity to play a leading role in understanding and guiding the future of work, workplaces and cities, while enabling clients and communities to deliver on their sustainability targets and ambitions. JLL recognizes the vital role innovations in data capabilities and technology will play in the real estate sector. We continue to strategically invest in our platform, products and people to lead this wave of change.
The commercial real estate industry is consolidating, with the large players gaining market share both organically and through mergers and acquisitions. Our strong investment grade balance sheet provides flexibility to augment our organic growth with selective inorganic opportunities, enhancing our competitive position in this evolving landscape.
Our growth strategy and strategic vision includes creating an environment were all employees feel valued and can contribute their unique strengths to our collective success, ensuring we attract and retain a talented global workforce to meet our clients' evolving needs.

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

Our Global Sustainability Program
Our sustainability program focuses on three areas that align to our purpose and JLL's corporate strategy. Each area is supported by targets and delivered by global business lines and corporate functions.
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
1.Being a responsible business and leading by example, giving us the credibility to talk to our clients and advance industry action on sustainability
2.Harnessing the power of our people, giving them the opportunity, knowledge and tools to own their success and valuing what makes them unique
3.Driving change through client solutions to maximize impact, collaborating to transform and transition toward more sustainable outcomes
4.Advocating for a better real estate sector by driving demand for sustainability, demonstrating thought leadership and engaging the industry, governments and society on the issues that matter most
Our approach is informed by a "double materiality" assessment aligned with the European Sustainability Reporting Standards (ESRS). Through a process of market evaluation and direct stakeholder input, we have identified the most important ESG impacts, risks and opportunities to inform our decision making for impact and value creation beyond our already ambitious net zero commitment.
A description of these issues, along with an account of our approach and performance in 2024, is covered in our annual ESG Performance Report, due for publication in the second quarter of 2025, available on our website.
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
•Act - to execute sustainability initiatives that drive outcomes on goals; and
•Manage - to optimize implemented projects and programs, and measure and monitor critical data to support continued progress in reducing emissions and compliance reporting.
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

Technology Leadership
Technology is transforming commercial real estate and CRE technology strategy is top of mind for our clients. JLL’s technology strategy is to build, acquire, license and invest to curate a portfolio of the most impactful technology products. We drive adoption of these products to empower our people and generate value for our clients.
We make significant investments in technology to empower our people and clients to achieve success. For example, our acquisition of Raise Commercial Real Estate and the resulting LeasingOS platform is a cloud-based application that helps JLL deliver greater value throughout the leasing lifecycle by providing a digital one-stop place for brokers and clients to collaborate.
We are a leader in the development and deployment of Artificial Intelligence (AI) to transform CRE:
•Our purpose-built JLL Falcon platform provides a cutting-edge set of AI-enabled software services that combines JLL’s vast and comprehensive proprietary data with generative AI models to deliver timely, revenue-generating and cost-saving insights and maximized returns.
•JLL Azara, powered by JLL Falcon, is a data analysis application designed to transform how business leaders interact with corporate real estate and facilities management data.
•JLL GPT is a generative AI assistant, purpose-built for the CRE industry, used by thousands of our employees to increase efficiency and deliver customized solutions for clients.
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

Brand
The combined strength of our JLL and LaSalle brands represents a significant advantage when we pursue new business opportunities, and is also a major motivator for talented people to join our global organization.
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
Our reputation derives from our deep industry knowledge providing actionable intelligence, global provision of high-quality professional real estate and investment management services, and our local expertise and sector specialization, ensuring that our clients receive a best-in-class service.
We believe in uncompromising integrity and the highest ethical conduct, where our Board of Directors and senior management lead by example. We are proud of the global reputation we have earned, and are determined to protect and enhance it. The integrity our brand represents is one of our most valuable assets and a strong differentiator for JLL.
In 2022, we unveiled our global brand idea, SEE A BRIGHTER WAY, which embodies our commitment to bring optimism, innovative ideas and unmatched intelligence in everything we do for our clients. This has helped us to increase the value of our brand, and continues to support our quest to shape the future of real estate for a better world.

Employee Experience
Our people are united by our purpose to shape the future of real estate for a better world. Our purpose, combined with our strategic focus areas, positions us for exciting business growth. Embedded in everything we do are our values: Teamwork, Ethics and Excellence. Driving the best people experience is imperative, enabling our employees to continue to grow with JLL while also feeling part of an inclusive and collaborative culture. We give employees the opportunity, knowledge and tools to own their success because we value what makes each of us unique.
Our goal-setting framework uses four categories of goals (clients, platform, people and values, and brand) that align our people’s efforts with enterprise-wide strategy throughout all levels of the organization and builds focus and attention on our priorities. Ongoing employee feedback is important to the continued improvement of our organization and to harness this valuable feedback, we conduct an all-employee survey regularly, measuring key aspects such as engagement, leadership, inclusion and well-being.

Financial Strength
Our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, reducing overall volatility in operating a real estate services business. This further differentiates JLL from firms with more limited service offerings, or that are only local/regional and must rely on fewer markets or services.
Confidence in the financial strength of long-term service providers is important to our clients, who require this when they select real estate service providers. We focus on maintaining financial performance metrics, particularly our leverage and debt service coverage ratios, that support investment-grade financial ratings. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2024 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a strong financial condition may distinguish us as we compete for business.
We have ample capacity to fund our business. As of December 31, 2024, corporate liquidity was $3.6 billion, the sum of cash and cash equivalents and the available capacity on our unsecured credit facility (the "Facility"). The Facility is provided by an international syndicate of banks, which, as of December 31, 2024, had a maximum borrowing capacity of $3.3 billion and a maturity date in November 2028. In addition to our Facility, we established a commercial paper program in 2024, in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time.

Focus on Sustainability
Leading on sustainability is fundamental to both our purpose and our long-term growth strategy, with a strong correlation to the success of our business. Being a responsible corporate citizen is the right thing to do, and is what our clients and employees expect from us.
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

Awards
We won numerous awards and recognitions through January 2025 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:
•An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, every year since 2012
•One of the World's Most Ethical Companies by the Ethisphere Institute, every year since 2008
•A World's Most Admired Company by Fortune Magazine, every year since 2017
•To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, for the tenth consecutive year
•One of the Best Places to Work for Disability Inclusion by the Disability Equality Index, for the sixth consecutive year
•A member of Seramount’s Inclusion Index, recognizing our dedication and progress to creating an inclusive workplace for the third consecutive year
•One of America’s 100 Most Sustainable Companies by Barron’s, for the fifth consecutive year
•To the Wall Street Journal's Management Top 250 ranking, for the fifth consecutive year
•One of America’s Most JUST Companies by Forbes/JUST Capital, for the third consecutive year
•A Top Company for Executive Women by Seramount, for the second consecutive year
•One of U.S. News & World Report’s Best Companies to Work For
•One of America's Greatest Workplaces by Newsweek and Plant-A Insights Group
•One of The World's Best Companies by Time and Statista
•One of Forbes' Most Trusted Companies
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
Components of Our Integrated Reporting. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual ESG Performance Report, available through our ESG and Sustainability Reporting Hub. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Ethics Everywhere Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Ethics and our Vendor Code of Conduct. We publish details of our ethics program and ethics statistics in our Ethics Everywhere Report to increase transparency and understanding of the types of concerns and issues raised through our reporting channels.
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
HUMAN CAPITAL
The following table details our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2024	December 31, 2023
Professional non-reimbursable employees	58.2	57.8
Directly reimbursable employees	53.9	48.3
Total employees	112.1	106.1
The costs associated with directly reimbursable employees are fully reimbursed by clients, primarily in Work Dynamics but also within Markets Advisory. Specifically, reimbursable employees include many of our Workplace Management and Property Management professionals, inclusive of our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 3,800 building maintenance employees in the United States, over 77% of whom are reimbursable. As of both December 31, 2024 and December 31, 2023, approximately two-thirds of our employees were based in countries other than the United States.
At JLL, our community of people is united by our shared purpose of shaping the future of real estate for a better world through our values of Teamwork, Ethics and Excellence. We hold true to our people promise of giving every employee the opportunity, knowledge and tools to own their success while celebrating what makes each person unique.
Employee Engagement
Our vibrant workplace culture is reflected in our annual People Survey results, where 86,000 (76%) employees across all levels and backgrounds shared their perspectives, resulting in an engagement score of 72—surpassing the high-performance organizations benchmark by 4 points.
We create a work environment that supports the growth and interests of our employees. Our programs provide a framework that recognizes and understands our colleagues’ distinct aspirations and needs throughout our company. This approach enables us to develop strategies that resonate with different groups, ensuring all employees can access resources that support their success.
Our Business Resource Groups are open to all employees, and continue to foster an environment where connections flourish, providing inclusive platforms for career learning and relationship-building across our global community. These groups strengthen our culture of belonging while creating pathways to enhance business acumen and professional development.
Training and Development
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

Using extensive internal and external research, we have redefined the core leadership behaviors that drive our near and long-term success. These behaviors are the foundation for leadership development, leadership performance and talent assessments, succession planning and other talent processes. Our award-winning development platform, Leading the Way, has been updated to reflect the refreshed leadership behaviors and our employees can self-assess against them to participate in programs.
Leading the Way is an end-to-end platform that helps our employees grow their leadership skills from frontline to executive. It has served over 15,000 employees worldwide with various programs including e-learning, live webinars, and top talent initiatives. These programs incorporate elements of coaching, mentorship and partnerships with a variety of business schools, ensuring comprehensive leadership development across all levels of our organization.
We're leading the industry in technological innovation by integrating AI tools into our goal-setting platform. This advancement empowers employees to set personalized, persona-driven goals that align with their individual career paths and skill development, creating an environment where everyone has access to growth opportunities.
Well-being
Our well-being framework, consisting of physical, mental, financial and inclusion pillars, fosters a culture of holistic care that empowers our approximately 112,000 employees to thrive both personally and professionally. Through our global well-being site, employees can access live and virtual resources on topics such as mental health, financial education and caregiver support. Our Well-being hub offers over 120 sessions globally, addressing all aspects of employee wellness. In 2024, the hub has been viewed over 56,000 times, with employees completing several hundred hours of courses throughout the year.
Health and Safety
Health and safety is at the forefront of JLL's operations. With over 1,000 health and safety professionals, we are committed to creating an environment that unequivocally protects our employees, clients and supply partners.
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
Through our safety vision and our awareness and education programs, like Global Safety Week, the strength of our program is realized in the low accident rates for the year 2024, compared with the U.S. Occupational Safety and Health Administration ("OSHA") industry average accident rates for our industry (NAICS Code 531: Real Estate). The following metrics are as of January 2025:
•Lost Time Incident Rate was 0.17 (OSHA industry average was 1.4): 12-month average of recordable illness and injuries per 100 JLL employees and JLL contractors that resulted in days away from work.
•Total Recordable Incident Rate was 0.36 (OSHA industry average was 2.1): 12-month average of recordable illness and injuries per 100 JLL employees and JLL contractors.
•Days Away, Restricted Duty and Transfer was 0.22 (OSHA industry average was 1.1): 12-month average of recordable illness and injuries per 100 full-time employees and JLL contractors that resulted in days away from work or restricted duties.
•There were zero JLL employee workplace fatalities reported in 2024.
JLL has developed a new standard for its offices, creating workplaces that are productive, healthy, sustainable and inclusive. These new standards use industry-leading practices and research-based improvements to raise the standard of our office spaces, directly affecting our employees and accelerating the transition to net zero carbon emissions.

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
Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the "JLL," "Jones Lang LaSalle," "LaSalle," and "LaSalle Investment Management" names, and our Design (Three Circles) mark that is also trademarked. Our trademark registrations have to be renewed every ten years, which we expect to continue to renew, as necessary. Based on our most recent trademark registrations, the JLL mark will expire in 2034. The JLL Design (Three Circles) mark will expire in 2031. Our LaSalle and LaSalle Investment Management marks will expire in 2031.
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
•Annual elections of all members of our Board
•Annual "say on pay" votes by shareholders with respect to executive compensation
•Right of shareholders owning 30% of the outstanding shares of our Common stock to call a special meeting of shareholders for any purpose
•Majority voting in Director elections
•Separation of Chairman and CEO roles, with the Chairman serving as Lead Independent Director
•Required approval by the Nominating, Governance and Sustainability Committee of any Director or Executive Officer related-party transactions
•Executive session among the Non-Executive Directors at each in-person meeting
•Annual self-assessment by the Board and each of its Committees

Code of Ethics. In 2022, we launched an updated version of our Code of Ethics which sets forth the ethics principles that guide our operations globally and applies to all employees of JLL and the members of our Board. The Code of Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish the operating framework to communicate, monitor and enhance our ethical culture and maintain compliance with our Code. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. For 2023 and 2024, we received Compliance Leader Verification from Ethisphere, a leading organization dedicated to advancing best practices in ethics, compliance, corporate governance and citizenship. The Compliance Leader Verification process involves a rigorous review of an ethics and compliance program and corporate culture and is awarded to select organizations that demonstrate a high level of excellence. This honor supersedes Ethisphere's Ethics Inside Certification, which we held from 2008-2022. As previously noted, we have also earned Ethisphere's World's Most Ethical Companies® recognition every year since 2008 and, in 2022, we received an award for "Best Compliance and Ethics Program" by Corporate Secretary magazine.
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
We strive to create an inclusive environment that recognizes the value of diverse perspectives and experiences. Our approach aims to enhance our performance and contribute positively to the communities in which we operate. We are committed to fair and equitable practices in recruitment, development and promotion, focusing on identifying and nurturing talent from various backgrounds. We believe that embracing a wide range of experiences and viewpoints among our employees contributes to our overall success and innovation.
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
ITEM 1A. RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the following risks that, based upon current knowledge, information and assumptions, could materially adversely affect our business, financial condition and results of operations. Some of these risks and uncertainties could affect particular segments or geographies, while others could affect all of our businesses. Although each risk is discussed separately, many are interrelated.
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
INSUFFICIENT ORGANIZATIONAL AGILITY ACROSS OUR STRATEGY, STRUCTURE, PROCESSES, PEOPLE AND TECHNOLOGY MAY IMPACT OUR COMPANY’S SUCCESS.
Our business is evolving at a rapid pace. Our organizational agility underpins our ability to mitigate many other risks, minimize impacts from adverse events, and capitalize upon opportunities when presented. The sheer size of our company -with over 112,000 employees across more than 80 countries - makes change-management and responsiveness challenging. Any global change is a complex undertaking as we are required to comply with the numerous and often contradictory local regulatory environments while achieving the objective of the change. Insufficient proactive and reactive organizational agility to industry trends and other external factors may negatively impact our operational results and cause loss of market share and negatively impact the differentiated services we provide as compared to our competitors.
Lack of responsiveness in a timely fashion could result in negative financial impact and reputational damage.
WE MAY FACE CHALLENGES IN RETAINING OUR SENIOR MANAGEMENT, MAINTAINING OUR WORKFORCE CULTURE, AND ATTRACTING AND DEVELOPING QUALIFIED EMPLOYEES.
Our success largely depends on the expertise of our senior management team and key personnel who possess extensive knowledge of our business and strategy, as well as colleagues critical to developing and retaining client relationships. The competitive nature of our industry presents ongoing challenges for retaining and attracting skilled personnel with relevant industry experience and knowledge. As we continue to grow and expand our workforce, these challenges may intensify.

Regional and national labor policies, which can be difficult to predict, may indirectly impact our ability to retain and attract key personnel.
Our ability to achieve our strategic vision, maintain business continuity, and ensure high-quality client service depends on successfully identifying, attracting, developing, and retaining talent in key positions, as well as maintaining a strong pipeline of successors for important management roles. Failure to do so could disrupt our business, impact revenues, increase costs, and affect staff morale.
As technology and market demands shift, we recognize the need to continuously upskill and reskill our workforce to maintain our competitiveness and efficiency. Failing to address this need promptly could affect our ability to adapt to changing market conditions.
Clearly defining and championing our organizational values and expectations is crucial for fostering employee engagement and reducing turnover.
OUR RELIANCE ON THIRD PARTIES COULD EXPOSE US TO INCREASED ECONOMIC AND REPUTATIONAL HARM.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, reduce costs and lower operational risks across our business and support functions. We continue to use a Vendor Code of Conduct, which is published in multiple languages on our website, to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with our Vendor Code. In addition, we leverage technology at an increasing rate to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or if appropriate oversight cannot be provided, or if they fail to comply with service level agreements or regulatory or legal requirements in a high-quality and timely manner, we could be exposed to increased operational, regulatory, financial or reputational risks. In addition, these third parties face their own technology, cybersecurity, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
OUR HEALTH, SAFETY, SECURITY AND ENVIRONMENT PROGRAM, POLICIES, AND PROCEDURES (INCLUDING THOSE OF OUR CONTRACTORS AND SUBCONTRACTORS) MAY NOT BE ADEQUATE.
Health, safety and security is a prominent part of our purpose and values, which is why we have taken steps to implement what we believe are strong operational health and safety controls. Our goal is to ensure those with whom we work and interact are unharmed by our operations. We have a multi-disciplinary safety management structure, with executive sponsorship, aimed at managing existing and emerging health and safety risks, and achieving continuous improvement.
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
WE FACE BUSINESS DISRUPTION AND RELATED RISKS RESULTING FROM HEALTH EPIDEMICS.
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
Our enterprise data governance is responsible for identifying, defining and providing direction and oversight of significant data-related business needs. Failure to effectively execute our enterprise-wide data strategy may lead to a loss of sensitive or critical data, costly remediation of data-related issues and possible regulatory or contractual penalties.
Cyber threats are proliferating and advancing the ability to identify and exploit vulnerabilities, requiring continuous evaluation and improvements to our security architecture and cyber defenses. The risk of cyber threats also extends to suppliers and vendors we engage on a principal basis to perform various services. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We service clients across multiple industry verticals - many of which are higher-profile cyber targets themselves - including financial services, technology, government institutions, healthcare and life sciences, and because of this the risk that we are subject to cyber-attack incidents may increase. In addition, the rapid evolution and increased adoption of artificial intelligence technologies amplify these risks. We are continuously hardening our infrastructure built on these technologies, monitoring for threats, and evaluating our capability to respond to any incidents to minimize any impact to our systems, data, or business operations. However, we cannot ensure that these measures will be successful in preventing any cyber-attacks.
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
In addition, we collect personal information and other data as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. The European Union ("EU") General Data Protection Regulation, for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address data privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly-acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

IMPACT OF HYBRID WORK, LOWER OFFICE REAL ESTATE OCCUPANCY RATES, AND EVOLVING REAL ESTATE TRENDS COULD ADVERSELY AFFECT OUR BUSINESS AND IMPACT OUR TRADITIONAL SERVICE OFFERINGS.
The continued evolution of remote and hybrid work models, coupled with changing attitudes toward commercial real estate, may pose risks to our business
As companies transition to, or away from, hybrid work models, the demand for traditional office spaces may be impacted. Over time, this could impact the utilization of our Work Dynamics services, including integrated facilities management, space planning, office design, and workplace strategy consulting. We must adapt our offerings to include services aligned with the changing needs of clients, such as designing flexible workspaces and integrating virtual collaboration tools.
Decreased demand for office spaces also could result in lower transaction volumes for property sales, acquisitions, and financing. This may lead to a decline in revenues generated from facilitating property transactions. A reduction in investor interest in traditional office assets may limit the availability of capital for commercial real estate investments, affecting our ability to close deals and generate fees. Reduced demand for leasing commercial properties due to hybrid work arrangements also could affect our ability to secure lease agreements and generate rental income for our clients. This may result in declining revenues from property management and brokerage services. Lower office occupancy rates and concerns about the long-term viability of traditional office spaces may affect market sentiment and property valuations, reducing liquidity and making it more challenging to execute property transactions.
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
WITH RESPECT TO LOANS WE ORIGINATE AND SERVICE, WE FACE THE RISK OF POTENTIAL BREACHES OF REPRESENTATIONS AND WARRANTIES, WHICH MAY HAVE A MATERIAL IMPACT ON OUR BUSINESS.
Our loan origination and servicing activities include participating in the Fannie Mae DUS and Freddie Mac Optigo loan programs, among others, which require us to provide representations and warranties regarding the loans we originate. These representations and warranties relate to various aspects such as the accuracy of information provided, compliance with underwriting and eligibility requirements, and adherence to program guidelines. There is a risk that representations and warranties in connection with these programs may be breached, either inadvertently or due to unforeseen circumstances. Underlying reasons for such breaches may include inaccurate, incomplete or fraudulent information provided by borrowers or third parties, errors in documentation, changes in program guidelines, or changes in the regulatory environment. If a breach of representations and warranties occurs in loans originated or serviced by us, we may be exposed to various risks, including: contractual obligations to repurchase loans (inclusive of the outstanding principal amount of the loan, accrued interest, and associated expenses) resulting in financial losses; obligations to indemnify for losses or, for loans originated under the DUS program, increase the loss-sharing; legal actions or regulatory or other penalties imposed by Fannie Mae, Freddie Mac, or other governing bodies that could result in reputational damage, financial penalties, increased compliance requirements, or restrictions on our ability to participate in future loan programs; and other outcomes that could result in financial losses or impairment of assets, impacting our financial performance, profitability, and cash flows. Given the inherent risks associated with loan origination and servicing activities, particularly in highly-regulated programs such as Fannie Mae DUS and Freddie Mac Optigo, we maintain underwriting and due diligence processes, compliance procedures, and risk mitigation measures to minimize the likelihood of breaches, though such measures may not always be fully effective in mitigating all risks, especially in the case of breaches tied to the actions of borrowers or third parties, from whom recovery may be limited.

Strategic Risk Factors
Strategic risk relates to JLL’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activities; intellectual property; and other risks, including the demand for our services, competitive threats, technology and innovation, and public policy.
WE MAY FACE CHALLENGES IN ADAPTING TO AND LEVERAGING RAPIDLY EVOLVING TECHNOLOGIES, INCLUDING ARTIFICIAL INTELLIGENCE, WHICH COULD IMPACT OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE.
The real estate industry continues to be transformed by artificial intelligence (“AI”), including generative AI, advanced analytics, and other emerging technologies. As the sector increasingly embraces data-driven decision-making, our ability to effectively manage and utilize big data and AI tools is crucial for maintaining our competitive edge. Failure to adapt to these technologies or leverage them effectively could result in loss of market share and revenues, particularly if we are unable to meet evolving client needs or align our offerings with industry standards and client expectations.
Our increasing reliance on AI technology introduces various risks, including dependency on the accuracy and reliability of AI-generated outputs, potential for data privacy and security breaches, and challenges in complying with rapidly-evolving AI regulations across multiple jurisdictions. We also face potential workforce disruption and the need for reskilling, risk of intellectual property infringement or disputes, and unforeseen consequences of AI decision-making in real estate transactions and valuations.
While we have implemented policies and safeguards governing the use of AI technology and protection of our intellectual property and sensitive information, we cannot guarantee complete adherence by our employees, contractors, or other agents. The misuse or improper implementation of AI could lead to erroneous decisions, biased outcomes, regulatory fines, or reputational damage.
The legal and regulatory landscape surrounding AI also is rapidly evolving. Navigating these changes may require significant resources to ensure compliance with both U.S. and non-U.S. laws, potentially impacting our operations and financial performance.
As AI capabilities continue to advance, we may face challenges in maintaining the relevance and competitiveness of our traditional service offerings, balancing AI-driven efficiencies with the need for human expertise in complex real estate decisions, managing client and public perceptions regarding our use of AI in service delivery, and attracting and retaining talent with the necessary skills to develop and manage AI systems.
Failure to address these challenges and risks adequately may negatively impact our operations, reputation, and financial performance. Additionally, as AI technology continues to evolve rapidly, other unforeseen risks may emerge that could adversely affect our business, financial condition, and results of operations.
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
GEOPOLITICAL VOLATILITY AND TRADE TENSIONS, INCLUDING THE IMPOSITION OF TARIFFS, COULD ADVERSELY AFFECT OUR BUSINESS.
As a global company operating in over 80 countries with varying degrees of political and economic stability and transparency, we are exposed to risks arising from geopolitical volatility and conflicts. The ongoing and evolving nature of global tensions, including but not limited to the Russia-Ukraine conflict, the Israel-Hamas war, and increasing frictions between major global powers, continues to introduce significant risks that could materially affect our operations, financial performance, and the overall global economy.
These geopolitical risks include political instability, armed conflicts, territorial disputes, terrorism, civil unrest, trade tensions, sanctions, and changes in government policies or regulations, including immigration policies. Such events can disrupt supply chains, hamper market stability, create economic uncertainties, and negatively affect consumer confidence. Additionally, fluctuations in currency exchange rates and international trade restrictions in the form of embargoes or sanctions may further compound the impact of geopolitical volatility on our business.
The imposition of tariffs on construction materials, technology products, and other goods essential to the real estate industry, particularly affects our workplace management and project and development services businesses. This can impact demand for our services, lead to supply chain disruptions, and potentially cause delays or shortages in materials needed for real estate design and development projects we oversee. The threat or imposition of new tariffs may create uncertainty in real estate markets, potentially leading to delayed investment decisions and lengthened sales cycles for our services.
Tariffs imposed by one country often lead to retaliatory measures by others, potentially escalating into trade wars with broad economic impacts affecting real estate markets globally. Navigating the complex and rapidly changing landscape of international trade regulations and tariffs requires resources and expertise, increasing our operational costs and compliance risks.
In recent years, political changes in several countries where we have significant operations have resulted in changes to financial, tax, healthcare, governance, immigration and other laws that directly affect our business and continue to evolve.
Failure to effectively manage and mitigate these risks, particularly those related to trade tensions and tariffs, could result in increased operational costs, reduced demand for our services, difficulty accessing markets, disruptions to our operations, or damage to our reputation and financial performance. Our clients may be hesitant to enter into certain real estate transactions due to geopolitical uncertainty and volatility, which may result in lengthening sales cycles.
We continue to monitor these developments closely and adapt our strategies to mitigate their impact on our global operations and client relationships. However, the unpredictable nature of geopolitical events and trade policies means that we cannot fully insulate our business from these risks. Failure to effectively manage and mitigate these risks could result in increased operational costs, reduced demand for our services, difficulty accessing markets, disruptions to our operations, or damage to our reputation and financial performance.
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

Many of our competitors are local or regional firms, which may be substantially smaller in size than us but hold a larger share of a specific local market. Some of our competitors have expanded the services they offer in an attempt to gain additional business. Some may be providing outsourced facility management services to sell clients' products that we do not offer. In some sectors of our business, some of our competitors may have greater financial, technical and marketing resources, larger customer bases, and more established relationships with their customers and suppliers than we have. Larger or better-capitalized competitors in those sectors may be able to respond faster to the need for technological change, price their services more aggressively, compete more effectively for skilled professionals, finance acquisitions more easily, develop innovative products more effectively, and generally compete more aggressively for market share. This can also lead to increasing commoditization of the services we provide and increasing downward pressure on the fees we can charge.
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
We are also dependent on long-term client relationships and revenue received for services under various service agreements. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Weaknesses in the markets in which our clients compete may lead to additional pricing pressure from clients as they themselves come under financial pressure.
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
Growth in our property management and workplace management businesses and other services related to the growth of outsourcing of corporate real estate services has, to an extent, lessened the seasonality in our revenue and profits during the past several years.

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
WE ARE SUBJECT TO RISKS INHERENT TO INVESTMENT (INCLUDING CO-INVESTMENT) AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
An important part of our business strategy includes investing in (i) real estate, both individually and along with our investment management clients, and (ii) proptech funds and early to mid-stage proptech companies. As of December 31, 2024, we have unfunded commitment obligations of up to $299.6 million to fund future investments across our investment strategies. To remain competitive with well-capitalized financial services firms, we may also use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
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

Legal, Compliance and Regulatory Risk Factors
Legal and compliance risk relates to risks arising from the government and regulatory environment and action, legal proceedings, and compliance with integrity policies and procedures. Government and regulatory risks include the risk that government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.
COMPLIANCE WITH MULTIPLE AND POTENTIALLY CONFLICTING LAWS AND REGULATIONS, INCLUDING SANCTIONS AND ANTI-MONEY LAUNDERING REQUIREMENTS, AND DEALING WITH CHANGES IN LEGAL AND REGULATORY REQUIREMENTS MAY BE DIFFICULT, BURDENSOME AND/OR EXPENSIVE.
We face a broad range of legal and regulatory environments in the countries in which we do business and identifying and complying with these regulations is complex. We may not be successful in complying with regulations in all situations and could, therefore, be subject to regulatory actions and fines for non-compliance.
We are subject to evolving and increasingly complex sanctions regimes and anti-money laundering (“AML”) regulations. As a global company, we must navigate a web of international sanctions imposed by various jurisdictions, including the U.S., EU and UK. These trade sanctions can target countries, entities, individuals, sectors, and designated goods, and they can change rapidly in response to geopolitical events. Failure to comply with applicable trade sanctions could result in severe penalties, including substantial fines, loss of business licenses, and reputational damage.
Similarly, AML regulations require us to implement “know your customer” (KYC) procedures and report suspicious transactions. The global nature of our business, particularly in real estate transactions and investment management, exposes us to the risk of inadvertently facilitating money laundering or terrorist financing. Penalties for AML violations can be severe, including criminal prosecution of the company and individual employees.
Our employees or suppliers may directly or indirectly engage in unethical, illegal or non-compliant practices related to bribery, corruption, money laundering, fraud, international trade sanctions, modern slavery, violations of applicable data privacy laws, or other acts that constitute a breach of our Code of Ethics. Failure to adequately prevent, monitor, and detect such behavior could lead to significant reputational damage, regulatory consequences, and adversely impact our operations, profitability and enterprise value.
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
U.S. laws and regulations govern the provision of products and services to, and of other trade-related activities involving, certain targeted countries and parties. As a result, we have had longstanding policies and procedures to restrict or prohibit sales of our services into countries subject to embargoes and sanctions, or to countries designated as state sponsors of terrorism. In conjunction with such policies, we have also implemented certain procedures to evaluate whether existing or potential clients appear on the "Specially Designated Nationals and Blocked Persons List" maintained by OFAC. However, the complexity and rapid changes in sanctions regimes mean that we may inadvertently engage with sanctioned entities or individuals.

Changes in governments or majority political parties may result in significant changes in enforcement priorities with respect to employment, health and safety, tax, securities disclosure and other regulations, which, in turn, could negatively affect our business. The increasing focus on ESG factors by regulators in many geographies may also lead to new compliance requirements and potential liabilities.
To address these risks, we continually invest in our compliance programs, including our sanctions screening and AML procedures. However, the global scale of our operations and the complexity of the regulatory landscape mean that we cannot guarantee full compliance at all times. Any failure to comply with applicable laws and regulations, particularly those related to sanctions, anti-corruption laws and AML, could result in significant financial penalties, criminal sanctions, and severe reputational damage.
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
The impact of climate change presents a significant risk. Damage to assets caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. We also anticipate the potential effects of climate change will increasingly impact our own operations and those of client properties we manage, especially when they are in coastal cities, and may impair asset valuations.
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
Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. In Europe, the European Union's Environmental Liability Directive establishes a comprehensive liability standard, but individual EU countries may have stricter regulations. The risks may not be limited to fines and the costs of remediation. In Brazil, employees risk jail sentences as well as fines in connection with pollution incidents. China has set ambitious climate goals, including achieving carbon neutrality by 2060, and has implemented various policies and regulations to support these objectives. This follows environmental protection laws passed in 2014 designed to limit contaminated water, air and soil linked to economic growth and public health. New environmental legislation and regulations may require us to make material changes to our operations, which could adversely affect operating results. Furthermore, the perspectives of shareholders, employees and other stakeholders regarding these standards may affect our business activities and increase disclosure requirements, which may increase our costs.
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
Our business faces evolving climate change disclosure requirements, including the recommendations outlined by the Task Force on Climate-related Financial Disclosures (TCFD) and the Corporate Sustainability Reporting Directive (CSRD). Failure to fulfill these obligations, including the proper disclosure of climate-related risks, opportunities, and our approach to managing them, may lead to reputational damage, legal and regulatory sanctions and potential financial consequences. Developments in climate change reporting standards, frameworks and guidelines may require us to provide more detailed information on greenhouse gas emissions, climate-related risks and sustainability initiatives, increasing the complexity and cost of compliance. Furthermore, the potential misinterpretation or criticism of our disclosed climate change data and actions could impact our relationships with investors, customers and other stakeholders. Additionally, as climate-related regulations and reporting requirements continue to evolve globally, we may face challenges in maintaining compliance across all jurisdictions in which we operate, potentially leading to increased operational costs and complexity in our reporting process.

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
VOLATILITY IN TRANSACTIONAL-BASED REVENUE MAY IMPACT OUR PROFITABILITY.
We have product offerings, such as leasing and capital markets activities including investment sales and debt advisory, that generate fees based on the timing, size and pricing of closed transactions, and these fees may significantly contribute to our net income and to changes in earnings from one quarter or year to the next. Volatility in this component of our earnings is inevitable due to the nature of these businesses and the amount of the fees we will recognize in future quarters is inherently unpredictable.
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
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. Our revenue from outside of the United States approximated 39% of our total revenue for 2024. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
DOWNGRADES IN OUR CREDIT RATINGS COULD INCREASE OUR BORROWING COSTS OR REDUCE OUR ACCESS TO FUNDING SOURCES IN THE CREDIT AND CAPITAL MARKETS.
We are currently assigned corporate credit ratings from Moody's and S&P based on their evaluation of our creditworthiness. As of the date of this filing, our debt ratings remain investment grade, but there can be no assurance we will not be downgraded or that any of our ratings will remain investment grade in the future. If our credit ratings are downgraded or other negative action is taken, by one or more rating agencies, this could adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

ADVERSE DEVELOPMENTS IN THE CREDIT MARKETS MAY IMPACT OUR ABILITY TO OBTAIN NEW CREDIT COMMITMENTS ON FAVORABLE TERMS AND INCREASE OUR EXPOSURE TO FINANCIAL RISKS OF COUNTERPARTIES WITH WHOM WE CONDUCT BUSINESS.
Disruptions and dynamic changes in the financial markets may increase the counterparty risk to us from a financial standpoint, including with respect to:
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
General Risk Factors
OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC CONDITIONS AND REAL ESTATE MARKET CONDITIONS AS WELL AS SUPPLY-CHAIN PRESSURES.
The success of our business is significantly related to general economic conditions. Further, our business and financial conditions correlate strongly to local, national and regional economic and political conditions or, at least, the perceptions of and confidence in those conditions. Interest rate volatility, tighter lending standards, and elevated price uncertainty can put downward pressure on transaction volumes and significantly impact our fees and our business with revenues and assets tied to market performance.
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. While supply-chain pressures have eased somewhat since 2022, ongoing challenges persist, potentially impacting our ability to deliver goods and services to our clients and affecting the resultant costs in doing so.
In 2023 and early 2024, we continued to observe the effects of a global economic slowdown, partly driven by sustained high interest rates aimed at tackling inflation. The risk of market volatility and fluctuating real estate asset values could create liquidity issues for our counterparties and/or lead to tightened lending conditions, which may negatively affect our cash flow and access to credit. Persistent economic uncertainty may prolong commercial real estate and investor decision making and have a dampening effect on our results.
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
WE MUST CONTINUE TO MAINTAIN SATISFACTORY INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES.
If we are not able to continue to operate successfully under the requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, or if there is a failure of one or more controls over financial reporting due to fraud, improper execution or the failure of such controls to adjust adequately as our business evolves, then our reputation, financial results and the market price of our stock could suffer. While our management has concluded that our internal control over financial reporting as required for purposes of this Annual Report on Form 10-K was effective as of December 31, 2024, and our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting, there can be no assurance our internal controls will be effective or we will continue to receive an unqualified opinion in future years. If we identify one or more material weaknesses in our internal control over financial reporting in the future that we cannot remediate in a timely fashion, this could restrict our ability to access the capital markets, subject us to fines, penalties, investigations, harm our reputation, or otherwise cause a decline in the trading price of our stock and investor confidence.
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
In addition, the potential exists for significant legislative policy change in the taxation of multinational corporations, as has recently been the subject of the “Pillar One” and “Pillar Two” initiatives of the Organization for Economic Co-operation and Development, the European Union Anti-Tax Avoidance Directives, and legislation enacted or to be enacted pursuant to those initiatives. It is also possible that some governments will make significant changes to their tax policies in response to factors such as budgetary needs, feedback from the business community and the public view on applicable tax planning activities. Further, interpretations of existing tax law in various countries may change due to the regulatory and examination policies of the tax authorities and the decisions of courts.
We face such risks both in our own business and in the investment funds LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our cybersecurity program, led by our Global Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), is designed to protect and preserve the confidentiality, integrity and availability of all information and systems owned by us or in our care. The Audit and Risk Committee of our Board of Directors oversees cybersecurity, as outlined in its charter and disclosed in our proxy statement.
In addition, cybersecurity is reviewed as part of our enterprise risk management program led by our Director of Enterprise Risk Management, which assesses our significant enterprise risks, provides a summary of those risks and primary mitigations, identifies control improvement projects for our significant risks, and regularly reports on the progress of control improvement projects for those risks to our GEB and the Audit and Risk Committee of our Board of Directors.
Our cybersecurity strategy implements layered controls aligned with the National Institute of Standards and Technology (NIST) cybersecurity framework to minimize both the likelihood and potential impact of cybersecurity events.
Our CISO, who holds advanced qualifications and has extensive experience in cybersecurity, leads a global team of cybersecurity professionals. Our CISO reports to our CIO who is responsible for the Company's technology, data and information management strategy, and brings over two decades of relevant experience to the role.
We engage third-party consultants for assessing, identifying and managing material cybersecurity risks, including those associated with certain third-party providers. We maintain a cyber incident response plan and regularly conduct simulations and tabletop exercises.
In 2023, we established an executive management group responsible for determining the materiality of cybersecurity incidents and necessary disclosures. This group consists of our CISO, Chief Financial Officer, Chief Legal Officer and Chief Accounting Officer.
Like other companies with a large technology footprint and high-profile client base, we are regularly subject to cyberattacks. While certain attacks have been successful, thus far none have had a material impact on our or our clients' operations. In addition, we acknowledge that cybersecurity threats could significantly impact our business strategy, operations, or financial condition. As such, we continue to enhance our infrastructure, monitor for threats, and evaluate our response capabilities as we deploy additional mobile and cloud technologies. Also refer to our discussion of material cybersecurity risks in the "Operational Risk Factors" section of Item 1A, Risk Factors, of this report.
Our Management and the Board of Directors provide significant oversight of cybersecurity risks. In May 2022, the Board expanded the Audit Committee’s charter to include cybersecurity and information technology readiness. In addition, the Audit Committee was renamed to the “Audit and Risk Committee” to more accurately align with its responsibility to assist the Board in overseeing our policies, program and related risks identified as part of the enterprise risk management framework and cybersecurity and information technology. Further enhancing our cybersecurity governance, in 2024, the Cybersecurity Subcommittee of the Audit and Risk Committee was formally established. This subcommittee generally meets on a quarterly basis and regularly reports to the Audit and Risk Committee, providing an additional layer of specialized oversight on cybersecurity matters.
The Audit and Risk Committee, its Cybersecurity Subcommittee, and management’s Cyber Governance Committee receive regular reports on our information security program, including top risks, strategy, controls, incident response plans, metrics, and training protocols. Reports are also shared with the full Board of Directors.
We maintain a cyber risk insurance policy, but costs related to cybersecurity threats or disruptions may not be fully insured. We acknowledge that successful cyberattacks could result in substantial costs, liability, reputational harm, and significant remediation expenses.

ITEM 2. PROPERTIES
Our principal corporate holding company headquarters is located at 200 East Randolph Street, Chicago, Illinois, where we currently occupy approximately 138,000 square feet of office space under a lease that expires in May 2032. Our regional headquarters for our Americas, EMEA and Asia Pacific businesses are located in Chicago, London and Singapore, respectively. We have 310 corporate offices worldwide located in most major cities and metropolitan areas as follows: 138 offices in 9 countries in the Americas (including 112 in the United States), 94 offices in 23 countries in EMEA, and 78 offices in 15 countries in Asia Pacific. In addition, we have on-site property and facility management offices, generally located within properties we manage, provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 5, 2025, there were over 350 shareholders of record of our common stock and more than 150,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Share Repurchases
During the year ended December 31, 2024, we repurchased 373,127 shares for $80.4 million, compared with 410,260 shares repurchased for $62.0 million in 2023.
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2024 - October 31, 2024	25,155	$266.34	25,155
November 1, 2024 - November 30, 2024	25,322	$268.45	25,322
December 1, 2024 - December 31, 2024	24,768	$266.56	24,768	$1,013.2
Total	75,245		75,245
Dividends
We did not declare or pay any dividends in 2024 or 2023. Any future decision to declare and pay dividends remains subject to the discretion of our Board of Directors.
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

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company traded in the U.S., and 4) Savills plc (SVS.L), a real estate services company traded on the London Stock Exchange. The following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2019.

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
December 31,
Peer Groups
S&P 500
JLL

	December 31,
	2019	2020	2021	2022	2023	2024
JLL	$100	$85	$154	$92	$108	$145
S&P 500	100	116	148	119	148	182
Peer Group	100	98	169	116	142	194

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
In this Item, we discuss results for the years ended December 31, 2024 and 2023 and the comparison between these years. Discussions of results for the year ended December 31, 2022 and comparisons between 2023 and 2022 results can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Second, JLL Technologies invests in proptech funds and early to mid-stage companies to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Ventures Funds. We account for a majority of these investments at fair value. Certain investments are accounted for under the measurement alternative, defined as cost minus impairment.
Where applicable, we estimate fair value of our investments using the net asset value ("NAV") per share (or its equivalent) our investees provide. Critical inputs to NAV estimates include fund financial statements, valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates and asset-specific market borrowing rates. In circumstances where the NAV provided by the investee has a reporting date different than ours or when the NAV is not calculated consistent with U.S. GAAP measurement principles, we adjust the NAV accordingly.
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
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2024, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
NEW ACCOUNTING STANDARDS
Refer to Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8.
ITEMS AFFECTING COMPARABILITY
Macroeconomic Conditions
Our results of operations and the variability of these results are significantly influenced by (i) macroeconomic trends, (ii) geopolitical environment, (iii) global and regional real estate markets and (iv) financial and credit markets. These macroeconomic and other conditions have had, and we expect will continue to have, a significant impact on the variability of our results of operations.
Acquisitions and Dispositions
The timing of acquisitions may impact the comparability of our results on a year-over-year basis. Our results include incremental revenues and expenses following the completion date of an acquisition. Relating to dispositions, comparable results will include the revenues and expenses of recent dispositions, and may also include gains (losses) on the disposition. In addition, there is generally an initial adverse impact on net income from an acquisition as a result of pre-acquisition due diligence expenditures, transaction/deal costs and post-acquisition integration costs, such as fees from third-party advisors engaged to assist with onboarding and process alignment, retention and severance expense, early lease termination costs, and other integration expenses. For dispositions, we may also incur such incremental costs during the disposition process and these costs could have an adverse impact on net income.
Transaction-Based Revenues and Equity Earnings
Transaction-based revenues are impacted by the size and timing of our clients' transactions. Such revenues include investment sales and other capital markets activities, agency and tenant representation leasing transactions, incentive fees, and other services/offerings, which increase the variability of the revenue we earn. Specifically for LaSalle, the magnitude and timing of recognition of incentive fees are driven by one or a combination of the following: changes in valuations of the underlying investments; dispositions of managed assets; and the contractual measurement periods with clients. The timing and the magnitude of transaction-based revenues can vary significantly from year to year and quarter to quarter, and also vary geographically.
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
Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a maximum borrowing capacity of $3.30 billion as of December 31, 2024. The Facility consists of revolving credit available for working capital, investments, capital expenditures and acquisitions. We had $88.6 million of outstanding borrowings, net of debt issuance costs, under the Facility as of December 31, 2024. The Facility bears a variable rate of interest that fluctuates based on market rates.
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
On June 27, 2024, we established a commercial paper program (the “Program”) in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time. We had $199.3 million of outstanding borrowings, net of debt issuance costs as of December 31, 2024. Our Program provides us with another source of short-term capital, which may help us mitigate interest rate risk.
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. If interest rates were 50 basis points higher during 2024, Interest expense, net of interest income, would have been $6.9 million higher.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 39% and 41% of our total revenue for the years ended December 31, 2024 and 2023, respectively, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
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

We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany loan balances. Generally, the maturity of these contracts is less than 60 days. As of December 31, 2024, we had forward exchange contracts in effect with a gross notional value of $2.21 billion ($1.08 billion on a net basis). This corresponding net carrying gain is generally offset by a carrying loss in associated intercompany loans.
Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2024	% of Total	2023	% of Total
United States dollar	$14,402.3	61.5%	$12,258.9	59.0%
British pound	1,773.5	7.6	1,640.0	7.9
Euro	1,464.9	6.3	1,436.1	6.9
Australian dollar	1,085.3	4.6	1,036.9	5.0
Indian rupee	823.8	3.5	661.4	3.2
Canadian dollar	612.6	2.6	613.8	3.0
Hong Kong dollar	567.1	2.4	544.8	2.6
Chinese yuan	488.1	2.1	480.9	2.3
Singapore dollar	447.3	1.9	425.4	2.0
Japanese yen	346.3	1.5	286.6	1.4
Other currencies	1,421.7	6.0	1,376.0	6.7
Total revenue	$23,432.9	100.0%	$20,760.8	100.0%
Had British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2024, we estimate our reported operating income would have increased by $6.6 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2024, we estimate our reported operating income would have increased by $2.7 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions, including inflation. However, we do not believe inflation had a material impact on our results of operations for the twelve months ended December 31, 2024.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for LaSalle are reported on a one-quarter lag.
•"n.m.": not meaningful, represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•We define "Resilient" revenue as (i) Property Management, within Markets Advisory, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets, (iii) Workplace Management, within Work Dynamics, (iv) JLL Technologies and (v) Advisory Fees, within LaSalle.
•We define "Transactional" revenue as (i) Leasing and Advisory, Consulting and Other, within Markets Advisory, (ii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets, (iii) Project Management and Portfolio Services and Other, within Work Dynamics and (iv) Incentive fees and Transaction fees and other, within LaSalle.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
Year Ended December 31, 2024 compared with Year Ended December 31, 2023

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2024	2023	U.S. dollars
Markets Advisory	$4,500.7	4,121.6	379.1	9%	9%
Capital Markets	2,040.4	1,778.0	262.4	15	15
Work Dynamics	16,197.6	14,131.1	2,066.5	15	15
JLL Technologies	226.3	246.4	(20.1)	(8)	(8)
LaSalle	467.9	483.7	(15.8)	(3)	(2)
Revenue	$23,432.9	20,760.8	2,672.1	13%	13%
Platform compensation and benefits	$5,652.8	5,310.4	342.4	6%	7%
Platform operating, administrative and other expenses	1,242.1	1,158.9	83.2	7	7
Depreciation and amortization	255.8	238.4	17.4	7	7
Total platform operating expenses	7,150.7	6,707.7	443.0	7	7
Gross contract costs	15,391.0	13,375.9	2,015.1	15	15
Restructuring and acquisition charges	23.1	100.7	(77.6)	(77)	(77)
Total operating expenses	$22,564.8	20,184.3	2,380.5	12%	12%
Operating income	$868.1	576.5	291.6	51%	54%
Equity losses	$(70.8)	(194.1)	123.3	64%	64%
Net non-cash MSR and mortgage banking derivative activity	$(18.2)	(18.2)	—	—%	—%
Adjusted EBITDA	$1,186.3	938.4	247.9	26%	28%

Non-GAAP Financial Measures
Management uses certain non-GAAP financial measures to develop budgets and forecasts, measure and reward performance against those budgets and forecasts, and enhance comparability to prior periods. These measures are believed to be useful to investors and other external stakeholders as supplemental measures of core operating performance and include the following.
(i)Adjusted EBITDA attributable to common shareholders ("Adjusted EBITDA") and
(ii)Percentage changes against prior periods presented on a local currency basis.
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
Effective January 1, 2024, we updated our definition of Adjusted EBITDA to exclude certain equity earnings/losses as further described below. Comparable periods have been recast to conform to the revised presentation.
Also effective with 2024 reporting, we no longer report the non-GAAP measures "Fee revenue" and "Fee-based operating expenses" following the conclusion of a comment letter from the Securities and Exchange Commission Staff in February 2024.
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
Restructuring and acquisition charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes, (ii) acquisition, transaction and integration-related charges, including non-cash fair value adjustments to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets and (iii) other restructuring, including lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments’ reconciliation to Adjusted EBITDA.
Gain/loss on disposition reflects the gain or loss recognized on the sale or disposition of businesses. Given the low frequency of business disposals by the company historically, the gain or loss directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2024, we did not recognize any gain or loss on disposition. In 2023, the $0.5 million net loss included $1.8 million of loss related to the disposition of a business in Markets Advisory, partially offset by a $1.3 million gain related to the disposition of a business in Markets Advisory and Capital Markets.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Year Ended December 31,
(in millions)	2024	2023
Net income attributable to common shareholders	$546.8	225.4
Add:
Interest expense, net of interest income	136.9	135.4
Income tax provision	132.5	25.7
Depreciation and amortization(1)	252.0	234.4
Adjustments:
Restructuring and acquisition charges	23.1	100.7
Net loss (gain) on disposition	—	0.5
Net non-cash MSR and mortgage banking derivative activity	18.2	18.2
Interest on employee loans, net of forgiveness	(5.9)	(3.6)
Equity losses - JLL Technologies and LaSalle	76.4	201.7
Credit losses on convertible note investments	6.3	—
Adjusted EBITDA	$1,186.3	938.4
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

	Year Ended December 31,
($ in millions)	2024	% Change
Revenue:
At current period exchange rates	$23,432.9	13%
Impact of change in exchange rates	52.5	n/a
At comparative period exchange rates	$23,485.4	13%

Operating income:
At current period exchange rates	$868.1	51%
Impact of change in exchange rates	17.2	n/a
At comparative period exchange rates	$885.3	54%

Adjusted EBITDA:
At current period exchange rates	$1,186.3	26%
Impact of change in exchange rates	14.7	n/a
At comparative period exchange rates	$1,201.0	28%

Revenue
Consolidated revenue grew 13% and was broad-based across revenue types and most sub-segments. Resilient revenues grew 14% collectively, highlighted by Workplace Management, up 17%, and Property Management, up 8%. Growth in these businesses outpaced declines in LaSalle Advisory Fees, down 7%, and JLL Technologies, down 8%. Fueled by a strong second half of 2024, Transactional revenue increased 11% collectively, led by (i) Leasing, up 11%, (ii) Investment Sales, Debt/Equity Advisory and Other, up 20%, and (iii) Project Management, up 8%.
The following highlights Revenue by segment and type (Transactional versus Resilient), for the current and prior year ($ in millions). Refer to segment operating results for further detail.
Operating Expenses
Operating expenses increased 12% to $22.6 billion in 2024. Generally, the net increase in platform operating expenses was largely driven by growth in revenue-related expenses, partially offset by greater platform leverage. Gross contract costs also increased due to top-line performance. Refer to segment operating results for additional detail.
Restructuring and acquisition charges were lower in 2024, compared with 2023, primarily due to (i) an expense credit in the third quarter of 2024 associated with a reduction to an acquisition-related earn-out and (ii) lower employment-related costs over the full year as significant cost-out actions were executed in 2023. Refer to the following table for further detail.

	Year Ended December 31,
(in millions)	2024	2023
Severance and other employment-related charges	$27.1	62.1
Restructuring, pre-acquisition and post-acquisition charges	28.6	43.0
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(32.6)	(4.4)
Restructuring and acquisition charges	$23.1	100.7

Interest Expense
Interest expense, net of interest income, for 2024 was $136.9 million, compared to $135.4 million in 2023. The average outstanding borrowings under our credit facilities and commercial paper program was $1,381.4 million this year, with an average effective interest rate of 5.9%, in 2024, compared with $1,875.9 million, also with an average effective interest rate of 5.9%, during 2023.
Equity Earnings (Losses)
The following details Equity losses by relevant segment. Refer to the segment discussions for additional details.

	Year Ended December 31,
(in millions)	2024	2023
JLL Technologies	$(53.8)	(177.0)
LaSalle	(22.6)	(24.7)
Other	5.6	7.6
Equity losses	$(70.8)	(194.1)
Income Taxes
The provision for income taxes was $132.5 million and $25.7 million for the years ended December 31, 2024 and 2023, respectively, representing effective tax rates ("ETR") of 19.5% and 10.2%, respectively. The meaningfully lower ETR in 2023 was primarily attributable to the significantly lower pre-tax earnings (compared to 2024) as well as the geographic mix of income. Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $546.8 million for the year, or $11.30 per diluted common share, compared with $225.4 million for 2023, or $4.67 per diluted common share. Adjusted EBITDA increased 28% from the prior year to $1,186.3 million in 2024.
Adjusted EBITDA expansion was primarily attributable to (i) higher revenues, both Transactional and certain Resilient revenue streams, including Workplace Management within Work Dynamics, and (ii) cost discipline and enhanced platform leverage. These drivers notably outpaced the $19.5 million expense associated with the Fannie Mae loan repurchase and the $18.1 million impact associated with an outsized prior-year actuarial benefit. Refer to the segment performance highlights for additional detail.
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

Markets Advisory

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Leasing	$2,596.2	2,343.6	252.6	11%	11%
Property Management	1,795.1	1,675.1	120.0	7	8
Advisory, Consulting and Other	109.4	102.9	6.5	6	7
Revenue	$4,500.7	4,121.6	379.1	9%	9%
Platform compensation and benefits	$2,309.2	2,178.2	131.0	6%	6%
Platform operating, administrative and other	371.9	368.3	3.6	1	1
Depreciation and amortization	70.0	69.6	0.4	1	1
Segment platform operating expenses	2,751.1	2,616.1	135.0	5	5
Gross contract costs	1,269.6	1,153.6	116.0	10	11
Segment operating expenses	$4,020.7	3,769.7	251.0	7%	7%
Equity earnings (losses)	$0.7	(0.5)	1.2	240%	227%
Adjusted EBITDA	$547.6	416.6	131.0	31%	31%
The broad-based increase in Markets Advisory revenue was primarily driven by Leasing and led by the office sector. Many geographies achieved double-digit Leasing revenue growth, most notably the U.S., India and the UK. In addition, the number of large Leasing deals (where JLL has a greater presence) increased over the prior year in nearly all asset classes. Property Management revenue growth for the year was led by expansions in the U.S. and several countries in Asia Pacific, largely due to greater pass-through costs (i.e., Gross contract costs), as management fees increased low single-digits.
The increase in Segment platform operating expenses was driven by higher commissions, partially offset by greater platform leverage.
Higher Adjusted EBITDA was driven by transactional revenue growth, which outpaced the expense increased described above.

Capital Markets

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$1,506.2	1,261.6	244.6	19%	20%
Value and Risk Advisory	373.0	363.8	9.2	3	3
Loan Servicing	161.2	152.6	8.6	6	6
Revenue	$2,040.4	1,778.0	262.4	15%	15%
Platform compensation and benefits	$1,491.9	1,337.7	154.2	12%	12%
Platform operating, administrative and other	278.4	246.1	32.3	13	13
Depreciation and amortization	66.8	65.6	1.2	2	2
Segment platform operating expenses	1,837.1	1,649.4	187.7	11	11
Gross contract costs	48.6	47.5	1.1	2	3
Segment operating expenses	$1,885.7	1,696.9	188.8	11%	11%
Equity earnings	$2.7	6.7	(4.0)	(60)%	(59)%
Net non-cash MSR and mortgage banking derivative activity	$(18.2)	(18.2)	—	—%	—%
Adjusted EBITDA	$244.4	173.1	71.3	41%	42%
Capital Markets top-line results were driven by Investment Sales, Debt/Equity Advisory and Other as investor sentiment and increasing interest rate stability supported year-over-year accelerated activity. Both investment sales and debt advisory achieved double-digit growth across most geographies. Investment sales in the U.S. grew 30%, outperforming the broader market for U.S. investment sales, which grew 12% according to JLL Research.
The increase in Segment platform operating expenses was driven by (i) higher commissions, correlated to revenue growth, (ii) the $19.5 million adverse impact associated with the August repurchase of a Fannie Mae loan and (iii) $5.1 million higher non-cash expense attributable to the year-over-year change in loan loss credit reserves.
The Adjusted EBITDA improvement was largely attributable to transactional revenue growth, together with cost discipline, tempered by the expense drivers described above.

Work Dynamics

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Workplace Management	$12,529.7	10,706.2	1,823.5	17%	17%
Project Management	3,151.9	2,924.8	227.1	8	8
Portfolio Services and Other	516.0	500.1	15.9	3	3
Revenue	$16,197.6	14,131.1	2,066.5	15%	15%
Platform compensation and benefits	$1,385.8	1,305.1	80.7	6%	6%
Platform operating, administrative and other	467.8	431.6	36.2	8	9
Depreciation and amortization	91.1	79.2	11.9	15	15
Segment platform operating expenses	1,944.7	1,815.9	128.8	7	7
Gross contract costs	14,029.9	12,131.4	1,898.5	16	16
Segment operating expenses	$15,974.6	13,947.3	2,027.3	15%	15%
Equity earnings	$2.2	1.4	0.8	57%	58%
Adjusted EBITDA	$316.3	264.0	52.3	20%	20%
Work Dynamics revenue growth was led by continued strong performance in Workplace Management, largely from a balanced mix of client wins and mandate expansions, as well as incremental pass-through costs in the United States. Project Management revenue performance varied across geographies given shifts in business mix as management fees increased in the mid-single digits, supplemented by higher pass-through costs.
The increase in Segment platform operating expenses was driven by (i) a nearly $13 million lower actuarial benefit associated with U.S. medical self-insurance compared to the prior year, (ii) higher U.S. state gross receipt tax expense reported in the third quarter of 2024 and (iii) incremental investments in our platform (including technology and artificial intelligence capabilities).
Adjusted EBITDA growth was driven by top-line performance, which more than overcame the incremental expenses described above.

JLL Technologies

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Revenue	$226.3	246.4	(20.1)	(8)%	(8)%
Platform compensation and benefits(1)	$197.0	200.7	(3.7)	(2%)	(2%)
Platform operating, administrative and other	54.2	50.3	3.9	8	8
Depreciation and amortization	19.4	15.9	3.5	22	22
Segment platform operating expenses	270.6	266.9	3.7	1	1
Gross contract costs	5.5	14.5	(9.0)	(62)	(62)
Segment operating expenses	$276.1	281.4	(5.3)	(2)%	(2)%
Adjusted EBITDA(2)	$(22.3)	(19.1)	(3.2)	(17)%	(15)%
Equity losses	$(53.8)	(177.0)	123.2	70%	70%
(1) Included in Compensation and benefits expenses for JLL Technologies is carried interest expense of $2.7 million for the twelve months ended December 31, 2024, and carried interest benefit of $13.8 million for the twelve months ended December 31, 2023. Carried interest expense (benefit) is associated with equity earnings/losses on Spark Venture Funds investments.
(2) Adjusted EBITDA excludes Equity losses for JLL Technologies.
The decrease in JLL Technologies revenue was due to lower contract signings in technology solutions over the past year, partially offset by modest growth in software services.
The net increase in Segment platform operating expenses was largely driven by a $16.5 million year-over-year difference associated with carried interest expense (given incremental expense in 2024 compared with a reduction in carried interest in 2023), largely offset by the impact of cost discipline and improved operating efficiency achieved over the past year.
The decline in Adjusted EBITDA was attributable to the revenue and expense drivers described above.
Lower equity losses in 2024 were attributable to modest valuation increases across several investments, offset by less significant valuation declines compared with 2023.

LaSalle

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2024	2023	U.S. dollars		Currency
Advisory fees	$373.8	406.2	(32.4)	(8)%	(7)%
Transaction fees and other	33.5	30.0	3.5	12	14
Incentive fees	60.6	47.5	13.1	28	36
Revenue	$467.9	483.7	(15.8)	(3)%	(2)%
Platform compensation and benefits	$268.9	288.7	(19.8)	(7)%	(6)%
Platform operating, administrative and other	69.8	62.6	7.2	12	11
Depreciation and amortization	8.5	8.1	0.4	5	5
Segment platform operating expenses	347.2	359.4	(12.2)	(3)	(3)
Gross contract costs	37.4	28.9	8.5	29	30
Segment operating expenses	$384.6	388.3	(3.7)	(1)%	—%
Adjusted EBITDA (1)	$100.3	103.8	(3.5)	(3)%	1%
Equity losses	$(22.6)	(24.7)	2.1	9%	9%
(1) Adjusted EBITDA excludes Equity losses for LaSalle.
The decrease in revenue was driven by lower advisory fees, which reflected (i) reduced fees in Europe as a result of structural changes to a lower-margin business and (ii) declines in AUM over the trailing twelve months. The decrease in advisory fees was largely offset by higher incentive fees, in particular those earned in the fourth quarter of 2024 from asset dispositions on behalf of clients in Asia Pacific.
Lower Segment platform operating expenses reflected (i) lower variable incentive compensation expense as a result of decreased revenue and (ii) the 2024 benefit of cost management actions. These decreases were partially offset by a few discrete, individually immaterial expense items.
Adjusted EBITDA was flat compared to the prior year, reflecting the lower revenues offset by the expense drivers noted above and an $8.2 million gain recognized in the second quarter of 2024 following the purchase of a controlling interest in a LaSalle-managed fund.
Net equity losses were lower in 2024 as LaSalle reported equity earnings for the fourth-quarter, as valuation movements in AUM continue to stabilize. The fourth quarter of 2024 was the first quarter since mid-2022 with positive equity earnings, reflecting greater stabilization of underlying valuations.
In 2024, AUM decreased nominally in USD (3% in local currency). Changes in AUM are detailed below (in billions):

Beginning balance (December 31, 2023)	$89.0
Asset acquisitions/takeovers	4.6
Asset dispositions/withdrawals	(5.3)
Valuation changes	(1.3)
Foreign currency translation	2.4
Change in uncalled committed capital and cash held	(0.6)
Ending balance (December 31, 2024)	$88.8

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Operating activities provided $785.3 million of cash in 2024, compared with $575.8 million provided in 2023. Improved cash flow performance was primarily driven by (i) higher cash provided by earnings, (ii) higher commission and bonus accruals (versus payments made) and (iii) improvements in Net reimbursables. These were partially offset by an increase in receivables associated with revenue growth, $126.4 million of higher cash taxes paid, and the August 2024 loan repurchase from Fannie Mae.
Cash Flows from Investing Activities
We used $316.8 million of cash for investing activities during 2024, compared with $290.4 million used in 2023. Net cash outflow increased in 2024 due to higher business acquisition volumes in the current year, partially offset by lower investment activity within JLL Technologies and LaSalle. We discuss key drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $451.2 million of cash during 2024, compared with $374.3 million used during 2023. This change resulted from a net year-over-year decrease in debt outstanding, as cash provided by earnings was higher in 2024. We discuss the key components of our financing activity below in further detail.
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

	December 31,
(in millions)	2024	2023
Outstanding borrowings under the Facility	$100.0	625.0
Short-term borrowings	153.8	147.9
Outstanding commercial paper	200.0	—
In addition to our Facility, we had the capacity to borrow up to $42.5 million under local overdraft facilities as of December 31, 2024.
The following table provides additional information on our Facility, commercial paper, and our uncommitted credit agreement ("Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million, collectively.

	Year Ended December 31,
($ in millions)	2024	2023
Average outstanding borrowings	$1,381.4	1,875.9
Average effective interest rate	5.9%	5.9%
As of December 31, 2024, we had €350.0 million of Euro Notes, evenly divided between maturities of June 2027 (with a fixed interest rate of 1.96%) and June 2029 (with a fixed interest rate of 2.21%). During 2023, we issued $400.0 million of Senior Notes due December 2028 with a fixed interest rate of 6.875% and used the proceeds to pay down our Facility.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 10, Debt in the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our debt.

Investment Activity
As of December 31, 2024, we had a carrying value of $812.7 million in Investments, primarily related to investments by JLL Technologies in early to mid-stage proptech companies and proptech funds as well as LaSalle co-investments. In 2024 and 2023, funding of investments exceeded returns of capital by $69.4 million and $85.7 million, respectively. We expect continued investments by JLL Technologies as well as strategic co-investment opportunities with our investment management clients globally as co-investment remains an important foundation to the continued growth of LaSalle's business.
We have unfunded capital commitments to investment vehicles and direct investments totaling a maximum of $299.6 million as of December 31, 2024.
See Note 5, Investments, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our investment activity.
Share Repurchase and Dividend Programs
In February 2022, our Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock in the open market and privately negotiated transactions. As of December 31, 2024, $1,013.2 million remained authorized for repurchases under our repurchase program. The following table outlines share repurchase activity for the last two years.

	Year Ended December 31,
($ in millions)	2024	2023
Total number of shares repurchased (in 000's)	373.1	410.3
Total paid for shares repurchased	$80.4	62.0
Capital Expenditures
Capital expenditures were $185.5 million and $186.9 million in 2024 and 2023, respectively. Expenditures in both years were primarily related to office leasehold improvements, hardware and purchased/developed software.
Business Acquisitions
In 2024, we paid $69.7 million for business acquisitions. This included $62.3 million of payments relating to acquisitions that closed in 2024 and $7.4 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flows from financing activities.
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $20.8 million and $13.2 million on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2024, we had the potential to make earn-out payments on 13 acquisitions subject to the achievement of certain performance conditions, representing $35.8 million accrued for potential earn-out payments, of a potential maximum of $108.0 million (undiscounted). These earn-outs will come due at various times over the next five years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2024 and 2023, we had total cash and cash equivalents of $416.3 million and $410.0 million, respectively, of which $314.4 million and $310.1 million, respectively, was held by our foreign subsidiaries.

Leases
Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2024 was $38.3 million.
Refer to Note 11, Leases, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our lease obligations.
Deferred Compensation
Deferred compensation obligations are inclusive of amounts attributable to service conditions satisfied as of December 31, 2024, as well as service conditions expected to be satisfied in future periods. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. These plans allow employees and members of our Board of Directors to defer portions of their compensation, and plan balances predominantly relate to U.S. employees. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The timing of payments to employees is, in part, dependent on their employment with JLL and, therefore, cannot be determined with precision.
Refer to the Consolidated Balance Sheets, of the Consolidated Financial Statements, and Note 9, Fair Value Measurements, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our deferred compensation.
Defined Benefit Plans
The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute $0.5 million to our defined benefit pension plans in 2025. As payments to recipients are based on their retirement date, age and other factors, we cannot determine the timing of such payments with precision.
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2024, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over income taxes
As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $132.5 million for the year ended December 31, 2024 based on local tax rules and regulations for the tax jurisdictions in which they operate. The Company has operations which constitute a taxable income presence in over 90 countries or other taxable jurisdictions outside of the U.S.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 19, 2025

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$416.3	410.0
Trade receivables, net of allowance of $60.8 and $70.7	2,153.5	2,095.8
Notes and other receivables	456.9	446.4
Reimbursable receivables	2,695.0	2,321.7
Warehouse receivables	770.7	677.4
Short-term contract assets, net of allowance of $1.6 and $1.6	334.8	338.3
Restricted cash, prepaid and other	651.3	567.4
Total current assets	7,478.5	6,857.0
Property and equipment, net of accumulated depreciation of $1,161.6 and $1,039.1	598.1	613.9
Operating lease right-of-use assets	743.1	730.9
Goodwill	4,611.3	4,587.4
Identified intangibles, net of accumulated amortization of $670.8 and $563.0	724.1	785.0
Investments, including $742.0 and $740.8 at fair value	812.7	816.6
Long-term receivables	394.7	363.8
Deferred tax assets, net	518.2	497.4
Deferred compensation plan	664.0	604.3
Other	219.1	208.5
Total assets	$16,763.8	16,064.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,322.7	1,406.7
Reimbursable payables	2,176.3	1,796.9
Accrued compensation and benefits	1,768.5	1,698.3
Short-term borrowings	153.8	147.9
Commercial paper, net of debt issuance costs of $0.7 and $—	199.3	—
Short-term contract liabilities and deferred income	203.8	226.4
Warehouse facilities	841.0	662.7
Short-term operating lease liabilities	157.2	161.9
Other	321.9	345.3
Total current liabilities	7,144.5	6,446.1
Credit facility, net of debt issuance costs of $11.4 and $14.4	88.6	610.6
Long-term debt, net of debt issuance costs of $6.4 and $8.1	756.7	779.3
Deferred tax liabilities, net	45.6	44.8
Deferred compensation	665.4	580.0
Long-term operating lease liabilities	748.8	754.5
Other	419.1	439.6
Total liabilities	9,868.7	9,654.9
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,415,584 and 47,509,750 outstanding	0.5	0.5
Additional paid-in capital	2,032.7	2,019.7
Retained earnings	6,334.9	5,795.6
Treasury stock, at cost, 4,704,964 and 4,610,798 shares	(937.9)	(920.1)
Shares held in trust	(11.8)	(10.4)
Accumulated other comprehensive loss	(646.9)	(591.5)
Total Company shareholders' equity	6,771.5	6,293.8
Noncontrolling interest	123.6	116.1
Total equity	6,895.1	6,409.9
Total liabilities and equity	$16,763.8	16,064.8
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share and per share data)	2024	2023	2022
Revenue	$23,432.9	20,760.8	20,862.1
Operating expenses:
Compensation and benefits	$10,994.7	9,770.7	10,010.8
Operating, administrative and other	11,291.2	10,074.5	9,650.3
Depreciation and amortization	255.8	238.4	228.1
Restructuring and acquisition charges	23.1	100.7	104.8
Total operating expenses	$22,564.8	20,184.3	19,994.0
Operating income	$868.1	576.5	868.1
Interest expense, net of interest income	136.9	135.4	75.2
Equity (losses) earnings	(70.8)	(194.1)	51.0
Other income	18.9	4.9	150.3
Income before income taxes and noncontrolling interest	679.3	251.9	994.2
Income tax provision	132.5	25.7	200.8
Net income	546.8	226.2	793.4
Net income attributable to noncontrolling interest	—	0.8	138.9
Net income attributable to common shareholders	$546.8	225.4	654.5
Basic earnings per common share	$11.51	4.73	13.51
Basic weighted average shares outstanding (in 000's)	47,493	47,628	48,453
Diluted earnings per common share	$11.30	4.67	13.27
Diluted weighted average shares outstanding (in 000's)	48,372	48,288	49,341
Net income attributable to common shareholders	$546.8	225.4	654.5
Change in pension liabilities, net of tax	8.3	0.4	(21.5)
Foreign currency translation adjustments	(63.7)	56.3	(231.3)
Comprehensive income attributable to common shareholders	$491.4	282.1	401.7
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in millions, except share and per share data)	Company Shareholders' Equity
	Common Stock		Additional		Shares
	Shares Outstanding	Amount	Paid-In	Retained	Held	Treasury			Total
			Capital	Earnings	in Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2021	50,024,139	$0.5	2,053.7	4,937.6	(5.2)	(406.3)	(395.4)	228.5	$6,413.4
Net income(3)	—	—	—	654.5	—	—	—	139.2	793.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	406,085	—	(116.9)	(1.7)	—	72.9	—	—	(45.7)
Stock-based compensation	—	—	85.8	—	—	—	—	—	85.8
Shares held in trust	—	—	—	—	(4.6)	—	—	—	(4.6)
Repurchase of common stock	(2,922,466)	—	—	—	—	(601.2)	—	—	(601.2)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(21.5)	—	(21.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(231.3)	—	(231.3)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	(113.9)	(113.9)
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(132.2)	(132.2)
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net income(3)	—	—	—	225.4	—	—	—	1.0	226.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	374,191	—	(84.0)	(20.2)	—	76.1	—	—	(28.1)
Stock-based compensation	—	—	78.3	—	—	—	—	—	78.3
Shares held in trust	—	—	—	—	(0.6)	—	—	—	(0.6)
Repurchase of common stock	(372,199)	—	—	—	—	(61.6)	—	—	(61.6)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	—	—	—	56.3	—	56.3
Net decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(6.5)	(6.5)
Redemption of redeemable noncontrolling interest	—	—	2.8	—	—	—	—	—	2.8
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income	—	—	—	546.8	—	—	—	—	546.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	317,022	—	(84.4)	(7.5)	—	62.9	—	—	(29.0)
Stock-based compensation	—	—	97.4	—	—	—	—	—	97.4
Shares held in trust	—	—	—	—	(1.4)	—	—	—	(1.4)
Repurchase of common stock	(411,188)	—	—	—	—	(80.7)	—	—	(80.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	8.3	—	8.3
Foreign currency translation adjustments	—	—	—	—	—	—	(63.7)	—	(63.7)
Net increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	7.5	7.5
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net loss attributable to redeemable noncontrolling interest of $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$546.8	226.2	793.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	255.8	238.4	228.1
Equity losses (earnings)	70.8	194.1	(51.0)
Net loss (gain) on the disposition of assets	—	0.5	(133.9)
Distributions of earnings from investments	17.7	12.4	21.2
Provision for loss on receivables and other assets	38.0	20.3	27.0
Amortization of stock-based compensation	97.4	78.3	85.8
Net non-cash mortgage servicing rights and mortgage banking derivative activity	18.2	18.2	(11.0)
Accretion of interest and amortization of debt issuance costs	5.5	4.3	4.8
Other, net	0.1	17.5	5.9
Change in:
Receivables	(207.9)	11.1	(291.3)
Reimbursable receivables and reimbursable payables	(4.6)	(93.3)	(52.2)
Prepaid expenses and other assets	(81.6)	(24.0)	39.9
Income taxes receivable, payable and deferred	(137.6)	(138.8)	(105.1)
Accounts payable, accrued liabilities and other liabilities	36.2	78.5	(78.4)
Accrued compensation (including net deferred compensation)	130.5	(67.9)	(283.3)
Net cash provided by operating activities	785.3	575.8	199.9
Cash flows from investing activities:
Net capital additions – property and equipment	(185.5)	(186.9)	(205.8)
Net investment asset activity (less than wholly-owned)	—	—	134.8
Business acquisitions, net of cash acquired	(60.9)	(13.6)	(5.7)
Capital contributions to investments	(88.6)	(109.4)	(167.3)
Distributions of capital from investments	19.2	23.7	24.4
Acquisition of controlling interest, net of cash acquired	3.7	—	—
Other, net	(4.7)	(4.2)	(23.5)
Net cash used in investing activities	(316.8)	(290.4)	(243.1)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	8,043.0	7,684.0	7,560.0
Repayments of borrowings under credit facility	(8,568.0)	(8,284.0)	(6,485.0)
Proceeds from issuance of commercial paper	910.0	—	—
Repayments of commercial paper	(710.0)	—	—
Proceeds from senior notes	—	400.0	—
Repayments of senior notes	—	—	(275.0)
Net proceeds from (repayments of) short-term borrowings	2.9	(24.8)	20.1
Payments of deferred business acquisition obligations and earn-outs	(7.4)	(26.6)	(12.6)
Shares repurchased for payment of employee taxes on stock awards	(31.8)	(30.6)	(87.2)
Repurchase of common stock	(80.7)	(61.6)	(601.2)
Deconsolidation of variable interest entity	—	—	(20.4)
Noncontrolling interest distributions, net	(0.1)	(6.5)	(142.7)
Other, net	(9.1)	(24.2)	30.9
Net cash used in financing activities	(451.2)	(374.3)	(13.1)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(28.0)	6.3	(39.3)
Net change in cash, cash equivalents and restricted cash	(10.7)	(82.6)	(95.6)
Cash, cash equivalents and restricted cash, beginning of the year	663.4	746.0	841.6
Cash, cash equivalents and restricted cash, end of the year	$652.7	663.4	746.0
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the year	$253.4	226.7	247.9
Restricted cash, end of the year	236.5	253.4	226.7
Cash paid during the year for:
Interest	$147.0	144.8	74.3
Income taxes, net of refunds	284.9	158.5	321.3
Operating leases	199.5	194.6	181.6
Non-cash activities:
Business acquisitions (including contingent consideration)	$13.5	—	5.3
Deferred business acquisition obligations	14.7	—	3.1
Non-cash consideration received for disposition	—	—	15.8
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 112,000 employees, including approximately 53,900 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of approximately 5.3 billion square feet (unaudited) worldwide as of December 31, 2024. LaSalle Investment Management ("LaSalle") is one of the world's premier diversified real estate investment management firms, with $88.8 billion of assets under management (unaudited) as of December 31, 2024.
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

For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to JLL. We evaluate whether noncontrolling interests possess any redemption features outside of our control. If such features exist, the noncontrolling interests are presented outside of permanent equity on the Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value as of each balance sheet date through a charge to Additional paid-in capital, if necessary. We had no such redeemable noncontrolling interest as of December 31, 2024 or 2023. When noncontrolling interests have no redemption features outside of our control, noncontrolling interests are presented as a component of permanent equity on the Consolidated Balance Sheets. We report revenues, expenses and net income (loss) from less-than-wholly-owned consolidated subsidiaries at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests; the income or loss attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest on the Consolidated Statements of Comprehensive Income.
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
Effective January 1, 2025, we will report our Property Management business together with our existing Work Dynamics businesses in a segment named Real Estate Management Services.
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

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue excluded from scope of ASC Topic 606	$325.9	286.3	293.6

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
LaSalle
LaSalle provides real estate investment management services to clients and generally earns consideration in the form of advisory fees, transaction fees and incentive fees. Typically, our performance obligation is to manage clients’ capital for a specified period of time and is delivered as a series of daily performance obligations over time. Revenue recognition for transaction fees and incentive fees is generally constrained until all contingencies have cleared due to the possibility of a significant reversal. Revenue is recognized upon completion of the events necessary to realize the associated consideration. Substantially all incentive fees recognized as revenue were previously constrained.
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
Such contract assets and liabilities are presented below.

(in millions)	December 31, 2024	December 31, 2023
Contract assets, gross	$388.3	402.3
Contract asset allowance	(3.9)	(1.8)
Contract assets, net	$384.4	400.5

Contract liabilities	$154.7	166.2

Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and LaSalle contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $625.3 million and $593.8 million as of December 31, 2024 and 2023, respectively.
We estimate the allowance necessary to provide for uncollectible accounts receivable. We base this estimate on historical collection experience combined with a review of current developments and economic conditions. The process by which we calculate the allowance is formulaic and driven by the age profile of the receivables. We then review these allowances on a quarterly basis to ensure they are appropriate. After all collection efforts have been exhausted by management, the outstanding balance considered not collectible is written off against the allowance.
The following table details the changes in the allowance for uncollectible receivables.

(in millions)	2024	2023	2022
Allowance as of January 1,	$70.7	66.7	67.6
Charged to income	28.2	22.0	25.0
Write-off of uncollectible receivables	(36.6)	(15.8)	(23.2)
Impact of exchange rate movements and other	(1.5)	(2.2)	(2.7)
Allowance as of December 31,	$60.8	70.7	66.7
Trade Receivables - Factoring
We participate in certain clients' trade receivables factoring programs in which we elect and sell Trade and Reimbursable receivables to unaffiliated financial institutions on a non-recourse basis. We account for the transfer of the receivables as a true sale in accordance with ASC Topic 860 at the point control is transferred (after which we have no continuing involvement) and, accordingly, the sold receivables are excluded from Trade or Reimbursable receivables in our Consolidated Balance Sheet. Cash flows attributable to factoring are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Factoring fees are included as Operating, administrative and other expenses in our Consolidated Statements of Comprehensive Income. The aggregate amount of factoring fees on the sale of trade receivables was not material for the years ended December 31, 2024, 2023 and 2022.

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
Warehouse Receivables & Warehouse Facilities
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
Contractually specified servicing fees related to sold warehouse receivables and loans serviced for others were $160.0 million, $152.6 million and $157.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, including prepayment and late fees totaling $2.6 million, $4.2 million, and $17.6 million, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income. Placement fees totaling $90.9 million, $79.6 million, and $19.8 million earned for the years ended December 31, 2024, 2023, and 2022, respectively, were also recorded in Revenue on the Consolidated Statements of Comprehensive Income.
We maintain our Warehouse facilities with third-party lenders for the purpose of funding mortgage loans that will be resold (Warehouse receivables). The following table shows our gross cash activity related to Warehouse receivables as well as the corresponding, and largely offsetting, net change of our Warehouse facilities. This activity, in aggregate, is reflected as net cash flows from operating activities in our Consolidated Statements of Cash Flows.

	Year Ended December 31,
(in millions)	2024	2023
Origination of mortgage loans	$(10,301.5)	(7,877.6)
Proceeds from the sales of mortgage loans	10,127.5	7,668.6
Net increase in Warehouse facilities	178.3	207.4
See Note 10, Debt, for additional information on Warehouse Facilities.

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae DUS program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. Loans are evaluated collectively based on vintage, which captures similar risk characteristics. As of December 31, 2024 and 2023, the loan loss guarantee reserve was $28.5 million and $23.4 million, respectively, and was included within Other liabilities on the Consolidated Balance Sheets.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) is separate from the loan loss guarantee reserve discussed above. As of December 31, 2024 and 2023, loss-sharing guarantee obligations were $30.0 million and $30.9 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheets.
See Note 13, Commitments and Contingencies, for further information on the DUS program.
Mortgage Servicing Rights
We generally retain certain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2024 and 2023, we had $471.1 million and $492.0 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets. The total unpaid principal balance ("UPB") of loans making up the servicing portfolio was $140.1 billion and $135.9 billion as of December 31, 2024 and 2023, respectively.
We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights, there have been no significant instances of impairment during the three-year period ended December 31, 2024. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights are determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy. Specifically, the fair value of the MSRs is determined using a discounted cash flow model incorporating assumptions, including a conditional prepayment rate and cost of service. The estimated fair value of MSRs was $708.9 million and $698.3 million as of December 31, 2024 and 2023, respectively.
See Note 4, Business Combinations, Goodwill and Other Intangible Assets, for additional information on MSRs.
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
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2024.

We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $189.5 million, $168.7 million and $157.7 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives, as of December 31, 2024, for each of these asset categories.

	December 31,
($ in millions)	2024	2023	Depreciable Life
Furniture, fixtures and equipment	$144.9	145.4	3 to 13 years
Computer equipment and software	1,070.7	987.9	2 to 7 years
Leasehold improvements	480.6	468.2	1 to 15 years
Other(1)	63.5	51.5	2 to 30 years
Total	1,759.7	1,653.0
Less: Accumulated depreciation	1,161.6	1,039.1
Net property and equipment	$598.1	613.9
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
We evaluate goodwill for impairment annually on July 1st of each year or when a triggering event occurs. In our annual goodwill impairment evaluation on July 1, 2024, we considered qualitative and quantitative factors and determined it is not more-likely-than-not that the fair value of each reporting unit is less than their carrying value. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of financial results and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.
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
In addition to our LaSalle investments, JLL Technologies has strategic investments in early to mid-stage property technology ("proptech") companies as well as proptech funds to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Ventures Funds. We account for a majority of these investments at fair value. Certain investments are accounted for under the measurement alternative.
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
See Note 5, Investments, and Note 9, Fair Value Measurements, for additional information on Investments.
Stock-Based Compensation
Stock-based compensation in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") is an important element of our compensation programs. We determine the fair value of RSUs, subject only to service requirements, based on the closing market price of our common stock on the grant date. PSUs are subject to service requirements and performance measures. All PSUs contain one or more performance conditions, such as a pre-defined target based on the Company’s cumulative earnings per share over a multi-year period. For certain executives there is an additional performance measure, a market condition, based on total shareholder return ("TSR") against a peer group. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, depending on the achievement of each performance condition. We determine the fair value of PSUs based on the (i) closing market price of our common stock on the grant date, (ii) the achievement probability for each performance condition, and (iii) the market condition valuation, as applicable, based on the output of Monte Carlo simulations. We periodically assess the achievement probability for performance conditions.
Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the Jones Lang LaSalle 2019 Stock Award and Incentive Plan ("SAIP"), are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions require acceleration of compensation expense such that all expense is recognized by the time these employees are considered retirement eligible. We also have a "noncompensatory" Employee Stock Purchase Plan ("ESPP") for U.S. employees.
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

Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts to manage our foreign currency exchange rate risk. We currently do not use hedge accounting for these contracts, which are marked-to-market each period with changes in unrealized gains or losses offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for any of the three years ended December 31, 2024.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these forward foreign currency exchange contracts and do not deem any counterparty credit risk to be material as of December 31, 2024, in part due to the short-term nature of these contracts.
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
We determine whether a contract is or contains a lease at contract inception. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future minimum lease payments. The incremental borrowing rate reflects the lease term and currency of lease payments for each lease. The related lease expense is recognized on a straight-line basis over the lease term.
As an accounting policy election, short-term leases (initial lease terms of 12 months or less) are not recognized as Operating lease right-of-use assets and operating lease liabilities on our Consolidated Balance Sheets. Rent expense for short-term leases is recognized on a straight-line basis over the lease term and variable lease payments are recognized in the period in which the obligation for those payments is incurred.
Finance leases are included in Property and equipment, net of accumulated depreciation, Short-term borrowings, and Other liabilities on our Consolidated Balance Sheets. Our finance leases do not represent a significant portion of our leasing activity.
See Note 11, Leases, for additional information on leases.
Foreign Currency Translation
We prepare the financial statements of our subsidiaries located outside the U.S. using local currency as the functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars at the rates of exchange as of the balance sheet date with the resulting translation adjustments included as a separate component of equity on the Consolidated Balance Sheets (Accumulated other comprehensive loss) and on the Consolidated Statements of Comprehensive Income (Other comprehensive income (loss)-foreign currency translation adjustments).
See Note 15, Accumulated Other Comprehensive Income (Loss), for additional information on the components of Accumulated other comprehensive loss.
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2024 and 2023, we had net foreign currency transaction losses of $1.5 million and $10.6 million, respectively. We had a net foreign currency transaction gain of $6.4 million for the year ended December 31, 2022.
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
New Accounting Standards
Recently adopted accounting guidance
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The FASB issued the ASU in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted this guidance for the annual period beginning January 1, 2024 and will adopt for the interim periods beginning January 1, 2025. This ASU resulted in additional disclosures related to each reportable segment but did not have any material impact on our consolidated operating results or financial position. See Note 3, Business Segments, for the updated segment reporting disclosures.

Recently issued accounting guidance, not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this guidance will have on our tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the effect this guidance will have on our disclosures.
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
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net, (iv) Equity earnings/losses for JLL Technologies and LaSalle, (v) credit losses on convertible note investments, (vi) net non-cash MSR and mortgage banking derivative activity, (vii) Interest expense, net of interest income, (viii) Income tax provision and (ix) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
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
The Other segment items caption includes (i) other income/loss, (ii) gain/loss on disposal, (iii) interest on employee loans, net, (iv) credit losses on convertible note investments, (v) net non-cash MSR and mortgage banking derivative activity, (vi) net income/loss attributable to noncontrolling interest and (vii) the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of December 31, 2024, we define the Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Markets Advisory	Year Ended December 31,
(in millions)	2024	2023	2022
Leasing	$2,596.2	2,343.6	2,759.2
Property Management	1,795.1	1,675.1	1,525.3
Advisory, Consulting and Other	109.4	102.9	131.0
Revenue	$4,500.7	4,121.6	4,415.5
Less:
Platform compensation and benefits	$2,309.2	2,178.2	2,433.7
Platform operating, administrative and other	371.9	368.3	405.0
Gross contract costs	1,269.6	1,153.6	1,055.3
Add:
Equity earnings (losses)	0.7	(0.5)	(0.3)
Other segment items	(3.1)	(4.4)	6.3
Adjusted EBITDA	$547.6	416.6	527.5
Depreciation and amortization(1)	$66.2	65.6	70.6
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Capital Markets	Year Ended December 31,
(in millions)	2024	2023	2022
Investment Sales, Debt/Equity Advisory and Other	$1,506.2	1,261.6	1,955.4
Value and Risk Advisory	373.0	363.8	374.9
Loan Servicing	161.2	152.6	157.9
Revenue	$2,040.4	1,778.0	2,488.2
Less:
Platform compensation and benefits	$1,491.9	1,337.7	1,727.1
Platform operating, administrative and other	278.4	246.1	263.2
Gross contract costs	48.6	47.5	47.0
Add:
Equity earnings	2.7	6.7	3.1
Other segment items	20.2	19.7	(10.0)
Adjusted EBITDA	$244.4	173.1	444.0
Depreciation and amortization	$66.8	65.6	61.6

Work Dynamics	Year Ended December 31,
(in millions)	2024	2023	2022
Workplace Management	$12,529.7	10,706.2	9,819.2
Project Management	3,151.9	2,924.8	2,972.3
Portfolio Services and Other	516.0	500.1	477.0
Revenue	$16,197.6	14,131.1	13,268.5
Less:
Platform compensation and benefits	$1,385.8	1,305.1	1,202.3
Platform operating, administrative and other	467.8	431.6	432.9
Gross contract costs	14,029.9	12,131.4	11,403.8
Add:
Equity earnings	2.2	1.4	1.2
Other segment items	—	(0.4)	(0.6)
Adjusted EBITDA	$316.3	264.0	230.1
Depreciation and amortization	$91.1	79.2	71.1

JLL Technologies	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$226.3	246.4	213.9
Less:
Platform compensation and benefits	$197.0	200.7	240.3
Platform operating, administrative and other	54.2	50.3	57.4
Gross contract costs	5.5	14.5	13.7
Add:
Other segment items	8.1	—	—
Adjusted EBITDA	$(22.3)	(19.1)	(97.5)
Depreciation and amortization	$19.4	15.9	15.4
Equity (losses) earnings	$(53.8)	(177.0)	46.6

LaSalle	Year Ended December 31,
(in millions)	2024	2023	2022
Advisory fees	$373.8	406.2	404.6
Transaction fees and other	33.5	30.0	44.8
Incentive fees	60.6	47.5	26.6
Revenue	$467.9	483.7	476.0
Less:
Platform compensation and benefits	$268.9	288.7	290.4
Platform operating, administrative and other	69.8	62.6	59.7
Gross contract costs	37.4	28.9	29.3
Add:
Other segment items	8.5	0.3	(0.4)
Adjusted EBITDA	$100.3	103.8	96.2
Depreciation and amortization	$8.5	8.1	6.5
Equity (losses) earnings	$(22.6)	(24.7)	0.4

The following table is a reconciliation of segment revenue to consolidated revenue.

	Year Ended December 31,
(in millions)	2024	2023	2022
Markets Advisory	$4,500.7	4,121.6	4,415.5
Capital Markets	2,040.4	1,778.0	2,488.2
Work Dynamics	16,197.6	14,131.1	13,268.5
JLL Technologies	226.3	246.4	213.9
LaSalle	467.9	483.7	476.0
Total revenue	$23,432.9	20,760.8	20,862.1
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Year Ended December 31,
(in millions)	2024	2023	2022
Adjusted EBITDA - Markets Advisory	$547.6	416.6	527.5
Adjusted EBITDA - Capital Markets	244.4	173.1	444.0
Adjusted EBITDA - Work Dynamics	316.3	264.0	230.1
Adjusted EBITDA - JLL Technologies	(22.3)	(19.1)	(97.5)
Adjusted EBITDA - LaSalle	100.3	103.8	96.2
Adjusted EBITDA - Consolidated	$1,186.3	938.4	1,200.3
Adjustments:
Restructuring and acquisition charges	$(23.1)	(100.7)	(104.8)
Net (loss) gain on disposition	—	(0.5)	(7.5)
Interest on employee loans, net	5.9	3.6	9.7
Equity earnings (losses) - JLL Technologies and LaSalle	(76.4)	(201.7)	47.0
Credit losses on convertible note investments	(6.3)	—	—
Net non-cash MSR and mortgage banking derivative activity	(18.2)	(18.2)	11.0
Interest expense, net of interest income	(136.9)	(135.4)	(75.2)
Income tax provision	(132.5)	(25.7)	(200.8)
Depreciation and amortization(1)	(252.0)	(234.4)	(225.2)
Net income attributable to common shareholders	$546.8	225.4	654.5
(1) This adjustment excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.
The following table sets forth the revenue from our most significant currencies.

	Year Ended December 31,
(in millions)	2024	2023	2022
United States dollar	$14,402.3	12,258.9	12,375.9
British pound	1,773.5	1,640.0	1,575.6
Euro	1,464.9	1,436.1	1,535.6
Australian dollar	1,085.3	1,036.9	1,183.0
Indian rupee	823.8	661.4	591.0
Canadian dollar	612.6	613.8	593.8
Hong Kong dollar	567.1	544.8	532.3
Chinese yuan	488.1	480.9	506.0
Singapore dollar	447.3	425.4	368.4
Japanese yen	346.3	286.6	233.8
Other currencies	1,421.7	1,376.0	1,366.7
Total revenue	$23,432.9	20,760.8	20,862.1

Change in Reporting Structure
Effective January 1, 2025, we will report our Property Management business together with our existing Work Dynamics businesses in a segment named Real Estate Management Services. Prior period results will be restated to conform with our new reporting structure in 2025.
4.    BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2024 Business Combinations Activity
During the year ended December 31, 2024, we completed two strategic acquisitions, presented below.

Acquired Company	Quarter of Acquisition	Country	Primary Segment
SKAE Power Solutions (SKAE)	Q2	United States	Work Dynamics
Raise Commercial Real Estate, Inc.	Q4	United States	Markets Advisory
Aggregate terms of our strategic and non-strategic acquisitions included: (i) cash paid at closing of $62.3 million, (ii) guaranteed deferred consideration of $14.7 million and (iii) contingent earn-out consideration of $13.5 million, payable upon satisfaction of certain performance conditions, which we have initially recorded at the acquisition date fair value.
A preliminary allocation of purchase consideration resulted in (i) goodwill of $64.0 million, (ii) identifiable intangibles of $30.2 million and (iii) other net liabilities (assumed liabilities less acquired assets) of $3.7 million. As of December 31, 2024, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
Of the $64.0 million of total additions to goodwill in 2024, we expected to amortize and deduct $41.2 million for tax purposes as of December 31, 2024, subject to statutory amortization periods.
During the twelve months ended December 31, 2024, we paid $7.4 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
2023 Business Combinations Activity
During the year ended December 31, 2023, we completed one strategic acquisition in Capital Markets.
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
During the year ended December 31, 2023 we paid $26.8 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years.
Earn-Out Payments

($ in millions)	December 31, 2024	December 31, 2023
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	13	14
Maximum earn-out payments (undiscounted)	$108.0	100.0
Short-term earn-out liabilities (fair value)(1)	12.0	12.0
Long-term earn-out liabilities (fair value)(1)	23.8	45.5
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.

Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2024 consisted of: (i) goodwill of $4,611.3 million, (ii) identifiable intangibles of $677.1 million to be amortized over their remaining finite useful lives and (iii) $47.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The following table details, by reporting segment, the annual movements in goodwill.

(in millions)	Markets Advisory	Capital Markets	Work Dynamics	JLL Technologies	LaSalle	Consolidated
Balance as of December 31, 2022	$1,742.9	1,949.2	532.6	247.7	55.6	$4,528.0
Additions, net of adjustments	—	18.7	—	—	—	18.7
Dispositions	(0.4)	(0.2)	—	—	—	(0.6)
Impact of exchange rate movements	16.8	18.7	5.1	—	0.7	41.3
Balance as of December 31, 2023	$1,759.3	1,986.4	537.7	247.7	56.3	$4,587.4
Additions, net of adjustments	17.7	3.4	40.5	2.4	—	64.0
Impact of exchange rate movements	(16.4)	(18.3)	(5.0)	—	(0.4)	(40.1)
Balance as of December 31, 2024	$1,760.6	1,971.5	573.2	250.1	55.9	$4,611.3
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2022	$747.3	557.0	$1,304.3
Additions, net of adjustments	94.6	7.2	101.8
Adjustment for fully amortized intangibles	(40.1)	(21.3)	(61.4)
Impact of exchange rate movements	—	3.3	3.3
Balance as of December 31, 2023	801.8	546.2	1,348.0
Additions, net of adjustments	89.0	30.2	119.2
Adjustment for fully amortized intangibles	(39.7)	(27.2)	(66.9)
Impact of exchange rate movements	—	(5.4)	(5.4)
Balance as of December 31, 2024	$851.1	543.8	$1,394.9

Accumulated Amortization
Balance as of December 31, 2022	$(242.2)	(203.6)	$(445.8)
Amortization expense, net (1)	(107.7)	(70.0)	(177.7)
Adjustment for fully amortized intangibles	40.1	21.3	61.4
Impact of exchange rate movements	—	(0.9)	(0.9)
Balance as of December 31, 2023	(309.8)	(253.2)	(563.0)
Amortization expense, net (1)	(109.9)	(66.3)	(176.2)
Adjustment for fully amortized intangibles	39.7	27.2	66.9
Impact of exchange rate movements	—	1.5	1.5
Balance as of December 31, 2024	$(380.0)	(290.8)	$(670.8)

Net book value as of December 31, 2024	$471.1	253.0	$724.1

(1) Included in this amount for MSRs was $7.7 million and $10.0 million for 2024 and 2023, respectively, relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 3.6 years and 4.6 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2024, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2025	$102.2	49.9	$152.1
2026	90.0	25.7	115.7
2027	79.1	19.7	98.8
2028	65.0	18.4	83.4
2029	48.8	17.7	66.5
Thereafter	86.0	74.6	160.6
Total	$471.1	206.0	$677.1

5.     INVESTMENTS
Summarized investment balances are presented in the following table.

	December 31,
(in millions)	2024	2023
LaSalle co-investments	406.1	388.3
JLL Technologies investments	$372.8	397.6
Other investments	33.8	30.7
Total	$812.7	816.6
Our LaSalle co-investments are, primarily, direct investments in 48 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our JLL Technologies investments are, generally, investments in early to mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $290.2 million and $9.4 million as of December 31, 2024 for our LaSalle Investment Management business and JLL Technologies, respectively. Of the $290.2 million related to LaSalle, $100.0 million relates to a previously disclosed incremental investment in LaSalle's flagship Income Property Trust fund, which was funded in January 2025.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. We had equity method investments, either directly or indirectly, of $190.7 million and $146.9 million as of December 31, 2024 and 2023, respectively, in entities classified as VIEs.
In prior periods, we determined we were the primary beneficiary of certain VIEs and accordingly, we consolidated such entities. In December of 2022, as a result of a reconsideration event, we concluded we were no longer the primary beneficiary of these VIEs and, therefore, no longer consolidate these VIEs.
Summarized financial information for our consolidated VIEs is presented in the following table. As a result of the reconsideration event described above, there are no consolidated VIE balances as of December 31, 2024 and 2023 and net income was consolidated up to the reconsideration date.

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$—	—	17.6
Operating and other expenses	—	—	(23.8)
Net gain on sale of investments(1)	—	—	142.3
Net income (loss)	$—	—	136.1
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

		December 31,
(in millions)		2024	2023
Balance Sheets:
Investments, net of depreciation		$36,058.9	37,233.7
Total assets		40,774.4	41,321.2
Mortgage indebtedness		11,803.7	12,321.2
Other borrowings		2,495.6	2,584.1
Total liabilities		17,525.1	17,513.9
Total equity		23,249.3	23,807.3

	Year Ended December 31,
(in millions)	2024	2023	2022
Statements of Operations:
Revenue	$2,586.2	2,403.5	2,193.4
Net (loss) income	253.5	(1,085.8)	576.6
Impairment
During the year ended December 31, 2022, we recorded a $19.6 million other-than-temporary impairment charge related to an investment accounted for under the equity method. This activity was included within Equity (losses) earnings on our Consolidated Statements of Comprehensive Income. There were no significant other-than-temporary impairments in 2024 or 2023.
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
The table below does not include our $9.7 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment.

	Year Ended December 31,
(in millions)	2024	2023	2022
Fair value investments as of January 1,	$740.8	794.9	639.6
Investments(1)	104.3	160.4	156.1
Distributions	(27.8)	(25.2)	(38.5)
Change in fair value	(62.4)	(197.8)	61.3
Foreign currency translation adjustments, net	(12.9)	8.5	(23.6)
Fair value investments as of December 31,	$742.0	740.8	794.9
(1) Included in this caption are Notes receivable, inclusive of accrued interest, which converted to unconsolidated equity investments; these amounts were $12.3 million and $66.9 million for the twelve months ended December 31, 2024 and 2023, respectively.

6.     STOCK-BASED COMPENSATION
The Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. These awards have historically been RSUs which generally vest over three years (either cliff or graded vesting) and PSUs which generally vest in three years (cliff vesting), subject to performance and/or market conditions.
There were approximately 1.5 million shares available for grant under the SAIP as of December 31, 2024.
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

	Year Ended December 31,
(in millions)	2024	2023	2022
Restricted stock unit awards	$82.5	65.9	48.5
Performance stock unit awards	12.6	9.0	26.8
Total	$95.1	74.9	75.3
Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	912.4	646.0	1,558.4	$152.27
Granted	353.2	116.5	469.7	204.05
Vested	(395.7)	(175.1)	(570.8)	147.78
Forfeited	(28.6)	(20.4)	(49.0)	168.92
Unvested as of December 31, 2022	841.3	567.0	1,408.3	170.78
Granted	520.5	185.2	705.7	143.64
Vested	(296.8)	(257.2)	(554.0)	126.28
Forfeited	(74.9)	(36.9)	(111.8)	164.42
Unvested as of December 31, 2023	990.1	458.1	1,448.2	175.07
Granted	500.9	168.7	669.6	210.34
Vested	(347.5)	(109.0)	(456.5)	184.86
Forfeited	(52.8)	(92.1)	(144.9)	173.88
Unvested as of December 31, 2024	1,090.7	425.7	1,516.4	$187.78
As of December 31, 2024, we had $93.5 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over a weighted average period of 1.3 years.
Shares vested during the years ended December 31, 2024, 2023 and 2022 had grant date fair values of $84.4 million, $70.0 million, and $84.3 million, respectively. Shares granted during the years ended December 31, 2024, 2023 and 2022 had grant date fair values of $140.8 million, $101.4 million and $95.8 million, respectively.

7.     RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. A plan participant is allowed to contribute between 1% to 50% of their compensation to the 401(k) plan, subject to limits imposed by the IRS. We make employer matching contributions under this qualified profit sharing plan that are reflected in Compensation and benefits in the accompanying Consolidated Statements of Comprehensive Income. For 2024, 2023 and 2022 we matched 100% on the first 3% of annual compensation contributed to the plan and 50% on the next 2%. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements. In addition, we maintain several defined contribution retirement plans for eligible non-U.S. employees. The table below provides detail of employer contributions for these plans.

	Year Ended December 31,
(in millions)	2024	2023	2022
Employer contributions (U.S. employees)	$54.8	52.1	50.1
Employer contributions (non-U.S. employees)	56.8	46.9	43.2
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

	December 31,
(in millions)	2024	2023
Projected benefit obligation	$244.9	277.4
Fair value of plan assets	285.7	315.3
Funded status and net amount recognized	40.8	37.9

Accumulated benefit obligation	$244.9	277.4
The primary driver for the year-over-year change in projected benefit obligation was an actuarial gain driven by an increase in discount rate assumptions.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
(in millions)	2024	2023
Pension assets (included in Other assets)	$42.8	41.8
Pension liabilities (included in Other liabilities)	(2.0)	(3.9)
Net asset recognized	$40.8	37.9

Accumulated other comprehensive loss	$94.2	100.4
Net periodic pension cost (benefit) was not material during the three-year period ended December 31, 2024.

8.     INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S. federal:
Current	$34.1	88.1	81.7
Deferred	(22.7)	(160.1)	(5.8)
	$11.4	(72.0)	75.9
State and Local:
Current	$12.8	33.4	29.2
Deferred	(5.7)	(54.6)	2.1
	$7.1	(21.2)	31.3
International:
Current	$120.7	161.2	136.3
Deferred	(6.7)	(42.3)	(42.7)
	$114.0	118.9	93.6
Total	$132.5	25.7	200.8
The U.S. Internal Revenue Code contains two code sections, the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, for which we treat any associated income tax as a period cost and record an expense provision for any year we are subject to the taxes. Accordingly, the estimated impacts of these taxes were included in our provision for income taxes for all periods presented.
Due to the generation of net operating loss carryovers, our current tax expense increased by $36.0 million, $69.1 million and $25.6 million in 2024, 2023 and 2022, respectively, and our deferred tax expense was reduced by a corresponding amount.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2024		2023		2022
Income tax expense at statutory rates	$142.6	21.0%	$52.9	21.0%	$208.7	21.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	5.4	0.8	(17.1)	(6.8)	26.8	2.7
Nondeductible expenses	13.8	2.0	7.1	2.9	13.9	1.4
International earnings taxed at various rates	(32.3)	(4.8)	(58.4)	(23.2)	(34.7)	(3.5)
Valuation allowance	12.7	1.9	41.3	16.4	(4.8)	(0.5)
Other, net	(9.7)	(1.4)	(0.1)	(0.1)	(9.1)	(0.9)
Total	$132.5	19.5%	$25.7	10.2%	$200.8	20.2%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in over 90 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 70 had income tax rates lower than the combined U.S. federal and state income tax rate in 2024.

In defining "very low tax rate jurisdictions," we consider effective tax rates applicable in 2024 based upon income levels and including national and municipal, state or provincial taxes also based upon income levels, which may cause those effective rates to differ from the maximum national statutory rates for the jurisdictions. We consider jurisdictions with a tax rate of 25% or lower to be very low tax rate jurisdictions, based upon our historical practice. Effective January 1, 2018, the U.S. federal income tax rate was reduced to 21%. However, factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%), Singapore (17%), and Israel (23%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation. In the aggregate, these very low tax rate jurisdictions contributed a large proportion of the difference between the actual income tax provision for international earnings and the equivalent provision at the U.S. federal and state statutory rate in 2024.
Our income (loss) before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic	$93.4	(175.5)	447.9
International	585.9	427.4	546.3
Total	$679.3	251.9	994.2
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
(in millions)	2024	2023
Deferred tax assets attributable to:
Accrued expenses	$472.3	511.3
U.S. federal and state loss and credit carryovers	66.2	55.1
Allowances for uncollectible accounts	37.5	37.6
International loss carryovers	330.6	313.0
Investments	20.4	1.6
Pension liabilities	27.9	27.7
Deferred tax assets	954.9	946.3
Less: valuation allowances	(164.9)	(172.7)
Net deferred tax assets	$790.0	773.6

Deferred tax liabilities attributable to:
Property and equipment	$8.4	24.8
Intangible assets	277.5	277.7
Income deferred for tax purposes	26.6	11.4
Other	4.9	7.1
Deferred tax liabilities	$317.4	321.0
Net deferred taxes	$472.6	452.6
The increase in gross deferred tax assets in 2024 was primarily the result of increases in net operating loss carryovers. The decrease in valuation allowances was primarily the result of foreign currency movement.
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes and potentially an amount of gain taxation which is not presently determinable.

As of December 31, 2024, we had an available U.S. federal net operating loss ("NOL") carryover of $47.6 million from acquired companies, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2028. We have U.S. state NOL carryovers with a tax effect of $19.2 million, which expire at various dates through 2044, and international NOL carryovers of $1,324.0 million, which generally do not have expiration dates. The change in deferred tax balances for NOL carryovers from 2023 to 2024 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2024, we believe it is more-likely-than-not the net deferred tax assets of $472.6 million will be realized based upon our estimates of future taxable income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international NOL carryovers, for which we have concluded recognition is not yet appropriate. In 2024, we reduced valuation allowances by $30.1 million on some jurisdictions' NOLs due to the utilization or expiration of those losses; and we increased valuation allowances by $28.3 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior-year losses (including acquired NOL carryovers) in addition to those provided in prior years. The remaining movement in valuation allowances comparing December 31, 2024 to December 31, 2023 was attributable to the effect of changes in foreign currency exchange rates.
As of December 31, 2024, our net current payable for income tax was $68.0 million, consisting of a current receivable of $218.2 million and current payable of $286.2 million, and our net noncurrent liability was $62.2 million, entirely a noncurrent payable. As of December 31, 2023, our net current payable for income tax was $154.3 million, consisting of a current receivable of $215.8 million and a current payable of $370.1 million, and our net noncurrent liability was $87.6 million, entirely a noncurrent payable. The current receivables, current payables, and noncurrent payables are included in Notes and other receivables, Accounts payable and accrued liabilities, and Other liabilities, respectively, on our Consolidated Balance Sheets.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and approximately 80 other countries. Generally, our open tax years include those from 2021 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2024, we were under examination in Germany, Nigeria, Pakistan, Turkey, Egypt, Portugal, Sweden, Ireland, Israel, Indonesia, India, Malaysia, Mauritius, the Philippines, Hong Kong, Sri Lanka, Singapore, and Thailand. In the U.S., we were under examination in the states of Colorado, Massachusetts, New York, Utah and New York City.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

(in millions)	2024	2023
Balance as of January 1,	$71.2	75.1
Additions based on tax positions related to the current year	2.8	2.9
Increase (decrease) related to tax positions of prior years	1.6	(6.8)
Settlements with taxing authorities	(1.9)	—
Balance as of December 31,	$73.7	71.2
We believe it is reasonably possible that matters for which we have recorded $42.8 million of unrecognized tax benefits as of December 31, 2024 will be resolved during 2025. The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, in Income tax provision on our Consolidated Statements of Comprehensive Income. During the years ended December 31, 2024, 2023 and 2022, the amount of interest expense and penalties was not material. In addition, the amount of accrued interest related to income taxes was not material as of December 31, 2024 and 2023.

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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, Commercial paper, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency forward contracts. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility, Short-term borrowings, and Commercial paper approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt are presented in the following table.

	December 31,
(in millions)	2024	2023
Long-term debt, fair value	$785.2	798.1
Long-term debt, carrying value, net of debt issuance costs	756.7	779.3
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity (losses) earnings.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2024 and 2023, investments at fair value using NAV were $367.9 million and $321.8 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2024			2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$43.8	—	330.3	51.7	—	367.3
Foreign currency forward contracts receivable	—	4.9	—	—	12.5	—
Warehouse receivables	—	770.7	—	—	677.4	—
Deferred compensation plan assets	—	664.0	—	—	604.3	—
Mortgage banking derivative assets	—	—	161.1	—	—	128.0
Total assets at fair value	$43.8	1,439.6	491.4	51.7	1,294.2	495.3
Liabilities
Foreign currency forward contracts payable	$—	13.9	—	—	8.8	—
Deferred compensation plan liabilities	—	658.4	—	—	576.1	—
Earn-out liabilities	—	—	35.8	—	—	57.5
Mortgage banking derivative liabilities	—	—	67.3	—	—	117.7
Total liabilities at fair value	$—	672.3	103.1	—	584.9	175.2
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

	December 31,
(in billions)	2024	2023
Foreign currency forward contracts, gross notional value	$2.21	2.07
Foreign currency forward contracts, net basis	1.08	1.21

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

	December 31,
(in millions)	2024	2023
Net asset, receivable positions	$5.4	15.2
Net asset, payable positions	(0.5)	(2.7)
Foreign currency forward contracts receivable	$4.9	12.5

Net liability, receivable positions	$(1.9)	(3.2)
Net liability, payable positions	15.8	12.0
Foreign currency forward contracts payable	$13.9	8.8
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2024 and 2023, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees and members of our Board of Directors that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We reflect this plan on our Consolidated Balance Sheet as Deferred compensation plan assets, long-term deferred compensation plan liabilities, included in Deferred compensation, and as a reduction of equity, Shares held in trust. The components of the plan are presented in the following table.

	December 31,
(in millions)	2024	2023
Deferred compensation plan assets	$664.0	604.3
Long-term deferred compensation plan liabilities	658.4	576.1
Shares held in trust	11.8	10.4
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

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of December 31, 2024
Investments	$367.3	(53.9)	(0.6)	5.2	—	12.3	$330.3
Mortgage banking derivative assets and liabilities, net	10.3	126.4	—	126.6	(169.5)	—	93.8
Earn-out liabilities	57.5	(32.5)	(0.2)	13.4	(2.3)	(0.1)	35.8

(in millions)	Balance as of December 31, 2022	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of December 31, 2023
Investments	$452.0	(175.0)	1.2	22.2	—	66.9	$367.3
Mortgage banking derivative assets and liabilities, net	20.7	56.8	—	123.2	(190.4)	—	10.3
Earn-out liabilities	73.2	(4.4)	0.1	—	(10.5)	(0.9)	57.5
(1) CTA: Currency translation adjustments
(2) Within Investments, notes receivable (inclusive of accrued interest) converted to unconsolidated equity investments upon maturity and was classified as a Level 3 investment immediately.

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
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. During the year ended December 31, 2022, we recognized an investment-level impairment charge on one investment accounted for under the equity method of accounting, as further described in Note 5, Investments. We did not recognize any additional significant investment-level impairment losses during the three-year period ended December 31, 2024.
10.     DEBT
Debt is composed of the following obligations.

	December 31,
(in millions)	2024	2023
Local overdraft facilities	$18.9	13.4
Other short-term borrowings	134.9	134.5
Commercial paper, net of debt issuance costs of $0.7 and $—	199.3	—
Total short-term debt, net of debt issuance costs	$353.1	147.9
Credit facility, net of debt issuance costs of $11.4 and $14.4	88.6	610.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.3 and $0.4	181.2	193.3
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $5.6 and $7.1	394.4	392.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.5 and $0.6	181.1	193.1
Total debt, net of debt issuance costs	$1,198.4	1,537.8
Commercial Paper Program
On June 27, 2024, we established a commercial paper program (the “Program”) in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time, under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time. Payment of the Program notes will be fully and unconditionally guaranteed on an unsecured and unsubordinated basis. We intend to use net proceeds of the Program for general corporate purposes.
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

Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Pricing on the unsecured revolving credit facility (the "Facility") ranges from Adjusted Term ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of December 31, 2024 at Adjusted Term SOFR plus 0.98%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of December 31, 2024 and 2023.
The following table provides additional information on our Facility, Uncommitted Facility, and the Program collectively.

	Year Ended December 31,
($ in millions)	2024	2023
Average outstanding borrowings	$1,381.4	1,875.9
Average effective interest rate	5.9%	5.9%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we had the capacity to borrow up to an additional $42.5 million under local overdraft facilities as of December 31, 2024. Amounts outstanding are presented in the debt table above.
As of December 31, 2024, our issuer and senior unsecured ratings were investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2024.
Warehouse Facilities

	December 31, 2024		December 31, 2023
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 15, 2025(1)	$341.3	700.0	159.0	700.0
SOFR plus 1.30%, expires September 13, 2025(1)	416.5	2,100.0	405.1	1,200.0
SOFR plus 1.40%, expires October 23, 2025(1)	8.8	400.0	62.3	400.0
Fannie Mae ASAP(2) program, SOFR plus 1.25%	75.3	n/a	37.3	n/a
Gross warehouse facilities	841.9	3,200.0	663.7	2,300.0
Debt issuance costs	(0.9)	n/a	(1.0)	n/a
Total warehouse facilities	$841.0	3,200.0	662.7	2,300.0
(1) Warehouse facility has been amended since December 31, 2023. Refer to our previously filed Form 10-K for specific terms of the agreement for the comparative period.
(2) As Soon As Pooled ("ASAP") funding program.
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of December 31, 2024.

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
11.     LEASES
For the years ended December 31, 2024, 2023 and 2022, operating lease expense was $191.3 million, $187.4 million and $185.5 million, respectively, and variable and short-term lease expense was $50.3 million, $44.5 million and $38.8 million, respectively. In addition, $169.6 million and $117.3 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, our total commitments related to finance leases was $27.8 million. Leases in which we sublet do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2024, are presented in the table below.

(in millions)
2025	$191.9
2026	178.0
2027	152.6
2028	128.8
2029	111.3
Thereafter	282.4
Total future minimum lease payments	$1,045.0
Less imputed interest	139.0
Total	$906.0
Other information related to operating leases is as follows.

December 31, 2024
Weighted average remaining lease term	6.5 years
Weighted average discount rate	4.2%

12.     TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements was revenue of $631.7 million, $896.4 million and $686.4 million for 2024, 2023 and 2022, respectively, as well as receivables of $115.6 million and $179.2 million as of December 31, 2024 and 2023, respectively, related to transactions with affiliates.
The outstanding balance of loans to employees are presented in the following table. The Company does not extend credit or provide personal loans to any director or executive officer of JLL.

	December 31,
(in millions)	2024	2023
Loans related to co-investments (1)	$81.0	67.0
Advances, travel and other (2)	427.5	389.6
Total	$508.5	456.6
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
Professional Indemnity Insurance
To better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by us, including our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. As of December 31, 2024 and 2023, these receivables were $0.5 million and $2.5 million, respectively, and are included in Notes and other receivables on our Consolidated Balance Sheets.

The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2021	$1.2
New claims	1.3
Prior year claims adjustments (including foreign currency changes)	(0.1)
Claims paid	(0.2)
December 31, 2022	2.2
New claims	7.0
Prior year claims adjustments (including foreign currency changes)	5.2
Claims paid	(5.0)
December 31, 2023	9.4
New claims	1.0
Prior year claims adjustments (including foreign currency changes)	1.0
Claims paid	(7.2)
December 31, 2024	$4.2
DUS Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of December 31, 2024 and 2023, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate UPB of $23.0 billion and $20.8 billion, respectively. We incurred $0.4 million in loan losses for the year ended December 31, 2024. There were no loan losses incurred for the years ended December 31, 2023 and 2022. See "Financial Guarantees" section of Note 2, Summary of Significant Accounting Policies, for additional information.
Loan Repurchase
In August of 2024, we repurchased a loan, which we originated and sold to Fannie Mae, with an UPB of $74.25 million. For the twelve months ended December 31, 2024, we recognized net expense of $19.5 million within Operating, administrative and other expenses, for the estimated loss associated with the repurchase. This amount primarily reflected the difference between our estimate of the current fair value of the repurchased loan and the repurchase price, including amounts in excess of the UPB for items such as unpaid interest. The acquired asset is not held for investment and is included in Restricted cash, prepaid and other on our Consolidated Balance Sheets.

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

	Year Ended December 31,
(in millions)	2024	2023	2022
Severance and other employment-related charges	$27.1	62.1	44.5
Restructuring, pre-acquisition and post-acquisition charges	26.3	39.6	57.5
Stock-based compensation expense for post-acquisition retention awards	2.3	3.4	6.1
Fair value adjustments to earn-out liabilities	(32.6)	(4.4)	(3.3)
Restructuring and acquisition charges	$23.1	100.7	104.8
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of December 31, 2024 will be paid during the next twelve months.

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2022	$(64.2)	(584.0)	$(648.2)
Other comprehensive (loss) income before reclassification	(1.4)	56.3	54.9
Amounts reclassified from AOCI after tax expense of $0.5, $- and $0.5	1.8	—	1.8
Other comprehensive income after tax expense of $3.2, $- and $3.2	0.4	56.3	56.7
Balance as of December 31, 2023	(63.8)	(527.7)	(591.5)
Other comprehensive income (loss) before reclassification	6.6	(72.4)	(65.8)
Amounts reclassified from AOCI after tax expense of $0.6, $- and $0.6	1.7	8.7	10.4
Other comprehensive income (loss) after tax expense of $2.2, $- and $2.2	8.3	(63.7)	(55.4)
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
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
Based on management's evaluation as of December 31, 2024, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2024.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 23, 2024, Christian Ulbrich, the Company’s Chief Executive Officer, entered into a pre-planned stock trading arrangement (the “Trading Plan”) designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy.
The Trading Plan provides for the sale of up to 30,000 shares of the Company’s common stock over a twelve-month period, subject to certain price thresholds and with no more than 5,000 shares being sold on any trading day. Sales under the Trading Plan may commence no earlier than July 1, 2025, and will terminate on the earlier of June 30, 2026, or when all shares under the plan have been sold.
No other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K during the quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 20, 2025 (“Proxy Statement”), under the captions "Corporate Governance - Item 1 - Election of Directors" and “Executive Officers” is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption “Security Ownership - Delinquent Section 16 Reports” is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance - Board Committees” is incorporated herein by reference.
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

	December 31, 2024
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP	1,516	$187.78	1,500
ESPP	n/a	n/a	113
Subtotal	1,516		1,613
Equity compensation plans not approved by security holders
SAYE (1)	—	—	281
Total	1,516		1,894
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
Statements in the future tense, and all statements accompanied by terms such as “believe,” “will,” “may,” “could,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made, unless an earlier date is specified.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties are described in Part I, Item 1A. Risk Factors and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. The forward-looking statements in this report represent our estimates and assumptions only as of the date of this report, unless an earlier date is specified. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or results, new information, developments or any change in events, or otherwise, after the date of those statements, except to the extent that disclosure may be required by law.
Power of Attorney
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

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 11, 2023 (File No. 001-13145))

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2	Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3	Second Supplemental Indenture, dated as of November 13, 2023 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association as trustee, for the issuance of 6.875% Senior Notes due 2028, including the Form of 6.875% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 8, 2023 (File No. 001-13145))

4.4	Description of Jones Lang LaSalle Incorporated Capital Stock (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.1	Second Amended and Restated Multicurrency Credit Agreement, dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2	Amendment No.1, dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3	Amendment No.2 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 16, 2021 (File No. 001-13145))

10.4	Amendment No. 3 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 16, 2022 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.5	Amendment No. 4 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of August 31, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of August 31, 2022 (File No. 001-13145))

10.6	Amendment No. 5 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2023 (File No. 001-13145))

10.7	Amendment No. 6 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of July 3, 2024 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-13145)

10.8	Uncommitted Money Market Line Credit Agreement, dated as of November 3, 2022, between Jones Lang LaSalle Incorporated and Societe Generale (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2022 (File No. 001-13145))

10.9+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION
10.10+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.11+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.12+	2019 Stock Award and Incentive Plan, effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145)).

10.13+	Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 27, 2021 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 27, 2021 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 16, 2021 (File No. 001-13145)).

10.14+	Second Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 25, 2023 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 25, 2023 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 14, 2023 (File No. 001-13145)).

10.15+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.16+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.17+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.18+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.19+	HFF, Inc. 2016 Equity Incentive Plan, assumed by the Company in connection with its acquisition of HFF, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 18, 2019, by and among the Company, JLL CM, Inc., JLL CMD, LCC and HFF, Inc. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, dated July 1, 2019 (File No. 333-232500))

10.20+	Amended and Restated Severance Pay Plan, effective July 1, 2010 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-13145))

10.21+	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.22+	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.23+	Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, dated March 28, 2012 (File No. 333-180405))

10.24+	Jones Lang LaSalle Incorporated Second Amendment to Deferred Compensation Plan, dated as of March 25, 2014 (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION
10.25+	Jones Lang LaSalle Incorporated Third Amendment to Deferred Compensation Plan, dated as of October 1, 2018 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.26+	Jones Lang LaSalle Incorporated Fourth Amendment to Deferred Compensation Plan, dated as of July 1, 2019 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.27+	Jones Lang LaSalle Incorporated Fifth Amendment to Deferred Compensation Plan, dated as of June 15, 2020 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.28+	Jones Lang LaSalle Incorporated Sixth Amendment to Deferred Compensation Plan, dated as of January 1, 2022 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.29+	Jones Lang LaSalle Deferred Compensation Plan (Amended and Restated as of January 1, 2024) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.30+	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program, effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 15, 2015 (File 001-13145))

10.31+	Letter Agreement, dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.32+	Amendment, dated August 1, 2022, to the Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.33+
Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.34+	Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.35+	Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

10.36+	Form Change in Control Agreement for Global Executive Board (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 4, 2021 (File No. 001-13145))

10.37+	Jones Lang LaSalle Incorporated Global Executive Board Annual Incentive Plan, dated as of February 23, 2024 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145)

10.38+	Letter Agreement dated July 31, 2024, between Jones Lang LaSalle Inc. and Yishai Lerner (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-13145)

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

19*	Jones Lang LaSalle Incorporated Policy on Trading in Company Securities

21.1*	List of Subsidiaries

EXHIBIT
NUMBER	DESCRIPTION
23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Jones Lang LaSalle Incorporated Policy on Recoupment of Incentive Compensation as adopted on September 7, 2023 (Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-13145))

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
+ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2025.

JONES LANG LASALLE INCORPORATED

By	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 2025.

Signature	Title

/s/ Siddharth N. Mehta	Chairman of the Board of Directors and Director
Siddharth N. Mehta

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Karen Brennan	Chief Financial Officer
Karen Brennan	(Principal Financial Officer)

/s/ Benjamin Hawke	Chief Accounting Officer
Benjamin Hawke	(Principal Accounting Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter, Jr.	Director
Matthew Carter, Jr.

/s/ Susan Gore	Director
Susan Gore

/s/ Tina Ju	Director
Tina Ju

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Deborah H. McAneny	Director
Deborah H. McAneny

/s/ Moses Ojeisekhoba	Director
Moses Ojeisekhoba

/s/ Jeetu Patel	Director
Jeetu Patel

/s/ Susan Gore	Director
Susan Gore

/s/ Larry Quinlan	Director
Larry Quinlan

/s/ Efrain Rivera	Director
Efrain Rivera