Form 10-Q
period 2025-03-31
JONES LANG LASALLE INC
filed 2025-05-07
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on May 2, 2025 was 47,473,979.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$432.4	416.3
Trade receivables, net of allowance of $67.4 and $60.8	2,013.3	2,153.5
Notes and other receivables	457.4	456.9
Reimbursable receivables	2,833.9	2,695.0
Warehouse receivables	601.6	770.7
Short-term contract assets, net of allowance of $1.6 and $1.6	314.8	334.8
Restricted cash, prepaid and other	580.3	651.3
Total current assets	7,233.7	7,478.5
Property and equipment, net of accumulated depreciation of $1,220.3 and $1,161.6	585.9	598.1
Operating lease right-of-use assets	737.6	743.1
Goodwill	4,642.5	4,611.3
Identified intangibles, net of accumulated amortization of $704.3 and $670.8	701.8	724.1
Investments, including $856.0 and $742.0 at fair value	902.4	812.7
Long-term receivables	387.6	394.7
Deferred tax assets, net	539.5	518.2
Deferred compensation plan	673.4	664.0
Other	226.7	219.1
Total assets	$16,631.1	16,763.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,201.4	1,322.7
Reimbursable payables	2,038.0	2,176.3
Accrued compensation and benefits	1,162.8	1,768.5
Short-term borrowings	88.3	153.8
Commercial paper, net of debt issuance costs of $1.7 and $0.7	898.3	199.3
Short-term contract liabilities and deferred income	187.7	203.8
Warehouse facilities	600.7	841.0
Short-term operating lease liabilities	155.5	157.2
Other	294.0	321.9
Total current liabilities	6,626.7	7,144.5
Credit facility, net of debt issuance costs of $10.7 and $11.4	409.3	88.6
Long-term debt, net of debt issuance costs of $6.0 and $6.4	772.1	756.7
Deferred tax liabilities, net	45.5	45.6
Deferred compensation	649.1	665.4
Long-term operating lease liabilities	754.2	748.8
Other	412.1	419.1
Total liabilities	9,669.0	9,868.7
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,513,451 and 47,415,584 outstanding	0.5	0.5
Additional paid-in capital	2,001.9	2,032.7
Retained earnings	6,383.0	6,334.9
Treasury stock, at cost, 4,607,097 and 4,704,964 shares	(923.5)	(937.9)
Shares held in trust	(12.1)	(11.8)
Accumulated other comprehensive loss	(610.6)	(646.9)
Total Company shareholders’ equity	6,839.2	6,771.5
Noncontrolling interest	122.9	123.6
Total equity	6,962.1	6,895.1
Total liabilities and equity	$16,631.1	16,763.8
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2025	2024
Revenue	$5,746.4	5,124.5
Operating expenses:
Compensation and benefits	$2,674.6	2,415.6
Operating, administrative and other	2,860.5	2,532.0
Depreciation and amortization	71.6	61.0
Restructuring and acquisition charges	19.7	1.7
Total operating expenses	$5,626.4	5,010.3
Operating income	$120.0	114.2
Interest expense, net of interest income	24.6	30.5
Equity losses	(25.6)	(3.7)
Other income	1.7	1.5
Income before income taxes and noncontrolling interest	71.5	81.5
Income tax provision	14.0	15.9
Net income	57.5	65.6
Net income (loss) attributable to noncontrolling interest	2.2	(0.5)
Net income attributable to common shareholders	$55.3	66.1
Basic earnings per common share	$1.17	1.39
Basic weighted average shares outstanding (in 000's)	47,466	47,485
Diluted earnings per common share	$1.14	1.37
Diluted weighted average shares outstanding (in 000's)	48,376	48,280
Net income attributable to common shareholders	$55.3	66.1
Change in pension liabilities, net of tax	(0.5)	0.3
Foreign currency translation adjustments	36.8	(37.7)
Comprehensive income attributable to common shareholders	$91.6	28.7
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
Net income	—	—	—	55.3	—	—	—	2.2	57.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	171,231	—	(52.8)	(7.2)	—	34.1	—	—	(25.9)
Stock-based compensation	—	—	22.0	—	—	—	—	—	22.0
Shares held in trust	—	—	—	—	(0.3)	—	—	—	(0.3)
Repurchase of common stock	(73,364)	—	—	—	—	(19.7)	—	—	(19.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	36.8	—	36.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
March 31, 2025	47,513,451	$0.5	2,001.9	6,383.0	(12.1)	(923.5)	(610.6)	122.9	$6,962.1

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income (loss)	—	—	—	66.1	—	—	—	(0.5)	65.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	132,118	—	(55.1)	(4.1)	—	38.9	—	—	(20.3)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(144,523)	—	—	—	—	(20.0)	—	—	(20.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	(37.7)	—	(37.7)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
March 31, 2024	47,497,345	$0.5	1,975.8	5,857.6	(10.3)	(901.2)	(628.9)	114.1	$6,407.6
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$57.5	65.6
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	71.6	61.0
Equity losses	25.6	3.7
Distributions of earnings from investments	1.6	3.2
Provision for loss on receivables and other assets	9.4	9.9
Amortization of stock-based compensation	22.0	11.2
Net non-cash mortgage servicing rights and mortgage banking derivative activity	12.9	9.0
Accretion of interest and amortization of debt issuance costs	1.7	1.4
Other, net	6.9	(8.6)
Change in:
Receivables	163.5	156.2
Reimbursable receivables and reimbursable payables	(271.8)	(193.4)
Prepaid expenses and other assets	(24.0)	(18.7)
Income taxes receivable, payable and deferred	(22.7)	(24.4)
Accounts payable, accrued liabilities and other liabilities	(171.3)	(154.5)
Accrued compensation (including net deferred compensation)	(650.5)	(599.1)
Net cash used in operating activities	(767.6)	(677.5)
Cash flows from investing activities:
Net capital additions – property and equipment	(44.5)	(43.2)
Capital contributions to investments	(112.9)	(17.4)
Distributions of capital from investments	4.9	5.7
Other, net	(0.3)	0.6
Net cash used in investing activities	(152.8)	(54.3)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	2,232.0	2,760.0
Repayments of borrowings under credit facility	(1,912.0)	(1,990.0)
Proceeds from issuance of commercial paper	1,000.0	—
Repayments of commercial paper	(300.0)	—
Net repayments of short-term borrowings	(67.2)	(18.7)
Payments of deferred business acquisition obligations and earn-outs	(0.6)	(3.1)
Repurchase of common stock	(19.7)	(20.0)
Noncontrolling interest distributions, net	(2.9)	(1.5)
Other, net	(28.9)	(23.3)
Net cash provided by financing activities	900.7	703.4
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	11.7	(9.7)
Net change in cash, cash equivalents and restricted cash	(8.0)	(38.1)
Cash, cash equivalents and restricted cash, beginning of the period	652.7	663.4
Cash, cash equivalents and restricted cash, end of the period	$644.7	625.3
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$236.5	253.4
Restricted cash, end of period	212.3	228.6
Cash paid during the period for:
Interest	$19.3	22.9
Income taxes, net of refunds	31.0	41.3
Operating leases	48.7	48.7
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company," "we," "us" or "our") for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Consolidated Financial Statements as of March 31, 2025, and for the periods ended March 31, 2025 and 2024, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Growth in our Workplace Management and Property Management businesses as well as other annuity-based services has, to an extent, lessened the seasonality in our revenue and profits during the past several years. Within our Leasing Advisory and Capital Markets Services segments, revenue from transaction-based activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. Our Investment Management segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations.
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
3.REVENUE RECOGNITION
Capital Markets Services revenue excluded from the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606")
Our mortgage banking and servicing operations, comprised of (i) all Loan Servicing revenue and (ii) activities related to mortgage servicing rights ("MSR" or "MSRs") and loan origination fees (included in Investment Sales, Debt/Equity Advisory and Other), are not considered revenue from contracts with customers, and accordingly are excluded from the scope of ASC Topic 606. Such out-of-scope revenue is presented below.

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue excluded from scope of ASC Topic 606	$70.4	67.2
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

(in millions)	March 31, 2025	December 31, 2024
Contract assets, gross	$372.5	388.3
Contract asset allowance	(3.9)	(3.9)
Contract assets, net	$368.6	384.4

Contract liabilities	$140.9	154.7
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

4.BUSINESS SEGMENTS
Effective January 1, 2025, we report Property Management (historically included in Markets Advisory, which was renamed Leasing Advisory) within Real Estate Management Services (formerly referred to as Work Dynamics). Prior period financial information was recast to conform with this presentation. Additionally, Capital Markets, LaSalle and JLL Technologies were renamed to Capital Markets Services, Investment Management and Software and Technology Solutions, respectively.
We manage and report our operations as five global business segments:
(1) Real Estate Management Services,
(2) Leasing Advisory,
(3) Capital Markets Services,
(4) Investment Management and
(5) Software and Technology Solutions.
Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, and portfolio and other services. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals, while our Software and Technology Solutions segment offers various software products and services to our clients.
We allocate all indirect expenses to our segments, other than interest and income taxes, as nearly all expenses incurred benefit one or more of the segments. Allocated expenses primarily consist of corporate functional costs across the globe, which we allocate to the business segments using an expense-specific driver-based methodology.
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for Investment Management and Software and Technology Solutions, (v) credit losses on convertible note investments, (vi) net non-cash MSR and mortgage banking derivative activity, (vii) Interest expense, net of interest income, (viii) Income tax provision and (ix) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
The Other segment items caption includes (i) other income/loss, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) credit losses on convertible note investments, (v) net non-cash MSR and mortgage banking derivative activity, (vi) net income/loss attributable to noncontrolling interest, (vii) the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders and (viii) the noncontrolling interest portion of Equity earnings/losses which are not attributable to common shareholders.
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of March 31, 2025, we define our Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended March 31,
(in millions)	2025	2024
Workplace Management	$3,263.6	2,871.7
Project Management	747.5	656.4
Property Management	445.6	429.7
Portfolio Services and Other	112.7	111.4
Revenue	$4,569.4	4,069.2
Less:
Platform compensation and benefits	$431.6	400.5
Platform operating, administrative and other	139.2	128.6
Gross contract costs	3,930.3	3,469.1
Add:
Equity earnings	0.4	1.1
Other segment items	(2.4)	(0.7)
Adjusted EBITDA	$66.3	71.4
Depreciation and amortization(1)	$30.6	28.0
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended March 31,
(in millions)	2025	2024
Leasing	$566.1	497.3
Advisory, Consulting and Other	20.0	23.1
Revenue	$586.1	520.4
Less:
Platform compensation and benefits	$426.8	381.8
Platform operating, administrative and other	60.4	57.6
Gross contract costs	2.0	6.4
Add:
Equity losses	—	—
Other segment items	0.1	0.2
Adjusted EBITDA	$97.0	74.8
Depreciation and amortization	$12.0	9.1

Capital Markets Services	Three Months Ended March 31,
(in millions)	2025	2024
Investment Sales, Debt/Equity Advisory and Other	$312.6	258.7
Value and Risk Advisory	81.6	80.2
Loan Servicing	41.1	38.7
Revenue	$435.3	377.6
Less:
Platform compensation and benefits	$329.5	287.6
Platform operating, administrative and other	70.7	60.8
Gross contract costs	1.1	13.6
Add:
Equity earnings	1.6	0.1
Other segment items	13.0	9.3
Adjusted EBITDA	$48.6	25.0
Depreciation and amortization	$18.9	16.4

Investment Management	Three Months Ended March 31,
(in millions)	2025	2024
Advisory fees	$89.3	92.3
Transaction fees and other	8.5	8.9
Incentive fees	0.7	2.2
Revenue	$98.5	103.4
Less:
Platform compensation and benefits	$58.3	61.3
Platform operating, administrative and other	16.3	12.9
Gross contract costs	8.2	8.4
Add:
Other segment items	0.1	0.2
Adjusted EBITDA	$15.8	21.0
Depreciation and amortization	$2.9	2.0
Equity losses	$(6.1)	(3.9)

Software and Technology Solutions	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$57.1	53.9
Less:
Platform compensation and benefits	$45.5	47.3
Platform operating, administrative and other	14.5	10.5
Gross contract costs	0.7	1.2
Add:
Other segment items	0.7	—
Adjusted EBITDA	$(2.9)	(5.1)
Depreciation and amortization	$6.3	4.5
Equity losses	$(21.5)	(1.0)

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted EBITDA - Real Estate Management Services	$66.3	71.4
Adjusted EBITDA - Leasing Advisory	97.0	74.8
Adjusted EBITDA - Capital Markets Services	48.6	25.0
Adjusted EBITDA - Investment Management	15.8	21.0
Adjusted EBITDA - Software and Technology Solutions	(2.9)	(5.1)
Adjusted EBITDA - Consolidated	$224.8	187.1
Adjustments:
Restructuring and acquisition charges	$(19.7)	(1.7)
Interest on employee loans, net of forgiveness	1.6	1.0
Equity losses - Investment Management and Software and Technology Solutions(1)	(28.7)	(4.9)
Credit losses on convertible note investments	(0.5)	—
Net non-cash MSR and mortgage banking derivative activity	(12.9)	(9.0)
Interest expense, net of interest income	(24.6)	(30.5)
Income tax provision	(14.0)	(15.9)
Depreciation and amortization(1)	(70.7)	(60.0)
Net income attributable to common shareholders	$55.3	66.1
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
2025 Business Combinations Activity
During the three months ended March 31, 2025 and 2024, we paid $0.6 million and $3.1 million, respectively, for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. We completed no strategic acquisitions in either period.
Earn-Out Payments

($ in millions)	March 31, 2025	December 31, 2024
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	12	13
Maximum earn-out payments (undiscounted)	$84.5	108.0
Short-term earn-out liabilities (fair value)(1)	16.2	12.0
Long-term earn-out liabilities (fair value)(1)	21.3	23.8
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2025 consisted of: (i) goodwill of $4,642.5 million, (ii) identifiable intangibles of $653.2 million amortized over their remaining finite useful lives and (iii) $48.6 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.

In conjunction with our new organizational structure described more fully in Note 4, Business Segments, we reassessed our reporting units as of January 1, 2025. As a result of the changes in Real Estate Management Services and Leasing Advisory, we reassigned goodwill to these reporting units using a relative fair value approach. Under this methodology, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach, and this resulting relative fair value was used to reassign the balance of goodwill.
We considered the change to Real Estate Management Services and Leasing Advisory reporting units a triggering event requiring the testing of our goodwill for impairment as of January 1, 2025. We performed a quantitative test relying on the discounted cash flow ("DCF") method, an income approach, and a market approach in determining the estimated fair value of these reporting units. Our analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin and the discount rate used to present value the estimated future cash flows. Our analysis indicated that no impairment existed as the estimated fair value of both Real Estate Management Services and Leasing Advisory reporting units exceeded their respective carrying value.
The following table details, by reporting segment, movements in goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Software and Technology Solutions	Consolidated
Balance as of January 1, 2025	$961.2	1,372.6	1,971.5	55.9	250.1	$4,611.3
Impact of exchange rate movements	4.0	12.8	14.2	0.5	(0.3)	31.2
Balance as of March 31, 2025	$965.2	1,385.4	1,985.7	56.4	249.8	$4,642.5

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2024	$851.1	543.8	$1,394.9
Additions, net of adjustments	20.2	—	20.2
Adjustment for fully amortized intangibles	(11.7)	—	(11.7)
Impact of exchange rate movements	—	2.7	2.7
Balance as of March 31, 2025	$859.6	546.5	$1,406.1

Accumulated Amortization
Balance as of December 31, 2024	$(380.0)	(290.8)	$(670.8)
Amortization expense, net(1)	(27.2)	(17.0)	(44.2)
Adjustment for fully amortized intangibles	11.7	—	11.7
Impact of exchange rate movements	—	(1.0)	(1.0)
Balance as of March 31, 2025	$(395.5)	(308.8)	$(704.3)

Net book value as of March 31, 2025	$464.1	237.7	$701.8
(1) Included in this amount for MSRs was $0.8 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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
6.INVESTMENTS
Summarized investment balances as of March 31, 2025 and December 31, 2024 are presented in the following table.

(in millions)	March 31, 2025	December 31, 2024
Investment Management co-investments	$514.5	406.1
Software and Technology Solutions investments	352.9	372.8
Other investments	35.0	33.8
Total	$902.4	812.7
Our Investment Management co-investments are primarily direct investments in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Software and Technology Solutions investments are generally investments in early to mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $192.2 million and $8.8 million as of March 31, 2025 for our Investment Management and Software and Technology Solutions businesses, respectively.
Impairment
There were no significant other-than-temporary impairment charges on investments for the three months ended March 31, 2025 and 2024.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include our $9.9 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment.

(in millions)	2025	2024
Fair value investments as of January 1,	$742.0	740.8
Investments	115.7	15.6
Distributions	(6.0)	(6.4)
Change in fair value, net	(27.7)	(3.1)
Foreign currency translation adjustments, net	7.4	(6.3)
Transfers in	24.6	3.2
Fair value investments as of March 31,	$856.0	743.8
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

(in millions)	March 31, 2025	December 31, 2024
Long-term debt, fair value	$797.5	785.2
Long-term debt, carrying value, net of debt issuance costs	772.1	756.7
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.

For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2025 and December 31, 2024, investments at fair value using NAV were $502.4 million and $367.9 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2025			December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$44.0	—	311.0	43.8	—	330.3
Foreign currency forward contracts receivable	—	2.5	—	—	4.9	—
Warehouse receivables	—	601.6	—	—	770.7	—
Deferred compensation plan assets	—	673.4	—	—	664.0	—
Mortgage banking derivative assets	—	—	71.4	—	—	161.1
Total assets at fair value	$44.0	1,277.5	382.4	43.8	1,439.6	491.4
Liabilities
Foreign currency forward contracts payable	$—	4.1	—	—	13.9	—
Deferred compensation plan liabilities	—	644.5	—	—	658.4	—
Earn-out liabilities	—	—	37.5	—	—	35.8
Mortgage banking derivative liabilities	—	—	54.7	—	—	67.3
Total liabilities at fair value	$—	648.6	92.2	—	672.3	103.1
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

(in billions)	March 31, 2025	December 31, 2024
Foreign currency forward contracts, gross notional value	$2.16	2.21
Foreign currency forward contracts, net basis	0.96	1.08
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	March 31, 2025	December 31, 2024
Net asset, receivable positions	$4.0	5.4
Net asset, payable positions	(1.5)	(0.5)
Foreign currency forward contracts receivable	$2.5	4.9

Net liability, receivable positions	$(0.3)	(1.9)
Net liability, payable positions	4.4	15.8
Foreign currency forward contracts payable	$4.1	13.9
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of March 31, 2025 and December 31, 2024, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
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

(in millions)	March 31, 2025	December 31, 2024
Deferred compensation plan assets	$673.4	664.0
Long-term deferred compensation plan liabilities	644.5	658.4
Shares held in trust	12.1	11.8
Earn-Out Liabilities
We classify our Earn-out liabilities within Level 3 in the fair value hierarchy because the inputs we use to develop the estimated fair value include unobservable inputs. See Note 5, Business Combinations, Goodwill and Other Intangible Assets, for additional discussion of our Earn-out liabilities.
Mortgage Banking Derivatives
Both our interest rate lock commitments to prospective borrowers and forward sale contracts with prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to nonperformance risk. Although nonperformance risk does not currently have a material impact, an increase in nonperformance risk assumptions would result in a lower fair value measurement.

The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of March 31, 2025
Investments	$330.3	(19.9)	0.7	—	(0.1)	—	$311.0
Mortgage banking derivative assets and liabilities, net	93.8	7.3	—	30.0	(114.4)	—	16.7
Earn-out liabilities	35.8	3.9	0.1	—	(0.1)	(2.2)	37.5

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in(2)	Balance as of March 31, 2024
Investments	$367.3	(1.1)	(0.2)	0.5	—	3.2	$369.7
Mortgage banking derivative assets and liabilities, net	10.3	8.7	—	23.8	(23.9)	—	18.9
Earn-out liabilities	57.5	(10.5)	—	—	(0.3)	—	46.7
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
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during either of the three months ended March 31, 2025 or 2024. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.

8.DEBT
Debt is composed of the following obligations.

($ in millions)	March 31, 2025	December 31, 2024
Short-term debt:
Local overdraft facilities	$17.0	18.9
Other short-term borrowings	71.3	134.9
Commercial paper, net of debt issuance costs of $1.7 and $0.7	898.3	199.3
Total short-term debt, net of debt issuance costs	$986.6	353.1
Credit facility, net of debt issuance costs of $10.7 and $11.4	409.3	88.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.3 and $0.3	188.7	181.2
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $5.3 and $5.6	394.7	394.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.4 and $0.5	188.7	181.1
Total debt, net of debt issuance costs	$2,168.0	1,198.4
Commercial Paper Program
We maintain a commercial paper program (the "Program") in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time. Notes issued under the Program will be sold under customary market terms in the U.S. commercial paper market at par less a discount representing an interest factor or, if interest bearing, at par. The maturities of the Program notes may vary but may not exceed 397 days from the date of issuance. We intend to use net proceeds of the Program for general corporate purposes, including the repayment of outstanding borrowings under our credit facilities.
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of March 31, 2025 at Adjusted Term SOFR plus 0.86%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both March 31, 2025 and December 31, 2024.
The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended March 31,
($ in millions)	2025	2024
Average outstanding borrowings	$1,003.3	1,056.7
Average effective interest rate	5.0%	6.1%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $44.1 million under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2025, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2025.
Warehouse Facilities
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

	Three Months Ended March 31,
(in millions)	2025	2024
Origination of mortgage loans	$(1,824.1)	(1,587.3)
Proceeds from the sales of mortgage loans	2,064.3	1,929.4
Net decrease in Warehouse facilities	(240.3)	(340.5)
The following table provides details regarding our Warehouse facilities lines of credit.

	March 31, 2025		December 31, 2024
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 15, 2025	$85.2	700.0	341.3	700.0
SOFR plus 1.30%, expires September 13, 2025	348.4	1,200.0	416.5	2,100.0
SOFR plus 1.40%, expires October 23, 2025	167.7	400.0	8.8	400.0
Fannie Mae ASAP(1) program, SOFR plus 1.25%	—	n/a	75.3	n/a
Gross warehouse facilities	601.3	2,300.0	841.9	3,200.0
Debt issuance costs	(0.6)	n/a	(0.9)	n/a
Total warehouse facilities	$600.7	2,300.0	841.0	3,200.0
(1) As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of March 31, 2025.

9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $0.5 million as of both March 31, 2025 and December 31, 2024, and are included in Notes and other receivables on our Consolidated Balance Sheet.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2024	$4.2
New claims	—
Prior year claims adjustments (including foreign currency changes)	0.2
Claims paid	(2.4)
March 31, 2025	$2.0

December 31, 2023	$9.4
New claims	0.2
Prior year claims adjustments (including foreign currency changes)	—
Claims paid	(2.4)
March 31, 2024	$7.2
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2025 and December 31, 2024, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $23.4 billion and $23.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of March 31, 2025 and December 31, 2024, the loss-sharing guarantee obligations were $30.6 million and $30.0 million, respectively, and are included in Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the three months ended March 31, 2025 and 2024.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of March 31, 2025 and December 31, 2024, the loan loss guarantee reserve was $27.6 million and $28.5 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets.

10. RESTRUCTURING AND ACQUISITION CHARGES
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

	Three Months Ended March 31,
(in millions)	2025	2024
Severance and other employment-related charges	$7.4	4.5
Restructuring, pre-acquisition and post-acquisition charges	7.7	7.4
Stock-based compensation expense for post-acquisition retention awards	0.7	0.3
Fair value adjustments to earn-out liabilities	3.9	(10.5)
Restructuring and acquisition charges	$19.7	1.7
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of March 31, 2025 will be paid during the next twelve months.
11.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	36.8	36.3
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	36.8	36.3
Balance as of March 31, 2025	$(56.0)	(554.6)	$(610.6)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income (loss) before reclassification	0.3	(37.7)	(37.4)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.3	(37.7)	(37.4)
Balance as of March 31, 2024	$(63.5)	(565.4)	$(628.9)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2025, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2025.
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
Transaction-Based Revenues and Equity Earnings
Transaction-based revenues are impacted by the size and timing of our clients' transactions. Such revenues include investment sales and other capital markets activities, agency and tenant representation leasing transactions, incentive fees, and other services/offerings, increase the variability of the revenue we earn. Specifically for Investment Management, the magnitude and timing of recognition of incentive fees are driven by one or a combination of the following: changes in valuations of the underlying investments, dispositions of managed assets and the contractual measurement periods with clients. The timing and the magnitude of transaction-based revenues can vary significantly from year to year and quarter to quarter and also vary geographically.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2025 and 2024 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•n.m.: not meaningful, represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•Effective January 1, 2025, we report Project Management in Resilient revenue. Prior period financial information was recast to conform with this presentation.
•We define "Resilient" revenue as, (i) Workplace Management, Project Management and Property Management, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services, (iii) Advisory Fees, within Investment Management, and (iv) Software and Technology Solutions. In addition, we define "Transactional" revenue as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, and (iv) Incentive fees and Transaction fees and other, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
•We define "Greater China" as China, Hong Kong, Macau and Taiwan.
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$4,569.4	4,069.2	500.2	12%	14%
Leasing Advisory	586.1	520.4	65.7	13	13
Capital Markets Services	435.3	377.6	57.7	15	16
Investment Management	98.5	103.4	(4.9)	(5)	(4)
Software and Technology Solutions	57.1	53.9	3.2	6	6
Revenue	$5,746.4	5,124.5	621.9	12%	13%
Platform compensation and benefits	$1,291.7	1,178.5	113.2	10%	11%
Platform operating, administrative and other expenses	301.1	270.4	30.7	11	12
Depreciation and amortization	71.6	61.0	10.6	17	19
Total platform operating expenses	1,664.4	1,509.9	154.5	10	11
Gross contract costs	3,942.3	3,498.7	443.6	13	14
Restructuring and acquisition charges	19.7	1.7	18.0	n.m.	n.m.
Total operating expenses	$5,626.4	5,010.3	616.1	12%	14%
Operating income	$120.0	114.2	5.8	5%	4%
Equity losses	$(25.6)	(3.7)	(21.9)	(592)%	(593)%
Net non-cash MSR and mortgage banking derivative activity	$(12.9)	(9.0)	(3.9)	(43)%	(43)%
Adjusted EBITDA	$224.8	187.1	37.7	20%	20%

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
Adjustments to U.S. GAAP Financial Measures Used to Calculate non-GAAP Financial Measures
Net non-cash MSR and mortgage banking derivative activity consists of the balances presented within Revenue composed of (i) derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity and (ii) gains recognized from the retention of MSR upon origination and sale of mortgage loans, offset by (iii) amortization of MSR intangible assets over the period that net servicing income is projected to be received. Non-cash derivative gains/losses resulting from mortgage banking loan commitment and warehousing activity are calculated as the estimated fair value of loan commitments and subsequent changes thereof, primarily represented by the estimated net cash flows associated with future servicing rights. MSR gains and corresponding MSR intangible assets are calculated as the present value of estimated net cash flows over the estimated mortgage servicing periods. The above activity is reported entirely within Revenue of the Capital Markets Services segment. Excluding net non-cash MSR and mortgage banking derivative activity reflects how we manage and evaluate performance because the excluded activity is non-cash in nature.
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
Interest on employee loans, net of forgiveness reflects interest accrued on employee loans less the amount of accrued interest forgiven. Certain employees (predominantly in Leasing Advisory and Capital Markets Services) receive cash payments structured as loans, with interest. Employees earn forgiveness of the loan based on performance, generally calculated as a percentage of revenue production. Such forgiven amounts are reflected in Compensation and benefits expense. Given the interest accrued on these employee loans and subsequent forgiveness are non-cash and the amounts perfectly offset over the life of the loan, the activity is not indicative of core operating performance and is excluded from non-GAAP measures.
Equity earnings/losses (Investment Management and Software and Technology Solutions) primarily reflects valuation changes on investments reported at fair value. Investments reported at fair value are increased or decreased each reporting period by the change in the fair value of the investment. Where the measurement alternative has been elected, our investment is increased or decreased upon observable price changes. Such activity is excluded as the amounts are generally non‑cash in nature and not indicative of core operating performance.

Note: Equity earnings/losses in the remaining segments represent the results of unconsolidated operating ventures (not investments), and therefore, the amounts are included in Adjusted EBITDA on both a segment and consolidated basis.
Credit losses on convertible note investments reflects credit impairments associated with pre-equity convertible note investments in early-stage proptech enterprises. Such losses are similar to the equity investment-related losses included in equity earnings/losses for Software and Technology Solutions' investments and are therefore consistently excluded from adjusted measures.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions)	2025	2024
Net income attributable to common shareholders	$55.3	66.1
Add:
Interest expense, net of interest income	24.6	30.5
Income tax provision	14.0	15.9
Depreciation and amortization(1)	70.7	60.0
Adjustments:
Restructuring and acquisition charges	19.7	1.7
Net non-cash MSR and mortgage banking derivative activity	12.9	9.0
Interest on employee loans, net of forgiveness	(1.6)	(1.0)
Equity losses - Investment Management and Software and Technology Solutions(1)	28.7	4.9
Credit losses on convertible note investments	0.5	—
Adjusted EBITDA	$224.8	187.1
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

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

	Three Months Ended March 31,
($ in millions)	2025	% Change
Revenue:
At current period exchange rates	$5,746.4	12%
Impact of change in exchange rates	60.4	n/a
At comparative period exchange rates	$5,806.8	13%

Operating income:
At current period exchange rates	$120.0	5%
Impact of change in exchange rates	(1.3)	n/a
At comparative period exchange rates	$118.7	4%

Adjusted EBITDA:
At current period exchange rates	$224.8	20%
Impact of change in exchange rates	(0.5)	n/a
At comparative period exchange rates	$224.3	20%

Revenue
Revenue increased 13% compared with the prior-year quarter. Several businesses with Resilient revenues, collectively up 13%, continued to deliver strong growth, highlighted by (i) Workplace Management, up 15%, and (ii) Project Management, up 16%, both within Real Estate Management Services, as well as (iii) Software and Technology Solutions, up 6%. The collective 14% increase in Transactional revenue was led by Leasing, within Leasing Advisory, up 15%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 22% (excluding the impact of non-cash MSR and mortgage banking derivative activity).
The following highlights Revenue by segment, for the first quarter of 2025 and 2024 ($ in millions). Refer to segment operating results for further detail.
Operating Expenses
Consolidated operating expenses were $5.6 billion for the first quarter, up 14% from the same period in 2024. Gross contract costs were $3.9 billion, up 14% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management and Property Management, within Real Estate Management Services. Platform operating expenses were $1.7 billion for the first quarter, an 11% increase from the prior-year quarter, largely due to revenue-related expense growth and incremental investments in the platform (notably technology and artificial intelligence capabilities) across segments to drive future business growth.

For the first quarter of 2025, Restructuring and acquisition charges increased primarily due to the year-over-year change in non-cash charges/benefit associated with expected achievement of acquisition-related earn-outs. Refer to the following table for detail on Restructuring and acquisition charges.

	Three Months Ended March 31,
(in millions)	2025	2024
Severance and other employment-related charges	$7.4	4.5
Restructuring, pre-acquisition and post-acquisition charges	8.4	7.7
Fair value adjustments that resulted in a net increase (decrease) to earn-out liabilities from prior-period acquisition activity	3.9	(10.5)
Restructuring and acquisition charges	$19.7	1.7
Interest Expense
Interest expense, net of interest income, for the three months ended March 31, 2025 was $24.6 million, compared with $30.5 million in the prior-year period. Lower expense resulted primarily from a lower effective interest rate and also lower average borrowings for the current quarter.
Equity (Losses) Earnings
The following details Equity (losses) earnings by relevant segment. In the current period, equity losses were largely attributable to valuation declines of investments within Software and Technology Solutions. Refer to the segment discussions for additional details.

	Three Months Ended March 31,
(in millions)	2025	2024
Investment Management	$(6.1)	(3.9)
Software and Technology Solutions	(21.5)	(1.0)
Other	2.0	1.2
Equity losses	$(25.6)	(3.7)
Income Taxes
The Income tax provision was $14.0 million for the three months ended March 31, 2025, representing an effective tax rate ("ETR") of 19.5%. For the three months ended March 31, 2024, the income tax provision was $15.9 million, also representing an ETR of 19.5%.
A number of countries in which we have a taxable presence have enacted legislation effective in 2024 correlated to the Organization for Economic Co-operation and Development (OECD) guidance for a global minimum tax rate of 15%, referred to as "Pillar Two" taxation. Such legislation enacted through March 31, 2025 did not have a material impact on our effective tax rate for the first three months of 2025 and is not presently expected to have a material impact for the full year 2025.

Net Income and Adjusted EBITDA
Net income attributable to common shareholders was $55.3 million for the three months ended March 31, 2025, compared with $66.1 million in the prior-year quarter. Adjusted EBITDA was $224.8 million for the first quarter of 2025, compared with $187.1 million in the prior-year period. The change in net income attributable to common shareholders reflected higher equity losses from Software and Technology Solutions and Investment Management investments as well as an increase in restructuring and acquisition charges. These items are excluded from Adjusted EBITDA.
The following chart reflects the aggregation of segment Adjusted EBITDA for the first quarter of 2025 and 2024.

Aggregation of Segment Adjusted EBITDA
(in millions)
$250
$200
$150
$100
$50
$—
$187
$225
$71
$75
$25
$21
$(5)
$66
$97
$49
$16
$(3)
Q1 2024
Q1 2025
Real Estate Mgmt Services
Leasing Advisory
Capital Markets Services
Investment Mgmt
Software & Tech Solutions

Segment Operating Results
Effective January 1, 2025, we report Property Management (historically included in Markets Advisory, which was renamed Leasing Advisory) within Real Estate Management Services (formerly referred to as Work Dynamics). Additionally, Capital Markets, LaSalle and JLL Technologies were renamed to Capital Markets Services, Investment Management and Software and Technology Solutions, respectively.
We manage and report our operations as five business segments: Real Estate Management Services, Leasing Advisory, Capital Markets Services, Investment Management and Software and Technology Solutions. Our Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, and portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to facility occupiers. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Our Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals, while our Software and Technology Solutions segment offers various software products and services to our clients.
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which includes Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.

Real Estate Management Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$3,263.6	2,871.7	391.9	14%	15%
Project Management	747.5	656.4	91.1	14	16
Property Management	445.6	429.7	15.9	4	5
Portfolio Services and Other	112.7	111.4	1.3	1	2
Revenue	$4,569.4	4,069.2	500.2	12%	14%
Platform compensation and benefits	$431.6	400.5	31.1	8%	9%
Platform operating, administrative and other	139.2	128.6	10.6	8	10
Depreciation and amortization	31.5	29.0	2.5	9	10
Segment platform operating expenses	602.3	558.1	44.2	8	10
Gross contract costs	3,930.3	3,469.1	461.2	13	15
Segment operating expenses	$4,532.6	4,027.2	505.4	13%	14%
Equity earnings	$0.4	1.1	(0.7)	(64%)	(63)%
Adjusted EBITDA	$66.3	71.4	(5.1)	(7)%	(9)%
Real Estate Management Services revenue growth was driven by continued strong performance in Workplace Management, largely from a balanced mix of client wins and mandate expansions, as incremental pass-through costs augmented high single-digit management fee growth. Project Management revenue increase was led by the U.S. and Asia Pacific, as a near-double-digit management fee increase was supplemented by higher pass-through costs.
Increased segment platform operating expenses were driven by i) continued investments in our technology platform (including in artificial intelligence and project management capabilities) and ii) incremental human capital investments in the latter half of 2024, most notably in Project Management, to support future business growth. Higher gross contract costs correlated to top-line performance in the Resilient business lines (Workplace Management, Project Management and Property Management).
The change in Adjusted EBITDA and margin was primarily due to the technology platform and human capital investments described above, which outpaced revenue growth.

Leasing Advisory

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$566.1	497.3	68.8	14%	15%
Advisory, Consulting and Other	20.0	23.1	(3.1)	(13)	(12)
Revenue	$586.1	520.4	65.7	13%	13%
Platform compensation and benefits	$426.8	381.8	45.0	12%	13%
Platform operating, administrative and other	60.4	57.6	2.8	5	6
Depreciation and amortization	12.0	9.1	2.9	32	35
Segment platform operating expenses	499.2	448.5	50.7	11	12
Gross contract costs	2.0	6.4	(4.4)	(69)	(68)
Segment operating expenses	$501.2	454.9	46.3	10%	11%
Adjusted EBITDA	$97.0	74.8	22.2	30%	29%
Compared with the prior-year quarter, increased revenue was driven by broad-based Leasing growth across asset classes, led by growth in office together with accelerated momentum from industrial. Many geographies achieved double-digit Leasing revenue growth for the quarter, most notably the U.S., Canada, Greater China and Germany. U.S. office leasing increased for the fifth consecutive quarter, exceeding first-quarter 2019 levels, partially driven by an increase in the number of large leasing deals across nearly all asset classes. Globally, office leasing grew 18% over the prior-year quarter, outperforming market volume growth of 9% according to JLL Research.
The increase in segment platform operating expenses was due to higher commissions correlated to revenue growth, partially offset by continued improvement in platform leverage.
Higher Adjusted EBITDA was largely driven by the revenue growth and improved platform leverage described above.

Capital Markets Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$312.6	258.7	53.9	21%	21%
Value and Risk Advisory	81.6	80.2	1.4	2	4
Loan Servicing	41.1	38.7	2.4	6	6
Revenue	$435.3	377.6	57.7	15%	16%
Platform compensation and benefits	$329.5	287.6	41.9	15%	16%
Platform operating, administrative and other	70.7	60.8	9.9	16	18
Depreciation and amortization	18.9	16.4	2.5	15	16
Segment platform operating expenses	419.1	364.8	54.3	15	16
Gross contract costs	1.1	13.6	(12.5)	(92)	(92)
Segment operating expenses	$420.2	378.4	41.8	11%	12%
Equity earnings	$1.6	0.1	1.5	n.m.	n.m.
Net non-cash MSR and mortgage banking derivative activity	$(12.9)	(9.0)	(3.9)	(43)%	(43)%
Adjusted EBITDA	$48.6	25.0	23.6	94%	90%
Capital Markets Services top-line growth was fueled by debt advisory and investment sales, most notably in the United States. Debt advisory grew over 45% for the quarter while investment sales were up approximately 15%. The residential sector demonstrated the most significant improvement over the prior-year quarter, while hotels and industrial also contributed to the current-quarter growth. Specifically, Investment sales in the U.S. grew approximately 46% for the quarter, outperforming the broader market volume for U.S. investment sales, which grew 42% for the quarter, according to JLL Research.
The increase in segment platform operating expenses was largely driven by higher commission expense, correlated to the growth in Investment Sales, Equity & Debt Advisory. Higher platform operating and administrative costs were offset by lower gross contract costs. As such, the revenue growth outpaced the increase in segment operating expenses.
Adjusted EBITDA improvement for the quarter was largely attributable to transactional revenue growth described above, together with continued improvement in platform leverage.

Investment Management

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$89.3	92.3	(3.0)	(3)%	(2)%
Transaction fees and other	8.5	8.9	(0.4)	(4)	(4)
Incentive fees	0.7	2.2	(1.5)	(68)	(67)
Revenue	$98.5	103.4	(4.9)	(5)%	(4)%
Platform compensation and benefits	$58.3	61.3	(3.0)	(5)%	(4)%
Platform operating, administrative and other	16.3	12.9	3.4	26	28
Depreciation and amortization	2.9	2.0	0.9	45	51
Segment platform operating expenses	77.5	76.2	1.3	2	3
Gross contract costs	8.2	8.4	(0.2)	(2)	(3)
Segment operating expenses	$85.7	84.6	1.1	1%	2%
Adjusted EBITDA(1)	$15.8	21.0	(5.2)	(25)%	(22)%
Equity losses	$(6.1)	(3.9)	(2.2)	(56)%	(60)%
(1) Adjusted EBITDA excludes Equity losses attributable to common shareholders for Investment Management.
Investment Management advisory fees declined primarily due to lower assets under management ("AUM"), reflecting asset dispositions on behalf of certain clients in the fourth quarter of 2024.
The net increase in segment operating expenses was driven primarily by foreign currency transaction losses in the current quarter, and the timing of certain expenses.
The change in Adjusted EBITDA was attributable to the overall reduction in revenue, coupled with the expense drivers described above.
AUM decreased 7% in USD (4% in local currency) during the quarter, and decreased 8% in USD (6% in local currency) over the trailing twelve months. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (December 31, 2024)	$88.8
Asset acquisitions/takeovers	2.2
Asset dispositions/withdrawals	(3.7)
Valuation changes	0.2
Foreign currency translation	(2.8)
Change in uncalled committed capital and cash held	(2.4)
Ending balance (March 31, 2025)	$82.3

Trailing Twelve Months
Beginning balance (March 31, 2024)	$89.7
Asset acquisitions/takeovers	5.3
Asset dispositions/withdrawals	(7.0)
Valuation changes	(0.1)
Foreign currency translation	(2.2)
Change in uncalled committed capital and cash held	(3.4)
Ending balance (March 31, 2025)	$82.3

Software and Technology Solutions

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$57.1	53.9	3.2	6%	6%
Platform compensation and benefits(1)	$45.5	47.3	(1.8)	(4)%	(3)%
Platform operating, administrative and other	14.5	10.5	4.0	38	38
Depreciation and amortization	6.3	4.5	1.8	40	39
Segment platform operating expenses	66.3	62.3	4.0	6	7
Gross contract costs	0.7	1.2	(0.5)	(42)	(35)
Segment operating expenses	$67.0	63.5	3.5	6%	6%
Adjusted EBITDA(2)	$(2.9)	(5.1)	2.2	43%	37%
Equity losses	$(21.5)	(1.0)	(20.5)	n.m.	n.m.
(1) Included in Platform compensation and benefits expense is a reduction in carried interest expense of $2.4 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Carried interest expense (benefit) is associated with equity earnings/losses on Spark Venture Funds investments.
(2) Adjusted EBITDA excludes Equity losses for Software and Technology Solutions.
Software and Technology Solutions revenue growth was due to increased bookings from software, partially offset by technology solutions.
The increase in segment operating expenses was driven by growth in revenue-related expenses, partially offset by the higher year-over-year carried interest benefit.
The improvement in Adjusted EBITDA was a product of the change in carried interest benefit and higher revenue, partially tempered by the revenue-related expense growth.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities used $767.6 million of cash in the first three months of 2025, compared with $677.5 million of cash used in operating activities during the same period in 2024. Incremental cash outflow in the first quarter was primarily attributable to (i) the timing of Net reimbursables activity, (ii) higher commission payments in the first quarter of 2025 compared with the prior-year quarter (reflecting higher transactional revenue activity in Q4 2024 compared with Q4 2023). These drivers outpaced the increase in cash provided by earnings.
Cash Flows from Investing Activities
We used $152.8 million of cash for investing activities during the first three months of 2025, compared with $54.3 million used during the same period in 2024. The increase in cash used for investing activities was attributable to our $100 million contribution to JLL Income Property Trust ("JLL IPT"), an Investment Management flagship fund, in January 2025. We discuss other drivers of investing activity below in further detail.
Cash Flows from Financing Activities
Financing activities provided $900.7 million of cash during the first three months of 2025, compared with $703.4 million provided during the same period in 2024. This increase in cash provided by financing activities was driven by utilization of our commercial paper program, launched in the second quarter of 2024, to support the $100 million investment in JLL IPT as well as the higher cash flow used in operating activities, both noted above.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	March 31, 2025	December 31, 2024
Outstanding borrowings under the Facility	$420.0	100.0
Short-term borrowings	88.3	153.8
Outstanding commercial paper	900.0	200.0
In addition to our Facility, we had the capacity to borrow up to $44.1 million under local overdraft facilities as of March 31, 2025.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended March 31,
($ in millions)	2025	2024
Average outstanding borrowings	$1,003.3	1,056.7
Average effective interest rate	5.0%	6.1%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of March 31, 2025, we had a carrying value of $902.4 million in Investments, primarily related to Investment Management co-investments and investments by Software and Technology Solutions in early to mid-stage proptech companies as well as proptech funds. For the first three months ended March 31, 2025 and 2024, funding of investments exceeded return of capital by $108.0 million (notably, the $100.0 million invested in JLL IPT as described above) and $11.7 million, respectively. We expect continued investment activity by both Investment Management and Software and Technology Solutions.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the three months ended March 31, 2025 and 2024 were $44.5 million and $43.2 million, respectively. Our capital expenditures in 2025 were primarily for purchased/developed software and technology hardware.
Business Acquisitions
During the three months ended March 31, 2025, we paid $0.6 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flow from financing activities.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $23.0 million as of March 31, 2025. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2025, we had the potential to make earn-out payments for a maximum of $84.5 million on 12 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended March 31,
($ in millions)	2025	2024
Total number of shares repurchased (in 000's)	75.3	110.7
Total paid for shares repurchased	$19.8	20.1
As of March 31, 2025, $993.4 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2025 and December 31, 2024, we had total Cash and cash equivalents of $432.4 million and $416.3 million, respectively, of which approximately $338.6 million and $314.4 million, respectively, was held by foreign subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management.
Statements in the future tense, and all statements accompanied by terms such as "believe," "will," "may," "could," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan" and variations thereof and similar terms, are intended to be forward-looking statements. Such statements do not relate strictly to historical or current facts as they relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2025 on our variable-rate debt, our results would reflect an incremental $1.3 million of interest expense for the three months ended March 31, 2025.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2025	2024
British pound	7%	8%
Euro	6	6
Other(1)	23	25
Revenue exposed to foreign exchange rates	36%	39%
United States dollar	64	61
Total revenue	100%	100%
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
We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany lending and cash management practices. See Note 7, Fair Value Measurements, in the Notes to the Consolidated Financial Statements for further discussion of our forward contracts.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2025.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2025 - January 31, 2025	24,456	$261.59	24,456
February 1, 2025 - February 28, 2025	23,471	$275.15	23,471
March 1, 2025 - March 31, 2025	27,407	$253.28	27,407	$993.4
Total	75,334		75,334
Item 5. Other Information
On March 21, 2025, Andy Poppink, the Company’s Chief Executive Officer, Leasing Advisory, entered into a pre-planned stock trading arrangement (the "Trading Plan") designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy. The Trading Plan provides for the sale of up to 13,820 shares of the Company’s common stock over an approximately eleven-month period, subject to certain price thresholds. Sales under the Trading Plan may commence no earlier than June 20, 2025, and will terminate on May 29, 2026.
No other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K during the quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Jones Lang LaSalle Incorporated Amended and Restated Severance Pay Plan, effective April 1, 2025

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2025.

JONES LANG LASALLE INCORPORATED

By:	/s/ Karen Brennan
Karen Brennan
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)