Form 10-Q
period 2025-06-30
JONES LANG LASALLE INC
filed 2025-08-06
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on August 1, 2025 was 47,381,230.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$401.4	416.3
Trade receivables, net of allowance of $70.3 and $60.8	2,047.2	2,153.5
Notes and other receivables	453.2	456.9
Reimbursable receivables	2,791.3	2,695.0
Warehouse receivables	1,228.6	770.7
Short-term contract assets, net of allowance of $1.4 and $1.6	309.1	334.8
Restricted cash, prepaid and other	620.7	651.3
Total current assets	7,851.5	7,478.5
Property and equipment, net of accumulated depreciation of $1,287.4 and $1,161.6	590.0	598.1
Operating lease right-of-use assets	715.8	743.1
Goodwill	4,715.8	4,611.3
Identified intangibles, net of accumulated amortization of $738.3 and $670.8	682.0	724.1
Investments, including $833.7 and $742.0 at fair value	878.8	812.7
Long-term receivables	411.1	394.7
Deferred tax assets, net	576.0	518.2
Deferred compensation plan	674.9	664.0
Other	244.6	219.1
Total assets	$17,340.5	16,763.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,184.3	1,322.7
Reimbursable payables	2,101.2	2,176.3
Accrued compensation and benefits	1,135.9	1,768.5
Short-term borrowings	107.2	153.8
Commercial paper, net of debt issuance costs of $0.8 and $0.7	689.2	199.3
Short-term contract liabilities and deferred income	230.2	203.8
Warehouse facilities	1,223.5	841.0
Short-term operating lease liabilities	165.1	157.2
Other	329.6	321.9
Total current liabilities	7,166.2	7,144.5
Credit facility, net of debt issuance costs of $10.0 and $11.4	370.0	88.6
Long-term debt, net of debt issuance costs of $5.6 and $6.4	805.3	756.7
Deferred tax liabilities, net	48.9	45.6
Deferred compensation	664.1	665.4
Long-term operating lease liabilities	750.3	748.8
Other	374.1	419.1
Total liabilities	10,178.9	9,868.7
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,378,977 and 47,415,584 outstanding	0.5	0.5
Additional paid-in capital	2,039.4	2,032.7
Retained earnings	6,494.7	6,334.9
Treasury stock, at cost, 4,741,571 and 4,704,964 shares	(958.5)	(937.9)
Shares held in trust	(12.0)	(11.8)
Accumulated other comprehensive loss	(524.2)	(646.9)
Total Company shareholders’ equity	7,039.9	6,771.5
Noncontrolling interest	121.7	123.6
Total equity	7,161.6	6,895.1
Total liabilities and equity	$17,340.5	16,763.8
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$6,250.1	5,628.7	$11,996.5	10,753.2
Operating expenses:
Compensation and benefits	$2,835.1	2,599.2	$5,509.7	5,014.8
Operating, administrative and other	3,128.6	2,803.3	5,989.1	5,335.3
Depreciation and amortization	67.7	62.3	139.3	123.3
Restructuring and acquisition charges	21.3	11.5	41.0	13.2
Total operating expenses	$6,052.7	5,476.3	$11,679.1	10,486.6
Operating income	$197.4	152.4	$317.4	266.6
Interest expense, net of interest income	35.3	41.7	59.9	72.2
Equity losses	(27.4)	(15.4)	(53.0)	(19.1)
Other income	2.5	9.7	4.2	11.2
Income before income taxes and noncontrolling interest	137.2	105.0	208.7	186.5
Income tax provision	26.7	20.5	40.7	36.4
Net income	110.5	84.5	168.0	150.1
Net (loss) income attributable to noncontrolling interest	(1.8)	0.1	0.4	(0.4)
Net income attributable to common shareholders	$112.3	84.4	$167.6	150.5
Basic earnings per common share	$2.36	1.77	$3.53	3.17
Basic weighted average shares outstanding (in 000's)	47,483	47,539	47,475	47,512
Diluted earnings per common share	$2.32	1.75	$3.46	3.12
Diluted weighted average shares outstanding (in 000's)	48,334	48,317	48,372	48,302
Net income attributable to common shareholders	$112.3	84.4	$167.6	150.5
Change in pension liabilities, net of tax	—	—	(0.5)	0.3
Foreign currency translation adjustments	86.4	(22.1)	123.2	(59.8)
Comprehensive income attributable to common shareholders	$198.7	62.3	$290.3	91.0
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
Net income	—	—	—	55.3	—	—	—	2.2	57.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	171,231	—	(52.8)	(7.2)	—	34.1	—	—	(25.9)
Stock-based compensation	—	—	22.0	—	—	—	—	—	22.0
Shares held in trust	—	—	—	—	(0.3)	—	—	—	(0.3)
Repurchase of common stock	(73,364)	—	—	—	—	(19.7)	—	—	(19.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	36.8	—	36.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
March 31, 2025	47,513,451	$0.5	2,001.9	6,383.0	(12.1)	(923.5)	(610.6)	122.9	$6,962.1
Net income (loss)	—	—	—	112.3	—	—	—	(1.8)	110.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	31,597	—	(6.5)	(0.6)	—	5.2	—	—	(1.9)
Stock-based compensation	—	—	44.0	—	—	—	—	—	44.0
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(166,071)	—	—	—	—	(40.2)	—	—	(40.2)
Foreign currency translation adjustments	—	—	—	—	—	—	86.4	—	86.4
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	0.6	0.6
June 30, 2025	47,378,977	$0.5	2,039.4	6,494.7	(12.0)	(958.5)	(524.2)	121.7	$7,161.6

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income (loss)	—	—	—	66.1	—	—	—	(0.5)	65.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	132,118	—	(55.1)	(4.1)	—	38.9	—	—	(20.3)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(144,523)	—	—	—	—	(20.0)	—	—	(20.0)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	—	—	(37.7)	—	(37.7)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
March 31, 2024	47,497,345	$0.5	1,975.8	5,857.6	(10.3)	(901.2)	(628.9)	114.1	$6,407.6
Net income	—	—	—	84.4	—	—	—	0.1	84.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	103,674	—	(8.2)	(0.1)	—	8.0	—	—	(0.3)
Stock-based compensation	—	—	45.7	—	—	—	—	—	45.7
Shares held in trust	—	—	—	—	(1.6)	—	—	—	(1.6)
Repurchase of common stock	(103,714)	—	—	—	—	(20.4)	—	—	(20.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(22.1)	—	(22.1)
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	4.9	4.9
June 30, 2024	47,497,305	$0.5	2,013.3	5,941.9	(11.9)	(913.6)	(651.0)	119.1	$6,498.3
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$168.0	150.1
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	139.3	123.3
Equity losses	53.0	19.1
Distributions of earnings from investments	9.1	7.2
Provision for loss on receivables and other assets	18.4	31.7
Amortization of stock-based compensation	66.0	56.8
Net non-cash mortgage servicing rights and mortgage banking derivative activity	17.1	20.8
Accretion of interest and amortization of debt issuance costs	3.2	2.6
Other, net	(1.1)	(0.7)
Change in:
Receivables	171.9	114.9
Reimbursable receivables and reimbursable payables	(150.9)	(79.3)
Prepaid expenses and other assets	(26.1)	16.2
Income taxes receivable, payable and deferred	(132.1)	(150.3)
Accounts payable, accrued liabilities and other liabilities	(82.1)	(139.4)
Accrued compensation (including net deferred compensation)	(688.5)	(576.6)
Net cash used in operating activities	(434.8)	(403.6)
Cash flows from investing activities:
Net capital additions – property and equipment	(88.9)	(81.4)
Business acquisitions, net of cash acquired	(6.1)	(39.3)
Capital contributions to investments	(132.1)	(41.0)
Distributions of capital from investments	27.6	9.6
Other, net	(0.9)	(2.0)
Net cash used in investing activities	(200.4)	(154.1)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	5,483.0	4,713.0
Repayments of borrowings under credit facility	(5,203.0)	(4,063.0)
Proceeds from issuance of commercial paper	1,525.0	—
Repayments of commercial paper	(1,035.0)	—
Net repayments of short-term borrowings	(47.9)	(15.4)
Payments of deferred business acquisition obligations and earn-outs	(8.4)	(4.9)
Repurchase of common stock	(59.9)	(40.4)
Noncontrolling interest (distributions) contributions, net	(2.3)	3.3
Other, net	(34.0)	(26.0)
Net cash provided by financing activities	617.5	566.6
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	35.5	(14.7)
Net change in cash, cash equivalents and restricted cash	17.8	(5.8)
Cash, cash equivalents and restricted cash, beginning of the period	652.7	663.4
Cash, cash equivalents and restricted cash, end of the period	$670.5	657.6
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$236.4	253.4
Restricted cash, end of period	269.1	233.2
Cash paid during the period for:
Interest	$62.3	75.5
Income taxes, net of refunds	154.1	190.5
Operating leases	99.6	98.6
Non-cash activities:
Business acquisitions (including contingent consideration)	$0.2	11.0
Deferred business acquisition obligations	0.9	5.8
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
Our Consolidated Financial Statements as of June 30, 2025, and for the periods ended June 30, 2025 and 2024, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU will result in expanded disclosures related to expenses but will have no impact on our financial statements or results of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue excluded from scope of ASC Topic 606	$82.5	67.6	$152.9	134.8
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

(in millions)	June 30, 2025	December 31, 2024
Contract assets, gross	$371.7	388.3
Contract asset allowance	(3.7)	(3.9)
Contract assets, net	$368.0	384.4

Contract liabilities	$178.8	154.7
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

4.BUSINESS SEGMENTS
Effective January 1, 2025, we report Property Management (historically included in Markets Advisory, which was renamed Leasing Advisory) within Real Estate Management Services (formerly referred to as Work Dynamics). Prior period financial information was recast to conform with this presentation. Additionally, Capital Markets, LaSalle and JLL Technologies were renamed to Capital Markets Services, Investment Management, and Software and Technology Solutions, respectively.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of June 30, 2025, we continue to define our Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Workplace Management	$3,349.1	3,021.1	$6,612.7	5,892.8
Project Management	971.6	788.1	1,719.1	1,444.5
Property Management	454.4	436.6	900.0	866.3
Portfolio Services and Other	118.9	124.1	231.6	235.5
Revenue	$4,894.0	4,369.9	$9,463.4	8,439.1
Less:
Platform compensation and benefits	$465.8	416.5	$897.4	817.0
Platform operating, administrative and other	147.5	146.8	286.7	275.4
Gross contract costs	4,173.0	3,717.1	8,103.3	7,186.2
Add:
Equity earnings	0.5	0.3	0.9	1.4
Other segment items	(1.6)	(1.2)	(4.0)	(1.9)
Adjusted EBITDA	$106.6	88.6	$172.9	160.0
Depreciation and amortization(1)	$29.2	28.3	$59.8	56.3
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Leasing	$651.5	619.1	$1,217.6	1,116.4
Advisory, Consulting and Other	25.3	23.1	45.3	46.2
Revenue	$676.8	642.2	$1,262.9	1,162.6
Less:
Platform compensation and benefits	$479.3	460.7	$906.1	842.5
Platform operating, administrative and other	74.2	61.3	134.6	118.9
Gross contract costs	3.3	8.3	5.3	14.7
Add:
Equity earnings	—	0.1	—	0.1
Other segment items	0.4	0.1	0.5	0.3
Adjusted EBITDA	$120.4	112.1	$217.4	186.9
Depreciation and amortization	$11.0	9.0	$23.0	18.1

Capital Markets Services	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Investment Sales, Debt/Equity Advisory and Other	$380.6	320.3	$693.2	579.0
Value and Risk Advisory	97.7	95.8	179.3	176.0
Loan Servicing	42.0	41.5	83.1	80.2
Revenue	$520.3	457.6	$955.6	835.2
Less:
Platform compensation and benefits	$374.1	341.1	$703.6	628.7
Platform operating, administrative and other	95.0	83.3	165.7	144.1
Gross contract costs	1.7	11.8	2.8	25.4
Add:
Equity earnings	0.8	0.5	2.4	0.6
Other segment items	4.4	11.9	17.4	21.2
Adjusted EBITDA	$54.7	33.8	$103.3	58.8
Depreciation and amortization	$17.5	17.3	$36.4	33.7

Investment Management	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Advisory fees	$93.3	93.1	$182.6	185.4
Transaction fees and other	6.5	6.9	15.0	15.8
Incentive fees	3.3	2.6	4.0	4.8
Revenue	$103.1	102.6	$201.6	206.0
Less:
Platform compensation and benefits	$60.9	59.0	$119.2	120.3
Platform operating, administrative and other	17.5	20.5	33.8	33.4
Gross contract costs	8.3	8.8	16.5	17.2
Add:
Other segment items	(0.1)	8.4	—	8.6
Adjusted EBITDA	$16.3	22.7	$32.1	43.7
Depreciation and amortization	$2.8	2.0	$5.7	4.0
Equity losses	$(1.3)	(7.3)	$(7.4)	(11.2)

Software and Technology Solutions	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$55.9	56.4	$113.0	110.3
Less:
Platform compensation and benefits	$47.1	53.5	$92.6	100.8
Platform operating, administrative and other	15.5	12.4	30.0	22.9
Gross contract costs	0.5	1.4	1.2	2.6
Add:
Other segment items	0.9	—	1.6	—
Adjusted EBITDA	$(6.3)	(10.9)	$(9.2)	(16.0)
Depreciation and amortization	$6.2	4.8	$12.5	9.3
Equity losses	$(27.4)	(9.0)	$(48.9)	(10.0)

The following table is a reconciliation of segment revenue to consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Real Estate Management Services	$4,894.0	4,369.9	9,463.4	8,439.1
Leasing Advisory	676.8	642.2	1,262.9	1,162.6
Capital Markets Services	520.3	457.6	955.6	835.2
Investment Management	103.1	102.6	201.6	206.0
Software and Technology Solutions	55.9	56.4	113.0	110.3
Total Revenue	$6,250.1	5,628.7	11,996.5	10,753.2

The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA - Real Estate Management Services	$106.6	88.6	$172.9	160.0
Adjusted EBITDA - Leasing Advisory	120.4	112.1	217.4	186.9
Adjusted EBITDA - Capital Markets Services	54.7	33.8	103.3	58.8
Adjusted EBITDA - Investment Management	16.3	22.7	32.1	43.7
Adjusted EBITDA - Software and Technology Solutions	(6.3)	(10.9)	(9.2)	(16.0)
Adjusted EBITDA - Consolidated	$291.7	246.3	$516.5	433.4
Adjustments:
Restructuring and acquisition charges	$(21.3)	(11.5)	$(41.0)	(13.2)
Interest on employee loans, net of forgiveness	2.0	1.3	3.6	2.3
Equity losses - Investment Management and Software and Technology Solutions(1)	(27.0)	(16.3)	(55.7)	(21.2)
Credit losses on convertible note investments	(0.2)	—	(0.7)	—
Net non-cash MSR and mortgage banking derivative activity	(4.2)	(11.8)	(17.1)	(20.8)
Interest expense, net of interest income	(35.3)	(41.7)	(59.9)	(72.2)
Income tax provision	(26.7)	(20.5)	(40.7)	(36.4)
Depreciation and amortization(1)	(66.7)	(61.4)	(137.4)	(121.4)
Net income attributable to common shareholders	$112.3	84.4	$167.6	150.5
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Business Combinations Activity
During the six months ended June 30, 2025, we paid $18.7 million for business acquisitions, which included $12.6 million for deferred business acquisition and earn-out obligations for acquisitions completed in prior years. During the six months ended June 30, 2024, we paid $44.2 million for business acquisitions, which included $39.3 million of payments relating to acquisitions in 2024 and $4.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years.

Earn-Out Payments

($ in millions)	June 30, 2025	December 31, 2024
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	12	13
Maximum earn-out payments (undiscounted)	$78.2	108.0
Short-term earn-out liabilities (fair value)(1)	5.2	12.0
Long-term earn-out liabilities (fair value)(1)	13.9	23.8
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2025 consisted of: (i) goodwill of $4,715.8 million, (ii) identifiable intangibles of $630.0 million amortized over their remaining finite useful lives and (iii) $52.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
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
The following table details, by reporting segment, movements in goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Software and Technology Solutions	Consolidated
Balance as of January 1, 2025	$961.2	1,372.6	1,971.5	55.9	250.1	$4,611.3
Additions, net of adjustments	—	—	6.6	—	—	6.6
Impact of exchange rate movements	16.5	35.4	44.5	1.6	(0.1)	97.9
Balance as of June 30, 2025	$977.7	1,408.0	2,022.6	57.5	250.0	$4,715.8

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2024	$851.1	543.8	$1,394.9
Additions, net of adjustments	40.6	0.5	41.1
Adjustment for fully amortized intangibles	(24.5)	(1.2)	(25.7)
Impact of exchange rate movements	—	10.0	10.0
Balance as of June 30, 2025	$867.2	553.1	$1,420.3

Accumulated Amortization
Balance as of December 31, 2024	$(380.0)	(290.8)	$(670.8)
Amortization expense, net(1)	(55.4)	(34.0)	(89.4)
Adjustment for fully amortized intangibles	24.5	1.2	25.7
Impact of exchange rate movements	—	(3.8)	(3.8)
Balance as of June 30, 2025	$(410.9)	(327.4)	$(738.3)

Net book value as of June 30, 2025	$456.3	225.7	$682.0
(1) Included in this amount for MSRs was $2.3 million relating to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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

6.INVESTMENTS
Summarized investment balances as of June 30, 2025 and December 31, 2024 are presented in the following table.

(in millions)	June 30, 2025	December 31, 2024
Investment Management co-investments	$508.7	406.1
Software and Technology Solutions investments	334.7	372.8
Other investments	35.4	33.8
Total	$878.8	812.7
Our Investment Management co-investments are primarily direct investments in 50 separate property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Software and Technology Solutions investments are generally investments in early to mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $211.4 million and $8.1 million as of June 30, 2025, for our Investment Management and Software and Technology Solutions businesses, respectively.
Impairment
During the six months ended June 30, 2025, we recognized an investment-level impairment charge of $2.2 million on one investment accounted for under the measurement alternative. This activity was included within Equity earnings on our Consolidated Statements of Comprehensive Income. There were no other significant impairments in 2025. In addition, there were no significant other-than-temporary impairment charges on Investments for the six months ended June 30, 2024.
Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include our $8.0 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(in millions)	2025	2024
Fair value investments as of January 1,	$742.0	740.8
Investments	135.4	35.0
Distributions	(34.2)	(11.6)
Change in fair value, net	(54.3)	(17.3)
Foreign currency translation adjustments, net	20.2	(10.6)
Transfers in	24.6	8.4
Fair value investments as of June 30,	$833.7	744.7
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

(in millions)	June 30, 2025	December 31, 2024
Long-term debt, fair value	$838.0	785.2
Long-term debt, carrying value, net of debt issuance costs	805.3	756.7
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2025 and December 31, 2024, investments at fair value using NAV were $495.1 million and $367.9 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.

Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2025			December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$45.5	—	293.1	43.8	—	330.3
Foreign currency forward contracts receivable	—	6.3	—	—	4.9	—
Warehouse receivables	—	1,228.6	—	—	770.7	—
Deferred compensation plan assets	—	674.9	—	—	664.0	—
Mortgage banking derivative assets	—	—	54.2	—	—	161.1
Total assets at fair value	$45.5	1,909.8	347.3	43.8	1,439.6	491.4
Liabilities
Foreign currency forward contracts payable	$—	8.5	—	—	13.9	—
Deferred compensation plan liabilities	—	658.5	—	—	658.4	—
Earn-out liabilities	—	—	19.1	—	—	35.8
Mortgage banking derivative liabilities	—	—	34.3	—	—	67.3
Total liabilities at fair value	$—	667.0	53.4	—	672.3	103.1
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

(in billions)	June 30, 2025	December 31, 2024
Foreign currency forward contracts, gross notional value	$2.20	2.21
Foreign currency forward contracts, net basis	1.17	1.08

We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	June 30, 2025	December 31, 2024
Net asset, receivable positions	$7.5	5.4
Net asset, payable positions	(1.2)	(0.5)
Foreign currency forward contracts receivable	$6.3	4.9

Net liability, receivable positions	$(0.1)	(1.9)
Net liability, payable positions	8.6	15.8
Foreign currency forward contracts payable	$8.5	13.9
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of June 30, 2025 and December 31, 2024, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
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

(in millions)	June 30, 2025	December 31, 2024
Deferred compensation plan assets	$674.9	664.0
Long-term deferred compensation plan liabilities	658.5	658.4
Shares held in trust	12.0	11.8
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

(in millions)	Balance as of March 31, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in	Balance as of June 30, 2025
Investments	$311.0	(25.3)	1.4	6.0	—	—	$293.1
Mortgage banking derivative assets and liabilities, net	16.7	9.7		34.9	(41.4)		19.9
Earn-out liabilities	37.5	(7.4)	0.3	0.2	(12.0)	0.5	19.1

(in millions)	Balance as of March 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of June 30, 2024
Investments	$369.7	(9.3)	(0.1)	2.3	—	5.2	$367.8
Mortgage banking derivative assets and liabilities, net	18.9	19.5	—	22.3	(29.0)	—	31.7
Earn-out liabilities	46.7	(2.1)	—	11.0	(1.7)	(0.2)	53.7

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of June 30, 2025
Investments	$330.3	(45.2)	2.1	6.0	(0.1)	—	$293.1
Mortgage banking derivative assets and liabilities, net	93.8	17.0	—	64.9	(155.8)	—	19.9
Earn-out liabilities	35.8	(3.5)	0.4	0.2	(12.1)	(1.7)	19.1

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of June 30, 2024
Investments	$367.3	(10.4)	(0.3)	2.8	—	8.4	$367.8
Mortgage banking derivative assets and liabilities, net	10.3	28.2	—	46.1	(52.9)	—	31.7
Earn-out liabilities	57.5	(12.6)	—	11.0	(2.0)	(0.2)	53.7
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

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. During the six months ended June 30, 2025, we recognized an investment-level impairment charge on one investment accounted for under the measurement alternative, as further described in Note 6, Investments. We did not recognize any significant investment-level impairment losses during the six months ended June 30, 2024.
8.DEBT
Debt is composed of the following obligations.

($ in millions)	June 30, 2025	December 31, 2024
Short-term debt:
Local overdraft facilities	$22.7	18.9
Other short-term borrowings	84.5	134.9
Commercial paper, net of debt issuance costs of $0.8 and $0.7	689.2	199.3
Total short-term debt, net of debt issuance costs	$796.4	353.1
Credit facility, net of debt issuance costs of $10.0 and $11.4	370.0	88.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.3 and $0.3	205.1	181.2
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $4.9 and $5.6	395.1	394.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.4 and $0.5	205.1	181.1
Total debt, net of debt issuance costs	$1,971.7	1,198.4
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of June 30, 2025 at Adjusted Term SOFR plus 0.98%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both June 30, 2025, and December 31, 2024.
The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Average outstanding borrowings	$1,573.5	1,705.8	$1,290.0	1,381.3
Average effective interest rate	5.0%	6.2%	5.0%	6.2%

We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to an additional $46.1 million as of June 30, 2025, under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2025, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2025.
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

	Six Months Ended June 30,
(in millions)	2025	2024
Origination of mortgage loans	$(4,324.9)	(3,021.1)
Proceeds from the sales of mortgage loans	3,938.4	3,035.1
Net increase (decrease) in Warehouse facilities	382.5	(7.2)
The following table provides details regarding our Warehouse facilities lines of credit.

	June 30, 2025		December 31, 2024
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 15, 2025	$185.5	700.0	341.3	700.0
SOFR plus 1.30%, expires September 13, 2025	583.7	1,200.0	416.5	2,100.0
SOFR plus 1.40%, expires October 23, 2025(1)	379.8	1,900.0	8.8	400.0
Fannie Mae ASAP(2) program, SOFR plus 1.25%	74.7	n/a	75.3	n/a
Gross warehouse facilities	1,223.7	3,800.0	841.9	3,200.0
Debt issuance costs	(0.2)	n/a	(0.9)	n/a
Total warehouse facilities	$1,223.5	3,800.0	841.0	3,200.0
(1) In the second quarter of 2025, JLL temporarily increased the maximum borrowing capacity of the facility from $400.0 million to $1,900.0 million, with an expiration date of August 29, 2025. After August 29, 2025 the maximum capacity will revert to the original amount.
(2) As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of June 30, 2025.

9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in Other current and long-term liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. In total, these receivables were $0.5 million as of both June 30, 2025, and December 31, 2024, and are included in Notes and other receivables on our Consolidated Balance Sheet.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2024	4.2
New claims	3.0
Prior year claims adjustments (including foreign currency changes)	0.3
Claims paid	(2.5)
June 30, 2025	$5.0

December 31, 2023	$9.4
New claims	0.2
Prior year claims adjustments (including foreign currency changes)	0.4
Claims paid	(7.2)
June 30, 2024	$2.8
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2025 and December 31, 2024, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $24.0 billion and $23.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of June 30, 2025 and December 31, 2024, the loss-sharing guarantee obligations were $30.2 million and $30.0 million, respectively, and are included in Other liabilities on our Consolidated Balance Sheets.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of June 30, 2025 and December 31, 2024, the loan loss guarantee reserve was $24.1 million and $28.5 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets. During the three-months ended June 30, 2025, we entered into an enhanced loss-sharing agreement with Fannie Mae associated with a specific three-loan portfolio. The agreement finalized our portion of the loss at $20.6 million and, as a result, there is no residual loss exposure for the subject loans. There were no loan losses incurred during the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Severance and other employment-related charges	$18.0	7.2	$25.4	11.7
Restructuring, pre-acquisition and post-acquisition charges	10.0	6.1	17.7	13.5
Stock-based compensation expense for post-acquisition retention awards	0.7	0.3	1.4	0.6
Fair value adjustments to earn-out liabilities	(7.4)	(2.1)	(3.5)	(12.6)
Restructuring and acquisition charges	$21.3	11.5	$41.0	13.2
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of June 30, 2025 will be paid during the next twelve months.

11.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2025	$(56.0)	(554.6)	$(610.6)
Other comprehensive income before reclassification	—	86.4	86.4
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive income after tax expense of $ - , $ - and $ -	—	86.4	86.4
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2024	$(63.5)	(565.4)	$(628.9)
Other comprehensive loss before reclassification	—	(22.1)	(22.1)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(22.1)	(22.1)
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	123.2	122.7
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	123.2	122.7
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income (loss) before reclassification	0.3	(59.8)	(59.5)
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive income (loss) after tax expense of $ - , $ - and $ -	0.3	(59.8)	(59.5)
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the six months ended June 30, 2025, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2025.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2025 and 2024 are not fully indicative of the results we expect to realize for the full fiscal year.

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
•We define "Resilient" revenue as (i) Workplace Management, Project Management and Property Management, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services, (iii) Advisory Fees, within Investment Management, and (iv) Software and Technology Solutions. In addition, we define "Transactional" revenue as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, and (iv) Incentive fees and Transaction fees and other, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
•We define "MENA" as Middle East and North Africa.
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$4,894.0	4,369.9	524.1	12%	11%
Leasing Advisory	676.8	642.2	34.6	5	5
Capital Markets Services	520.3	457.6	62.7	14	12
Investment Management	103.1	102.6	0.5	—	(2)
Software and Technology Solutions	55.9	56.4	(0.5)	(1)	(1)
Revenue	$6,250.1	5,628.7	621.4	11%	10%
Platform compensation and benefits	$1,427.2	1,330.8	96.4	7%	6%
Platform operating, administrative and other expenses	349.7	324.3	25.4	8	6
Depreciation and amortization	67.7	62.3	5.4	9	8
Total platform operating expenses	1,844.6	1,717.4	127.2	7%	6%
Gross contract costs	4,186.8	3,747.4	439.4	12	11
Restructuring and acquisition charges	21.3	11.5	9.8	85	87
Total operating expenses	$6,052.7	5,476.3	576.4	11%	10%
Operating income	$197.4	152.4	45.0	30%	28%
Equity losses	$(27.4)	(15.4)	(12.0)	(78)%	(79)%
Net non-cash MSR and mortgage banking derivative activity	$(4.2)	(11.8)	7.6	64%	64%
Adjusted EBITDA	$291.7	246.3	45.4	18%	17%

 Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$9,463.4	8,439.1	1,024.3	12%	12%
Leasing Advisory	1,262.9	1,162.6	100.3	9	9
Capital Markets Services	955.6	835.2	120.4	14	14
Investment Management	201.6	206.0	(4.4)	(2)	(3)
Software and Technology Solutions	113.0	110.3	2.7	2	3
Revenue	$11,996.5	10,753.2	1,243.3	12%	12%
Platform compensation and benefits	$2,718.9	2,509.3	209.6	8%	8%
Platform operating, administrative and other expenses	650.8	594.7	56.1	9	9
Depreciation and amortization	139.3	123.3	16.0	13	13
Total platform operating expenses	$3,509.0	3,227.3	281.7	9%	9%
Gross contract costs	8,129.1	7,246.1	883.0	12	13
Restructuring and acquisition charges	41.0	13.2	27.8	211	213
Total operating expenses	$11,679.1	10,486.6	1,192.5	11%	12%
Operating income	$317.4	266.6	50.8	19%	18%
Equity losses	$(53.0)	(19.1)	(33.9)	(177)%	(179)%
Net non-cash MSR and mortgage banking derivative activity	$(17.1)	(20.8)	3.7	18%	18%
Adjusted EBITDA	$516.5	433.4	83.1	19%	19%

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$112.3	84.4	$167.6	150.5
Add:
Interest expense, net of interest income	35.3	41.7	59.9	72.2
Income tax provision	26.7	20.5	40.7	36.4
Depreciation and amortization(1)	66.7	61.4	137.4	121.4
Adjustments:
Restructuring and acquisition charges	21.3	11.5	41.0	13.2
Net non-cash MSR and mortgage banking derivative activity	4.2	11.8	17.1	20.8
Interest on employee loans, net of forgiveness	(2.0)	(1.3)	(3.6)	(2.3)
Equity losses - Investment Management and Software and Technology Solutions(1)	27.0	16.3	55.7	21.2
Credit losses on convertible note investments	0.2	—	0.7	—
Adjusted EBITDA	$291.7	246.3	$516.5	433.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	% Change	2025	% Change
Revenue:
At current period exchange rates	$6,250.1	11%	$11,996.5	12%
Impact of change in exchange rates	(39.2)	n/a	21.2	n/a
At comparative period exchange rates	$6,210.9	10%	$12,017.7	12%

Operating income:
At current period exchange rates	$197.4	30%	$317.4	19%
Impact of change in exchange rates	(2.0)	n/a	(3.3)	n/a
At comparative period exchange rates	$195.4	28%	$314.1	18%

Adjusted EBITDA:
At current period exchange rates	$291.7	18%	$516.5	19%
Impact of change in exchange rates	(2.4)	n/a	(2.9)	n/a
At comparative period exchange rates	$289.3	17%	$513.6	19%

Revenue
For the second quarter, revenue increased 10% compared with the prior-year quarter. Resilient revenues were collectively up 11%, highlighted by Project Management, up 22%, and Workplace Management, up 10%, both within Real Estate Management Services. The collective 7% increase in Transactional revenue was led by Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 14% (excluding the impact of non-cash MSR and mortgage banking derivative activity).
On a year-to-date basis, revenue increased 12%. Resilient revenues grew 12% collectively, highlighted by Workplace Management, up 13%, and Project Management, up 19%. Transactional revenues increased 10% collectively, led by Investment Sales, Debt/Equity Advisory and Other, up 18% (excluding the impact of non-cash MSR and mortgage banking derivative activity), and Leasing, within Leasing Advisory, up 9%.
The following highlights Revenue by segment, for the second quarter and first half of 2025 and 2024. Refer to segment operating results for further detail.
Revenue by Segment (in millions)
Operating Expenses
Consolidated operating expenses were $6.1 billion for the second quarter, up 10% from the same period in 2024. Gross contract costs were $4.2 billion, up 11% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management and Project Management, within Real Estate Management Services. Platform operating expenses were $1.8 billion for the second quarter, a 6% increase from the prior-year quarter, largely due to revenue-related expense growth.

For the second quarter and first half of 2025, Restructuring and acquisition charges increased primarily due to higher severance and other employment-related charges, including expenses associated with the change in reporting segments. These second-quarter and year-to-date increases were also driven by changes in non-cash charges/benefit associated with expected achievement of acquisition-related earn-outs. Refer to the following table for detail on Restructuring and acquisition charges.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Severance and other employment-related charges	$18.0	7.2	$25.4	11.7
Restructuring, pre-acquisition and post-acquisition charges	10.7	6.4	19.1	14.1
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	(7.4)	(2.1)	(3.5)	(12.6)
Restructuring and acquisition charges	$21.3	11.5	$41.0	13.2
Interest Expense
Interest expense, net of interest income, for the three and six months ended June 30, 2025, was $35.3 million and $59.9 million, respectively, compared with $41.7 million and $72.2 million in the prior-year periods. Lower expense resulted primarily from a lower effective interest rate and lower average borrowings compared with the respective prior-year periods.
Equity Earnings/Losses
The following details Equity earnings/losses by relevant segment. In the second quarter and first half of 2025, equity losses were largely attributable to valuation declines of investments within Software and Technology Solutions. Refer to the segment discussions for additional details.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Investment Management	$(1.3)	(7.3)	$(7.4)	(11.2)
Software and Technology Solutions	$(27.4)	(9.0)	(48.9)	(10.0)
Other	1.3	0.9	3.3	2.1
Equity losses	$(27.4)	(15.4)	$(53.0)	(19.1)
Income Taxes
The Income tax provision was $26.7 million and $40.7 million for the three and six months ended June 30, 2025, representing an effective tax rate ("ETR") of 19.5% for both periods. For the three and six months ended June 30, 2024, the income tax provision was $20.5 million and $36.4 million, respectively, also representing an ETR of 19.5% for both periods.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes provisions altering the timing of deduction from certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The OBBBA further alters the determination and rates of taxation of international earnings, primarily effective in 2026. The current period’s financial statements do not reflect any impact of the OBBBA provisions due to its enactment occurring in July 2025. We are presently assessing the impact of the OBBBA on our consolidated financial statements.

Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders and Adjusted EBITDA for the three and six months ended June 30, 2025, and comparable prior-year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	112.3	84.4	167.6	150.5
Adjusted EBITDA	291.7	246.3	516.5	433.4
For the quarter and first half of 2025, higher Adjusted EBITDA was largely driven by Resilient revenue growth (primarily within Real Estate Management Services) as well as Transactional revenue growth from Investment Sales, Debt/Equity Advisory and Other (within Capital Markets Services), together with enhanced platform leverage and continued cost discipline (partially enabled by increased use of technology and shared service centers).
The following chart reflects the aggregation of segment Adjusted EBITDA for the second quarter and first half of 2025 and 2024.
Aggregation of Segment Adjusted EBITDA (in millions)

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
Real Estate Management Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$3,349.1	3,021.1	328.0	11%	10%
Project Management	971.6	788.1	183.5	23	22
Property Management	454.4	436.6	17.8	4	4
Portfolio Services and Other	118.9	124.1	(5.2)	(4)	(5)
Revenue	$4,894.0	4,369.9	524.1	12%	11%
Platform compensation and benefits	$465.8	416.5	49.3	12%	11%
Platform operating, administrative and other	147.5	146.8	0.7	—	—
Depreciation and amortization	30.2	29.2	1.0	3	2
Segment platform operating expenses	643.5	592.5	51.0	9	7
Gross contract costs	4,173.0	3,717.1	455.9	12	12
Segment operating expenses	$4,816.5	4,309.6	506.9	12%	11%
Equity earnings	$0.5	0.3	0.2	67%	25%
Adjusted EBITDA	$106.6	88.6	18.0	20%	19%

Real Estate Management Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$6,612.7	5,892.8	719.9	12%	13%
Project Management	1,719.1	1,444.5	274.6	19	19
Property Management	900.0	866.3	33.7	4	4
Portfolio Services and Other	231.6	235.5	(3.9)	(2)	(2)
Revenue	$9,463.4	8,439.1	1,024.3	12%	12%
Platform compensation and benefits	$897.4	817.0	80.4	10%	10%
Platform operating, administrative and other	286.7	275.4	11.3	4	5
Depreciation and amortization	61.7	58.2	3.5	6	6
Segment platform operating expenses	1,245.8	1,150.6	95.2	8	9
Gross contract costs	8,103.3	7,186.2	917.1	13	13
Segment operating expenses	$9,349.1	8,336.8	1,012.3	12%	12%
Equity earnings	$0.9	1.4	(0.5)	(36%)	(41)%
Adjusted EBITDA	$172.9	160.0	12.9	8%	7%
Real Estate Management Services revenue growth for the second quarter and first half of 2025 were primarily driven by continued strong performance in Workplace Management, with client wins slightly outpacing mandate expansions in the second quarter of 2025 (nearly evenly balanced for the first half of 2025), as incremental pass-through costs augmented high single-digit management fee growth. Higher Project Management revenue was led by new or expanded contracts in the U.S. and Asia Pacific, as management fee increases were supplemented by higher pass-through costs.
Increased segment platform operating expenses for the second quarter and first half of 2025 were primarily driven by revenue-related expense growth, partially offset by continued cost discipline. These drivers overcame headwinds from the prior-year favorable impact of incentive compensation accruals timing. Gross contract costs grew as a result of higher client pass-through costs.
The current-quarter and year-to-date increases in Adjusted EBITDA were primarily attributable to the top-line performance described above, coupled with continued cost discipline.

Leasing Advisory

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$651.5	619.1	32.4	5%	5%
Advisory, Consulting and Other	25.3	23.1	2.2	10	8
Revenue	$676.8	642.2	34.6	5%	5%
Platform compensation and benefits	$479.3	460.7	18.6	4%	4%
Platform operating, administrative and other	74.2	61.3	12.9	21	20
Depreciation and amortization	11.0	9.0	2.0	22	20
Segment platform operating expenses	564.5	531.0	33.5	6	6
Gross contract costs	3.3	8.3	(5.0)	(60)	(60)
Segment operating expenses	$567.8	539.3	28.5	5%	5%
Equity earnings	$—	0.1	(0.1)	(100)%	(149)%
Adjusted EBITDA	$120.4	112.1	8.3	7%	6%

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$1,217.6	1,116.4	101.2	9%	9%
Advisory, Consulting and Other	45.3	46.2	(0.9)	(2)	(2)
Revenue	$1,262.9	1,162.6	100.3	9%	9%
Platform compensation and benefits	$906.1	842.5	63.6	8%	8%
Platform operating, administrative and other	134.6	118.9	15.7	13	14
Depreciation and amortization	23.0	18.1	4.9	27	28
Segment platform operating expenses	1,063.7	979.5	84.2	9	9
Gross contract costs	5.3	14.7	(9.4)	(64)	(64)
Segment operating expenses	$1,069.0	994.2	74.8	8%	8%
Equity earnings	$—	0.1	(0.1)	(100)%	(87)%
Adjusted EBITDA	$217.4	186.9	30.5	16%	15%
Compared with the prior-year periods, increased revenue was driven by Leasing growth across major asset classes, led by continued momentum in industrial and office. Geographically, Leasing revenue grew most significantly in the United States, with notable contributions from France, Australia and Singapore for the quarter (most significant growth in the U.S., complemented by growth in Canada and Germany for the first half of 2025). In the second quarter, the U.S. was primarily driven by growth in industrial, both from higher volume and deal size, while a notable increase in deal size for U.S. office was largely offset by lower volume as the asset class was up low single digits. With the backdrop of decelerating growth in the broader market, Leasing performed in line with global office volumes and outperformed U.S. office volumes (decline of 3%) in the second quarter, while office Leasing nominally outperformed these market benchmarks in the first-half 2025, according to JLL Research.
The second-quarter and full-year increases in segment platform operating expenses were primarily due to higher commissions, correlated to revenue growth, as well as incremental discrete variable operating expenses in the second quarter.
The increases in Adjusted EBITDA for the second quarter and first half of the year were largely driven by the revenue growth described above, tempered by the aforementioned discrete variable operating, administrative and other expenses in the second quarter, as compensation and benefits expenses as a percentage of revenue improved year-over-year for the quarter (enabled by increased use of technology and shared service centers).

Capital Markets Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$380.6	320.3	60.3	19%	17%
Value and Risk Advisory	97.7	95.8	1.9	2	—
Loan Servicing	42.0	41.5	0.5	1	1
Revenue	$520.3	457.6	62.7	14%	12%
Platform compensation and benefits	$374.1	341.1	33.0	10%	8%
Platform operating, administrative and other	95.0	83.3	11.7	14	12
Depreciation and amortization	17.5	17.3	0.2	1	1
Segment platform operating expenses	486.6	441.7	44.9	10	9
Gross contract costs	1.7	11.8	(10.1)	(86)	(85)
Segment operating expenses	488.3	453.5	34.8	8%	6%
Equity earnings	$0.8	0.5	0.3	60%	78%
Net non-cash MSR and mortgage banking derivative activity	$(4.2)	(11.8)	7.6	64%	64%
Adjusted EBITDA	$54.7	33.8	20.9	62%	61%

Capital Markets Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$693.2	579.0	114.2	20%	19%
Value and Risk Advisory	179.3	176.0	3.3	2	2
Loan Servicing	83.1	80.2	2.9	4	4
Revenue	$955.6	835.2	120.4	14%	14%
Platform compensation and benefits	$703.6	628.7	74.9	12%	12%
Platform operating, administrative and other	165.7	144.1	21.6	15	15
Depreciation and amortization	36.4	33.7	2.7	8	8
Segment platform operating expenses	905.7	806.5	99.2	12	12
Gross contract costs	2.8	25.4	(22.6)	(89)	(89)
Segment operating expenses	908.5	831.9	76.6	9%	9%
Equity earnings	$2.4	0.6	1.8	300%	311%
Net non-cash MSR and mortgage banking derivative activity	$(17.1)	(20.8)	3.7	18%	18%
Adjusted EBITDA	$103.3	58.8	44.5	76%	73%
For the second quarter and first half of 2025, Capital Markets Services top-line growth was fueled by debt advisory and investment sales. For both the second quarter and first half of 2025, the residential sector delivered the most significant contribution to the year-over-year increase, with notable second-quarter contributions also coming from the office, industrial and retail sectors. Geographically, the U.S., Japan and MENA led the revenue growth for the quarter (year-to-date growth was led by the U.S., India and the UK).
The increases in segment platform operating expenses for the second quarter and first half of 2025 were largely driven by higher commission expense, correlated to the growth in Investment Sales, Equity & Debt Advisory. In the current quarter, JLL recognized approximately $14.0 million of incremental expense associated with an enhanced loss-share agreement with Fannie Mae for a specific three-loan portfolio. The impact of this item on year-over-year performance is more than offset by the $18.0 million expense recognized in the prior-year quarter associated with the August 2024 repurchase of a loan which JLL originated and then sold to Fannie Mae.
Adjusted EBITDA improvements for the quarter and first half of 2025 were primarily attributable to the revenue growth described above and the net impact of year-over-year loan-related losses. In addition, compensation and benefits expense as a percentage of revenue modestly improved for both the current quarter and first six months of 2025 (enabled by increased use of technology and shared service centers), with the segment achieving significant Adjusted EBITDA growth for both the quarter and half year.

Investment Management

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$93.3	93.1	0.2	—%	(2)%
Transaction fees and other	6.5	6.9	(0.4)	(6)	(9)
Incentive fees	3.3	2.6	0.7	27	24
Revenue	$103.1	102.6	0.5	—%	(2)%
Platform compensation and benefits	$60.9	59.0	1.9	3%	1%
Platform operating, administrative and other	17.5	20.5	(3.0)	(15)	(17)
Depreciation and amortization	2.8	2.0	0.8	40	33
Segment platform operating expenses	81.2	81.5	(0.3)	—	(3)
Gross contract costs	8.3	8.8	(0.5)	(6)	(5)
Segment operating expenses	$89.5	90.3	(0.8)	(1)%	(3)%
Adjusted EBITDA(1)	$16.3	22.7	(6.4)	(28)%	(32)%
Equity losses	$(1.3)	(7.3)	6.0	82%	83%

Investment Management (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$182.6	185.4	(2.8)	(2)%	(2)%
Transaction fees and other	15.0	15.8	(0.8)	(5)	(6)
Incentive fees	4.0	4.8	(0.8)	(17)	(19)
Revenue	$201.6	206.0	(4.4)	(2)%	(3)%
Platform compensation and benefits	$119.2	120.3	(1.1)	(1)%	(2)%
Platform operating, administrative and other	33.8	33.4	0.4	1	—
Depreciation and amortization	5.7	4.0	1.7	43	42
Segment platform operating expenses	158.7	157.7	1.0	1	—
Gross contract costs	16.5	17.2	(0.7)	(4)	(4)
Segment operating expenses	$175.2	174.9	0.3	—%	—%
Adjusted EBITDA(1)	$32.1	43.7	(11.6)	(27)%	(28)%
Equity losses	$(7.4)	(11.2)	3.8	34%	33%
(1) Adjusted EBITDA excludes Equity losses attributable to common shareholders for Investment Management.
The slight decline in Investment Management advisory fees for the second quarter and first half of 2025 was primarily due to lower assets under management ("AUM"), reflecting asset dispositions on behalf of certain clients in the fourth quarter of 2024.
The changes in second-quarter and first-half-of-the-year Adjusted EBITDA were largely driven by the absence of the $8.2 million gain recognized in the prior-year quarter following the purchase of a controlling interest in a fund managed by the company.
AUM increased 3% in USD (2% in local currency) during the quarter, and decreased 2% in USD and local currency over the trailing twelve months. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (March 31, 2025)	$82.3
Asset acquisitions/takeovers	1.3
Asset dispositions/withdrawals	(1.3)
Valuation changes	0.7
Foreign currency translation	1.2
Change in uncalled committed capital and cash held	0.7
Ending balance (June 30, 2025)	$84.9

Trailing Twelve Months
Beginning balance (June 30, 2024)	$86.6
Asset acquisitions/takeovers	5.8
Asset dispositions/withdrawals	(7.6)
Valuation changes	1.9
Foreign currency translation	0.2
Change in uncalled committed capital and cash held	(2.0)
Ending balance (June 30, 2025)	$84.9

Software and Technology Solutions

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$55.9	56.4	(0.5)	(1)%	(1)%
Platform compensation and benefits, excluding Carried interest	$49.6	51.3	(1.7)	(3)%	(4)%
Carried interest (benefit) expense	(2.5)	2.2	(4.7)	(214)	(217)
Platform operating, administrative and other	15.5	12.4	3.1	25	25
Depreciation and amortization	6.2	4.8	1.4	29	31
Segment platform operating expenses	68.8	70.7	(1.9)	(3)	(3)
Gross contract costs	0.5	1.4	(0.9)	(64)	(64)
Segment operating expenses	$69.3	72.1	(2.8)	(4)%	(4)%
Adjusted EBITDA(2)	$(6.3)	(10.9)	4.6	42%	43%
Equity losses	$(27.4)	(9.0)	(18.4)	(204)%	(206)%

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$113.0	110.3	2.7	2%	3%
Platform compensation and benefits, excluding Carried interest	$97.5	98.7	(1.2)	(1)%	(1)%
Carried interest (benefit) expense	(4.9)	2.1	(7.0)	(333)	(336)
Platform operating, administrative and other	30.0	22.9	7.1	31	31
Depreciation and amortization	12.5	9.3	3.2	34	35
Segment platform operating expenses	135.1	133.0	2.1	2	2
Gross contract costs	1.2	2.6	(1.4)	(54)	(51)
Segment operating expenses	$136.3	135.6	0.7	1%	1%
Adjusted EBITDA(1)	$(9.2)	(16.0)	6.8	43%	41%
Equity losses	$(48.9)	(10.0)	(38.9)	(389)%	(389)%
(1) Adjusted EBITDA excludes Equity losses for Software and Technology Solutions.
Lower Software and Technology Solutions revenue for the second quarter was primarily due to reduced technology spend from certain large existing clients, partially offset by low double-digit growth in software services. For the first half of 2025, net revenue growth was due to increased bookings from software, which outpaced the decline in technology solutions.
Carried interest expense is associated with equity earnings/losses on certain investments within the segment's Spark Venture Funds and the reduction to expense in the current year reflected the equity losses on certain investments in 2025.
Excluding the impact of carried interest, segment operating expense growth for the second quarter and first half of 2025 was driven by increased revenue-related expenses. For both the quarter-over-quarter and year-over-year, the favorable swings in carried interest offset increases in segment operating expenses.
The improvement in Adjusted EBITDA for the second quarter and first half of the year was primarily attributable to the favorable change in carried interest expense/benefit described above.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities used $434.8 million of cash in the first six months of 2025, compared with $403.6 million of cash used in operating activities during the same period in 2024. Incremental cash outflow in the first half was primarily attributable to higher commission payments in the first six months of 2025 compared with the prior-year period and the timing of Net reimbursables activity, partially offset by lower cash taxes paid in 2025.
Cash Flows from Investing Activities
We used $200.4 million of cash for investing activities during the first six months of 2025, compared with $154.1 million used during the same period in 2024. The increase in cash used for investing activities was primarily attributable to our $100 million contribution to JLL Income Property Trust ("JLL IPT"), an Investment Management flagship fund, in January 2025, partially offset by lower cash paid for acquisitions. We discuss other drivers of investing activity below in further detail.
Cash Flows from Financing Activities
Financing activities provided $617.5 million of cash during the first six months of 2025, compared with $566.6 million provided during the same period in 2024. The proceeds from increased borrowings were used to support the $100 million investment in JLL IPT and higher share repurchases in 2025. We discuss these drivers in further detail below.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	June 30, 2025	December 31, 2024
Outstanding borrowings under the Facility	$380.0	100.0
Short-term borrowings	107.2	153.8
Outstanding commercial paper	690.0	200.0
In addition to our Facility, we had the capacity to borrow up to $46.1 million under local overdraft facilities as of June 30, 2025.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Average outstanding borrowings	$1,573.5	1,705.8	$1,290.0	1,381.3
Average effective interest rate	5.0%	6.2%	5.0%	6.2%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of June 30, 2025, we had a carrying value of $878.8 million in Investments, primarily related to Investment Management co-investments and investments by Software and Technology Solutions in early to mid-stage proptech companies as well as proptech funds. For the first six months ended June 30, 2025 and 2024, funding of investments exceeded return of capital by $104.5 million (notably, the $100.0 million invested in JLL IPT as described above) and $31.4 million, respectively. We expect continued investment activity by both Investment Management and Software and Technology Solutions.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the six months ended June 30, 2025 and 2024 were $88.9 million and $81.4 million, respectively. Our capital expenditures in 2025 were primarily for purchased/developed software and technology hardware.
Business Acquisitions
During the six months ended June 30, 2025, we paid $18.7 million for business acquisitions. This included $6.1 million of payments relating to acquisitions in 2025 and $12.6 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years, which are primarily reflected in cash flow from financing activities. During the six months ended June 30, 2024, we paid $44.2 million for business acquisitions. This included $39.3 million of payments relating to acquisitions in 2024 and $4.9 million for deferred business acquisition and earn-out obligations related to acquisitions completed in prior years.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $23.6 million as of June 30, 2025. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2025, we had the potential to make earn-out payments for a maximum of $78.2 million on 12 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Total number of shares repurchased (in 000's)	176.5	103.7	251.8	214.4
Total paid for shares repurchased	$41.4	20.1	$61.2	40.2
As of June 30, 2025, $952.0 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2025 and December 31, 2024, we had total Cash and cash equivalents of $401.4 million and $416.3 million, respectively, of which approximately $313.1 million and $314.4 million, respectively, was held by foreign subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2025 on our variable-rate debt, our results would reflect an incremental $3.2 million of interest expense for the six months ended June 30, 2025.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2025	2024
British pound	7%	8%
Euro	6	6
Australian dollar	5	5
Other(1)	19	20
Revenue exposed to foreign exchange rates	37%	39%
United States dollar	63	61
Total revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2025.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2025 - April 30, 2025	38,198	$219.90	38,198
May 1, 2025 - May 31, 2025	37,678	$228.44	37,678
June 1, 2025 - June 30, 2025	100,669	$242.48	100,669	$952.0
Total	176,545		176,545
Item 5. Other Information
During the quarter ended June 30, 2025, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Letter Agreement, dated May 1, 2025, between Jones Lang LaSalle Incorporated and Kelly Howe

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2025.

JONES LANG LASALLE INCORPORATED

By:	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)