Form 10-Q
period 2025-09-30
JONES LANG LASALLE INC
filed 2025-11-05
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on October 31, 2025 was 47,194,630.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$428.9	416.3
Trade receivables, net of allowance of $68.6 and $60.8	2,021.1	2,153.5
Notes and other receivables	455.4	456.9
Reimbursable receivables	2,812.3	2,695.0
Warehouse receivables	1,014.7	770.7
Short-term contract assets, net of allowance of $1.4 and $1.6	314.8	334.8
Restricted cash, prepaid and other	595.4	651.3
Total current assets	7,642.6	7,478.5
Property and equipment, net of accumulated depreciation of $1,284.3 and $1,161.6	597.1	598.1
Operating lease right-of-use assets	736.8	743.1
Goodwill	4,705.5	4,611.3
Identified intangibles, net of accumulated amortization of $546.7 and $670.8	671.4	724.1
Investments, including $844.7 and $742.0 at fair value	895.1	812.7
Long-term receivables	421.2	394.7
Deferred tax assets, net	541.2	518.2
Deferred compensation plan	716.0	664.0
Other	251.8	219.1
Total assets	$17,178.7	16,763.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,196.1	1,322.7
Reimbursable payables	2,147.0	2,176.3
Accrued compensation and benefits	1,376.5	1,768.5
Short-term borrowings	141.3	153.8
Commercial paper, net of debt issuance costs of $0.6 and $0.7	388.4	199.3
Short-term contract liabilities and deferred income	222.3	203.8
Warehouse facilities	1,006.5	841.0
Short-term operating lease liabilities	168.9	157.2
Other	308.5	321.9
Total current liabilities	6,955.5	7,144.5
Credit facility, net of debt issuance costs of $9.2 and $11.4	176.8	88.6
Long-term debt, net of debt issuance costs of $5.1 and $6.4	806.1	756.7
Deferred tax liabilities, net	49.1	45.6
Deferred compensation	705.2	665.4
Long-term operating lease liabilities	794.6	748.8
Other	395.3	419.1
Total liabilities	9,882.6	9,868.7
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 47,194,022 and 47,415,584 outstanding	0.5	0.5
Additional paid-in capital	2,046.4	2,032.7
Retained earnings	6,714.1	6,334.9
Treasury stock, at cost, 4,926,526 and 4,704,964 shares	(1,015.8)	(937.9)
Shares held in trust	(12.2)	(11.8)
Accumulated other comprehensive loss	(557.7)	(646.9)
Total Company shareholders’ equity	7,175.3	6,771.5
Noncontrolling interest	120.8	123.6
Total equity	7,296.1	6,895.1
Total liabilities and equity	$17,178.7	16,763.8
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$6,510.4	5,868.8	$18,506.9	16,622.0
Operating expenses:
Compensation and benefits	$3,014.8	2,854.6	$8,524.5	7,869.4
Operating, administrative and other	3,152.6	2,729.2	9,141.7	8,064.5
Depreciation and amortization	57.6	65.5	196.9	188.8
Restructuring and acquisition charges	11.7	(8.8)	52.7	4.4
Total operating expenses	$6,236.7	5,640.5	$17,915.8	16,127.1
Operating income	$273.7	228.3	$591.1	494.9
Interest expense, net of interest income	29.2	38.1	89.1	110.3
Equity earnings (losses)	27.4	(0.9)	(25.6)	(20.0)
Other income	3.1	2.9	7.3	14.1
Income before income taxes and noncontrolling interest	275.0	192.2	483.7	378.7
Income tax provision	52.6	37.4	93.3	73.8
Net income	222.4	154.8	390.4	304.9
Net loss attributable to noncontrolling interest	(0.4)	(0.3)	—	(0.7)
Net income attributable to common shareholders	$222.8	155.1	$390.4	305.6
Basic earnings per common share	$4.71	3.26	$8.23	6.43
Basic weighted average shares outstanding (in 000's)	47,343	47,505	47,430	47,506
Diluted earnings per common share	$4.61	3.20	$8.07	6.32
Diluted weighted average shares outstanding (in 000's)	48,349	48,497	48,362	48,355
Net income attributable to common shareholders	$222.8	155.1	$390.4	305.6
Change in pension liabilities, net of tax	—	—	(0.5)	0.3
Foreign currency translation adjustments	(33.5)	115.9	89.7	56.1
Comprehensive income attributable to common shareholders	$189.3	271.0	$479.6	362.0
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
Net income	—	—	—	55.3	—	—	—	2.2	57.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	171,231	—	(52.8)	(7.2)	—	34.1	—	—	(25.9)
Stock-based compensation	—	—	22.0	—	—	—	—	—	22.0
Shares held in trust	—	—	—	—	(0.3)	—	—	—	(0.3)
Repurchase of common stock	(73,364)	—	—	—	—	(19.7)	—	—	(19.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	36.8	—	36.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
March 31, 2025	47,513,451	$0.5	2,001.9	6,383.0	(12.1)	(923.5)	(610.6)	122.9	$6,962.1
Net income (loss)	—	—	—	112.3	—	—	—	(1.8)	110.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	31,597	—	(6.5)	(0.6)	—	5.2	—	—	(1.9)
Stock-based compensation	—	—	44.0	—	—	—	—	—	44.0
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock	(166,071)	—	—	—	—	(40.2)	—	—	(40.2)
Foreign currency translation adjustments	—	—	—	—	—	—	86.4	—	86.4
Increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	0.6	0.6
June 30, 2025	47,378,977	$0.5	2,039.4	6,494.7	(12.0)	(958.5)	(524.2)	121.7	$7,161.6
Net income (loss)	—	—	—	222.8	—	—	—	(0.4)	222.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	58,489	—	(15.4)	(3.4)	—	13.0	—	—	(5.8)
Stock-based compensation	—	—	22.4	—	—	—	—	—	22.4
Shares held in trust	—	—	—	—	(0.2)	—	—	—	(0.2)
Repurchase of common stock	(243,444)	—	—	—	—	(70.3)	—	—	(70.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(33.5)	—	(33.5)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
September 30, 2025	47,194,022	$0.5	2,046.4	6,714.1	(12.2)	(1,015.8)	(557.7)	120.8	$7,296.1
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$390.4	304.9
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	196.9	188.8
Equity losses	25.6	20.0
Distributions of earnings from investments	18.0	10.7
Provision for loss on receivables and other assets	37.2	34.7
Amortization of stock-based compensation	88.4	78.9
Net non-cash mortgage servicing rights and mortgage banking derivative activity	17.3	25.9
Accretion of interest and amortization of debt issuance costs	4.8	4.1
Other, net	4.8	(5.2)
Change in:
Receivables	160.9	59.7
Reimbursable receivables and reimbursable payables	(128.2)	(160.0)
Prepaid expenses and other assets	(39.7)	(105.0)
Income taxes receivable, payable and deferred	(124.4)	(172.0)
Accounts payable, accrued liabilities and other liabilities	(24.6)	(100.1)
Accrued compensation (including net deferred compensation)	(445.1)	(327.4)
Net cash provided by (used in) operating activities	182.3	(142.0)
Cash flows from investing activities:
Net capital additions – property and equipment	(138.4)	(126.3)
Business acquisitions, net of cash acquired	(6.1)	(40.8)
Capital contributions to investments	(148.3)	(69.2)
Distributions of capital from investments	42.1	14.3
Acquisition of controlling interest, net of cash acquired	—	3.7
Other, net	(0.9)	(0.7)
Net cash used in investing activities	(251.6)	(219.0)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	10,340.0	6,029.0
Repayments of borrowings under credit facility	(10,254.0)	(6,309.0)
Proceeds from issuance of commercial paper	2,495.0	800.0
Repayments of commercial paper	(2,306.0)	—
Net repayments of short-term borrowings	(14.0)	(73.0)
Payments of deferred business acquisition obligations and earn-outs	(12.1)	(5.1)
Repurchase of common stock	(130.2)	(60.4)
Noncontrolling interest (distributions) contributions, net	(2.8)	2.1
Other, net	(43.1)	(34.6)
Net cash provided by financing activities	72.8	349.0
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	31.2	(1.8)
Net change in cash, cash equivalents and restricted cash	34.7	(13.8)
Cash, cash equivalents and restricted cash, beginning of the period	652.7	663.4
Cash, cash equivalents and restricted cash, end of the period	$687.4	649.6
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$236.5	253.4
Restricted cash, end of period	258.5	211.8
Cash paid during the period for:
Interest	$85.1	105.4
Income taxes, net of refunds	203.4	243.4
Operating leases	150.9	149.0
Non-cash activities:
Business acquisitions (including contingent consideration)	$0.2	13.5
Deferred business acquisition obligations	0.9	5.9
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
Our Consolidated Financial Statements as of September 30, 2025, and for the periods ended September 30, 2025 and 2024, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
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

2.NEW ACCOUNTING STANDARDS
Recently issued accounting guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in expanded disclosures related to income taxes but will have no impact on our financial statements or results of operations.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The practical expedient is available to all entities. The accounting policy election allows an entity to consider cash collection activity after the balance sheet date when estimating expected credit losses on current accounts receivable and current contract assets. The policy election is available to entities other than public business entities and is therefore not applicable to us. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. We are evaluating the effect this would have on our financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU aims to better align the accounting with how software is developed. Specifically, software development has shifted from using a prescriptive and sequential development method to using an incremental and iterative development method. This ASU makes targeted improvements to increase the operability of the recognition guidance considering different methods of software development. This ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the effect this guidance will have on our financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue excluded from scope of ASC Topic 606	$103.6	82.5	$256.5	217.3
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

(in millions)	September 30, 2025	December 31, 2024
Contract assets, gross	$384.0	388.3
Contract asset allowance	(3.7)	(3.9)
Contract assets, net	$380.3	384.4

Contract liabilities	$165.6	154.7
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in “All Other.” These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment.
Prior period financial information was recast to conform with the presentation changes described above.
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
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for Investment Management and Proptech Investments, (v) credit losses on convertible note investments, (vi) net non-cash MSR and mortgage banking derivative activity, (vii) Interest expense, net of interest income, (viii) Income tax provision and (ix) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
The Other segment items caption includes (i) other income/loss, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) net non-cash MSR and mortgage banking derivative activity, (v) net income/loss attributable to noncontrolling interest, (vi) the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders and (vii) the noncontrolling interest portion of Equity earnings/losses which are not attributable to common shareholders.
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of September 30, 2025, we continue to define our Global Executive Board, collectively, as our CODM.
Effective January 1, 2026, the Software & Technology Solutions segment will merge into Real Estate Management Services with revenues reported as a subsegment within Real Estate Management Services. There are no changes to the Company’s other segments (Leasing Advisory, Capital Markets Services and Investment Management).

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Workplace Management	$3,423.6	3,164.6	$10,036.3	9,057.4
Project Management	967.9	771.3	2,687.0	2,215.8
Property Management	461.1	452.3	1,361.1	1,318.6
Portfolio Services and Other	129.8	132.3	361.4	367.8
Revenue	$4,982.4	4,520.5	$14,445.8	12,959.6
Less:
Platform compensation and benefits	$475.2	436.4	$1,372.6	1,253.4
Platform operating, administrative and other	148.4	159.5	435.1	434.9
Gross contract costs	4,255.5	3,829.9	12,358.8	11,016.1
Add:
Equity earnings	0.1	1.1	1.0	2.5
Other segment items	(1.2)	(1.3)	(5.2)	(3.2)
Adjusted EBITDA	$102.2	94.5	$275.1	254.5
Depreciation and amortization(1)	$25.1	32.0	$84.9	88.3
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Leasing	$719.1	665.4	$1,936.7	1,781.8
Advisory, Consulting and Other	22.8	26.1	68.1	72.3
Revenue	$741.9	691.5	$2,004.8	1,854.1
Less:
Platform compensation and benefits	$538.3	494.9	$1,444.4	1,337.4
Platform operating, administrative and other	64.2	55.5	198.8	174.4
Gross contract costs	3.1	9.7	8.4	24.4
Add:
Equity earnings	—	—	—	0.1
Other segment items	0.6	0.3	1.1	0.6
Adjusted EBITDA	$136.9	131.7	$354.3	318.6
Depreciation and amortization	$10.9	9.1	$33.9	27.2

Capital Markets Services	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Investment Sales, Debt/Equity Advisory and Other	$479.5	371.8	$1,172.7	950.8
Value and Risk Advisory	89.9	86.0	269.2	262.0
Loan Servicing	42.7	41.0	125.8	121.2
Revenue	$612.1	498.8	$1,567.7	1,334.0
Less:
Platform compensation and benefits	$436.8	365.5	$1,140.4	994.2
Platform operating, administrative and other	85.8	62.3	251.5	206.4
Gross contract costs	1.5	11.5	4.3	36.9
Add:
Equity earnings	0.8	0.2	3.2	0.8
Other segment items	1.1	6.0	18.5	27.2
Adjusted EBITDA	$89.9	65.7	$193.2	124.5
Depreciation and amortization	$9.8	16.6	$46.2	50.3

Investment Management	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Advisory fees	$93.0	92.7	$275.6	278.1
Transaction fees and other	5.9	8.6	20.9	24.4
Incentive fees	16.5	—	20.5	4.8
Revenue	$115.4	101.3	$317.0	307.3
Less:
Platform compensation and benefits	$68.0	59.8	$187.2	180.1
Platform operating, administrative and other	16.1	18.7	49.9	52.1
Gross contract costs	7.8	9.3	24.3	26.5
Add:
Other segment items	0.2	0.5	0.2	9.1
Adjusted EBITDA	$23.7	14.0	$55.8	57.7
Depreciation and amortization	$2.7	1.9	$8.4	5.9
Equity earnings (losses)	$9.3	(13.8)	$1.9	(25.0)

Software and Technology Solutions	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$58.6	56.7	$171.6	167.0
Less:
Platform compensation and benefits	$46.4	48.1	$143.9	146.8
Platform operating, administrative and other	13.0	12.8	42.3	35.7
Gross contract costs	0.8	1.4	2.0	4.0
Add:
Other segment items	0.5	—	1.4	—
Adjusted EBITDA	$(1.1)	(5.6)	$(15.2)	(19.5)
Depreciation and amortization	$8.2	4.9	$20.7	14.2

The following table is a reconciliation of segment revenue to consolidated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Real Estate Management Services	$4,982.4	4,520.5	14,445.8	12,959.6
Leasing Advisory	741.9	691.5	2,004.8	1,854.1
Capital Markets Services	612.1	498.8	1,567.7	1,334.0
Investment Management	115.4	101.3	317.0	307.3
Software and Technology Solutions	58.6	56.7	171.6	167.0
Total Revenue	$6,510.4	5,868.8	18,506.9	16,622.0
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA - Real Estate Management Services	$102.2	94.5	$275.1	254.5
Adjusted EBITDA - Leasing Advisory	136.9	131.7	354.3	318.6
Adjusted EBITDA - Capital Markets Services	89.9	65.7	193.2	124.5
Adjusted EBITDA - Investment Management	23.7	14.0	55.8	57.7
Adjusted EBITDA - Software and Technology Solutions	(1.1)	(5.6)	(15.2)	(19.5)
Adjusted EBITDA - All Other	(4.3)	(2.2)	0.6	(4.3)
Adjusted EBITDA - Consolidated	$347.3	298.1	$863.8	731.5
Adjustments:
Restructuring and acquisition charges	$(11.7)	8.8	$(52.7)	(4.4)
Interest on employee loans, net of forgiveness	1.5	1.8	5.1	4.1
Equity earnings (losses) - Investment Management and Proptech Investments(1)	26.6	(2.2)	(29.1)	(23.4)
Credit losses on convertible note investments	(2.2)	(6.3)	(2.9)	(6.3)
Net non-cash MSR and mortgage banking derivative activity	(0.2)	(5.1)	(17.3)	(25.9)
Interest expense, net of interest income	(29.2)	(38.1)	(89.1)	(110.3)
Income tax provision	(52.6)	(37.4)	(93.3)	(73.8)
Depreciation and amortization(1)	(56.7)	(64.5)	(194.1)	(185.9)
Net income attributable to common shareholders	$222.8	155.1	$390.4	305.6
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Business Combinations Activity
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities.

	Nine Months Ended September 30,
(in millions)	2025	2024
Payments relating to current-year acquisitions	$6.1	40.8
Payments for deferred business acquisition and earn-out obligations	16.3	5.1
Total paid for business acquisitions	22.4	45.9
Earn-Out Payments

($ in millions)	September 30, 2025	December 31, 2024
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	12	13
Maximum earn-out payments (undiscounted)	$75.2	108.0
Short-term earn-out liabilities (fair value)(1)	6.0	12.0
Long-term earn-out liabilities (fair value)(1)	10.1	23.8
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2025 consisted of: (i) goodwill of $4,705.5 million, (ii) identifiable intangibles of $619.3 million amortized over their remaining finite useful lives and (iii) $52.1 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
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

The following table details, by reporting segment, movements in goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Software and Technology Solutions	Consolidated
Balance as of January 1, 2025	$961.2	1,372.6	1,971.5	55.9	250.1	$4,611.3
Additions, net of adjustments	—	—	6.6	—	—	6.6
Impact of exchange rate movements	13.9	32.6	39.9	1.3	(0.1)	87.6
Balance as of September 30, 2025	$975.1	1,405.2	2,018.0	57.2	250.0	$4,705.5

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2024	$851.1	543.8	$1,394.9
Additions, net of adjustments	72.1	0.5	72.6
Adjustment for fully amortized intangibles	(41.0)	(218.1)	(259.1)
Impact of exchange rate movements	—	9.7	9.7
Balance as of September 30, 2025	$882.2	335.9	$1,218.1

Accumulated Amortization
Balance as of December 31, 2024	$(380.0)	(290.8)	$(670.8)
Amortization expense, net(1)	(87.4)	(43.9)	(131.3)
Adjustment for fully amortized intangibles	41.0	218.1	259.1
Impact of exchange rate movements	—	(3.7)	(3.7)
Balance as of September 30, 2025	$(426.4)	(120.3)	$(546.7)

Net book value as of September 30, 2025	$455.8	215.6	$671.4
(1) Included in this amount for MSRs was $5.8 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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
(1) Included in this amount for MSRs was $6.0 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of September 30, 2025 and December 31, 2024 are presented in the following table.

(in millions)	September 30, 2025	December 31, 2024
Investment Management co-investments	$502.4	406.1
Proptech Investments	357.2	372.8
Other investments	35.5	33.8
Total	$895.1	812.7
Our Investment Management co-investments are primarily direct investments in property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Proptech Investments are generally investments in early to mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $210.1 million and $7.7 million as of September 30, 2025 for our Investment Management business and Proptech Investments, respectively.
Impairment
In June of 2025, we recognized an investment-level impairment charge of $2.2 million on one investment accounted for under the measurement alternative, defined below. This activity was included within Equity earnings on our Consolidated Statements of Comprehensive Income. There were no other significant impairments in 2025. In addition, there were no significant other-than-temporary impairment charges on Investments for the nine months ended September 30, 2024.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include our $13.0 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(in millions)	2025	2024
Fair value investments as of January 1,	$742.0	740.8
Investments	146.9	72.2
Distributions	(56.9)	(17.3)
Change in fair value, net	(28.2)	(10.7)
Foreign currency translation adjustments, net	16.3	2.1
Transfers in	24.6	8.4
Fair value investments as of September 30,	$844.7	795.5
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

(in millions)	September 30, 2025	December 31, 2024
Long-term debt, fair value	$840.2	785.2
Long-term debt, carrying value, net of debt issuance costs	806.1	756.7

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2025 and December 31, 2024, investments at fair value using NAV were $489.8 million and $367.9 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2025			December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$45.9	—	309.0	43.8	—	330.3
Foreign currency forward contracts receivable	—	0.6	—	—	4.9	—
Warehouse receivables	—	1,014.7	—	—	770.7	—
Deferred compensation plan assets	—	716.0	—	—	664.0	—
Mortgage banking derivative assets	—	—	43.1	—	—	161.1
Total assets at fair value	$45.9	1,731.3	352.1	43.8	1,439.6	491.4
Liabilities
Foreign currency forward contracts payable	$—	6.9	—	—	13.9	—
Deferred compensation plan liabilities	—	699.0	—	—	658.4	—
Earn-out liabilities	—	—	16.1	—	—	35.8
Mortgage banking derivative liabilities	—	—	28.4	—	—	67.3
Total liabilities at fair value	$—	705.9	44.5	—	672.3	103.1
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

(in billions)	September 30, 2025	December 31, 2024
Foreign currency forward contracts, gross notional value	$2.24	2.21
Foreign currency forward contracts, net basis	1.24	1.08
We record the asset and liability positions for our foreign currency forward contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts. The outstanding balances of these contracts are presented in the following table.

(in millions)	September 30, 2025	December 31, 2024
Net asset, receivable positions	$1.5	5.4
Net asset, payable positions	(0.9)	(0.5)
Foreign currency forward contracts receivable	$0.6	4.9

Net liability, receivable positions	$(0.3)	(1.9)
Net liability, payable positions	7.2	15.8
Foreign currency forward contracts payable	$6.9	13.9
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of September 30, 2025 and December 31, 2024, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation
We maintain a deferred compensation plan for certain of our U.S. employees that allows them to defer portions of their compensation. We recorded this plan on our Consolidated Balance Sheets as Deferred compensation plan assets, long-term deferred compensation plan liabilities, included in Deferred compensation, and as a reduction of equity, Shares held in trust. The components of the plan are presented in the following table.

(in millions)	September 30, 2025	December 31, 2024
Deferred compensation plan assets	$716.0	664.0
Long-term deferred compensation plan liabilities	699.0	658.4
Shares held in trust	12.2	11.8
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

(in millions)	Balance as of June 30, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2025
Investments	$293.1	15.4	(0.3)	0.8	—	—	$309.0
Mortgage banking derivative assets and liabilities, net	19.9	3.4		52.9	(61.5)		14.7
Earn-out liabilities	19.1	0.4	(0.1)	—	(3.3)	—	16.1

(in millions)	Balance as of June 30, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2024
Investments	$367.8	9.5	1.5	—	—	—	$378.8
Mortgage banking derivative assets and liabilities, net	31.7	17.3	—	32.8	(56.1)	—	25.7
Earn-out liabilities	53.7	(20.9)	0.2	2.4	(0.2)	—	35.2

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2025
Investments	$330.3	(29.8)	1.8	6.8	(0.1)	—	$309.0
Mortgage banking derivative assets and liabilities, net	93.8	20.4	—	117.8	(217.3)	—	14.7
Earn-out liabilities	35.8	(3.1)	0.3	0.2	(15.4)	(1.7)	16.1

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of September 30, 2024
Investments	$367.3	(0.9)	1.2	2.8	—	8.4	$378.8
Mortgage banking derivative assets and liabilities, net	10.3	45.5	—	78.9	(109.0)	—	25.7
Earn-out liabilities	57.5	(33.5)	0.2	13.4	(2.2)	(0.2)	35.2
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

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. During the nine months ended September 30, 2025, we recognized an investment-level impairment charge on one investment accounted for under the measurement alternative, as further described in Note 6, Investments. We did not recognize any significant investment-level impairment losses during the nine months ended September 30, 2024.
8.DEBT
Debt is composed of the following obligations.

($ in millions)	September 30, 2025	December 31, 2024
Short-term debt:
Local overdraft facilities	$33.7	18.9
Other short-term borrowings	107.6	134.9
Commercial paper, net of debt issuance costs of $0.6 and $0.7	388.4	199.3
Total short-term debt, net of debt issuance costs	$529.7	353.1
Credit facility, net of debt issuance costs of $9.2 and $11.4	176.8	88.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.3 and $0.3	205.3	181.2
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $4.5 and $5.6	395.5	394.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.3 and $0.5	205.3	181.1
Total debt, net of debt issuance costs	$1,512.6	1,198.4
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of September 30, 2025 at Adjusted Term SOFR plus 0.93%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both September 30, 2025 and December 31, 2024.

The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Average outstanding borrowings	$1,152.8	1,575.7	$1,243.7	1,446.6
Average effective interest rate	4.9%	5.9%	5.0%	6.1%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to $59.5 million as of September 30, 2025, under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2025, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2025.
Warehouse Facilities
We maintain our Warehouse facilities with third-party lenders for the purpose of funding mortgage loans that will be resold, included in Warehouse receivables. The following table shows our gross cash activity related to Warehouse receivables as well as the corresponding, and largely offsetting, net change of our Warehouse facilities. This activity, in aggregate, is reflected as net cash flows from operating activities in our Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(in millions)	2025	2024
Origination of mortgage loans	$(8,691.7)	(6,130.5)
Proceeds from the sales of mortgage loans	8,524.7	4,741.5
Net increase in Warehouse facilities	165.5	1,390.4
The following table provides details regarding our Warehouse facilities lines of credit.

	September 30, 2025		December 31, 2024
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 14, 2026(1)	$194.7	700.0	341.3	700.0
SOFR plus 1.30%, expires September 11, 2026(1)	214.4	600.0	416.5	2,100.0
SOFR plus 1.40%, expires October 23, 2025(2)	507.4	1,100.0	8.8	400.0
Fannie Mae ASAP(3) program, SOFR plus 1.25%	91.1	n/a	75.3	n/a
Gross warehouse facilities	1,007.6	2,400.0	841.9	3,200.0
Debt issuance costs	(1.1)	n/a	(0.9)	n/a
Total warehouse facilities	$1,006.5	2,400.0	841.0	3,200.0
(1) Warehouse facility has been amended since prior periods. Refer to our previous filings for specific terms of agreements.
(2) In October 2025, we extended the term of the Warehouse facility to October 22, 2026.
(3) As Soon As Pooled ("ASAP") funding program

We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of September 30, 2025.
9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in other liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of September 30, 2025. As of December 31, 2024, a receivable of $0.5 million was included in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2024	$4.2
New claims	3.9
Prior year claims adjustments (including foreign currency changes)	0.3
Claims paid	(6.1)
September 30, 2025	$2.3

December 31, 2023	$9.4
New claims	0.3
Prior year claims adjustments (including foreign currency changes)	1.2
Claims paid	(7.2)
September 30, 2024	$3.7
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2025 and December 31, 2024, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $24.7 billion and $23.0 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of September 30, 2025 and December 31, 2024, the loss-sharing guarantee obligations were $29.9 million and $30.0 million, respectively, and are included in other liabilities on our Consolidated Balance Sheets.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of September 30, 2025 and December 31, 2024, the loan loss guarantee reserve was $29.7 million and $28.5 million, respectively, and is included within Other liabilities on our

Consolidated Balance Sheets. In June of 2025, we entered into an enhanced loss-sharing agreement with Fannie Mae associated with a specific three-loan portfolio. The agreement finalized our portion of the loss at $20.6 million and, as a result, there is no residual loss exposure for the subject loans. There were no loan losses incurred during the nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Severance and other employment-related charges	$5.4	6.1	$30.8	17.8
Restructuring, pre-acquisition and post-acquisition charges	5.2	5.0	22.9	18.5
Stock-based compensation expense for post-acquisition retention awards	0.7	1.0	2.1	1.6
Fair value adjustments to earn-out liabilities	0.4	(20.9)	(3.1)	(33.5)
Restructuring and acquisition charges	$11.7	(8.8)	$52.7	4.4
We expect nearly all expenses related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of September 30, 2025 will be paid during the next twelve months.

11.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)
Other comprehensive loss before reclassification	—	(33.5)	(33.5)
Amounts reclassified from AOCI after tax expense of $ -, $ - and $ -	—	—	—
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(33.5)	(33.5)
Balance as of September 30, 2025	$(56.0)	(501.7)	$(557.7)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2024	$(63.5)	(587.5)	$(651.0)
Other comprehensive income before reclassification	—	107.2	107.2
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	8.7	8.7
Other comprehensive income after tax expense of $ - , $ - and $ -	—	115.9	115.9
Balance as of September 30, 2024	$(63.5)	(471.6)	$(535.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	89.7	89.2
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	—	—
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	89.7	89.2
Balance as of September 30, 2025	$(56.0)	(501.7)	$(557.7)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income before reclassification	0.3	47.4	47.7
Amounts reclassified from AOCI after tax expense of $ - , $ - and $ -	—	8.7	8.7
Other comprehensive income after tax expense of $ - , $ - and $ -	0.3	56.1	56.4
Balance as of September 30, 2024	$(63.5)	(471.6)	$(535.1)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the nine months ended September 30, 2025, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2025.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2025 and 2024 are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•n.m.: not meaningful, typically represented by a percentage change of greater than 1,000%, favorable or unfavorable.
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
•We define "MENA" as Middle East and North Africa.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$4,982.4	4,520.5	461.9	10%	10%
Leasing Advisory	741.9	691.5	50.4	7	7
Capital Markets Services	612.1	498.8	113.3	23	22
Investment Management	115.4	101.3	14.1	14	12
Software and Technology Solutions	58.6	56.7	1.9	3	3
Revenue	$6,510.4	5,868.8	641.6	11%	10%
Platform compensation and benefits(1)	$1,569.1	1,406.9	162.2	12%	11%
Platform operating, administrative and other expenses	329.6	315.1	14.5	5	3
Depreciation and amortization	57.6	65.5	(7.9)	(12)	(13)
Total platform operating expenses	1,956.3	1,787.5	168.8	9	9
Gross contract costs	4,268.7	3,861.8	406.9	11	10
Restructuring and acquisition charges	11.7	(8.8)	20.5	n.m.	n.m.
Total operating expenses	$6,236.7	5,640.5	596.2	11%	10%
Operating income	$273.7	228.3	45.4	20%	20%
Equity earnings (losses)	$27.4	(0.9)	28.3	n.m.	n.m.
Net non-cash MSR and mortgage banking derivative activity	$(0.2)	(5.1)	4.9	96%	97%
Adjusted EBITDA	$347.3	298.1	49.2	17%	16%
(1) Included in Platform compensation and benefits is carried interest expense of $4.3 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Carried interest expense/benefit is associated with Equity earnings/losses on Proptech Investments.

 Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$14,445.8	12,959.6	1,486.2	11%	11%
Leasing Advisory	2,004.8	1,854.1	150.7	8	8
Capital Markets Services	1,567.7	1,334.0	233.7	18	17
Investment Management	317.0	307.3	9.7	3	2
Software and Technology Solutions	171.6	167.0	4.6	3	3
Revenue	$18,506.9	16,622.0	1,884.9	11%	11%
Platform compensation and benefits(1)	$4,288.0	3,916.2	371.8	9%	9%
Platform operating, administrative and other expenses	980.4	909.8	70.6	8	7
Depreciation and amortization	196.9	188.8	8.1	4	4
Total platform operating expenses	5,465.3	5,014.8	450.5	9	9
Gross contract costs	12,397.8	11,107.9	1,289.9	12	12
Restructuring and acquisition charges	52.7	4.4	48.3	n.m.	n.m.
Total operating expenses	$17,915.8	16,127.1	1,788.7	11%	11%
Operating income	$591.1	494.9	96.2	19%	19%
Equity losses	$(25.6)	(20.0)	(5.6)	(28)%	(29)%
Net non-cash MSR and mortgage banking derivative activity	$(17.3)	(25.9)	8.6	33%	33%
Adjusted EBITDA	$863.8	731.5	132.3	18%	18%
(1) Included in Platform compensation and benefits is a carried interest benefit of $0.6 million and a carried interest expense of $4.3 million for the nine months ended September 30, 2025 and 2024. Carried interest expense/benefit is associated with Equity earnings/losses on Proptech Investments.

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
Equity earnings/losses (Investment Management and Proptech Investments) primarily reflects valuation changes on investments reported at fair value, which are increased or decreased each reporting period as fair value changes. Where the measurement alternative has been elected, our investment is increased or decreased upon observable price changes. Such activity is excluded as the amounts are generally non‑cash in nature and not indicative of core operating performance.

Note: Equity earnings/losses for segments other than Investment Management represent the results of unconsolidated operating ventures (not investments), and therefore, the amounts are included in Adjusted EBITDA on both a segment and consolidated basis.
Credit losses on convertible note investments reflects credit impairments associated with pre-equity convertible note investments in early-stage proptech enterprises. Such losses are similar to the equity investment-related losses included in equity earnings/losses for Proptech Investments and are therefore consistently excluded from adjusted measures.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$222.8	155.1	$390.4	305.6
Add:
Interest expense, net of interest income	29.2	38.1	89.1	110.3
Income tax provision	52.6	37.4	93.3	73.8
Depreciation and amortization(1)	56.7	64.5	194.1	185.9
Adjustments:
Restructuring and acquisition charges	11.7	(8.8)	52.7	4.4
Net non-cash MSR and mortgage banking derivative activity	0.2	5.1	17.3	25.9
Interest on employee loans, net of forgiveness	(1.5)	(1.8)	(5.1)	(4.1)
Equity (earnings) losses - Investment Management and Proptech Investments(1)	(26.6)	2.2	29.1	23.4
Credit losses on convertible note investments	2.2	6.3	2.9	6.3
Adjusted EBITDA	$347.3	298.1	$863.8	731.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	% Change	2025	% Change
Revenue:
At current period exchange rates	$6,510.4	11%	$18,506.9	11%
Impact of change in exchange rates	(40.9)	n/a	(19.7)	n/a
At comparative period exchange rates	$6,469.5	10%	$18,487.2	11%

Operating income:
At current period exchange rates	$273.7	20%	$591.1	19%
Impact of change in exchange rates	(0.2)	n/a	(3.6)	n/a
At comparative period exchange rates	$273.5	20%	$587.5	19%

Adjusted EBITDA:
At current period exchange rates	$347.3	17%	$863.8	18%
Impact of change in exchange rates	(0.9)	n/a	(3.8)	n/a
At comparative period exchange rates	$346.4	16%	$860.0	18%

Revenue
Revenue increased 10% compared with the prior-year quarter. Collectively, Transactional revenues grew 13%, led by (i) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 26% (excluding the impact of non-cash MSR and mortgage banking derivative activity), (ii) Leasing, within Leasing Advisory, up 8%, and (iii) Incentive fees, within Investment Management, which were $16.5 million this quarter compared with no activity in the prior-year quarter. The collective 9% increase in Resilient revenues was highlighted by Project Management, up 24%, and Workplace Management, up 8%, both within Real Estate Management Services.
On a year-to-date basis, revenue increased 11%. Resilient revenues grew 11% collectively, highlighted by Project Management, up 21%, and Workplace Management, up 11%. Transactional revenues increased 11% collectively, led by Investment Sales, Debt/Equity Advisory and Other, up 21% (excluding the impact of non-cash MSR and mortgage banking derivative activity), and Leasing, within Leasing Advisory, up 9%.
The following highlights Revenue by segment, for the third quarter and first nine months of 2025 and 2024. Refer to segment operating results for further detail.
Revenue by Segment (in millions)
Operating Expenses
Consolidated operating expenses were $6.2 billion for the third quarter, up 10% from the same period in 2024. Gross contract costs were $4.3 billion, up 10% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management and Project Management, both within Real Estate Management Services. Platform operating expenses were $2.0 billion for the third quarter, a 9% increase from the prior-year quarter, largely due to revenue-related expense growth.
On a year-to-date basis, operating expenses were $17.9 billion, up 11%. Gross contract costs were $12.4 billion, up 12%, while Platform operating expenses were $5.5 billion, up 9%. The drivers of the increases are consistent with the quarterly narrative above.

The year-over-year change in Restructuring and acquisition charges for the third quarter was largely driven by an expense credit in the prior-year quarter associated with a lower expected earn-out payout related to a 2021 U.S. property management joint venture. For September year to date, the change was primarily attributable to i) the impact of expense credits in the prior year associated with lower expected earn-out payouts and ii) higher severance and other employment-related charges in 2025 associated with restructuring programs, notably restructuring associated with the 2025 change in segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Severance and other employment-related charges	$5.4	6.1	$30.8	17.8
Restructuring, pre-acquisition and post-acquisition charges	5.9	6.0	25.0	20.1
Fair value adjustments that resulted in a net decrease to earn-out liabilities from prior-period acquisition activity	0.4	(20.9)	(3.1)	(33.5)
Restructuring and acquisition charges	$11.7	(8.8)	$52.7	4.4
Interest Expense
Interest expense, net of interest income, for the three and nine months ended September 30, 2025, was $29.2 million and $89.1 million, respectively, compared with $38.1 million and $110.3 million in the prior-year periods. Lower expense was primarily due to a lower effective interest rate and lower average borrowings compared with the respective prior-year periods.
Equity Earnings/Losses
The following details Equity earnings/losses by investment type. Equity earnings/losses for the third quarter and first nine months of 2025 largely reflect net valuation changes for Investment Management and Proptech Investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Investment Management	$9.3	(13.8)	$1.9	(25.0)
Proptech Investments	17.2	11.6	(31.7)	1.6
Other	0.9	1.3	4.2	3.4
Equity earnings (losses)	$27.4	(0.9)	$(25.6)	(20.0)
Income Taxes
The following details Income tax provision and our effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Income tax provision	$52.6	37.4	$93.3	73.8
Effective tax rate	19.1%	19.5%	19.3%	19.5%
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes provisions altering the timing of deduction from certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The OBBBA further alters the determination and rates of taxation of international earnings, primarily effective in 2026. The current period’s financial statements include the impact of the OBBBA provisions effective for 2025, which are not material to income tax expense or the financial statements as a whole.

Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders and Adjusted EBITDA for the three and nine months ended September 30, 2025, and comparable prior-year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$222.8	155.1	$390.4	305.6
Adjusted EBITDA	$347.3	298.1	$863.8	731.5
For the third quarter of 2025, higher Adjusted EBITDA was largely driven by Transactional revenue growth, most notably within Capital Markets Services and Investment Management, with contributions from Resilient revenue growth, predominantly within Real Estate Management Services, together with enhanced platform leverage and continued cost discipline. These drivers outpaced the unfavorable impact on the current quarter associated with the timing of incentive compensation accruals and certain discrete expenses in the quarter.
The following chart reflects segment Adjusted EBITDA for the third quarter and first nine months of 2025 and 2024. As noted in the Segment Operating Results section, Proptech Investments are reflected outside of the reporting segments in "All Other;" Adjusted EBITDA for the segments, therefore, does not sum to the consolidated total.
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
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in “All Other.” These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment.
Prior period financial information was recast to conform with the presentation changes described above.
We manage and report our operations as five business segments: Real Estate Management Services, Leasing Advisory, Capital Markets Services, Investment Management, and Software and Technology Solutions. Our Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, and portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to facility occupiers. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Our Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals, while our Software and Technology Solutions segment offers various software products and services to our clients.
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which includes Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.
Real Estate Management Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$3,423.6	3,164.6	259.0	8%	8%
Project Management	967.9	771.3	196.6	25	24
Property Management	461.1	452.3	8.8	2	2
Portfolio Services and Other	129.8	132.3	(2.5)	(2)	(3)
Revenue	$4,982.4	4,520.5	461.9	10%	10%
Platform compensation and benefits	$475.2	436.4	38.8	9%	8%
Platform operating, administrative and other	148.4	159.5	(11.1)	(7)	(8)
Depreciation and amortization	26.0	33.0	(7.0)	(21)	(22)
Segment platform operating expenses	649.6	628.9	20.7	3	2
Gross contract costs	4,255.5	3,829.9	425.6	11	11
Segment operating expenses	$4,905.1	4,458.8	446.3	10%	9%
Equity earnings	$0.1	1.1	(1.0)	(91%)	(80)%
Adjusted EBITDA	$102.2	94.5	7.7	8%	8%

Real Estate Management Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$10,036.3	9,057.4	978.9	11%	11%
Project Management	2,687.0	2,215.8	471.2	21	21
Property Management	1,361.1	1,318.6	42.5	3	4
Portfolio Services and Other	361.4	367.8	(6.4)	(2)	(2)
Revenue	$14,445.8	12,959.6	1,486.2	11%	11%
Platform compensation and benefits	$1,372.6	1,253.4	119.2	10%	9%
Platform operating, administrative and other	435.1	434.9	0.2	—	—
Depreciation and amortization	87.7	91.2	(3.5)	(4)	(4)
Segment platform operating expenses	1,895.4	1,779.5	115.9	7	6
Gross contract costs	12,358.8	11,016.1	1,342.7	12	12
Segment operating expenses	$14,254.2	12,795.6	1,458.6	11%	11%
Equity earnings	$1.0	2.5	(1.5)	(60%)	(57)%
Adjusted EBITDA	$275.1	254.5	20.6	8%	7%
Real Estate Management Services revenue growth for the third quarter and first nine months of 2025 was partially driven by continued strong performance in Workplace Management. Client wins outpaced mandate expansions for the quarter and for the first nine months of 2025. For both periods, incremental pass-through costs augmented mid single-digit management fee increases. Project Management revenue also meaningfully contributed to growth for both the three and nine months ended September 30, 2025, driven by new and expanded contracts primarily in the U.S. and Asia Pacific. Low double-digit management fee increases were supplemented by higher pass-through costs.
Operating expenses for the segment increased for the quarter and the year to date, primarily due to revenue-related expense growth and higher gross contract costs from increased client pass-through expenses. Higher expenses in 2025 also reflected the impact of incentive compensation accruals timing and certain discrete items, including incremental bad debt expense, which had a more significant impact on the third quarter than the nine-month period. Partially offsetting these drivers, the current-year quarter benefited from $8.2 million in lower gross receipts tax expense compared to 2024.
The increases in Adjusted EBITDA for both the current quarter and year-to-date periods were primarily driven by the strong top-line performance described above, which outpaced the aforementioned expense growth.

Leasing Advisory

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$719.1	665.4	53.7	8%	8%
Advisory, Consulting and Other	22.8	26.1	(3.3)	(13)	(13)
Revenue	$741.9	691.5	50.4	7%	7%
Platform compensation and benefits	$538.3	494.9	43.4	9%	8%
Platform operating, administrative and other	64.2	55.5	8.7	16	15
Depreciation and amortization	10.9	9.1	1.8	20	20
Segment platform operating expenses	613.4	559.5	53.9	10	9
Gross contract costs	3.1	9.7	(6.6)	(68)	(68)
Segment operating expenses	$616.5	569.2	47.3	8%	8%
Adjusted EBITDA	$136.9	131.7	5.2	4%	4%

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$1,936.7	1,781.8	154.9	9%	9%
Advisory, Consulting and Other	68.1	72.3	(4.2)	(6)	(6)
Revenue	$2,004.8	1,854.1	150.7	8%	8%
Platform compensation and benefits	$1,444.4	1,337.4	107.0	8%	8%
Platform operating, administrative and other	198.8	174.4	24.4	14	14
Depreciation and amortization	33.9	27.2	6.7	25	25
Segment platform operating expenses	1,677.1	1,539.0	138.1	9	9
Gross contract costs	8.4	24.4	(16.0)	(66)	(65)
Segment operating expenses	$1,685.5	1,563.4	122.1	8%	8%
Equity earnings	$—	0.1	(0.1)	(100)%	(145)%
Adjusted EBITDA	$354.3	318.6	35.7	11%	11%
Compared with the prior-year periods, broad-based Leasing revenue increased across major asset classes, led by continued momentum in office, with the most significant growth in the U.S. as well as notable contributions from Germany and Canada. U.S. expansion was primarily driven by growth in office, from both higher volume and deal size, as well as increased industrial deal volume. Office Leasing revenue growth outperformed global office volumes (up 14% compared with market volumes up 2% according to JLL Research), highlighted by U.S. outperformance (revenue up 14% compared with market volumes up 4% according to JLL Research). Year-to-date revenues, compared to overall and U.S. office market volume, mirrored our third-quarter outperformance.
The third-quarter and year-to-date increases in segment operating expenses were primarily due to higher commissions, correlated to revenue growth, and the year-over-year unfavorable impact from the timing of incentive compensation accruals.
The increases in Adjusted EBITDA for the third quarter and first nine months were driven by the revenue growth described above, net of associated commissions. For the quarter, this growth was meaningfully offset by the aforementioned impact from the timing of incentive compensation accruals.

Capital Markets Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$479.5	371.8	107.7	29%	28%
Value and Risk Advisory	89.9	86.0	3.9	5	3
Loan Servicing	42.7	41.0	1.7	4	4
Revenue	$612.1	498.8	113.3	23%	22%
Platform compensation and benefits	$436.8	365.5	71.3	20%	19%
Platform operating, administrative and other	85.8	62.3	23.5	38	36
Depreciation and amortization	9.8	16.6	(6.8)	(41)	(42)
Segment platform operating expenses	532.4	444.4	88.0	20	19
Gross contract costs	1.5	11.5	(10.0)	(87)	(87)
Segment operating expenses	533.9	455.9	78.0	17%	16%
Equity earnings	$0.8	0.2	0.6	300%	195%
Net non-cash MSR and mortgage banking derivative activity	$(0.2)	(5.1)	4.9	96%	97%
Adjusted EBITDA	$89.9	65.7	24.2	37%	36%

Capital Markets Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$1,172.7	950.8	221.9	23%	23%
Value and Risk Advisory	269.2	262.0	7.2	3	2
Loan Servicing	125.8	121.2	4.6	4	4
Revenue	$1,567.7	1,334.0	233.7	18%	17%
Platform compensation and benefits	$1,140.4	994.2	146.2	15%	14%
Platform operating, administrative and other	251.5	206.4	45.1	22	21
Depreciation and amortization	46.2	50.3	(4.1)	(8)	(8)
Segment platform operating expenses	1,438.1	1,250.9	187.2	15	14
Gross contract costs	4.3	36.9	(32.6)	(88)	(88)
Segment operating expenses	1,442.4	1,287.8	154.6	12%	11%
Equity earnings	$3.2	0.8	2.4	300%	276%
Net non-cash MSR and mortgage banking derivative activity	$(17.3)	(25.9)	8.6	33%	33%
Adjusted EBITDA	$193.2	124.5	68.7	55%	54%
For the third quarter and first nine months of 2025, Capital Markets Services top-line growth was fueled by debt advisory, investment sales and equity advisory transactions across nearly all sectors, with the most significant contributions coming from multifamily and retail. Geographically, revenue growth was led by the U.S. for both the third quarter and first nine months of 2025, augmented by strong contributions from Japan and Australia for the quarter and India and MENA for the year to date. Globally, investment sales were up 22% for the quarter, significantly outpacing the broader investment sales market, which grew 12% over the same period according to JLL Research.
The increases in segment operating expenses for the third quarter and first nine months of 2025 were largely driven by higher commission expense, correlated to the revenue growth described above. In addition, $7.2 million of incremental expense associated with loan-related losses, including an increase in loan loss reserves, was recorded in the current quarter. In October 2025, the underlying asset for the loan repurchased in August 2024 was sold; the $3.6 million expense impact - reflecting final pricing and expected closing costs - was included in the aforementioned loan-related losses recognized this quarter.
On a year-to-date basis, in addition to the loan-related losses described above, we recognized approximately $14.0 million of incremental expense associated with an enhanced loss-share agreement with Fannie Mae for a specific three-loan portfolio. The impact of this item is more than offset by the $18.0 million of loan-related expenses recognized in the first half of 2024.
Adjusted EBITDA increases for the quarter and first nine months of 2025 were primarily attributable to the revenue growth described above, net of associated commission expenses, partially offset by the impact of incremental loan-related losses.

Investment Management

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$93.0	92.7	0.3	—%	(1)%
Transaction fees and other	5.9	8.6	(2.7)	(31)	(30)
Incentive fees	16.5	—	16.5	n.m.	n.m.
Revenue	$115.4	101.3	14.1	14%	12%
Platform compensation and benefits	$68.0	59.8	8.2	14%	12%
Platform operating, administrative and other	16.1	18.7	(2.6)	(14)	(15)
Depreciation and amortization	2.7	1.9	0.8	42	46
Segment platform operating expenses	86.8	80.4	6.4	8	6
Gross contract costs	7.8	9.3	(1.5)	(16)	(17)
Segment operating expenses	$94.6	89.7	4.9	5%	4%
Adjusted EBITDA(1)	$23.7	14.0	9.7	69%	62%
Equity earnings (losses)	$9.3	(13.8)	23.1	n.m.	n.m.

Investment Management (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$275.6	278.1	(2.5)	(1)%	(2)%
Transaction fees and other	20.9	24.4	(3.5)	(14)	(15)
Incentive fees	20.5	4.8	15.7	327	300
Revenue	$317.0	307.3	9.7	3%	2%
Platform compensation and benefits	$187.2	180.1	7.1	4%	3%
Platform operating, administrative and other	49.9	52.1	(2.2)	(4)	(5)
Depreciation and amortization	8.4	5.9	2.5	42	43
Segment platform operating expenses	245.5	238.1	7.4	3	2
Gross contract costs	24.3	26.5	(2.2)	(8)	(8)
Segment operating expenses	$269.8	264.6	5.2	2%	1%
Adjusted EBITDA(1)	$55.8	57.7	(1.9)	(3)%	(6)%
Equity earnings (losses)	$1.9	(25.0)	26.9	n.m.	n.m.
(1) Adjusted EBITDA excludes Equity earnings (losses) attributable to common shareholders for Investment Management.
Investment Management revenue growth for the third quarter and first nine months of 2025 was fueled by higher incentive fees. Advisory fees were largely steady compared to the prior-year periods, as strong performance in U.S. core open-end funds offset the impact to assets under management ("AUM") from client asset dispositions in Q4 2024.
The increases in segment platform operating expenses for the third quarter and first nine months of 2025 were largely driven by higher incentive compensation expense, correlated to the incentive fee growth described above.
Third-quarter Adjusted EBITDA growth primarily reflected higher incentive fees, net of related incentive compensation costs. In addition to the aforementioned third-quarter impact, the change in Adjusted EBITDA for the first nine months of 2025 compared to prior year was influenced by the absence of the $8.2 million gain recognized in Q2 2024 following the purchase of a controlling interest in a fund managed by the company, which outpaced the revenue growth (net of related incentive compensation expense) described above.
AUM increased 4% in USD (1% in local currency) during the quarter, and increased 5% in USD (1% in local currency) over the trailing twelve months. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (June 30, 2025)	$84.9
Asset acquisitions/takeovers	1.0
Asset dispositions/withdrawals	(1.1)
Valuation changes	0.5
Foreign currency translation	2.4
Change in uncalled committed capital and cash held	0.8
Ending balance (September 30, 2025)	$88.5

Trailing Twelve Months
Beginning balance (September 30, 2024)	$84.6
Asset acquisitions/takeovers	6.1
Asset dispositions/withdrawals	(7.2)
Valuation changes	2.6
Foreign currency translation	3.2
Change in uncalled committed capital and cash held	(0.8)
Ending balance (September 30, 2025)	$88.5

Software and Technology Solutions

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$58.6	56.7	1.9	3%	3%
Platform compensation and benefits	$46.4	48.1	(1.7)	(4)%	(4)%
Platform operating, administrative and other	13.0	12.8	0.2	2	2
Depreciation and amortization	8.2	4.9	3.3	67	66
Segment platform operating expenses	67.6	65.8	1.8	3	2
Gross contract costs	0.8	1.4	(0.6)	(43)	(45)
Segment operating expenses	$68.4	67.2	1.2	2%	1%
Adjusted EBITDA	$(1.1)	(5.6)	4.5	80%	84%

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$171.6	167.0	4.6	3%	3%
Platform compensation and benefits	$143.9	146.8	(2.9)	(2)%	(2)%
Platform operating, administrative and other	42.3	35.7	6.6	18	19
Depreciation and amortization	20.7	14.2	6.5	46	45
Segment platform operating expenses	206.9	196.7	10.2	5	5
Gross contract costs	2.0	4.0	(2.0)	(50)	(49)
Segment operating expenses	$208.9	200.7	8.2	4%	4%
Adjusted EBITDA	$(15.2)	(19.5)	4.3	22%	22%
For the third quarter and first nine months of 2025, Software and Technology Solutions revenue increased due to double-digit growth in software, offset by declines in technology solutions as certain large existing clients reduced their discretionary technology spend.
Segment operating expense growth for the third quarter and first nine months of 2025 was driven by increased revenue-related expenses. In the third quarter, this increase was partially offset by cost management actions.
The improvement in Adjusted EBITDA was driven by the increased revenue described above and cost management actions.

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities provided $182.3 million of cash in the first nine months of 2025, compared with $142.0 million of cash used in operating activities during the same period in 2024. Cash inflow in 2025 was primarily attributable to higher cash provided by earnings and improved collection of receivables, partially offset by higher commissions paid.
Cash Flows from Investing Activities
We used $251.6 million of cash for investing activities during the first nine months of 2025, compared with $219.0 million used during the same period in 2024. The increase in cash used for investing activities was primarily attributable to our $100.0 million contribution to JLL Income Property Trust ("JLL IPT"), an Investment Management core open-end flagship fund, in January 2025, partially offset by lower cash paid for acquisitions. We discuss other drivers of investing activity below in further detail.
Cash Flows from Financing Activities
Financing activities provided $72.8 million of cash during the first nine months of 2025, compared with $349.0 million provided during the same period in 2024. The change was driven by an increase in cash flow from operating activities reducing borrowing needs, offset by higher share repurchases in 2025. We discuss these drivers in further detail below.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	September 30, 2025	December 31, 2024
Outstanding borrowings under the Facility	$186.0	100.0
Short-term borrowings	141.3	153.8
Outstanding commercial paper	389.0	200.0
In addition to our Facility, we had the capacity to borrow up to $59.5 million under local overdraft facilities as of September 30, 2025.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Average outstanding borrowings	$1,152.8	1,575.7	$1,243.7	1,446.6
Average effective interest rate	4.9%	5.9%	5.0%	6.1%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of September 30, 2025, we had a carrying value of $895.1 million in Investments, primarily related to Investment Management co-investments and investments in early to mid-stage proptech companies as well as proptech funds ("Proptech Investments"). For the first nine months ended September 30, 2025 and 2024, funding of investments exceeded return of capital by $106.2 million (notably, the $100.0 million invested in JLL IPT as described above) and $54.9 million, respectively. We have maximum potential unfunded commitments to direct investments or investment vehicles of $210.1 million and $7.7 million as of September 30, 2025 for our Investment Management business and Proptech Investments, respectively.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2025 and 2024 were $138.4 million and $126.3 million, respectively. Our capital expenditures in 2025 were primarily for purchased/developed software, technology hardware and leasehold improvements.
Business Acquisitions
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities.

	Nine Months Ended September 30,
(in millions)	2025	2024
Payments relating to current-year acquisitions	$6.1	$40.8
Payments for deferred business acquisition and earn-out obligations	16.3	5.1
Total paid for business acquisitions	$22.4	$45.9
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $23.6 million as of September 30, 2025. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2025, we had the potential to make earn-out payments for a maximum of $75.2 million on 12 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
The number of shares repurchased and cash paid for repurchases is noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Total number of shares repurchased (in 000's)	239.4	83.5	491.2	297.9
Total paid for shares repurchased	$70.0	20.1	$131.2	60.3
As of September 30, 2025, $882.0 million remained authorized for repurchases under our share repurchase program.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2025 and December 31, 2024, we had total Cash and cash equivalents of $428.9 million and $416.3 million, respectively, of which approximately $337.5 million and $314.4 million, respectively, was held by foreign subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2025 on our variable-rate debt, our results would reflect an incremental $4.7 million of interest expense for the nine months ended September 30, 2025.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2025.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2025 - July 31, 2025	38,534	$259.51	38,534
August 1, 2025 - August 31, 2025	104,210	$289.12	104,210
September 1, 2025 - September 30, 2025	96,655	$309.04	96,655	$882.0
Total	239,399		239,399
Item 5. Other Information
During the quarter ended September 30, 2025, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K.

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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2025.

JONES LANG LASALLE INCORPORATED

By:	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)