Form 10-K
period 2025-12-31
JONES LANG LASALLE INC
filed 2026-02-19
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended	December 31, 2025	Commission File Number	1-13145
Jones Lang LaSalle Incorporated
(Exact name of registrant as specified in its charter)

Maryland			36-4150422
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
200 East Randolph Drive	Chicago,	IL	60601
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(312)	782-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	JLL	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2025 was $12,017,132,438.
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on February 13, 2026 was 46,851,472.
Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

JONES LANG LASALLE INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Jones Lang LaSalle Incorporated, incorporated in 1997, is a Maryland corporation. References to "JLL," "the Company," "we," "us" and "our" refer to Jones Lang LaSalle Incorporated and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise. Our common stock is listed on The New York Stock Exchange ("NYSE") under the symbol "JLL."
JLL is a leading global commercial real estate services and investment management company with annual revenue of $26.1 billion, operations in over 80 countries and a global workforce of more than 113,000 as of December 31, 2025. For over 200 years, clients have trusted JLL, a Fortune 500® company, to help them confidently buy, build, occupy, manage and invest across a variety of industries and property types, including office, industrial, hotel, multi-family, retail and data center properties. Driven by our purpose to shape the future of real estate for a better world, we help our clients, people and communities SEE A BRIGHTER WAYSM. Powered by rich global datasets and leading technology capabilities, we provide coordinated, end-to-end delivery of real estate services for a broad range of global clients who represent a wide variety of industries. Our clients vary greatly in size and include for-profit and not-for-profit entities, public-private partnerships and governmental ("public sector") entities. Through LaSalle Investment Management (also referred to as "LaSalle" or our "Investment Management" segment), we invest for clients on a global basis in both private assets and publicly traded real estate securities.
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
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in "All Other." These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment. Effective January 1, 2026, the Software and Technology Solutions segment will merge into Real Estate Management Services with results of operations reported as a subsegment within Real Estate Management Services.
OUR HISTORY
While our roots trace back to 1783 with the founding of Jones Lang Wootton in England, we began to establish our global services platform through the 1999 merger with LaSalle Partners Incorporated ("LaSalle Partners," founded in the United States in 1968 and incorporated in 1997). The Company has grown by expanding our client base as well as service and product offerings, both organically as well as through mergers and acquisitions. Our extensive global reach and in-depth knowledge of local real estate markets enable us to serve as a single-source provider of solutions for the full spectrum of our clients' real estate needs. The mergers and acquisitions have given us additional share and scale in key geographical markets, expanded our capabilities in certain service offerings and further broadened the global platform we make available to our clients.
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

The following reflects our revenue by segment for the year ended December 31, 2025:

Revenue by Segment - $26.1B

Leasing Advisory 11%
Capital Markets Services 9%
Investment Management 2%
Software and Technology Solutions 1%
Real Estate Management Services 77%

Our revenue was $26.1 billion for 2025, earned geographically as follows:

Revenue by Country
India 3.5%
Canada 2.4%
France 2.0%
Australia 4.4%
Singapore 1.8%
Greater China 4.6%
Japan 1.4%
Germany 1.3%
United Kingdom 7.5%
Other 9.4%
United States 61.7%

Note: Greater China is defined as China, Hong Kong, Macau and Taiwan.

As of December 31, 2025, our five segments, and the services we provide within them, included:

1. Real Estate Management Services
Workplace Management
As a strategic partner of clients with a multinational footprint, Real Estate Management Services offers a single, cohesive service-delivery team focused on three key value levers: (i) making informed, data-driven decisions and digital transformation, (ii) achieving operational excellence through improved productivity and financial performance and (iii) attracting and retaining talent through an enhanced user experience.
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
Workplace Management solutions offered to clients range from mobile engineering at a single location to a full-service outsourcing, where we execute day-to-day operations management of client site locations, delivered through a globally-integrated platform with standardized processes. Facilities under management cover all real estate asset classes, including corporate headquarters, distribution facilities, hospitals, research and development facilities, data centers and industrial complexes. As of December 31, 2025, Workplace Management managed approximately 2.8 billion square feet of real estate for our clients.
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
Property Management
Property Management provides services to real estate owners for office, industrial and logistics, retail, multi-housing and specialty properties. We typically provide property management services through local teams, which are generally on-site for office and multi-housing properties, supported by regional supervisory teams and central resources in such areas as technology, training, environmental services, accounting, marketing, lease administration and human resources. We leverage our market share and buying power to deliver superior service and value to our clients, and our extended delivery team increasingly uses new technology and digital capabilities we deploy at the property. This allows clients to drive value, optimize operations, gain insights and elevate the tenant experience. Our work with clients also includes advisory, tenancy management and services focused strategically on reducing energy usage and carbon impact. As of December 31, 2025, we provided management services for properties totaling approximately 2.9 billion square feet.
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
Portfolio Services
Through the suite of services our Real Estate Management Services business provides to clients via our "One JLL" approach, we gain deep knowledge and extensive data about their corporate real estate footprints, business strategies and organizational priorities. This knowledge enables our consulting practice to effectively advise clients on how to optimize their workplace strategies and occupancy planning to improve utilization and ultimately enhance the productivity and well-being of those who use the space. More broadly, this advice may extend to our clients’ portfolio strategies, including location advisory, transaction management, lease administration, technology implementation and optimization, and options to add and integrate flexible space solutions. Our fee structures vary and are based on the point-in-time or over-time nature of services and deliverables provided to our clients.
2. Leasing Advisory
Leasing Advisory offers local expertise across the globe covering a comprehensive range of services across asset types. We aggregate such services into two categories: Leasing and Advisory, Consulting and Other.
Leasing
Agency Leasing executes marketing and leasing programs on behalf of property owners (such as investors, developers, property-owning companies and public entities), including product positioning, target tenant identification and competitor analysis through to securing tenants and negotiating leases with terms that reflect our clients' best interests. In 2025, we completed approximately 19,500 agency leasing transactions representing 340 million square feet of space.
Tenant Representation establishes strategic alliances with occupier clients to define space requirements, identify suitable alternatives, recommend appropriate occupancy solutions, and negotiate lease and ownership terms with landlords. Our involvement helps our clients reduce real estate costs, minimize occupancy risk, improve occupancy control and flexibility, and create more productive office environments. In 2025, we completed approximately 23,500 tenant representation transactions representing 569 million square feet of space.
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
3. Capital Markets Services
Capital Markets Services is a full-service global provider of capital solutions creating a world of opportunity for investors and owners of real estate. As a leading provider of property sales, debt, value and risk advisory services, and hedging and derivatives, we combine the unique knowledge of our people with the power of collective insight and technology made possible by our fully-integrated capital markets platform. Our broad array of services includes (ordered alphabetically):

● Debt advisory	● Loan sales
● Equity advisory (Equity and funds placement, M&A and corporate advisory)	● Loan servicing
● Investment sales and advisory	● Value and risk advisory
Investment Sales, Debt/Equity Advisory and Other
We provide brokerage and other services for real estate transactions, such as sales or loan originations and refinancing. M&A and corporate advisory services include sourcing capital, both equity and debt, and other traditional investment banking services designed to assist investor and corporate clients to maximize the value of their real estate interests. To meet client demands for selling and acquiring real estate assets domestically and internationally, our Capital Markets Services teams combine local market knowledge with our access to global capital sources to provide superior execution in raising capital for real estate transactions. By originating, developing and introducing innovative new financial products and strategies, Capital Markets Services is integral to the business development efforts of our other businesses. Most of our revenues are in the form of fees, derived from the value of transactions we complete or securities we place. In certain circumstances, we receive retainer fees for portfolio advisory or consulting services. For the year ended December 31, 2025, we provided capital markets services for approximately $258 billion of client transactions.
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
Loan Servicing
In the U.S., we are a commercial multifamily lender and loan servicer approved by Freddie Mac, Fannie Mae and Housing and Urban Development/Ginnie Mae (the "Agencies"). In addition, we are one of only 24 Fannie Mae Delegated Underwriting and Servicing ("DUS") lenders. We service substantially all the loans we originate and sell to the Agencies, and service loans we did not originate but subsequently acquire the rights to service. We obtain a periodic fee for each loan we service based on a proportion of the cash collections. As of December 31, 2025, we serviced a loan portfolio of approximately $140.3 billion.

4. Investment Management
LaSalle Investment Management ("Investment Management") is a global real estate investment management firm that invests institutional and individual capital in real estate assets and securities with a strategic priority to meet client objectives and deliver superior risk-adjusted returns over market cycles.
Investment Management launched its first institutional investment fund in 1979, making us one of the most experienced real estate focused investment managers in the industry. We have invested, on behalf of our clients and ourselves, in real estate assets located in 24 countries around the globe, as well as in public real estate companies traded on all major stock exchanges. Investment Management provides clients with a broad range of real estate investment products and services, designed to meet the differing strategic, asset allocation, risk/return and liquidity requirements of our clients. The range of investment solutions are offered either through commingled or single investor strategies and include private and public equity investments and real estate debt strategies structured as private or public open-end funds or private closed-end funds (commingled funds), separate accounts, joint ventures or co-investments.
Investment Management's assets under management ("AUM") of $86.4 billion, as of December 31, 2025, by geographic distribution and fund type, is detailed in the following graphics ($ in billions).
We believe our ability to co-invest alongside our clients' funds aligns our interests and will continue to be an important differentiating factor in maintaining and improving our investment performance and attracting new capital to manage. As of December 31, 2025, we had a total of $505.8 million of co-investments, alongside our clients, in real estate ventures included in total AUM.
Investment Management is compensated for investment management services for private equity investments based on capital committed, capital deployed and managed (advisory fees), with additional fees tied to investment performance above specific hurdles (incentive fees). In some cases, Investment Management also receives fees tied to acquisitions, financings and dispositions (transaction fees).
Our investment funds have various life spans, typically ranging between five and nine years, but in some cases are open ended. In 2025, open-end funds represented approximately 34% of AUM as of December 31, 2025. Separate account advisory agreements generally have specific terms with "at will" termination provisions and include fee arrangements calculated on the mark to market value of the assets, plus, in some cases, incentive fees.

5. Software and Technology Solutions
Software and Technology Solutions leverages its comprehensive technology portfolio of software platforms, apps, hardware and technology services, as well as innovations from venture-backed companies, to help organizations maximize their real estate experience.
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
In addition, our cloud-based software solutions enable higher-quality insight and decision-making through improved data and analytics, creating opportunities to improve clients' financial and/or operating performance. These solutions are typically sold via subscription offerings and we recognize revenue over time, commensurate with the length and terms of the contract. Examples include:
•Building Engines, a comprehensive system that unites the technology and applications used to manage a building with simplified upstream and downstream user interactions; and
•Corrigo, a mobile and desktop-integrated product that enables facility managers to efficiently manage work orders, centralize repairs and maintenance, and automate tasks, all on a scalable level.
All Other
We drive property technology ("proptech") innovation across the real estate spectrum, supporting the development of an array of products and data analytics tools. One way we achieve this goal is through strategic investments in proptech funds and early to mid-stage proptech companies, including through our JLL Spark Global Ventures Funds. We generally report these investments at fair value and include fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. As of December 31, 2025, the fair value of such investments was $340.1 million.
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in "All Other." These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment.
ORGANIZATIONAL PURPOSE
JLL’s organizational purpose is to shape the future of real estate for a better world. Staying true to this purpose in all that we do enables us to fully align with the best interests and ambitions of our clients and all our stakeholders. We embrace our opportunity to play a leading role in understanding and guiding the future of work, workplaces and cities, while enabling clients and communities to deliver on their sustainability targets through our services. JLL recognizes the vital role innovations in data capabilities and technology will play in the real estate sector. We continue to strategically invest in our platform, products and people to lead this wave of change.
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
INDUSTRY TRENDS
We continue to see major macro trends influencing the expansion and evolution of the real estate sector.
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
An evolving technology backdrop (e.g., artificial intelligence, or "AI") and other macro factors on workforce productivity, creativity, well-being and culture, corporate management and boards around the world have a sustained focus on reimagining workplaces and concepts for the future of work. With our deep expertise and specialist experience and resources in these areas across industries, we are positioned to provide our clients highly adaptive and relevant solutions and advisory services. We continue to see a long runway for further growth in the trend for organizations to outsource real estate services as our clients increasingly seek strategic advice on reimagining their workspaces and workstyles to reinforce culture, attract talent and drive cost efficiencies.
Rising investment allocations to real estate
In the years following the 2008 Global Financial Crisis, as investors reassessed investment allocations and priorities, real estate emerged from its previous "alternative investment" classification to become a major defined asset class of its own. This began a sustained long-term trend of rising investment allocations to the real estate sector with allocations increasing approximately 110 basis points since 2015, according to Cornell University's Baker Program in Real Estate and Hodes Weill & Associates, LP. While major global and market events can have significant near-term impacts on real estate investment transaction volumes, this deeply engrained long-term trend remains prevalent, as investors focus on real estate's relative returns and distinctive investment characteristics.
Demographics and urbanization
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
AI and technology's next frontier
The real estate industry is affected by advances in technology, data and artificial intelligence in many ways, specifically: (1) the transition to flexible and hybrid office working models, (2) new data-driven understanding of how all forms of real estate can be more efficient, sustainable and productive, (3) the rise of experiential and online retail, (4) new asset management technologies and (5) the growth of the logistics sector.
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
Energy and sustainability
Climate change and resource constraints are transforming the real estate industry. The built environment is under pressure from evolving regulations, investor demands, corporate net zero commitments, and rising occupant health and well-being expectations. These converging factors are reshaping how properties are valued, operated, and occupied—driving demand for sustainable and energy-efficient building solutions that deliver environmental and financial returns. Capturing this opportunity represents a strategic priority for growth, aligned with our purpose to shape the future of real estate for a better world.
Refer to our annual Sustainability Statement, available on our website, for further information.
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
Clients
We deliver advisory-led services to maximize client outcomes, leveraging data, expertise and collaboration to convert insights into solutions. Our "One JLL" philosophy formalizes how our teams engage with each other and enables us to seamlessly serve clients across business lines and geographies. We focus on attracting clients in growth industries who value our global scale, differentiated platform and data-driven insights.
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
Our clients perceive the JLL brand to be trustworthy and ethical, in line with our recent recognition by Ethisphere as one of the World's Most Ethical Companies for the 18th consecutive year. Our heritage of over 250 years and strong global network reinforce this perception. While clients value our global connectivity, they also value our service quality and proactiveness. This is reflected by numerous local recognition awards and client-awarded supplier excellence awards.
Our clients continue to place importance on our ability to deliver integrated insights with the latest technology, and we continue to demonstrate our leadership in technology to transform data into actionable insight. Our industry-recognized commitment to technology earned JLL a place in Fast Company's Next Big Things in Tech. Additionally, Fortune named us one of the World's Most Admired Companies for the ninth consecutive year.
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
People & Values
We are dedicated to helping our people SEE A BRIGHTER WAY by enabling them to explore new opportunities, build expertise, create long-term careers, and draw inspiration through working with talented colleagues and clients.
In the world's major markets across most industries, declining working-age populations, emerging technologies and long-term economic growth continue to drive competition for talent, resulting in highly fluid and competitive recruitment markets, particularly for niche and emerging skills. A successful enterprise-wide people strategy is central to our company's success and complements our promise to our people where we commit to empowering them to shape a brighter way forward. This promise ensures JLL is positioned as an employer of choice for top talent, achieving and sustaining an inclusive and collaborative culture that strongly appeals to our people and our clients alike.
Sustainability
Our sustainability program is rooted in our purpose to shape the future of real estate for a better world. Staying true to this purpose enables us to align with the interests and ambitions of our clients and stakeholders. It exemplifies our commitment to a more sustainable and inclusive future.
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
Our growth strategy and strategic vision includes creating an environment where all employees feel valued and can contribute their unique strengths to our collective success, ensuring we attract and retain a talented global workforce to meet our clients' evolving needs.
SUSTAINING OUR ENTERPRISE: A BUSINESS MODEL THAT CONSIDERS ALL ASPECTS OF STAKEHOLDER VALUE
JLL holds a strategic role in the real estate value chain, acting as an intermediary that connects real estate owners, occupiers, investors, and developers. Combined with the global scale of our operations, we are positioned to shape a more resilient and sustainable industry while driving positive outcomes for our clients, stakeholders, and the communities where we operate.

Our Sustainability Program
JLL’s sustainability program is focused on delivering impact in three key areas: climate action, healthy spaces and inclusive places. We call this our Sustainability Framework, with each area supported by specific targets. The implementation of the program is supported by a global governance structure for sustainability.
Four principles drive our sustainable leadership and demonstrate how we deliver a positive impact for our stakeholders.
1Being a responsible business is central to our values and everything we do. Leading by example gives us the credibility to talk to our clients and advance industry action on sustainability
2Harnessing the power of our people, giving them the opportunity, knowledge, and tools to own their success and valuing what makes them unique
3Driving change through client solutions to maximize impact, collaborating to transform and transition toward more sustainable outcomes
4Advocating for a better real estate sector by driving demand for sustainability, demonstrating thought leadership and engaging the industry, governments and society on the issues that matter most
Our priorities are informed by evolving sustainability reporting standards. We conduct a double materiality assessment, aligned with the European Sustainability Reporting Standards (ESRS), that considers both the impacts of sustainability factors on our business and our impact on people, communities and the environment. This assessment identifies key sustainability topics that inform our strategic decision-making and guide our efforts to create value for all our stakeholders.
Additional information on our sustainability approach and performance is available in our Sustainability Statement on our website. Our 2025 Statement is due for publication in the second quarter of 2026.
Creating Sustainable Value for Our Stakeholders
We strive to create a healthy and dynamic balance between generating short-term value through effective management of current transactions and business activities, and creating long-term returns through strategic investments in talent, acquisitions, and technologies.

Sustainability services represent a significant opportunity that aligns with this approach. Our clients increasingly require integrated, technology-enabled services that deliver consistent outcomes across diverse geographic portfolios. In response, JLL has invested in developing sustainability services powered by a suite of technology solutions, creating an end-to-end approach that enables clients to achieve their goals.
Our global team of sustainability professionals helps clients optimize their operations and achieve decarbonization objectives. Our dedicated sustainability services follow a structured three-phase programmatic approach to achieve results across all types of real estate portfolios, projects and transactions:
•Plan, to help clients develop carbon baselines and actionable sustainability strategies;
•Act, to execute targeted sustainability initiatives and capital projects; and
•Manage, to optimize performance through ongoing management, monitoring and compliance reporting.
As sustainability becomes increasingly central to real estate decision-making, our capabilities allow us to help clients navigate this evolving landscape, create meaningful career opportunities for our employees, and generate value for our shareholders.
COMPETITION
We operate globally across a wide variety of highly-competitive business lines within the commercial real estate services industry. Our significant growth over the last decade, and our ability to take advantage of the consolidation which has taken place in our industry, have made us one of the largest commercial real estate services and investment management providers on a global basis, though the industry remains fragmented.
As we provide a broad range of commercial real estate and investment management services across many geographies, we face competition at international, regional and local levels. We also see companies entering the market who may not traditionally be considered real estate service providers, including investment banking firms, investment managers, accounting firms, technology firms, software-as-a-service companies, firms providing co-working space, firms providing outsourcing services of various types (including technology, food service and building products) and companies that self-perform their real estate services with in-house capabilities.
DISTINGUISHING ATTRIBUTES AND COMPETITIVE DIFFERENTIATORS
We deliver exceptional strategic, fully-integrated services, best practices and innovative solutions for real estate owners, occupiers, investors and developers worldwide through an integrated global platform. We invest in technology and data capabilities that provide our people and our clients with the best insights and advice, driving productivity and client results. These characteristics, among others, distinguish us from our competitors, drive service excellence and customer loyalty, and demonstrate our commitment to a sustainable future.
While we face formidable competition in individual markets, the following are key attributes differentiating JLL for clients seeking real estate and investment management services across the globe.

Client Relationship Management
Our client-driven focus enables us to develop, sustain and grow long-term client relationships that generate additional business opportunities and resilient revenue streams. Clients are an essential component of our business model, and we enable superior service delivery through ongoing investments in the people, processes and tools that support client relationship management. Our client experience management platform allows us to gather, understand and act on our clients' feedback.
Our goal is to provide a holistic understanding of our clients' needs across our business, curate a customized experience and identify the right management approach for our clients to drive accountability and bring the best of JLL. We achieve superior client service through best practices in client relationship management, seeking and acting on regular client feedback, and recognizing each client's own specific definition of excellence. We invest in developing the highest caliber talent dedicated to managing our client relationships through an employee compensation and evaluation system aligned with our global career framework and designed to reward client relationship building, teamwork and quality performance.

Globally Integrated Business Model and "One JLL"
Through the combination of a wide range of high-quality, complementary services, we develop and implement real estate strategies that meet the increasingly complex and far-reaching needs of our clients. With operations spanning the globe, our in-depth knowledge of local, regional and international markets along with our "One JLL" approach — leveraging the ability and connectivity of our people — can provide services which address the entire life cycle of real estate around the world. "One JLL" enables cross-selling opportunities across geographies and service offerings that we expect will continue to develop new revenue sources and growth.

Technology Leadership
Technology is transforming commercial real estate and is top of mind for our clients. JLL’s technology strategy is to curate a portfolio of impactful and transformative technology products that drive revenue growth and increase the profitability of JLL, anchored in both an AI-forward approach and one that enables us to deliver valuable insights to our clients.
We make significant investments in AI, data and technology to empower our people and clients to achieve success. For example, our LeasingOS platform is a digital command center that streamlines the entire leasing process and provides a real-time environment for brokers and clients to collaborate.
We are a leader in the development and deployment of AI to transform CRE, backed by our proprietary data. Powered by our foundational AI platform, JLL Falcon, we’re building AI capabilities into our products to address complex problems and needs, while delivering data-backed insights and performance gains for our clients. For instance:
•JLL Azara is an AI-powered CRE data and business intelligence platform that transforms how business leaders interact with corporate real estate and facilities management data.
•JLL GPT is a generative AI assistant, purpose-built for the CRE industry, used by tens of thousands of our employees every day to increase efficiency and deliver customized solutions for clients.
JLL has successfully scaled AI from experimentation to everyday business operations, achieving high user satisfaction and demonstrating clear competitive differentiation.

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
SEE A BRIGHTER WAY, our global brand idea, embodies our commitment to bring optimism, innovative ideas and unmatched intelligence in everything we do for our clients. This has helped us to increase the value of our brand, and continues to support our quest to shape the future of real estate for a better world.

Employee Experience
Our people are united by our purpose to shape the future of real estate for a better world. Our purpose, combined with our strategic focus areas, positions us for exciting business growth. Embedded in everything we do are our values: Teamwork, Ethics and Excellence. Driving the best people experience is imperative, enabling our employees to continue to grow with JLL while also feeling part of an inclusive and collaborative culture. We give employees the opportunity, knowledge and tools to own their success as we value what makes each of us unique.
Our goal-setting framework is anchored to the pillars of our strategy. This fosters alignment of our people’s efforts with the enterprise-wide strategy throughout all levels of the organization and builds focus and attention on our priorities. Ongoing employee feedback is important to the continued improvement of our organization and, to harness this valuable feedback, we conduct an all-employee survey regularly, measuring key aspects such as engagement, leadership, inclusion and well-being.

Financial Strength
Our broad geographic reach and the range of our global service offerings diversify the sources of our revenue, increasing the overall resilience of our business. This further differentiates JLL from firms with more limited service offerings, and/or that are only local or regional and must rely on fewer markets.
Confidence in the financial strength of long-term service providers is important to our clients, who require this when they select real estate service providers. We focus on maintaining financial performance metrics that support investment-grade financial ratings, namely our leverage and debt service coverage ratios. We continue our long history of investment grade credit ratings from Moody’s Investors Service, Inc. ("Moody’s") and Standard & Poor’s Ratings Services ("S&P"). Our issuer and senior unsecured ratings as of December 31, 2025 are Baa1 from Moody’s and BBB+ from S&P. Accordingly, our ability to present a strong financial condition may distinguish us as we compete for business, notably in the Real Estate Management Services segment.
We have ample capacity to fund our business. As of December 31, 2025, corporate liquidity was $3.9 billion, the sum of cash and cash equivalents and the available capacity on our unsecured credit facility (the "Facility"). The Facility is provided by an international syndicate of banks, which, as of December 31, 2025, had a maximum borrowing capacity of $3.3 billion and a maturity date in November 2028. In addition to our Facility, we maintain a commercial paper program in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time.

Focus on Sustainability
Leading on sustainability is fundamental to both our purpose and our long-term growth strategy, with a strong correlation to business success. Being a responsible corporate citizen is the right thing to do and aligns with what our clients and employees expect from us.
Our Sustainability Statement provides information on our management approach and performance against the three issue areas that underpin our sustainability program, as well as additional sustainability-related impacts identified through our sustainability materiality review.

Industry-Leading Research and Data Capabilities
We invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. With hundreds of research professionals who gather data and cover market and economic conditions around the world, we are a leading adviser within the commercial real estate industry. Research plays a key role in keeping colleagues and clients attuned to important trends and changing conditions in markets globally. We continue to devise and invest in new approaches through data science and other technology to make our research, services and property offerings more readily available to our people and clients.
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

Awards
We won numerous awards and recognitions through January 2026 that reflect the quality of the services we provide to our clients, the integrity of our people and our desirability as a place to work. As examples, we were named:
•An Energy Star Sustained Excellence Award recipient, by the U.S. Environmental Protection Agency, every year since 2012
•One of the World's Most Ethical Companies by the Ethisphere Institute, every year since 2008
•A World's Most Admired Company by Fortune Magazine, every year since 2017
•To the Human Rights Campaign Foundation's Corporate Equality Index, a benchmarking survey on corporate policies and practices related to LGBTQ workplace equality, every year since 2015
•One of the Best Places to Work for Disability Inclusion by the Disability Equality Index, for the seventh consecutive year
•One of America’s 100 Most Sustainable Companies by Barron’s, for the sixth consecutive year
•To the Wall Street Journal's Management Top 250 ranking, for the sixth consecutive year
•One of America’s Most JUST Companies by Forbes/JUST Capital, for the fourth consecutive year
•One of U.S. News & World Report’s Best Companies to Work For, for the fourth consecutive year
•One of The World's Best Companies by Time and Statista for the second consecutive year
•One of Forbes' Most Trusted Companies for the second consecutive year
•One of America’s Climate Leaders by USA Today for the second consecutive year
INTEGRATED REPORTING
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
Components of Our Integrated Reporting. This Annual Report on Form 10-K focuses on our business strategy and our financial performance, including an attempt to illustrate how being a sustainable enterprise is integral to our success. Our citizenship and sustainability efforts for ourselves and our clients are reflected primarily in our annual Sustainability Report, available through our Sustainability Reporting Hub. Our governance and remuneration practices are reported primarily in the Proxy Statement for our Annual Meeting of Shareholders. The mechanisms we use to make our clients comfortable with respect to our transparency and fair dealing are summarized in our Ethics Everywhere Annual Report. The behaviors and standards we expect of our employees and of the suppliers we engage for our own company and on behalf of clients are presented in our Code of Ethics and our Vendor Code of Conduct. We publish details of our ethics program and ethics statistics in our Ethics Everywhere Annual Report to increase transparency and understanding of the types of concerns and issues raised through our reporting channels.

Responsibility for Integrated Reporting. Our Finance, Legal and Sustainability functions are primarily responsible for the integrity of our integrated reporting efforts, collaborating in the preparation and presentation of this report and engaging our organization's leadership.
SEASONALITY
Historically, we have reported a relatively smaller revenue and profit in the first quarter with both measures increasing during each of the following three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant throughout the year. Our seasonality excludes the recognition of investment-generated performance fees and realized and unrealized investment equity earnings and losses. Specifically, in our Investment Management business, we recognize incentive fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predictable or recurring. In addition, investment equity gains and losses are primarily dependent on underlying valuations, and the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
HUMAN CAPITAL
The following table details our global headcount for reimbursable and non-reimbursable employees.

(in thousands)	December 31, 2025	December 31, 2024
Professional non-reimbursable employees	58.6	58.2
Directly reimbursable employees	54.6	53.9
Total employees	113.2	112.1
The costs associated with directly reimbursable employees are fully reimbursed by clients, primarily in Real Estate Management Services. Specifically, reimbursable employees include many of our Workplace Management and Property Management professionals, inclusive of our building maintenance employees.
Our employees do not report being members of any labor unions, with the exception of approximately 4,100 building maintenance employees in the United States, over 78% of whom are reimbursable. As of both December 31, 2025 and December 31, 2024, approximately two-thirds of our employees were based in countries other than the United States.
At JLL, our community of people is united by our shared purpose of shaping the future of real estate for a better world through our values of teamwork, ethics and excellence. We hold true to our people promise of giving every employee the opportunity, knowledge and tools to own their success while celebrating what makes each person unique.
Employee Engagement
Our vibrant workplace culture is reflected in our annual People Survey results, where 90,000 (81%) employees across all levels and backgrounds shared their perspectives, resulting in an engagement score of 80, surpassing the high-performance organizations benchmark by 1 point.
We create a work environment that supports the growth and interests of our employees. Our programs provide a framework that recognizes and understands our colleagues’ distinct aspirations and needs throughout our company. This approach enables us to develop strategies that resonate with different groups, ensuring all employees can access resources that support their success.
We have various ways for employees to connect and engage through volunteering, community groups and well-being programs. Employee engagement efforts are open to all employees, and continue to foster an environment where connections flourish, providing inclusive platforms for career learning and relationship-building across our global community. These groups strengthen our culture of belonging while creating pathways to enhance business acumen and professional development.

Training and Development
As our business has evolved, so too have our broader learning and development platform and products. We continue to upskill our workforce on future-focused skills, ensuring our employees worldwide have the development they need, whether for technical or professional development, leveraging our MyLearning platform. Over 100,000 employees annually have been able to learn, in seven different languages, through a variety of modality offerings including Instructor Led, Virtual Instructor Led and on-demand offerings about topics such as, but not limited to leadership, AI, sustainability, career development and the future of work. Our learning platforms have resulted in over 2 million learning assets consumed in 2025 to accelerate the development of our employees.
Using extensive internal and external research, we have a set of core leadership behaviors that drive our near and long-term success. These behaviors are the foundation for leadership development, leadership performance and talent assessments, succession planning and other talent processes. Our award-winning development platform, Leading the Way, incorporates these leadership behaviors and our employees can self-assess against them to participate in programs.
Leading the Way is an end-to-end platform that helps our employees grow their leadership skills from frontline to executive. In 2025, we graduated over 1,400 employees in Leading the Way nomination programs and reached over 8,000 completions of on-demand learning through e-learnings, live webinars, and top talent initiatives. These programs incorporate elements of coaching, mentorship and partnerships with a variety of business schools, ensuring comprehensive leadership development across all levels of our organization.
We're leading the industry in technological innovation by integrating AI tools into our goal-setting platform. This advancement empowers employees to set personalized, persona-driven goals that align with their individual career paths and skill development, creating an environment where everyone has access to growth opportunities.
Well-being
Our well-being framework, consisting of physical, mental, financial and inclusion pillars, fosters a culture of holistic care that empowers our approximately 113,000 employees to thrive both personally and professionally. Through our global well-being site, employees can access live and virtual resources on topics such as mental health, financial education and caregiver support. Our Well-being hub offers over 120 sessions globally, addressing all aspects of employee wellness. In 2025, the hub has been viewed over 65,000 times, with employees completing several hundred hours of courses throughout the year.
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
We continue to promote the importance of health and safety across JLL through our annual Global Safety Week and weekly safety communications. In addition, we regularly assess the safety culture across JLL, and in 2025 over 20,000 employees participated in our Global Safety Culture Survey, demonstrating ongoing improvement in JLL’s safety culture and performance above industry benchmark.

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

Code of Ethics. Our Code of Ethics which sets forth the ethics principles that guide our operations globally and applies to all employees of JLL and the members of our Board. The Code of Ethics is the cornerstone of our Ethics Everywhere Program, by which we establish the operating framework to communicate, monitor and enhance our ethical culture and maintain compliance with our Code. As we operate in a service industry, the integrity our brand represents is one of our most valuable assets. For 2024 and 2025, we received Compliance Leader Verification from Ethisphere, a leading organization dedicated to advancing best practices in ethics, compliance, corporate governance and citizenship. The Compliance Leader Verification process involves a rigorous review of an ethics and compliance program and corporate culture and is awarded to select organizations that demonstrate a high level of excellence. As previously noted, we have also earned Ethisphere's World's Most Ethical Companies recognition every year since 2008.
Our Whistleblower and Non-Retaliation Policy and our Human Rights Policy also support our values and our commitment to ethical business practices. We support the principles of the United Nations Global Compact and the United Nations Principles of Responsible Investing. We are also a member of the Partnering Against Corruption Initiative sponsored by the World Economic Forum.
Vendor Code of Conduct. In 2025, we launched an updated version of our Vendor Code of Conduct. We expect each of our vendors, meaning any firm or individual providing a product or service to us, or indirectly to our clients as a contractor or subcontractor, will share and embrace the letter and spirit of our commitment to integrity. While vendors are independent entities, their business practices may significantly reflect upon us, our reputation and our brand. Accordingly, we expect all vendors to adhere to the JLL Vendor Code of Conduct, which we publish in multiple languages on our website. We continue to evaluate and implement new ways to monitor the quality and integrity of our supply chain. This includes developing means to efficiently survey and compare responses about the ethical environment and riskiness of current and potential suppliers we engage both for our own company and on behalf of clients.
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
We strive to create an inclusive environment that recognizes the value of different perspectives and experiences. Our approach aims to enhance our performance and contribute positively to the communities in which we operate. We are committed to fair and equitable practices in recruitment, development and promotion. We believe that embracing a wide range of experiences and viewpoints among our employees contributes to our overall success and innovation.
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
On the Investor Relations page on our website, we make available our Annual Report on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). The SEC maintains www.sec.gov, containing annual, quarterly and current reports, proxy statements and other information we file electronically with the SEC.

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
Operational Risk Factors
Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes information management and data protection and security, including cybersecurity; supply chain and business disruption; health and safety; and other risks, including human resources and reputation.
INSUFFICIENT ORGANIZATIONAL AGILITY ACROSS OUR STRATEGY, STRUCTURE, PROCESSES, PEOPLE AND TECHNOLOGY MAY IMPACT OUR COMPANY’S SUCCESS.
Our business is evolving at a rapid pace. Our organizational agility underpins our ability to mitigate many other risks, minimize impacts from adverse events, and capitalize upon opportunities when presented. The sheer size and footprint of our company - with over 113,000 employees across more than 80 countries - makes change-management and responsiveness challenging. Any global change is a complex undertaking. Insufficient proactive and reactive organizational agility and responsiveness to industry trends and other external factors may negatively impact our results, reputation, and the differentiated services we provide as compared to our competitors.
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
OUR RELIANCE ON THIRD PARTIES COULD EXPOSE US TO INCREASED ECONOMIC AND REPUTATIONAL HARM.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, reduce costs and lower operational risks across our business and support functions. We continue to use a Vendor Code of Conduct, which is published in multiple languages on our website, to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors also generally impose a contractual obligation to comply with our Vendor Code. In addition, we leverage technology at an increasing rate to help us better screen vendors, with the aim of gaining a deeper understanding of the risks posed to our business by potential and existing vendors. If our third parties do not have the proper safeguards and controls in place, or if appropriate oversight cannot be provided, or if they fail to comply with service level agreements or regulatory or legal requirements in a high-quality and timely manner, we could be exposed to increased operational, regulatory, financial or reputational risks. Our reliance on third parties is increasing, particularly for critical technology and data services. This creates heightened exposure to supplier-related risks, including operational disruption from system outages, cybersecurity breaches originating from vendor systems, and vendor lock-in that may lead to aggressive pricing or costly migrations. Failures by either our technology or non-technology service delivery suppliers could cause damage to our reputation and harm to our business.
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
However, despite significant investments in our safety platform, management systems and vendor due diligence program, if our health and safety policies, procedures, and programs are not adequate, or if our employees or contractors do not receive or complete adequate training or comply with our policies and procedures, we may be, and have previously been, exposed to significant consequences including serious injury or loss of life, which could have a material impact on our financial performance and reputation. Despite our efforts, we recently experienced an increase in the number of serious safety incidents, including fatalities of both employees and contractors. As a result, we have identified and implemented additional safety measures for our employees and subcontractors including electrical safety and work at heights training, and enhanced controls for approving work. Our contractors and their subcontractors are highly integrated into many aspects of our operations and therefore are involved in a significant proportion of the safety incidents we experience. Additional efforts are necessary to ensure our vendors are aware of our high health and safety expectations and consistently comply with our policies and procedures.
WE FACE BUSINESS DISRUPTION AND RELATED RISKS RESULTING FROM HEALTH EPIDEMICS.
Health epidemics that affect the general conduct of business in one or more urban areas (including as the result of travel restrictions and the inability to conduct face-to-face meetings) have occurred in the past, for example from influenza or COVID-19, and may occur in the future from other types of outbreaks. Such instances can adversely affect the volume of business transactions, real estate markets and the cost of operating real estate or providing real estate services.

DISRUPTIONS IN COMPUTER SYSTEMS, PRIVACY BREACHES OR CYBERSECURITY ISSUES, OR FAILURES TO EXECUTE OUR ENTERPRISE-WIDE DATA STRATEGY, COULD IMPACT OUR ABILITY TO SERVICE OUR CUSTOMERS AND ADVERSELY AFFECT OUR BUSINESS, DAMAGE OUR REPUTATION AND EXPOSE US TO FINANCIAL RISK.
Our business is highly dependent on our ability to collect, use, store and manage organizational and client data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a disruption of our businesses, liability to clients, loss of client or other sensitive data, loss of employee data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, as well as disruptions caused by natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyberattack, or our inability to occupy one or more of our office locations. As we outsource significant portions of our information technology functions, such as cloud computing, to third-party providers, we bear the risk of having less direct control over the manner and quality of performance.
Our enterprise data governance is responsible for identifying, defining and providing direction and oversight of significant data-related business needs. Failure to effectively execute our enterprise-wide data strategy may lead to a loss of sensitive or critical data, costly remediation of data-related issues and possible regulatory or contractual penalties.
Cyber threats are proliferating and advancing the ability to identify and exploit vulnerabilities, requiring continuous evaluation and improvements to our security architecture and cyber defenses. The risk of cyber threats also extends to suppliers and vendors we engage on a principal basis to perform various services. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We service clients across multiple industry verticals - many of which are higher-profile cyber targets themselves - including financial services, technology, government institutions, healthcare and life sciences, and because of this the risk that we are subject to cyberattack incidents may increase. In addition, the rapid evolution and increased adoption of artificial intelligence technologies amplify these risks. We are continuously hardening our infrastructure built on these technologies, monitoring for threats, and evaluating our capability to respond to any incidents to minimize any impact to our systems, data, or business operations. However, we cannot ensure that these measures will be successful in preventing any cyberattacks.
We have experienced various types of cyberattack incidents which, to date, have been contained and not material to us. As the result of such incidents, we continue to implement new controls, governance, technical protections and other procedures. We maintain a cyber risk insurance policy, but the costs related to cybersecurity threats or disruptions may not be fully insured. We may incur substantial costs and suffer other negative consequences such as liability for damages, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or vendors or suppliers we engage on behalf of our clients, fall victim to other successful cyberattacks.
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

RISKS RELATING TO SERVING LARGE CLIENTS AND THE TERMS OF OUR CLIENT CONTRACTS.
We provide services to many of the world's largest and most sophisticated corporate and investor clients. Our business could be adversely affected by the loss of a major client or the disruption of key client relationships.
Deepening relationships with our large enterprise clients may intensify client concentration risk, where a service delivery failure or relationship issue in one service line could jeopardize our entire relationship with that client across other or even all business lines. We are dependent on long-term client relationships and revenue received for services under various service agreements. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected.
In addition, the competitive environment for servicing large clients may require us to agree to contractual terms that increase our potential risk and liability. To secure and retain business, we may need to compromise on terms related to liability limitations, indemnification obligations, credit terms, and the allocation of risk. Where competitive pressures result in higher levels of potential liability under our contracts, the financial impact of operational errors or other matters for which we have indemnified our clients could be significant and may not be fully covered by our insurance.
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
EVOLVING WORKPLACE STRATEGIES AND REAL ESTATE TRENDS, INCLUDING VARYING OFFICE REAL ESTATE OCCUPANCY RATES IN SOME GEOGRAPHIC MARKETS, MAY AFFECT DEMAND FOR OUR SERVICES AND CLIENT PORTFOLIOS.
The ongoing evolution of corporate workplace strategies continues to alter how companies use real estate, impacting demand across asset types, particularly the office sector. As organizations seek to optimize their portfolios for cost, efficiency, and employee experience, they are re-evaluating their real estate needs. This dynamic has created opportunities for our advisory services in areas like workplace strategy and design, but it also presents potential risks to our business.

A sustained “flight-to-quality,” where clients prioritize modern, well-amenitized buildings, could lead to bifurcated market performance. This may result in reduced transaction volumes and downward pressure on asset values for older or less competitive properties, which could, in turn, affect our brokerage revenues. However, while lower quality assets struggle, the high-quality segment of the market is filling up rapidly, and limited financing availability for new office construction constrains the addition of new high-end supply. This supply shortage in premium office space could limit overall market activity and present challenges for parts of our business. A shift in the mix of services demanded by clients, such as changes to the size and nature of their managed facilities, could also affect long-term annuity revenues from our Real Estate Management Services business.
For our Investment Management business, these evolving real estate dynamics may influence the performance and valuation of office-focused investment portfolios and affect investor sentiment and capital allocation decisions.
Our financial performance is linked to our ability to anticipate and adapt to these market shifts. Our success depends on our continued ability to advise clients effectively, evolve our service offerings, and help investors navigate the changing risk and opportunity profile of commercial real estate.
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
The real estate industry continues to be transformed by artificial intelligence (“AI”), including generative AI, advanced analytics, and other emerging technologies. As JLL and the sector increasingly embrace data-driven decision-making, our ability to effectively manage and utilize data and AI tools is crucial for maintaining our competitive edge. Failure to adapt to these technologies or leverage them effectively could result in loss of market share and revenues, particularly if we are unable to meet evolving client needs or align our offerings with industry standards and client expectations.

Our ability to execute our strategy is increasingly dependent on the successful adoption of AI. A failure to optimally deploy and integrate AI could result in the write-off of significant investments and a failure to realize expected productivity and efficiency gains, negatively impacting our profit margins and competitive position. As we replace human processes, we create critical dependencies on AI systems, which could lead to extended operational disruptions if those systems fail and manual backups are no longer viable. Furthermore, as an established incumbent, our legacy data architecture and the need to retrain a large workforce may impede our ability to adopt new technology as quickly as our competitors or new market entrants.
Our increasing reliance on AI technology introduces risks relating to our dependency on the accuracy and reliability of AI-generated outputs, the potential for data privacy and security breaches, and challenges in complying with rapidly-evolving AI regulations across multiple jurisdictions. Specifically, the rapid adoption of AI tools exposes us to risks of inaccurate or misleading outputs, which could lead to flawed business analysis or client advice. Furthermore, the use of generative AI may create uncertainty around intellectual property ownership of both inputs and outputs, and could increase the risk of inadvertent disclosure of confidential client or company information. In addition, as we deploy AI to create efficiencies, we face risks relating to our pricing models. A failure to adopt our pricing strategies, particularly in cost-plus arrangements, to reflect AI-enabled cost reductions could result in margin erosion or damage client relationships if our pricing is not perceived as transparent and fair.
While we have implemented policies and safeguards governing the use of AI technology and protection of our intellectual property and sensitive information, we cannot guarantee complete adherence by our employees, contractors, or other agents. The misuse or improper implementation of AI could lead to erroneous decisions, biased outcomes, regulatory fines, or reputational damage.
The legal and regulatory landscape surrounding AI also is rapidly evolving and fragmented. Jurisdictions are beginning to implement distinct regulatory frameworks, such as the European Union’s AI Act, which could impose varying and potentially conflicting compliance obligations on our global operations. Navigating these changes may require significant resources to ensure compliance with both U.S. and non-U.S. laws, potentially impacting our operations and financial performance.
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

GEOPOLITICAL VOLATILITY AND TRADE TENSIONS, INCLUDING THE IMPOSITION OF TARIFFS, COULD ADVERSELY AFFECT OUR BUSINESS.
As a global company operating in over 80 countries, we are inherently exposed to risks arising from geopolitical volatility, conflicts, and shifting international relations. The current global landscape is marked by significant tensions, including the ongoing war in Ukraine and broader instability in the Middle East, which have disrupted energy markets, global supply chains, and international trade through events like attacks on commercial shipping. Strategic competition between major global powers has led to a more fragmented and unpredictable trade environment characterized by tariffs, investment restrictions, sanctions, and controls on technology transfers. These trade barriers can directly increase the cost and complexity of real estate projects by raising prices for essential construction materials and technology, which particularly affects our Project and Development Services and Workplace Management businesses and can lead to project delays or cancellations.
Collectively, these geopolitical conditions contribute to widespread economic uncertainty, currency volatility, and reduced investor and corporate confidence. This environment can cause clients to delay or reconsider real estate investment and leasing decisions, leading to longer sales cycles and potentially lower transaction volumes that would negatively impact our capital markets, leasing, and investment management revenues. Geopolitical developments may also restrict or limit our ability to provide services in countries where we operate today. Navigating this complex landscape of sanctions and evolving trade regulations also increases our operational costs and compliance risks and can pose direct risks to the safety of our employees in affected regions. While we actively monitor these global developments and adapt our strategies to mitigate their impact, a significant escalation of conflict or trade tensions could materially harm our operations, financial performance, and reputation.
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
From time to time, we have entered into joint ventures to conduct certain businesses or enter new geographies, and we will consider doing so in appropriate situations in the future. Joint ventures have many of the same risk characteristics as acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners, given each partner has inherently less control in a joint venture and will be subject to the authority and economics of the particular structure that is negotiated. Accordingly, we may not have the authority to direct the management and policies of the joint venture. If a joint venture participant acts contrary to our interests, it could harm our brand, business, results of operations and financial condition.

WE ARE SUBJECT TO RISKS INHERENT TO INVESTMENT AND REAL ESTATE INVESTMENT BANKING ACTIVITIES.
One component of our business strategy includes investing in (i) real estate, both individually and along with our investment management clients, and (ii) proptech funds and early to mid-stage proptech companies. As of December 31, 2025, we have unfunded commitment obligations of up to $210.8 million to fund future investments across our investment strategies. To remain competitive with well-capitalized financial services firms, we may also use our capital to acquire properties before the related investment management funds have been established or investment commitments have been received from third-party clients.
Certain service lines we operate have the acquisition, development, management and sale of real estate and proptech investments as part of their strategy. Investing in any of these types of situations exposes us to several risks:
•We may lose some or all of the capital we invest if the investments underperform.
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
In certain situations, we raise funds from outside investors where we are the sponsor of real estate investments, developments, or projects. To the extent we return less than the investors' original investments because the investments, developments, or projects have underperformed relative to expectations, the investors could attempt to recoup the full amount of their investments under securities law theories such as lack of adequate disclosure when funds were initially raised. Sponsoring funds into which retail investors can invest, such as the investment funds sponsored by Investment Management, may increase this risk.
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

Our employees or supply partners may directly or indirectly engage in unethical, illegal or non-compliant practices related to bribery, corruption, money laundering, fraud, international trade sanctions, modern slavery, violations of applicable data privacy laws, or other acts that constitute a breach of our Code of Ethics. Failure to adequately prevent, monitor, and detect such behavior could lead to significant reputational damage, regulatory consequences, and adversely impact our operations, profitability and enterprise value. The increased utilization of AI by third-party fraudsters also may exacerbate all, or some, of these risks and it can be challenging to keep pace with the emerging technologies third-parties are using to commit fraudulent and other illegal acts targeting JLL and its supply chain partners.
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
Our global operations must comply with all applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage. Such prohibitions exist regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our compliance program may not prevent violations of such laws, which could result in criminal or civil sanctions and have an adverse effect on our reputation, business, and results of operations and financial condition.
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
WE ARE SUBJECT TO COMPLEX AND EVOLVING LICENSING REQUIREMENTS.
Several of our business operations are subject to requirements in various jurisdictions to maintain licenses. If we fail to maintain our licenses or conduct licensed activities without a license, we may be required to pay fines, return commissions or investment capital from investors or may have a given license suspended or revoked. Our acquisition activity increases these risks, because we must successfully transfer licenses of acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or the cost of doing so. In addition, because the size and scope of real estate sales transactions, the number of countries in which we operate or invest, and the areas we offer services have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous licensing requirements and the possible loss resulting from noncompliance, have increased.
With respect to our status as an approved lender for Fannie Mae, Freddie Mac and as a HUD-approved originator and issuer of Ginnie Mae securities (collectively the "Agencies"), we are required to comply with various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements. In addition, we are required to originate and service loans in accordance with the applicable program requirements and guidelines established from time to time by the Agencies. Failure to comply with any of these program requirements may result in the termination or withdrawal of our approval to sell loans to the Agencies and service their loans.
Licensing requirements in various jurisdictions may change, increasing compliance costs. Particularly in emerging markets, there can be relatively less transparency around the standards and conditions under which licenses are granted, maintained, or renewed. It also may be difficult to defend against the arbitrary revocation of a license in a jurisdiction where the rule of law is less well developed.

As a licensed real estate service provider and advisor in various jurisdictions, we and our licensed employees may be subject to various licensing obligations that vary by jurisdiction. Failure to maintain proper licensing could subject us to loss of our ability to conduct business in those jurisdictions. We could also face fines, penalties, or suspension of licenses if we fail to meet licensing requirements.
WE FACE RISKS RELATING TO ENVIRONMENTAL AND CLIMATE MATTERS, INCLUDING DELIVERING ON OUR 2030 AND 2040 CARBON REDUCTION COMMITMENTS AND COMPLYING WITH EVOLVING CLIMATE-RELATED DISCLOSURE REQUIREMENTS.
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
We anticipate the potential effects of climate change will increasingly impact the decisions and analyses we make with respect to investments in the properties we manage, as well as those we consider for acquisition or disposition on behalf of clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring properties. Future legislation could require specific performance levels for building operations resulting in non-compliant buildings becoming obsolete. This could materially affect investments in properties we have made on behalf of clients, including those in which we may have co-invested. Climate change considerations will likely also increasingly be part of the consulting work we do for clients to the extent it is relevant to the decisions our clients are seeking to make.
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

Our business faces evolving climate change disclosure requirements, including the recommendations outlined by the Task Force on Climate-related Financial Disclosures (TCFD) and the Corporate Sustainability Reporting Directive (CSRD). A failure to fulfill these obligations, including the proper disclosure of climate-related risks, opportunities, and our approach to managing them, may lead to reputational damage, legal and regulatory sanctions and potential financial consequences. Developments in climate change reporting standards, frameworks and guidelines may require us to provide more detailed information on greenhouse gas emissions, climate-related risks and sustainability initiatives, increasing the complexity and cost of compliance. Furthermore, the potential misinterpretation or criticism of our disclosed climate change data and actions could impact our relationships with investors, customers and other stakeholders. Additionally, as climate-related regulations and reporting requirements continue to evolve globally, we may face challenges in maintaining compliance across all jurisdictions in which we operate, potentially leading to increased operational costs and complexity in our reporting process.
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
In addition, Investment Management's portfolio is of sufficient size to periodically generate large incentive fees and equity earnings (losses) that significantly influence our earnings and the changes in earnings from one year to the next. Volatility in this component of our earnings is also inevitable due to the nature of this aspect of our business, and the amount of incentive fees or equity earnings or losses we may recognize in future quarters is inherently unpredictable as it relates to client needs, the market and other dynamics in effect at the time.
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
Although we operate globally, we report our results in U.S. dollars, and thus our reported results are impacted by the strengthening or weakening of currencies against the U.S. dollar. Our revenue from outside of the United States approximated 38% of our total revenue for 2025. In addition to the potential negative impact on reported earnings, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of the reported results of operations.
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
Changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business. Recent legislative changes in the United States include the 2022 Inflation Reduction Act and the 2025 One Big Beautiful Bill Act, which have introduced limitations on certain business-related deductions, continued taxation of foreign earnings in the U.S., and established a corporate minimum tax, all of which could increase our future tax expense.
In addition, many countries have enacted significant legislative policy changes in the taxation of multinational corporations, inspired by the “Pillar One” and “Pillar Two” initiatives of the Organization for Economic Co-operation and Development and the European Union Anti-Tax Avoidance Directives. It is also possible that some governments will make significant changes to their tax policies in response to factors such as budgetary needs, feedback from the business community and the public view on applicable tax planning activities. Further, interpretations of existing tax law in various countries may change due to the regulatory and examination policies of the tax authorities and the decisions of courts.
We face such risks both in our own business and in the investment funds LaSalle operates. Adverse or unanticipated tax consequences to the funds can negatively impact fund performance, incentive fees and the value of co-investments we have made. We are uncertain as to the ultimate results of these potential changes or what their effects will be on our business.
A FAILURE TO MAINTAIN FINANCIAL RESILIENCE COULD IMPAIR OUR BALANCE SHEET, LIQUIDITY, AND ABILITY TO EXECUTE OUR STRATEGY.
Our ability to navigate market cycles and invest in strategic priorities depends on our financial resilience. This resilience may be threatened by several factors. Our balance sheet is exposed to potential material losses from our co-investments and other capital commitments, which could cause earnings volatility and constrain future investment capacity. Our debt and liquidity are subject to risk from potential constraints on our access to credit or a breach of debt covenants, which could reduce our operational flexibility, particularly during periods of market stress. We face challenges in rapidly adjusting our cost base in response to revenue declines, which could compress margins and pressure cash flow. Finally, our working capital and liquidity could be negatively impacted by challenges in managing receivables and bad debt exposures, which may limit funds available for strategic needs. A failure in any of these areas could impact our investment grade credit rating, reduce shareholder equity, and harm our financial performance.
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
We have previously experienced and expect in the future that we will be negatively impacted by periods of economic slowdown or recession and corresponding declines in the demand for real estate and related services. The ongoing reconfiguration of global supply chains for greater resilience, combined with persistent geopolitical tensions, continues to create volatility in the cost and availability of materials, which can affect project timelines and profitability for our clients and our business.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Like other companies with a large technology footprint and high-profile client base, we are regularly subject to cyberattacks. While certain attacks against us have been successful, thus far none have had a material impact on our or our clients' operations. To respond to the threat of cybersecurity breaches and cybersecurity attacks, we have developed and maintain a comprehensive global cybersecurity program. The program utilizes internal and external assessments to continually improve our overall cybersecurity posture and manage technology risk. Our cybersecurity strategy has implemented layered technical and administrative controls, which are aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) to minimize both the frequency and severity of cybersecurity events. Specific to our external assessments, we routinely engage third-party consultants to assess our overall cybersecurity maturity and improve our ability to identify and manage material risks stemming from a cybersecurity event. Additionally, as a material cybersecurity incident can manifest from outside of the organization, JLL leverages security assessments and continuous monitoring to evaluate the security risk of third-party service providers.

In 2023, we established an executive management group responsible for determining the materiality of cybersecurity incidents and ensuring proper disclosure if required. While we have not experienced any material cybersecurity events to date, we acknowledge cybersecurity threats could significantly impact our business strategy, operations, or financial condition. In our commitment to reducing the frequency and severity of a cybersecurity event, we maintain a cybersecurity incident response plan and regularly conduct tabletop exercises to bolster our preparedness.
JLL's cybersecurity function has a risk management framework for cyber-related risks, detailing controls and improvements. The cybersecurity function provides regular updates to our Chief Risk Officer on cybersecurity threats, incidents, and JLL’s prevention, detection, mitigation, and remediation efforts for managing these risks. Our Enterprise Risk Management (“ERM”) program is designed to evaluate and monitor significant risks, including cybersecurity, and places them in JLL's overall risk framework. Our Global Executive Board and Audit and Risk Committee receive regular reporting on cyber risks and mitigation from both ERM and the cybersecurity function.
We maintain a cyber risk insurance policy, but costs related to cybersecurity threats or disruptions may not be fully insured. We acknowledge that successful cyberattacks could result in substantial costs, liability, reputational harm and significant remediation expenses. For additional information on material cybersecurity risks, refer to our discussion in the "Operational Risk Factors" section of Item 1A, Risk Factors, of this report.
Governance
Our Management and the Board of Directors provide significant oversight of cybersecurity risks. Since 2022, the Board expanded the Audit and Risk Committee’s charter to include cybersecurity and information technology readiness. In addition, the Audit Committee was renamed to the “Audit and Risk Committee” to more accurately align with its responsibility to assist the Board in overseeing our policies, program and related risks identified as part of the enterprise risk management framework and cybersecurity and information technology.
Further enhancing our cybersecurity governance, in 2024, the Board formally established the Cybersecurity Subcommittee of the Audit and Risk Committee. This subcommittee meets on a quarterly basis with management and regularly reports to the Audit and Risk Committee, providing an additional layer of specialized oversight on cybersecurity and information technology matters.
Management’s role in executing our cybersecurity strategy is led by our Global Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”) both with over twenty years’ experience in large institutions. Our CISO leads our cybersecurity program, holds a master's degree in business administration and has over twenty years of relevant experience, including cybersecurity and enterprise security leadership roles in Financial Services and within the Department of Defense. Our CISO reports to our CIO who is responsible for the development and implementation of our technology, data and information management strategy. Our CIO's educational background includes a bachelor's degree in mechanical engineering and a master's degree in industrial engineering – operations research, providing a strong foundation for work in technology, data management, data science and analytics.
Management’s Cybersecurity Governance Committee, established in 2022, comprises senior executives representing several business segments and corporate functions. It provides an additional level of oversight for cybersecurity policies and serves as a formal channel to communicate cybersecurity decisions with our Global Executive Board.
The Audit and Risk Committee, its Cybersecurity Subcommittee, and management’s Cybersecurity Governance Committee receive regular reports on our information security program, including top risks, strategy, controls, improvement projects, metrics, and training protocols. Reports are also shared with the full Board of Directors.
ITEM 2. PROPERTIES
Our principal corporate holding company headquarters is located at 200 East Randolph Street, Chicago, Illinois, where we currently occupy approximately 138,000 square feet of office space under a lease that expires in May 2032. Our regional employee hubs for our (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific businesses are located in Chicago, London and Singapore, respectively.
As of December 31, 2025, we have corporate offices in the following geographical regions:

Corporate Offices
Americas	138
EMEA	102
Asia Pacific	78
Total	318

Our corporate offices may serve multiple business segments. Therefore, to prevent double-counting, we have presented the office totals above by geographic region rather than by business segment. In addition, we have on-site property and facility management offices, generally located within properties we manage, provided to us without cost.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the NYSE under the symbol "JLL." As of February 5, 2026, there were over 300 shareholders of record of our common stock and more than 170,000 additional street name holders whose shares were held of record by banks, brokers and other financial institutions.
Share Repurchases
During the year ended December 31, 2025, we repurchased approximately 747,500 shares for $211.5 million, compared with approximately 373,100 shares repurchased for $80.4 million in 2024.
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2025:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2025 - October 31, 2025	77,919	$300.31	77,919
November 1, 2025 - November 30, 2025	90,175	$305.48	90,175
December 1, 2025 - December 31, 2025	88,200	$333.20	88,200	$801.7
Total	256,294		256,294
Dividends
We did not declare or pay any dividends in 2025 or 2024. Any future decision to declare and pay dividends remains subject to the discretion of our Board of Directors.
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

Comparison of Cumulative Total Shareholder Return
The following graph compares the cumulative 5-year total return to shareholders of JLL's common stock relative to the cumulative total returns of the S&P 500 Index, and a customized peer group comprising: 1) CBRE Group Inc. (CBRE), a global commercial real estate services company publicly traded in the U.S., 2) Cushman & Wakefield plc (CWK), a global commercial real estate services company publicly traded in the U.S., 3) Colliers International Group Inc. (CIGI), a global commercial real estate services company traded in the U.S., and 4) Savills plc (SVS.L), a real estate services company traded on the London Stock Exchange. The following graph assumes the value of the investment in JLL's common stock, the S&P 500 Index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2020.

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
December 31,
Peer Groups
S&P 500
JLL

	December 31,
	2020	2021	2022	2023	2024	2025
JLL	$100	$182	$107	$127	$171	$227
S&P 500	100	127	102	127	157	182
Peer Group	100	169	115	140	190	232

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
In this Item, we discuss results for the years ended December 31, 2025 and 2024 and the comparison between these years. Discussions of results for the year ended December 31, 2023 and comparisons between 2024 and 2023 results can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•Real Estate Management Services
◦Workplace Management
◦Project Management
◦Property Management
◦Portfolio Services and Other
•Leasing Advisory
◦Leasing
◦Advisory, Consulting and Other
•Capital Markets Services
◦Investment Sales, Debt/Equity Advisory and Other
◦Loan Servicing
◦Value and Risk Advisory
•Investment Management
•Software and Technology Solutions

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
First, we invest in certain real estate ventures that primarily own and operate commercial real estate, historically through co-investments in funds that Investment Management establishes in the ordinary course of business for its clients. These investments include non-controlling ownership interests generally ranging from less than 1% to 10% of the respective ventures. We account for these investments at fair value or under the equity method of accounting.
Second, we invest in proptech funds and early to mid-stage companies through the JLL Spark Global Ventures Funds. We account for a majority of these investments at fair value. Certain investments are accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
For investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value. The fair value of certain investments is estimated using significant unobservable inputs which requires judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
For all investments reported at fair value, other than such investments where the measurement alternative has been elected, our investment is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. Investments for which the measurement alternative has been elected are remeasured if a qualifying observable price change occurs. We reflect these fair value adjustments as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings/losses.
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
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. As of December 31, 2025, we have therefore not provided for withholding tax, dividend distribution tax, capital gains taxes, or other taxes which could arise upon such distribution. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity.
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
Estimations and judgments relevant to the determination of tax expense, assets, and liabilities require analysis of the tax environment and the future profitability, for tax purposes, of local statutory legal entities rather than business segments. Our statutory legal entity structure generally does not mirror the way we organize, manage and report our business operations. For example, the same legal entity may include Capital Markets Services, Real Estate Management Services and Leasing Advisory businesses in a particular country.
In situations where we believe that there may be uncertainty with respect to the recognition of tax benefits, we provide reserves for those benefits. Changes to the amounts of our unrecognized tax benefits may occur as a result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on net income, the financial position, or the cash flows of JLL. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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
Transaction-Based Revenues and Equity Earnings/Losses
Transaction-based revenues are impacted by the size and timing of our clients' transactions. Such revenues include investment sales, debt/equity advisory fees and other capital markets activities, agency and tenant representation leasing transactions, incentive fees, and other services/offerings, which increase the variability of the revenue we earn. Specifically for Investment Management, the magnitude and timing of recognition of incentive fees are driven by one or a combination of the following: changes in valuations of the underlying investments; dispositions of managed assets; and the contractual measurement periods with clients. The timing and the magnitude of transaction-based revenues can vary significantly from year to year and quarter to quarter, and also vary geographically.
Equity earnings/losses may vary substantially from period to period for a variety of reasons, including as a result of (i) valuation increases (decreases) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year, or compared to a prior year.
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

Interest Rates
We centrally manage our debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Our overall interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are primarily exposed to interest rate risk on our Facility, which had a maximum borrowing capacity of $3.30 billion as of December 31, 2025. We had no outstanding borrowings under the Facility as of December 31, 2025. The Facility bears a variable rate of interest that fluctuates based on market rates.
Our $400.0 million of senior unsecured notes are due December 2028 and bear interest at a fixed annual rate of 6.875%. Our €350.0 million face value of Euro Notes is split between €175.0 million due in June 2027 and €175.0 million due in June 2029, bearing interest at fixed annual rates of 1.96% and 2.21%, respectively. The issuance of the senior notes and Euro Notes at fixed interest rates has helped to limit our exposure to future movements in interest rates.
We maintain a commercial paper program (the "Program") in which we may issue up to $2.5 billion of short-term, unsecured and unsubordinated commercial paper notes at any time. We had no outstanding borrowings under the Program as of December 31, 2025. Our Program provides us with another source of short-term capital, which may help us mitigate interest rate risk.
We assess interest rate sensitivity to estimate the potential effect of rising interest rates on our variable rate debt. For the year ended December 31, 2025, if interest rates were 50 basis points higher, Interest expense, net of interest income, would have been $3.5 million higher.
Foreign Exchange
Foreign exchange risk is the risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our revenue from outside of the U.S. approximated 38% and 39% of our total revenue for the years ended December 31, 2025 and 2024, respectively, as outlined in the table below. Operating in international markets means we are exposed to movements in foreign exchange rates, most significantly the British pound and the euro.
We mitigate our foreign currency exchange risk principally by (i) establishing local operations in the markets we serve and (ii) invoicing customers in the same currency as the source of the costs. The impact of translating expenses incurred in foreign currencies into U.S. dollars reduces the impact of translating revenue earned in foreign currencies into U.S. dollars. In addition, British pound and Singapore dollar expenses incurred as a result of our regional employee hubs being located in London and Singapore, respectively, act as ongoing partial operational hedges against our translation exposures to those currencies.
We enter into cross-currency swaps and foreign currency forward contracts to manage currency risks associated with net investments in foreign operations and intercompany loan balances, respectively. As of December 31, 2025, we had cross-currency swap contracts with a gross notional value of $805.8 million and forward contracts with a gross notional value of $2.04 billion. For forward contracts, the corresponding net carrying gain/loss is generally offset by a carrying gain/loss in associated intercompany loans.

Although we operate globally, we report our results in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar in relation to currencies we are exposed to may positively or negatively impact our reported results. The following table sets forth the revenue derived from our most significant currencies.

	Year Ended December 31,
($ in millions)	2025	% of Total	2024	% of Total
United States dollar	$16,298.8	62.4%	$14,402.3	61.5%
British pound	1,954.9	7.5	1,773.5	7.6
Euro	1,662.5	6.4	1,464.9	6.3
Australian dollar	1,156.0	4.4	1,085.3	4.6
Indian rupee	925.0	3.5	823.8	3.5
Canadian dollar	620.3	2.4	612.6	2.6
Hong Kong dollar	582.9	2.2	567.1	2.4
Chinese yuan	510.4	2.0	488.1	2.1
Singapore dollar	482.3	1.8	447.3	1.9
Japanese yen	362.9	1.4	346.3	1.5
Other currencies	1,559.6	6.0	1,421.7	6.0
Total revenue	$26,115.6	100.0%	$23,432.9	100.0%
Had British pound-to-U.S. dollar exchange rates been 10% higher throughout the course of 2025, we estimate our reported operating income would have increased by $11.8 million. Had euro-to-U.S. dollar exchange rates been 10% higher throughout the course of 2025, we estimate our reported operating income would have increased by $7.4 million. These hypothetical calculations estimate the impact of translating results into U.S. dollars and do not include an estimate of the impact a 10% increase in the U.S. dollar against other currencies would have on our foreign operations.
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
Inflation
Our operating expenses fluctuate with our revenue and general economic conditions, including inflation. However, we do not believe inflation had a material impact on our results of operations for the twelve months ended December 31, 2025.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•"n.m.": not meaningful, typically represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•Effective January 1, 2025, we report Project Management in Resilient revenue. Prior period financial information was recast to conform with this presentation.
•We define "Resilient" revenue as (i) Workplace Management, Project Management and Property Management, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services, (iii) Advisory Fees, within Investment Management and (iv) Software and Technology Solutions. In addition, we define "Transactional" revenue as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services and (iv) Incentive fees and Transaction fees and other, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
Year Ended December 31, 2025 compared with Year Ended December 31, 2024

	Year Ended December 31,		Change in		% Change in Local Currency
($ in millions)	2025	2024	U.S. dollars
Real Estate Management Services	$20,001.2	17,992.7	2,008.5	11%	11%
Leasing Advisory	3,009.9	2,705.6	304.3	11	11
Capital Markets Services	2,422.1	2,040.4	381.7	19	17
Investment Management	450.1	467.9	(17.8)	(4)	(5)
Software and Technology Solutions	232.3	226.3	6.0	3	2
Revenue	$26,115.6	23,432.9	2,682.7	11%	11%
Platform compensation and benefits	$6,194.1	5,652.8	541.3	10%	9%
Platform operating, administrative and other expenses	1,337.2	1,242.1	95.1	8	7
Depreciation and amortization	252.8	255.8	(3.0)	(1)	(1)
Total platform operating expenses	7,784.1	7,150.7	633.4	9	8
Gross contract costs	17,158.2	15,391.0	1,767.2	11	11
Restructuring and acquisition charges	75.3	23.1	52.2	226	225
Total operating expenses	$25,017.6	22,564.8	2,452.8	11%	10%
Operating income	$1,098.0	868.1	229.9	26%	25%
Equity losses	$(20.7)	(70.8)	50.1	71%	71%
Net non-cash MSR and mortgage banking derivative activity	$(15.2)	(18.2)	3.0	16%	17%
Adjusted EBITDA	$1,452.9	1,186.3	266.6	22%	22%

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Year Ended December 31,
(in millions)	2025	2024
Net income attributable to common shareholders	$792.1	546.8
Add:
Interest expense, net of interest income	107.3	136.9
Income tax provision	189.5	132.5
Depreciation and amortization(1)	249.1	252.0
Adjustments:
Restructuring and acquisition charges	75.3	23.1
Net non-cash MSR and mortgage banking derivative activity	15.2	18.2
Interest on employee loans, net of forgiveness	(6.5)	(5.9)
Equity losses - Investment Management and Proptech Investments(1)	25.8	76.4
Credit losses on convertible note investments	5.1	6.3
Adjusted EBITDA	$1,452.9	1,186.3
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.
In discussing our operating results, we refer to percentage changes in local currency, unless otherwise noted. Amounts presented on a local currency basis are calculated by translating the current period results of our foreign operations to U.S. dollars using the foreign currency exchange rates from the comparative period. We believe this methodology provides a framework for assessing performance and operations excluding the effect of foreign currency fluctuations.
The following table reflects the reconciliation to local currency amounts for consolidated (i) Revenue, (ii) Operating income and (iii) Adjusted EBITDA.

	Year Ended December 31,
($ in millions)	2025	% Change
Revenue:
At current period exchange rates	$26,115.6	11%
Impact of change in exchange rates	(106.9)	n/a
At comparative period exchange rates	$26,008.7	11%

Operating income:
At current period exchange rates	$1,098.0	26%
Impact of change in exchange rates	(9.0)	n/a
At comparative period exchange rates	$1,089.0	25%

Adjusted EBITDA:
At current period exchange rates	$1,452.9	22%
Impact of change in exchange rates	(10.3)	n/a
At comparative period exchange rates	$1,442.6	22%

Revenue
Consolidated revenue increased 11% compared with 2024. Transactional revenues increased 13% collectively, led by Investment Sales, Debt/Equity Advisory and Other, up 23% (excluding the impact of non-cash MSR and mortgage banking derivative activity) and Leasing, up 11%. Resilient revenues grew 11%, highlighted by Project Management, up 20%, and Workplace Management, up 10%.
The following highlights Revenue by segment and type (Transactional versus Resilient), for the current and prior year ($ in millions). Refer to segment operating results for further detail.

Transactional vs
Resilient Revenue
Transactional
Resilient
$26,116
$23,433
$25,000
$20,000
$15,000
$10,000
$5,000
$—
$18,611
$20,642
$4,822
$5,474
2024
2025

Operating Expenses
Operating expenses increased 10% to $25.0 billion in 2025. Generally, the increase in operating expenses was largely driven by growth in revenue-related expenses, including pass-through costs (gross contract costs) and commission expense, and also reflected higher restructuring and acquisition charges. Greater platform leverage mitigated the revenue-related growth, as evidenced by the, lower, 8% increase in platform operating expenses. Refer to segment operating results for additional detail.
Restructuring and acquisition charges were higher, compared with 2024, primarily due to significantly lower net decreases to earn-out liabilities as well as higher severance and other employment-related charges. Refer to the following table for further detail.

	Year Ended December 31,
(in millions)	2025	2024
Severance and other employment-related charges	$42.2	27.1
Restructuring, pre-acquisition and post-acquisition charges	34.9	28.6
Fair value adjustments to earn-out liabilities	(1.8)	(32.6)
Restructuring and acquisition charges	$75.3	23.1

Interest Expense
Interest expense, net of interest income, for 2025 was $107.3 million, compared to $136.9 million in 2024. The improvement was primarily due to lower average borrowings with meaningful contributions from a lower average interest rate. The average outstanding borrowings under our credit facilities and commercial paper program was $1,119.7 million this year, with an average effective interest rate of 4.9%, in 2025, compared with $1,381.4 million, with an average effective interest rate of 5.9%, during 2024.
Equity Earnings/Losses
The following table details Equity earnings (losses) by category of investment. Specific to Proptech Investments, lower equity losses in 2025 were attributable to modest valuation increases across several investments and less significant valuation declines compared with 2024. Refer to the Investment Management segment discussion for additional details.

	Year Ended December 31,
(in millions)	2025	2024
Investment Management	$12.3	(22.6)
Proptech Investments	(38.8)	(53.8)
Other	5.8	5.6
Equity losses	$(20.7)	(70.8)
Income Taxes
The provision for income taxes increased for the year as higher earnings before taxes outpaced the slight decline in our effective tax rate. The following details our Income tax provision and effective tax rate.

	Year Ended December 31,
($ in millions)	2025	2024
Income tax provision	$189.5	132.5
Effective tax rate	19.3%	19.5%
Refer to the Income Tax discussion in the Summary of Critical Accounting Policies and Estimates and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, for a further discussion of our effective tax rate.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes provisions altering the timing of deduction associated with certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The OBBBA further alters the determination and rates of taxation of international earnings, primarily effective in 2026. The current period’s financial statements include the impact of the OBBBA provisions effective for 2025, which are not material to either income tax expense or the financial statements as a whole.

Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders, earnings per share and Adjusted EBITDA.

	Year Ended December 31,
(in millions, except per share data)	2025	2024
Net income attributable to common shareholders	$792.1	546.8
Basic earnings per common share	$16.73	11.51
Diluted earnings per common share	$16.40	11.30
Adjusted EBITDA	$1,452.9	1,186.3
Higher profits were primarily driven by Leasing Advisory and Capital Markets Services, fueled by strong Transactional revenue growth, with incremental contributions from Real Estate Management Services. All segments reflected enhanced platform leverage and continued cost discipline. In addition, an approximate $25 million adverse impact associated with U.S. employee healthcare actuarial deficit was largely offset by discrete cost management actions. Refer to the segment performance highlights for additional detail.
In addition to the aforementioned segment drivers, Net income attributable to common shareholders was favorably impacted by lower Interest expense, net of interest income, and lower equity losses, and unfavorably impacted by higher Restructuring and acquisition charges. These additional drivers are discussed above in further detail.
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
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in "All Other." These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment.
Prior period financial information was recast to conform with the presentation changes described above.
Through December 31, 2025, we managed and reported our operations as five business segments: Real Estate Management Services, Leasing Advisory, Capital Markets Services, Investment Management, and Software and Technology Solutions. Our Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, and portfolio and other services. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to facility occupiers. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Our Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and other sources of private capital, while our Software and Technology Solutions segment offers various software products and services to our clients.
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which includes Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.

Real Estate Management Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Workplace Management	$13,848.5	12,529.7	1,318.8	11%	10%
Project Management	3,797.9	3,151.9	646.0	20	20
Property Management	1,841.3	1,795.1	46.2	3	3
Portfolio Services and Other	513.5	516.0	(2.5)	—	(1)
Revenue	$20,001.2	17,992.7	2,008.5	11%	11%
Platform compensation and benefits	$1,860.3	1,731.4	128.9	7%	7%
Platform operating, administrative and other	595.7	594.2	1.5	—	—
Depreciation and amortization	114.2	124.3	(10.1)	(8)	(9)
Segment platform operating expenses	2,570.2	2,449.9	120.3	5	4
Gross contract costs	17,102.0	15,266.2	1,835.8	12	12
Segment operating expenses	$19,672.2	17,716.1	1,956.1	11%	11%
Equity earnings	$0.7	2.9	(2.2)	(76)%	(74)%
Adjusted EBITDA	$437.5	399.2	38.3	10%	9%
Higher Real Estate Management Services revenue was primarily driven by Workplace Management and Project Management. Within Workplace Management, growth reflected a largely balanced mix of mandate expansions and new client wins. Management fees within Workplace Management were unfavorably impacted by approximately $12 million of higher pass-through costs, compared with the prior year, associated with the U.S. employee healthcare actuarial surplus/deficit. Project Management delivered 20% growth, with broad-based contributions from most geographies, as higher pass-through costs augmented a low double-digit management fee increase.
The increase in Segment platform operating expenses was primarily driven by higher compensation and benefits expense to support business growth, partially mitigated by enhanced platform leverage. The difference between the lower 4% increase in segment platform operating expenses compared with the 11% increase in total segment operating expenses was driven by incremental gross contract costs. In addition, an approximate $22 million adverse bottom-line impact associated with the U.S. medical actuarial surplus/deficit was largely offset by discrete cost management actions.
Adjusted EBITDA expansion was largely attributable to revenue growth described above together with the enhanced platform leverage.

Leasing Advisory

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Leasing	$2,901.6	2,596.2	305.4	12%	11%
Advisory, Consulting and Other	108.3	109.4	(1.1)	(1)	(2)
Revenue	$3,009.9	2,705.6	304.3	11%	11%
Platform compensation and benefits	$2,146.7	1,963.6	183.1	9%	9%
Platform operating, administrative and other	274.1	245.5	28.6	12	11
Depreciation and amortization	45.2	36.8	8.4	23	23
Segment platform operating expenses	2,466.0	2,245.9	220.1	10	9
Gross contract costs	11.6	33.3	(21.7)	(65)	(65)
Segment operating expenses	$2,477.6	2,279.2	198.4	9%	8%
Adjusted EBITDA	$580.1	464.7	115.4	25%	24%
The increase in Leasing Advisory revenue was attributable to Leasing, led by continued momentum in the office sector. Many geographies achieved double-digit Leasing revenue increases, with the most significant growth coming from the U.S., Germany and Canada. Broad-based growth across the U.S. was primarily driven by office — as a meaningful increase in average deal size complemented higher volume — and industrial, largely due to higher deal volume.
The increase in Segment platform operating expenses was driven by higher commissions, a direct result of the revenue growth, partially mitigated by greater platform leverage.
Higher Adjusted EBITDA was driven by the revenue growth coupled with incremental platform leverage.

Capital Markets Services

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$1,874.5	1,506.2	368.3	24%	23%
Value and Risk Advisory	379.6	373.0	6.6	2	—
Loan Servicing	168.0	161.2	6.8	4	4
Revenue	$2,422.1	2,040.4	381.7	19%	17%
Platform compensation and benefits	$1,736.8	1,491.9	244.9	16%	15%
Platform operating, administrative and other	337.7	278.4	59.3	21	20
Depreciation and amortization	55.6	66.8	(11.2)	(17)	(17)
Segment platform operating expenses	2,130.1	1,837.1	293.0	16	15
Gross contract costs	5.7	48.6	(42.9)	(88)	(88)
Segment operating expenses	$2,135.8	1,885.7	250.1	13%	12%
Equity earnings	$5.1	2.7	2.4	89%	77%
Net non-cash MSR and mortgage banking derivative activity	$(15.2)	(18.2)	3.0	16%	17%
Adjusted EBITDA	$364.4	244.4	120.0	49%	47%
Capital Markets Services top-line growth was fueled by investment sales and debt advisory transactions across nearly all sectors, with the most significant contributions coming from multifamily and office. Geographically, the growth was led by the U.S., UK and Spain. Globally, investment sales revenues were up 21%, outpacing the broader investment sales market, which grew 18% over the same period according to JLL Research. The current-year performance complemented a strong 2024 to achieve 43% and 57% top-line growth for investment sales and debt advisory, respectively, on a two-year stacked basis.
The increase in Segment platform operating expenses was primarily driven by higher commissions and other revenue-related costs.
The Adjusted EBITDA improvement was largely attributable to the transactional revenue growth, net of higher commissions, described above, together with enhanced platform leverage.

Investment Management

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Advisory fees	$373.7	373.8	(0.1)	—%	(1)%
Transaction fees and other	37.3	33.5	3.8	11	11
Incentive fees	39.1	60.6	(21.5)	(35)	(37)
Revenue	$450.1	467.9	(17.8)	(4)%	(5)%
Platform compensation and benefits	$263.8	268.9	(5.1)	(2)%	(4)%
Platform operating, administrative and other	66.9	69.8	(2.9)	(4)	(6)
Depreciation and amortization	11.2	8.5	2.7	32	31
Segment platform operating expenses	341.9	347.2	(5.3)	(2)	(3)
Gross contract costs	36.1	37.4	(1.3)	(3)	(4)
Segment operating expenses	$378.0	384.6	(6.6)	(2)%	(3)%
Adjusted EBITDA (1)	$83.5	100.3	(16.8)	(17)%	(17)%
Equity earnings (losses)	$12.3	(22.6)	34.9	n.m.	n.m.
(1) Adjusted EBITDA excludes Equity earnings (losses) attributable to common shareholders for Investment Management.
The decrease in Investment Management revenue was predominantly attributable to the lower incentive fees, as expected. Transaction fees increased compared with the prior year, especially during the fourth quarter, reflecting improved transaction volume in multiple geographies, while Advisory fees remained relatively steady, as growth in North America offset lower contributions from Asia Pacific.
The decrease in Segment platform operating expenses was largely driven by lower variable incentive compensation expense as a result of the decrease in incentive fees.
The change in Adjusted EBITDA primarily reflected (i) the expected, lower incentive fees noted above, net of variable compensation costs and (ii) the absence of a prior-year $8.2 million benefit from the gain recognized in the second quarter of 2024 following the purchase of a controlling interest in a LaSalle-managed fund.
Investment Management reported equity earnings for the year, versus equity losses in the prior year, as property valuation adjustments stabilized and in some cases rose.
AUM decreased 3% in USD and local currency over the trailing twelve months. Changes in AUM are detailed in the table below (in billions):

Beginning balance (December 31, 2024)	$88.8
Asset acquisitions/takeovers	5.9
Asset dispositions/withdrawals	(8.7)
Valuation changes	1.8
Foreign currency translation	0.1
Change in uncalled committed capital and cash held	(1.5)
Ending balance (December 31, 2025)	$86.4

Software and Technology Solutions

					% Change
	Year Ended December 31,		Change in		in Local
($ in millions)	2025	2024	U.S. dollars		Currency
Revenue	$232.3	226.3	6.0	3%	2%
Platform compensation and benefits	$188.1	194.3	(6.2)	(3)%	(3)%
Platform operating, administrative and other	57.7	47.9	9.8	20	20
Depreciation and amortization	26.6	19.4	7.2	37	37
Segment platform operating expenses	272.4	261.6	10.8	4	4
Gross contract costs	2.8	5.5	(2.7)	(49)	(49)
Segment operating expenses	$275.2	267.1	8.1	3%	3%
Adjusted EBITDA	$(14.2)	(19.6)	5.4	28%	25%
The increase in Software and Technology Solutions revenue reflected double-digit growth in software outpacing declines in technology solutions, the result of lower activity associated with large existing clients.
Segment platform operating expense growth was driven by increased revenue-related expenses and higher depreciation and amortization expense, largely associated with purchased and developed software. These drivers were partially offset by cost management actions.
The improvement in Adjusted EBITDA was driven by the increased revenue and cost management actions described above.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Operating activities provided $1,194.1 million of cash in 2025, compared with $785.3 million provided in 2024. Improved cash flow performance was primarily driven by (i) higher cash provided by earnings, (ii) the absence of cash outflow associated with a 2024 loan repurchased from Fannie Mae together with cash proceeds in 2025 from the sale of the repurchased loan's underlying asset, and (iii) lower cash taxes paid.
Cash Flows from Investing Activities
We used $336.6 million of cash for investing activities during 2025, compared with $316.8 million used in 2024. The increase in cash used for investing activities was primarily attributable to our $100.0 million contribution to JLL Income Property Trust ("JLL IPT"), an Investment Management core open-end flagship fund, in January 2025, and higher net capital additions, partially offset by lower cash paid for acquisitions. We discuss key drivers, along with other investing activities, individually below in further detail.
Cash Flows from Financing Activities
Financing activities used $643.2 million of cash during 2025, compared with $451.2 million used during 2024. The change was driven by higher share repurchases and incremental net reductions on short-term borrowings in 2025. We discuss these drivers in further detail below.
Debt
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

	December 31,
(in millions)	2025	2024
Outstanding borrowings under the Facility	$—	100.0
Short-term borrowings	92.7	153.8
Outstanding commercial paper	—	200.0
In addition to our Facility, we had the capacity to borrow up to $58.6 million under local overdraft facilities as of December 31, 2025.
The following table provides additional information on our Facility, commercial paper, and our uncommitted credit agreement ("Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million, collectively.

	Year Ended December 31,
($ in millions)	2025	2024
Average outstanding borrowings	$1,119.7	1,381.4
Average effective interest rate	4.9%	5.9%
As of December 31, 2025, we had €350.0 million of Euro Notes, evenly divided between maturities of June 2027 (with a fixed interest rate of 1.96%) and June 2029 (with a fixed interest rate of 2.21%), and $400.0 million of Senior Notes due December 2028 with a fixed interest rate of 6.875%.
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 9, Fair Value Measurements in the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our debt.

Investment Activity
As of December 31, 2025, we had a carrying value of $892.9 million in Investments, primarily related to Investment Management co-investments and investments in early to mid-stage proptech companies as well as proptech funds ("Proptech Investments"). In 2025 and 2024, funding of investments exceeded returns of capital by $111.1 million (which notably included $100.0 million invested in JLL IPT as described above) and $69.4 million, respectively. We have maximum potential unfunded commitments to direct investments or investment vehicles of $203.5 million and $7.3 million as of December 31, 2025 for our Investment Management business and Proptech Investments, respectively.
See Note 5, Investments, of the Notes to Consolidated Financial Statements, included in Item 8, for additional information on our investment activity.
Share Repurchase and Dividend Programs
As of December 31, 2025, $801.7 million remained authorized for repurchases under our repurchase program. The following table outlines share repurchase activity for the last two years.

	Year Ended December 31,
	2025	2024
Total number of shares repurchased (in thousands)	747.5	373.1
Total paid for shares repurchased (in millions)	$211.5	80.4
Capital Expenditures
Net capital additions were $215.6 million and $185.5 million in 2025 and 2024, respectively. Expenditures in both years were primarily related to office leasehold improvements, hardware and purchased/developed software.
Business Acquisitions
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities.

	Year Ended December 31,
(in millions)	2025	2024
Payments relating to current-year acquisitions	$7.7	62.3
Payments for deferred business acquisition and earn-out obligations	19.6	7.4
Total paid for business acquisitions	$27.3	69.7
Terms for our acquisitions have typically included cash paid at closing with provisions for additional consideration and earn-out payments subject to certain contract provisions and performance. Deferred business acquisition obligations totaled $21.3 million and $20.8 million on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. These obligations represent the current discounted values of payments to sellers of businesses for which our acquisition has closed as of the balance sheet dates and for which the only remaining condition on those payments is the passage of time. As of December 31, 2025, we had the potential to make earn-out payments on 11 acquisitions subject to the achievement of certain performance conditions, representing $17.2 million accrued for potential earn-out payments, of a potential maximum of $75.5 million (undiscounted). These earn-outs will come due at various times over the next five years, assuming the achievement of the applicable performance conditions.
We will continue to consider acquisitions we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Refer to Note 4, Business Combinations, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on business acquisitions.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign source earnings to the U.S. We believe our policy of permanently reinvesting earnings of foreign subsidiaries does not significantly impact our liquidity. As of December 31, 2025 and 2024, we had total cash and cash equivalents of $599.1 million and $416.3 million, respectively, of which $386.0 million and $314.4 million, respectively, was held by our foreign subsidiaries.
Leases
Our lease obligations primarily consist of operating leases of office space in various buildings for our own use as well as operating leases for equipment. The total minimum rentals to be received in the future as sublessor under noncancelable operating subleases as of December 31, 2025 was $27.9 million.
Refer to Note 11, Leases, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our lease obligations.
Deferred Compensation
Deferred compensation obligations are inclusive of amounts attributable to service conditions satisfied as of December 31, 2025, as well as service conditions expected to be satisfied in future periods. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. These plans allow employees and members of our Board of Directors to defer portions of their compensation, and plan balances predominantly relate to U.S. employees. We recognize an asset for the amount that could be realized under these insurance contracts at the balance sheet date, and the deferred compensation obligation is adjusted to reflect the changes in the fair value of the amount owed to the employees. The timing of payments to employees is, in part, dependent on their employment with JLL and, therefore, cannot be determined with precision.
Refer to the Consolidated Balance Sheets, of the Consolidated Financial Statements, and Note 9, Fair Value Measurements, of the Notes to the Consolidated Financial Statements, included in Item 8, for further information on our deferred compensation.
Defined Benefit Plans
The defined benefit plan obligations represent estimates of the expected benefits to be paid out by our defined benefit plans. We will fund these obligations from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, JLL will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to make immaterial contributions to our defined benefit pension plans in 2026. As payments to recipients are based on their retirement date, age and other factors, we cannot determine the timing of such payments with precision.
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
Disclosure of Limitations
As the information presented above includes only those exposures that exist as of December 31, 2025, it does not consider those exposures or positions which could arise after that date. The information we present has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the applicable period, the hedging strategies at the time, and interest and foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jones Lang LaSalle Incorporated and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Sufficiency of audit evidence over income taxes
As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $189.5 million for the year ended December 31, 2025, based on local tax rules and regulations for the tax jurisdictions in which they operate. The Company has operations which constitute a taxable income presence in over 93 countries or other taxable jurisdictions outside of the U.S.
We identified the evaluation of the sufficiency of audit evidence over income tax expense as a critical audit matter. The Company's global tax structure adds complexity that required subjective auditor judgment to evaluate the sufficiency of audit evidence obtained. This required the involvement of federal and international tax professionals with specialized skills and knowledge, in order to assess the nature and extent of procedures performed in relation to the amounts recorded and disclosed in the consolidated financial statements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's income tax process, including controls over the amounts recorded. We applied auditor judgment to determine the nature and extent of procedures to be performed over income tax expense. For certain taxing jurisdictions, we analyzed supporting documentation for the provision for income taxes. In addition, we involved tax professionals with specialized skills and knowledge who evaluated certain of the Company's interpretations and applications of the tax rules and regulations. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over income tax expense, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company's auditor since 1988.

Chicago, Illinois
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Jones Lang LaSalle Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Jones Lang LaSalle Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 19, 2026

JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$599.1	416.3
Trade receivables, net of allowance of $62.2 and $60.8	2,302.8	2,153.5
Notes and other receivables	450.0	456.9
Reimbursable receivables	3,105.0	2,695.0
Warehouse receivables	751.2	770.7
Short-term contract assets, net of allowance of $1.8 and $1.6	340.1	334.8
Restricted cash, prepaid and other	631.2	651.3
Total current assets	8,179.4	7,478.5
Property and equipment, net of accumulated depreciation of $1,317.7 and $1,161.6	630.6	598.1
Operating lease right-of-use assets	712.3	743.1
Goodwill	4,707.3	4,611.3
Identified intangibles, net of accumulated amortization of $566.1 and $670.8	666.7	724.1
Investments, including $844.0 and $742.0 at fair value	892.9	812.7
Long-term receivables	419.4	394.7
Deferred tax assets, net	610.0	518.2
Deferred compensation plan	723.6	664.0
Other	258.9	219.1
Total assets	$17,801.1	16,763.8
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,398.1	1,322.7
Reimbursable payables	2,539.6	2,176.3
Accrued compensation and benefits	1,929.6	1,768.5
Short-term borrowings	92.7	153.8
Commercial paper, net of debt issuance costs of $0.2 and $0.7	(0.2)	199.3
Short-term contract liabilities and deferred income	237.2	203.8
Warehouse facilities	759.1	841.0
Short-term operating lease liabilities	166.7	157.2
Other	263.8	321.9
Total current liabilities	7,386.6	7,144.5
Credit facility, net of debt issuance costs of $8.5 and $11.4	(8.5)	88.6
Long-term debt, net of debt issuance costs of $4.7 and $6.4	805.9	756.7
Deferred tax liabilities, net	56.0	45.6
Deferred compensation	737.2	665.4
Long-term operating lease liabilities	774.4	748.8
Other	426.5	419.1
Total liabilities	10,178.1	9,868.7
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 46,945,754 and 47,415,584 outstanding	0.5	0.5
Additional paid-in capital	2,068.6	2,032.7
Retained earnings	7,114.0	6,334.9
Treasury stock, at cost, 5,174,794 and 4,704,964 shares	(1,094.0)	(937.9)
Shares held in trust	(13.8)	(11.8)
Accumulated other comprehensive loss	(572.5)	(646.9)
Total Company shareholders' equity	7,502.8	6,771.5
Noncontrolling interest	120.2	123.6
Total equity	7,623.0	6,895.1
Total liabilities and equity	$17,801.1	16,763.8
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Revenue	$26,115.6	23,432.9	20,760.8
Operating expenses:
Compensation and benefits	$11,924.3	10,994.7	9,770.7
Operating, administrative and other	12,765.2	11,291.2	10,074.5
Depreciation and amortization	252.8	255.8	238.4
Restructuring and acquisition charges	75.3	23.1	100.7
Total operating expenses	$25,017.6	22,564.8	20,184.3
Operating income	$1,098.0	868.1	576.5
Interest expense, net of interest income	107.3	136.9	135.4
Equity losses	(20.7)	(70.8)	(194.1)
Other income	11.7	18.9	4.9
Income before income taxes and noncontrolling interest	981.7	679.3	251.9
Income tax provision	189.5	132.5	25.7
Net income	792.2	546.8	226.2
Net income attributable to noncontrolling interest	0.1	—	0.8
Net income attributable to common shareholders	$792.1	546.8	225.4
Basic earnings per common share	$16.73	11.51	4.73
Basic weighted average shares outstanding (in 000's)	47,351	47,493	47,628
Diluted earnings per common share	$16.40	11.30	4.67
Diluted weighted average shares outstanding (in 000's)	48,312	48,372	48,288
Net income attributable to common shareholders	$792.1	546.8	225.4
Change in pension liabilities, net of tax	(7.9)	8.3	0.4
Foreign currency translation adjustments	82.3	(63.7)	56.3
Comprehensive income attributable to common shareholders	$866.5	491.4	282.1
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in millions, except share and per share data)	Company Shareholders' Equity
	Common Stock		Additional		Shares
	Shares Outstanding	Amount	Paid-In	Retained	Held	Treasury			Total
			Capital	Earnings	in Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2022	47,507,758	$0.5	2,022.6	5,590.4	(9.8)	(934.6)	(648.2)	121.6	$6,142.5
Net income(3)	—	—	—	225.4	—	—	—	1.0	226.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	374,191	—	(84.0)	(20.2)	—	76.1	—	—	(28.1)
Stock-based compensation	—	—	78.3	—	—	—	—	—	78.3
Shares held in trust	—	—	—	—	(0.6)	—	—	—	(0.6)
Repurchase of common stock	(372,199)	—	—	—	—	(61.6)	—	—	(61.6)
Change in pension liabilities, net of tax	—	—	—	—	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	—	—	—	56.3	—	56.3
Net decrease in amounts attributable to noncontrolling interest	—	—	—	—	—	—	—	(6.5)	(6.5)
Redemption of redeemable noncontrolling interest	—	—	2.8	—	—	—	—	—	2.8
December 31, 2023	47,509,750	$0.5	2,019.7	5,795.6	(10.4)	(920.1)	(591.5)	116.1	$6,409.9
Net income	—	—	—	546.8	—	—	—	—	546.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	317,022	—	(84.4)	(7.5)	—	62.9	—	—	(29.0)
Stock-based compensation	—	—	97.4	—	—	—	—	—	97.4
Shares held in trust	—	—	—	—	(1.4)	—	—	—	(1.4)
Repurchase of common stock	(411,188)	—	—	—	—	(80.7)	—	—	(80.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	8.3	—	8.3
Foreign currency translation adjustments	—	—	—	—	—	—	(63.7)	—	(63.7)
Net increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	7.5	7.5
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
Net income	—	—	—	792.1	—	—	—	0.1	792.2
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	276,588	—	(78.8)	(13.0)	—	55.4	—	—	(36.4)
Stock-based compensation	—	—	114.7	—	—	—	—	—	114.7
Shares held in trust	—	—	—	—	(2.0)	—	—	—	(2.0)
Repurchase of common stock	(746,418)	—	—	—	—	(211.5)	—	—	(211.5)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(7.9)	—	(7.9)
Foreign currency translation adjustments	—	—	—	—	—	—	82.3	—	82.3
Net decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(3.5)	(3.5)
December 31, 2025	46,945,754	$0.5	2,068.6	7,114.0	(13.8)	(1,094.0)	(572.5)	120.2	$7,623.0
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest
(3) Excludes net loss attributable to redeemable noncontrolling interest of $0.2 million for the year ended December 31, 2023.
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$792.2	546.8	226.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	252.8	255.8	238.4
Equity losses	20.7	70.8	194.1
Distributions of earnings from investments	28.8	17.7	12.4
Provision for loss on receivables and other assets	41.6	38.0	20.3
Amortization of stock-based compensation	114.7	97.4	78.3
Net non-cash mortgage servicing rights and mortgage banking derivative activity	15.2	18.2	18.2
Accretion of interest and amortization of debt issuance costs	6.3	5.5	4.3
Other, net	14.2	0.1	18.0
Change in:
Receivables	(148.8)	(207.9)	11.1
Reimbursable receivables and reimbursable payables	(27.8)	(4.6)	(93.3)
Prepaid expenses and other assets	(55.5)	(81.6)	(24.0)
Income taxes receivable, payable and deferred	(51.3)	(137.6)	(138.8)
Accounts payable, accrued liabilities and other liabilities	60.9	36.2	78.5
Accrued compensation (including net deferred compensation)	130.1	130.5	(67.9)
Net cash provided by operating activities	1,194.1	785.3	575.8
Cash flows from investing activities:
Net capital additions – property and equipment	(215.6)	(185.5)	(186.9)
Business acquisitions, net of cash acquired	(7.7)	(60.9)	(13.6)
Capital contributions to investments	(162.9)	(88.6)	(109.4)
Distributions of capital from investments	51.8	19.2	23.7
Other, net	(2.2)	(1.0)	(4.2)
Net cash used in investing activities	(336.6)	(316.8)	(290.4)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	9,130.0	8,043.0	7,684.0
Repayments of borrowings under credit facility	(9,230.0)	(8,568.0)	(8,284.0)
Proceeds from issuance of commercial paper	3,771.0	910.0	—
Repayments of commercial paper	(3,971.0)	(710.0)	—
Proceeds from senior notes	—	—	400.0
Net (repayments of) proceeds from short-term borrowings	(63.9)	2.9	(24.8)
Payments of deferred business acquisition obligations and earn-outs	(15.4)	(7.4)	(26.6)
Shares repurchased for payment of employee taxes on stock awards	(39.6)	(31.8)	(30.6)
Repurchase of common stock	(211.5)	(80.7)	(61.6)
Other, net	(12.8)	(9.2)	(30.7)
Net cash used in financing activities	(643.2)	(451.2)	(374.3)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	31.9	(28.0)	6.3
Net change in cash, cash equivalents and restricted cash	246.2	(10.7)	(82.6)
Cash, cash equivalents and restricted cash, beginning of the year	652.7	663.4	746.0
Cash, cash equivalents and restricted cash, end of the year	$898.9	652.7	663.4
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the year	$236.5	253.4	226.7
Restricted cash, end of the year	299.8	236.5	253.4
Cash paid during the year for:
Interest	$118.5	147.0	144.8
Income taxes, net of refunds	226.0	284.9	158.5
Operating leases	203.7	199.5	194.6
Non-cash activities:
Business acquisitions (including contingent consideration)	$0.6	13.5	—
Deferred business acquisition obligations	0.9	14.7	—
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.ORGANIZATION
Jones Lang LaSalle Incorporated ("Jones Lang LaSalle," which we may refer to as "JLL," "we," "us," "our," or the "Company") was incorporated in 1997. We have corporate offices worldwide and over 113,000 employees, including approximately 54,600 employees whose costs are reimbursed by our clients. We provide comprehensive integrated real estate and investment management expertise on a local, regional and global level to owner, occupier and investor clients. We are an industry leader in property and facility management services, with a managed portfolio of nearly 5.7 billion square feet (unaudited) worldwide as of December 31, 2025. LaSalle Investment Management ("Investment Management") is one of the world's premier diversified real estate investment management firms, with $86.4 billion of assets under management (unaudited) as of December 31, 2025.
We work for a broad range of clients representing a wide variety of industries in markets throughout the world. Our clients vary greatly in size and include for-profit and not-for-profit entities of all kinds, public-private partnerships and governmental (public sector) entities. We provide real estate investment management services on a global basis for both public and private assets through our Investment Management segment. Our integrated global business model, industry-leading research capabilities, client relationship management focus, consistent worldwide service delivery and strong brand are attributes that enhance our services.
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
Our determination of the appropriate accounting method to apply for unconsolidated investments is based on the level of influence we have in the underlying entity. When we have an asset advisory contract with a real estate limited partnership in which we also hold an ownership interest, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either at the equity method or fair value if elected. We eliminate transactions with such subsidiaries to the extent of our ownership in such subsidiaries.

For less-than-wholly-owned consolidated subsidiaries, noncontrolling interest is the portion of equity not attributable, directly or indirectly, to JLL. We evaluate whether noncontrolling interests possess any redemption features outside of our control. If such features exist, the noncontrolling interests are presented outside of permanent equity on the Consolidated Balance Sheets within Redeemable noncontrolling interest. Redeemable noncontrolling interests are adjusted to the greater of their fair value or carrying value as of each balance sheet date through a charge to Additional paid-in capital, if necessary. We had no such redeemable noncontrolling interest as of December 31, 2025 or 2024. When noncontrolling interests have no redemption features outside of our control, noncontrolling interests are presented as a component of permanent equity on the Consolidated Balance Sheets. We report revenues, expenses and net income/loss from less-than-wholly-owned consolidated subsidiaries at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests; the income or loss attributable to the noncontrolling interest holders is reflected in Net income attributable to noncontrolling interest on the Consolidated Statements of Comprehensive Income.
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
•Real Estate Management Services
◦Workplace Management
◦Project Management
◦Property Management
◦Portfolio Services and Other
•Leasing Advisory
◦Leasing
◦Advisory, Consulting and Other
•Capital Markets Services
◦Investment Sales, Debt/Equity Advisory and Other
◦Value and Risk Advisory
◦Loan Servicing
•Investment Management
•Software and Technology Solutions

Real Estate Management Services
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
Many contracts also include variable consideration, which is typically earned as an incentive fee when we perform favorably with respect to agreed-upon key performance indicators ("KPI"), but may also be structured as an at-risk fee where we are penalized for failing to achieve a KPI. Examples of KPIs include shared savings targets, service quality benchmarks, timely work order completion statistics and client satisfaction scores. Regardless of the upside or downside nature, we assess variable consideration independently for each contract and, when appropriate, recognize such fees as revenue when the achievement of the KPI is probable and material reversal of such revenue is unlikely.
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
Although we are principal in certain situations, we generally act as agent on behalf of our Property Management clients in relation to third-party vendors and subcontractors engaged to deliver operational services to our clients' properties. In these situations, we arrange, but do not control, the services provided by third party vendors and subcontractors prior to the transfer of the services to the client. As a result, the third-party costs incurred on behalf of clients, along with the corresponding revenue, are presented net on our Consolidated Statements of Comprehensive Income.

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
Leasing Advisory
Leasing
Leasing revenue is earned from brokerage commissions as we represent tenants and/or landlords in connection with real estate leases. Our performance obligation is to facilitate the execution of a lease agreement, which is satisfied at a point in time, upon lease execution. Generally, we are either entitled to the full consideration upon lease execution or in part upon lease execution with the remainder upon the occurrence of a future event outside of our control (e.g., tenant occupancy, lease commencement, or rent commencement). The majority of the events that preclude our entitlement to the full consideration upon lease execution are considered to be "normal course of business" and, therefore, do not result in a constraint upon the recognition of revenue. In the infrequent instance our fee entitlement in a contract with a customer is predicated on the occurrence of a future event(s) uncertain of occurring, we constrain the recognition of revenue until the uncertainty is resolved or the future event occurs. Generally, less than 5% of our Leasing revenue recognized in a period had previously been constrained.
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
Capital Markets Services
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
Value and Risk Advisory
Value and Risk Advisory service offerings include (but are not limited to) asset appraisal, business valuation, property tax advisory, complex litigation and environmental property consulting. Our performance obligation is to provide services as specified in the contract and our pricing is negotiated based on the scale and complexity of each assignment. Typically, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of an appraisal or report to the client.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue excluded from scope of ASC Topic 606	$360.8	325.9	286.3
Investment Management
Investment Management provides real estate investment management services to clients and generally earns consideration in the form of advisory fees, transaction fees and incentive fees. Typically, our performance obligation is to manage clients’ capital for a specified period of time and is delivered as a series of daily performance obligations over time. Revenue recognition for transaction fees and incentive fees is generally constrained until all contingencies have cleared due to the possibility of a significant reversal. Revenue is recognized upon completion of the events necessary to realize the associated consideration. Substantially all incentive fees recognized as revenue were previously constrained.
Software and Technology Solutions
Software and Technology Solutions offers multiple cloud-based software solutions that generate value for investors and businesses by enabling higher-quality decision-making through improved data and analytics. We recognize cloud-based software revenue over time commensurate with the length and terms of the contract. In addition, we offer professional services such as program and project management, implementation and support, managed services, and advisory services. We recognize professional services revenue at the time our performance obligation is satisfied.
Effective January 1, 2026, the Software and Technology Solutions segment will merge into Real Estate Management Services with results of operations reported as a subsegment within Real Estate Management Services.
Contract Costs
Expenses, primarily employee commissions, incurred on leasing and capital markets transactions represent substantially all our incremental costs to obtain revenue contracts. We apply the applicable practical expedient offered by ASC Topic 606 when the amortization period is one year or less and, therefore, recognize these costs as an operating expense as they are incurred.
We also incur costs to fulfill revenue contracts, primarily related to transition costs incurred prior to delivering Property Management and Workplace Management services. These costs are not expensed as incurred but are deferred and amortized as an operating expense over the expected life of the contract in accordance with the transfer of related services. Contract costs that are recognized as assets are reviewed for impairment when events and changes in circumstances indicate that their carrying amounts may not be recoverable.
Contract Assets and Liabilities
Contract assets include amounts recognized as revenue for which we are not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. We include Contract assets in our reserving process and assess the risk of loss similar to our methodology for Trade receivables, since Contract assets are reclassified to Trade receivables when we become entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Our contract assets, net of allowance, are included in Short-term contract assets and Other assets.
Contract liabilities include advance payments we have received which relate to performance obligations we have not yet satisfied. The majority of contract liabilities are recognized as revenue within 90 days. Our contract liabilities are included in Short-term contract liabilities and deferred income on our Consolidated Balance Sheets.

Such contract assets and liabilities are presented below.

(in millions)	December 31, 2025	December 31, 2024
Contract assets, gross	$407.1	388.3
Contract asset allowance	(3.9)	(3.9)
Contract assets, net	$403.2	384.4

Contract liabilities	$187.3	154.7
Deferred Income
Deferred income includes payments received from customers for which we have satisfied our performance obligations but are not yet able to recognize the related revenue because of contractual requirements.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management, and Investment Management contracts. Contracts within these businesses represent a significant portion of our contracts with customers not expected to be completed within 12 months.
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
Trade Receivables
Pursuant to contractual arrangements, Trade receivables, net of allowances include unbilled amounts of $612.8 million and $625.3 million as of December 31, 2025 and 2024, respectively.
We estimate the allowance necessary to provide for uncollectible Trade receivables. We base this estimate on historical collection experience combined with a review of current developments and economic conditions. The process by which we calculate the allowance is formulaic and driven by the age profile of the receivables. We then review these allowances on a quarterly basis to ensure they are appropriate. After all collection efforts have been exhausted by management, the outstanding balance considered not collectible is written off against the allowance.
The following table details the changes in the allowance for uncollectible Trade receivables.

(in millions)	2025	2024	2023
Allowance as of January 1,	$60.8	70.7	66.7
Charged to income	31.6	28.2	22.0
Write-off of uncollectible Trade receivables	(31.8)	(36.6)	(15.8)
Impact of exchange rate movements and other	1.6	(1.5)	(2.2)
Allowance as of December 31,	$62.2	60.8	70.7

Trade Receivables - Factoring
We participate in certain clients' trade receivables factoring programs in which we elect and sell Trade and Reimbursable receivables to unaffiliated financial institutions on a non-recourse basis. We account for the transfer of the receivables as a true sale in accordance with ASC Topic 860 at the point control is transferred (after which we have no continuing involvement) and, accordingly, the sold receivables are excluded from Trade or Reimbursable receivables in our Consolidated Balance Sheet. Cash flows attributable to factoring are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Factoring fees are included as Operating, administrative and other expenses in our Consolidated Statements of Comprehensive Income. The aggregate amount of factoring fees on the sale of trade receivables was not material during the three-year period ended December 31, 2025.
Notes and Other Receivables and Long-Term Receivables
We make ongoing assessments of the collectability of outstanding Notes and other receivables and Long-term receivables, considering both objective and subjective factors such as the aging profile of outstanding balances, the contractual terms of repayment, and credit quality. To the extent that receivables share similar characteristics, these are assessed on a collective basis. Aspects of credit quality considered in our assessments of collectability include historical experience, current and expected economic conditions, and our broader business relationship with the obligor. We record an allowance against the outstanding balance when our assessments determine payment has become unlikely. After all collection efforts have been exhausted by management, the outstanding balance is written off against the reserve. Historically, credit quality deterioration to the point of impairment or non-performance in our Notes and other receivables and Long-term receivables has not had a material impact on the Consolidated Financial Statements.
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
Contractually specified servicing fees related to sold warehouse receivables and loans serviced for others were $168.4 million, $160.0 million and $152.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, including prepayment and late fees totaling $4.2 million, $2.6 million, and $4.2 million, respectively, and are included in Revenue on the Consolidated Statements of Comprehensive Income. Placement fees totaling $82.6 million, $90.9 million, and $79.6 million earned for the years ended December 31, 2025, 2024 and 2023, respectively, were also recorded in Revenue on the Consolidated Statements of Comprehensive Income.

Financial Guarantees
Certain loans we originate and sell under the Fannie Mae DUS program retain a percentage of the risk of loss. This loss-sharing aspect of the program represents an off-balance sheet credit exposure, and we have established a contingent reserve ("loan loss guarantee reserve") for this risk in accordance with ASC Topic 326. To estimate the reserve, we use a model that analyzes historical losses, current and expected economic conditions, and reasonable and supportable forecasts. The model also considers specific details of the underlying property used as collateral, such as occupancy and financial performance. Loans are evaluated collectively based on vintage, which captures similar risk characteristics. As of December 31, 2025 and 2024, the loan loss guarantee reserve was $29.9 million and $28.5 million, respectively, and was included within Other liabilities on the Consolidated Balance Sheets.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. The loss-sharing guarantee obligation (in accordance with ASC Topic 460, Guarantees) is separate from the loan loss guarantee reserve discussed above. As of December 31, 2025 and 2024, loss-sharing guarantee obligations were $30.4 million and $30.0 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheets.
See Note 13, Commitments and Contingencies, for further information on the DUS program.
Mortgage Servicing Rights
We generally retain servicing rights in connection with the origination and sale of Warehouse receivables. We initially record MSRs based on the fair value of these rights on the date the loans are sold, which could result in net gains which we recognize as Revenue on the Consolidated Statements of Comprehensive Income. As of December 31, 2025 and 2024, we had $458.2 million and $471.1 million, respectively, of MSRs carried at the lower of amortized cost or fair value in Identified intangibles on the Consolidated Balance Sheets. The total unpaid principal balance ("UPB") of loans making up the servicing portfolio was $140.3 billion and $140.1 billion as of December 31, 2025 and 2024, respectively.
We amortize servicing rights over the estimated period net servicing income is projected to be received. In addition, we evaluate MSR intangible assets for impairment on a quarterly basis, or more frequently if circumstances or events indicate a change in fair value. Other than write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights, there have been no significant instances of impairment during the three-year period ended December 31, 2025. However, an increase in loan prepayment activity or deterioration in the credit quality of borrowers could result in a decrease to our MSR balance. MSRs do not actively trade in an open market with readily available observable prices; therefore, if necessary, the fair value of these rights are determined in part based on certain assumptions and judgments that are unobservable within the fair value hierarchy. Specifically, the fair value of the MSRs is determined using a discounted cash flow model incorporating assumptions, including a conditional prepayment rate and cost of service. The estimated fair value of MSRs was $666.7 million and $708.9 million as of December 31, 2025 and 2024, respectively.
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
We evaluate property and equipment for impairment whenever events or circumstances indicate the carrying value of an asset group may not be recoverable. We record an impairment loss to the extent the carrying value exceeds the estimated fair value. We did not recognize any significant impairment losses related to property and equipment during the three years ended December 31, 2025.

We calculate depreciation on property and equipment for financial reporting purposes using the straight-line method based on the estimated useful lives of our assets. Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $201.8 million, $189.5 million and $168.7 million, respectively. The following table shows the gross value of major asset categories and the standard depreciable lives for each of these asset categories as of December 31, 2025.

	December 31,
($ in millions)	2025	2024	Depreciable Life
Furniture, fixtures and equipment	$153.5	144.9	3 to 13 years
Computer equipment and software	1,176.0	1,070.7	2 to 7 years
Leasehold improvements	544.0	480.6	1 to 15 years
Other(1)	74.8	63.5	2 to 30 years
Total	1,948.3	1,759.7
Less: Accumulated depreciation	1,317.7	1,161.6
Net property and equipment	$630.6	598.1
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
We evaluate goodwill for impairment annually on July 1st of each year or when a triggering event occurs. In our annual goodwill impairment evaluation on July 1, 2025, we considered qualitative and quantitative factors and determined it is not more-likely-than-not that the fair value of each reporting unit is less than their carrying value. In performing our assessments of all reporting units, we primarily considered (i) macroeconomic and industry trends, (ii) our overall financial performance, and nature of the key drivers thereof, during the year at both the reporting unit and consolidated reporting levels, (iii) near and longer-term forecasts of financial results and cash flows generated by our reporting units in relation to the carrying values of the net assets of each reporting unit, and (iv) our market capitalization in relation to the aggregate carrying value of our net assets.
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

Investments
We invest in certain ventures that primarily own and operate commercial real estate on a global basis across a wide array of sectors including retail, residential and office. Historically, these investments have primarily been co-investments in funds our Investment Management business establishes in the ordinary course of business for its clients. These investments take the form of equity ownership interests generally ranging from less than 1% to 10% of the respective ventures and, based upon investment-specific objectives, have generally included five to nine-year investment periods. Typically, our investments are not redeemable until the earlier of the disposition of the underlying real estate investments or the end of the fund's life. When in place, such restrictions are a result of our role beyond that of a passive investor, which generally means an advisory or management responsibility on behalf of the other investors who are typically clients of our Investment Management business. We account for these investments at fair value or under the equity method of accounting as further discussed below.
In addition to our LaSalle investments, we have strategic investments in early to mid-stage Proptech companies as well as proptech funds to improve our strategic position within the real estate technology landscape, including investments through the JLL Spark Global Ventures Funds. We account for a majority of these investments at fair value. Certain investments are accounted for under the measurement alternative.
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
For limited partnerships in which we are a limited partner, management has concluded we do not have a controlling interest in these limited partnerships. When we have an asset advisory contract with the limited partnership, the combination of our limited partner interest and the advisory agreement generally provides us with significant influence over the real estate limited partnership venture. Accordingly, we account for such investments under the equity method or at fair value if elected.
See "Principles of Consolidation" above for additional discussion of the accounting for our co-investments.
For investments reported at fair value, the investment balance is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Comprehensive Income within Equity earnings/losses. To the extent applicable, we estimate fair value of our investments using the net asset value ("NAV") per share (or its equivalent) our investees provide.
For investments in proptech companies, we primarily estimate the fair value based on the per-share pricing. Subsequent funding rounds or changes in the companies' business strategy/outlook are indicators of a change in fair value. The fair value of certain investments is estimated using significant unobservable inputs which requires judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
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
For investments accounted for under the equity method, we maintain an investment account that is (i) increased by contributions made and by our share of net income earned by the real estate ventures, and (ii) decreased by distributions received and by our share of net losses realized by the real estate ventures. Our share of each real estate venture's net income or loss, including gains and losses from capital transactions, is reflected on the Consolidated Statements of Comprehensive Income within Equity earnings/losses. We evaluate our investments accounted for under the equity method for other-than-temporary impairment on a quarterly basis, or as events or changes in circumstances warrant such an evaluation. Our evaluations consider the existence of impairment indicators in the underlying real estate assets that compose the majority of our investments. We base such evaluations, in regard to both the investment and the investment’s underlying asset levels, on regular updates to future cash flow models, our share of co-investment cash flows, and factors such as operational performance, market conditions, major tenancy matters, legal and environmental concerns, and our ability and intent to hold each investment. If an investment is considered other-than-temporarily impaired, we record the excess of the carrying value over the estimated fair value as an impairment charge.
Impairment charges to write down the carrying value of the real estate assets underlying our investments are generally based on the result of discounted cash flow models that primarily rely upon unobservable inputs to determine fair value. We recognize our proportionate share of such impairment within Equity earnings/losses on the Consolidated Statements of Comprehensive Income.
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
Employees of a specific age, with a sum of age plus years of service with the Company which meets or exceeds 65, based on the terms of the Jones Lang LaSalle 2019 Stock Award and Incentive Plan ("SAIP"), are eligible to be considered for receipt of retirement benefits upon departure from the Company. These award provisions, where applicable, require acceleration of compensation expense such that all expense is recognized by the time these employees are considered retirement eligible. We also have a "noncompensatory" Employee Stock Purchase Plan ("ESPP") for U.S. employees.
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
Foreign Currency Derivatives and Hedging Activities
We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of business, we do use derivative financial instruments in the form of foreign currency forward contracts and cross-currency swaps to manage our foreign currency exchange rate risk. We record all derivatives on our Consolidated Balance Sheets at fair value. Cash flows related to the derivatives are classified in the Consolidated Statements of Cash Flows based on the instrument’s nature.

For derivative instruments designated as net investment hedges, the derivative is marked-to-market each period with changes in unrealized gains or losses offset by the foreign currency translation of the net investment within Accumulated Other Comprehensive Income ("AOCI"). Amounts are reclassified out of AOCI into earnings when the hedged net investment is sold or liquidated. The initial value of any excluded components from the assessment of effectiveness are recognized using a systematic and rational method over the life of the hedging instrument. The interest accrual component of cross-currency swaps, which represents an excluded component, is reported directly in earnings as a component of Interest expense, net of interest income and within Operating activities on the Consolidated Statements of Cash Flows.
For derivative instruments not designated in a hedging relationship, the derivative is marked-to-market each period with changes in unrealized gains or losses offset by foreign currency gains and losses on associated intercompany loans and other foreign currency balances. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for any of the three years ended December 31, 2025.
For presentation and disclosure, we net our exposure by counterparty for all counterparties subject to International Swaps and Derivatives Association Master Agreements.
We have considered the counterparty credit risk related to these derivative instruments and do not deem any counterparty credit risk to be material as of December 31, 2025. We enter transactions with high credit-quality financial institutions and monitor their credit ratings. This risk is also reduced due to the short-term nature of the forward foreign currency exchange contracts.
See Note 16, Foreign Currency Derivatives and Hedging, for additional information on foreign currency derivative financial instruments.
Mortgage Banking Derivatives
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
See Note 9, Fair Value Measurements, for additional information on mortgage banking derivatives.
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
Income and expenses are translated at the average monthly rates of exchange. We include gains and losses from foreign currency transactions in net earnings as a component of Operating, administrative and other expense. For the years ended December 31, 2025, 2024 and 2023 we had net foreign currency transaction losses of $0.9 million, $1.5 million and $10.6 million, respectively.
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

New Accounting Standards
Recently adopted accounting guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. We adopted this guidance for the annual period beginning January 1, 2025 and will adopt for the interim periods beginning January 1, 2026. This ASU resulted in expanded disclosures related to income taxes but did not have an impact on our financial statements or results of operations.
Recently issued accounting guidance, not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU will result in expanded disclosures related to expenses but will have no impact on our financial statements or results of operations.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The practical expedient is available to all entities. The accounting policy election is only available to entities other than public business entities and is therefore not applicable to us. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. We are evaluating the effect this would have on our financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which requires entities to account for acquired loans that meet certain criteria (“purchased seasoned loans”) using the gross-up approach, aligning their treatment with purchased financial assets with credit deterioration. Under this approach, entities recognize the loans at their purchase price plus an allowance for expected credit losses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the initial application date. We do not expect this guidance to have a material impact on our financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants to business entities. This ASU is effective for annual periods beginning after December 15, 2028, for public business entities, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements under US GAAP for all entities preparing interim financial statements and notes. The ASU improves the navigability of Topic 270, specifies the form and content of interim financial statements and notes, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle for condensed interim financial statements requiring disclosure of events with a material effect since the end of the previous annual period. This

ASU is effective for interim periods in fiscal years beginning after December 15, 2027, for public business entities, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, as part of its ongoing project to make minor amendments and clarifications to the Accounting Standards Codification. The amendments address issues across a wide range of Topics and are intended to clarify, correct errors, or make minor improvements without significant impact on current accounting practice or cost to most entities. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those years, with early adoption permitted on an issue-by-issue basis. We do not expect this guidance to have a material impact on our financial statements.
3. BUSINESS SEGMENTS
Effective January 1, 2025, we report Property Management (historically included in Markets Advisory, which was renamed Leasing Advisory) within Real Estate Management Services (formerly referred to as Work Dynamics). Additionally, Capital Markets, LaSalle and JLL Technologies were renamed to Capital Markets Services, Investment Management, and Software and Technology Solutions, respectively.
Effective July 1, 2025, we report the balances and activity associated with the investments historically reported within Software and Technology Solutions in "All Other." These investments (inclusive of convertible notes receivable) in proptech funds and early to mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment.
Prior period financial information was recast to conform with the presentation changes described above.
Through December 31, 2025, we managed and reported our operations as five global business segments:
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
The Other segment items caption includes (i) other income/loss, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) net income/loss attributable to noncontrolling interest, (v) the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders and (vi) the noncontrolling interest portion of Equity earnings/losses which are not attributable to common shareholders.

The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of December 31, 2025, we continue to define the Global Executive Board, collectively, as our CODM.
Summarized financial information by business segment is as follows.

Real Estate Management Services	Year Ended December 31,
(in millions)	2025	2024	2023
Workplace Management	$13,848.5	12,529.7	10,706.2
Project Management	3,797.9	3,151.9	2,924.8
Property Management	1,841.3	1,795.1	1,675.1
Portfolio Services and Other	513.5	516.0	500.1
Revenue	$20,001.2	17,992.7	15,806.2
Less:
Platform compensation and benefits	$1,860.3	1,731.4	1,655.6
Platform operating, administrative and other	595.7	594.2	561.7
Gross contract costs	17,102.0	15,266.2	13,254.8
Add:
Equity earnings	0.7	2.9	2.1
Other segment items	(6.4)	(4.6)	(4.8)
Adjusted EBITDA	$437.5	399.2	331.4
Depreciation and amortization(1)	$110.5	120.5	108.6
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Year Ended December 31,
(in millions)	2025	2024	2023
Leasing	$2,901.6	2,596.2	2,343.6
Advisory, Consulting and Other	108.3	109.4	102.9
Revenue	$3,009.9	2,705.6	2,446.5
Less:
Platform compensation and benefits	$2,146.7	1,963.6	1,827.7
Platform operating, administrative and other	274.1	245.5	238.2
Gross contract costs	11.6	33.3	30.2
Add:
Equity losses	—	—	(1.2)
Other segment items	2.6	1.5	—
Adjusted EBITDA	$580.1	464.7	349.2
Depreciation and amortization	$45.2	36.8	36.2

Capital Markets Services	Year Ended December 31,
(in millions)	2025	2024	2023
Investment Sales, Debt/Equity Advisory and Other	$1,874.5	1,506.2	1,261.6
Value and Risk Advisory	379.6	373.0	363.8
Loan Servicing	168.0	161.2	152.6
Revenue	$2,422.1	2,040.4	1,778.0
Less:
Platform compensation and benefits	$1,736.8	1,491.9	1,337.7
Platform operating, administrative and other	337.7	278.4	246.1
Gross contract costs	5.7	48.6	47.5
Add:
Equity earnings	5.1	2.7	6.7
Net non-cash MSR and mortgage banking derivative activity	15.2	18.2	18.2
Other segment items	2.2	2.0	1.5
Adjusted EBITDA	$364.4	244.4	173.1
Depreciation and amortization	$55.6	66.8	65.6

Investment Management	Year Ended December 31,
(in millions)	2025	2024	2023
Advisory fees	$373.7	373.8	406.2
Transaction fees and other	37.3	33.5	30.0
Incentive fees	39.1	60.6	47.5
Revenue	$450.1	467.9	483.7
Less:
Platform compensation and benefits	$263.8	268.9	288.7
Platform operating, administrative and other	66.9	69.8	62.6
Gross contract costs	36.1	37.4	28.9
Add:
Other segment items	0.2	8.5	0.3
Adjusted EBITDA	$83.5	100.3	103.8
Depreciation and amortization	$11.2	8.5	8.1
Equity earnings (losses)	$12.3	(22.6)	(24.7)

Software and Technology Solutions	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue	$232.3	226.3	246.4
Less:
Platform compensation and benefits	$188.1	194.3	214.5
Platform operating, administrative and other	57.7	47.9	50.3
Gross contract costs	2.8	5.5	14.5
Add:
Other segment items	2.1	1.8	—
Adjusted EBITDA	$(14.2)	(19.6)	(32.9)
Depreciation and amortization	$26.6	19.4	15.9

The following table is a reconciliation of segment revenue to consolidated revenue.

	Year Ended December 31,
(in millions)	2025	2024	2023
Real Estate Management Services	$20,001.2	17,992.7	15,806.2
Leasing Advisory	3,009.9	2,705.6	2,446.5
Capital Markets Services	2,422.1	2,040.4	1,778.0
Investment Management	450.1	467.9	483.7
Software and Technology Solutions	232.3	226.3	246.4
Total revenue	$26,115.6	23,432.9	20,760.8
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders.

	Year Ended December 31,
(in millions)	2025	2024	2023
Adjusted EBITDA - Real Estate Management Services	$437.5	399.2	331.4
Adjusted EBITDA - Leasing Advisory	580.1	464.7	349.2
Adjusted EBITDA - Capital Markets Services	364.4	244.4	173.1
Adjusted EBITDA - Investment Management	83.5	100.3	103.8
Adjusted EBITDA - Software and Technology Solutions	(14.2)	(19.6)	(32.9)
Adjusted EBITDA - All Other	1.6	(2.7)	13.8
Adjusted EBITDA - Consolidated	$1,452.9	1,186.3	938.4
Adjustments:
Restructuring and acquisition charges	$(75.3)	(23.1)	(100.7)
Net loss on disposition	—	—	(0.5)
Interest on employee loans, net of forgiveness	6.5	5.9	3.6
Equity losses - Investment Management and Proptech Investments(1)	(25.8)	(76.4)	(201.7)
Credit losses on convertible note investments	(5.1)	(6.3)	—
Net non-cash MSR and mortgage banking derivative activity	(15.2)	(18.2)	(18.2)
Interest expense, net of interest income	(107.3)	(136.9)	(135.4)
Income tax provision	(189.5)	(132.5)	(25.7)
Depreciation and amortization(1)	(249.1)	(252.0)	(234.4)
Net income attributable to common shareholders	$792.1	546.8	225.4
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

The following table sets forth the revenue from our most significant currencies.

	Year Ended December 31,
(in millions)	2025	2024	2023
United States dollar	$16,298.8	14,402.3	12,258.9
British pound	1,954.9	1,773.5	1,640.0
Euro	1,662.5	1,464.9	1,436.1
Australian dollar	1,156.0	1,085.3	1,036.9
Indian rupee	925.0	823.8	661.4
Canadian dollar	620.3	612.6	613.8
Hong Kong dollar	582.9	567.1	544.8
Chinese yuan	510.4	488.1	480.9
Singapore dollar	482.3	447.3	425.4
Japanese yen	362.9	346.3	286.6
Other currencies	1,559.6	1,421.7	1,376.0
Total revenue	$26,115.6	23,432.9	20,760.8
Change in Reporting Structure
Effective January 1, 2026, the Software and Technology Solutions segment will merge into Real Estate Management Services with results of operations reported as a subsegment within Real Estate Management Services. Prior period results will be restated to conform with our new reporting structure in 2026.
4.    BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Business Combinations Activity
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities. We completed no strategic acquisitions during the year ended December 31, 2025, and completed two strategic acquisitions during the year ended December 31, 2024.

	Year Ended December 31,
(in millions)	2025	2024
Payments relating to current-year acquisitions	$7.7	62.3
Payments for deferred business acquisition and earn-out obligations	19.6	7.4
Total paid for business acquisitions	$27.3	69.7
Earn-Out Payments
The following table details the number of acquisitions related to our earn-out payments, in addition to the maximum (undiscounted) amount and fair values of those earn-out payments.

($ in millions)	December 31, 2025	December 31, 2024
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	11	13
Maximum earn-out payments (undiscounted)	$75.5	108.0
Short-term earn-out liabilities (fair value)(1)	5.9	12.0
Long-term earn-out liabilities (fair value)(1)	11.3	23.8
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next five years. Refer to Note 9, Fair Value Measurements, and Note 14, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.

Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of December 31, 2025 consisted of: (i) Goodwill of $4,707.3 million, (ii) identifiable intangibles of $614.7 million to be amortized over their remaining finite useful lives and (iii) $52.0 million of identifiable intangibles with indefinite useful lives that are not amortized. Significant portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
In conjunction with our new organizational structure described more fully in Note 3, Business Segments, we reassessed our reporting units as of January 1, 2025. As a result of the changes in Real Estate Management Services and Leasing Advisory, we reassigned goodwill to these reporting units using a relative fair value approach. Under this methodology, the fair value of each impacted reporting unit was determined using a combination of the income approach and the market approach, and this resulting relative fair value was used to reassign the balance of goodwill.
We considered the change to Real Estate Management Services and Leasing Advisory reporting units a triggering event requiring the testing of our goodwill for impairment as of January 1, 2025. We performed a quantitative test relying on the discounted cash flow ("DCF") method, an income approach, and a market approach in determining the estimated fair value of these reporting units. Our analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin and the discount rate used to present value the estimated future cash flows. Our analysis indicated that no impairment existed as the estimated fair value of both Real Estate Management Services and Leasing Advisory reporting units exceeded their respective carrying values.
The following table details, by reporting segment, movements in goodwill. As a result of reassigning goodwill, only activity in periods after the reassignment are disclosed.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Software and Technology Solutions	Consolidated
Balance as of January 1, 2025	$961.2	1,372.6	1,971.5	55.9	250.1	$4,611.3
Additions, net of adjustments	—	—	8.4	—	—	8.4
Impact of exchange rate movements	13.8	32.7	39.9	1.2	—	87.6
Balance as of December 31, 2025	$975.0	1,405.3	2,019.8	57.1	250.1	$4,707.3

The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2023	$801.8	546.2	$1,348.0
Additions, net of adjustments	89.0	30.2	119.2
Adjustment for fully amortized intangibles	(39.7)	(27.2)	(66.9)
Impact of exchange rate movements	—	(5.4)	(5.4)
Balance as of December 31, 2024	851.1	543.8	1,394.9
Additions, net of adjustments	105.1	0.6	105.7
Adjustment for fully amortized intangibles	(59.4)	(218.1)	(277.5)
Impact of exchange rate movements	—	9.7	9.7
Balance as of December 31, 2025	$896.8	336.0	$1,232.8

Accumulated Amortization
Balance as of December 31, 2023	$(309.8)	(253.2)	$(563.0)
Amortization expense, net(1)	(109.9)	(66.3)	(176.2)
Adjustment for fully amortized intangibles	39.7	27.2	66.9
Impact of exchange rate movements	—	1.5	1.5
Balance as of December 31, 2024	(380.0)	(290.8)	(670.8)
Amortization expense, net (1)	(118.0)	(51.0)	(169.0)
Adjustment for fully amortized intangibles	59.4	218.1	277.5
Impact of exchange rate movements	—	(3.8)	(3.8)
Balance as of December 31, 2025	$(438.6)	(127.5)	$(566.1)

Net book value as of December 31, 2025	$458.2	208.5	$666.7
(1) Included in this amount for MSRs was $7.7 million for both 2025 and 2024, related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
The remaining weighted average amortization period of MSRs and other finite-lived identifiable intangible assets is 3.4 years and 4.5 years, respectively, and the remaining estimated future amortization expense by year, as of December 31, 2025, is presented in the following table.

(in millions)	MSRs	Other Intangibles	Total
2026	$107.2	24.7	$131.9
2027	95.5	20.0	115.5
2028	81.7	18.5	100.2
2029	63.9	17.8	81.7
2030	43.0	15.6	58.6
Thereafter	66.9	59.9	126.8
Total	$458.2	156.5	$614.7

5.     INVESTMENTS
Summarized investment balances are presented in the following table.

	December 31,
(in millions)	2025	2024
Investment Management co-investments	$505.8	406.1
Proptech Investments	353.0	372.8
Other investments	34.1	33.8
Total	$892.9	812.7
Our Investment Management co-investments are, primarily, direct investments in property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Proptech Investments are generally investments in early to mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $203.5 million and $7.3 million as of December 31, 2025 for our Investment Management business and Proptech Investments, respectively.
We evaluate our less-than-wholly-owned investments to determine whether the underlying entities are classified as variable interest entities ("VIEs"); we assess each identified VIE to determine whether we are the primary beneficiary. As of December 31, 2025 and 2024, our maximum exposure to losses related to unconsolidated VIEs was as follows:

	December 31,
(in millions)	2025	2024
Investments in unconsolidated VIEs	$194.0	190.7
Unfunded commitments	152.3	127.4
Maximum exposure to loss	$346.3	318.1
The following tables summarize the combined financial information for certain of our unconsolidated investments accounted for under the equity method or at fair value.

		December 31,
(in millions)		2025	2024
Balance Sheets:
Investments, net of depreciation		$39,519.4	36,058.9
Total assets		44,739.2	40,774.4
Mortgage indebtedness		12,537.7	11,803.7
Other borrowings		1,755.4	2,495.6
Total liabilities		18,857.3	17,525.1
Total equity		25,881.9	23,249.3

	Year Ended December 31,
(in millions)	2025	2024	2023
Statements of Operations:
Revenue	$2,951.6	2,586.2	2,403.5
Net income (loss)	1,382.4	253.5	(1,085.8)
Impairment
There were no significant other-than-temporary impairments during the years ended December 31, 2025, 2024 and 2023.

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
The table below does not include our $12.9 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

	Year Ended December 31,
(in millions)	2025	2024	2023
Fair value investments as of January 1,	$742.0	740.8	794.9
Investments	161.7	92.0	93.5
Distributions	(74.0)	(27.8)	(25.2)
Change in fair value	(24.4)	(62.4)	(197.8)
Foreign currency translation adjustments, net	11.9	(12.9)	8.5
Transfers in	26.8	12.3	66.9
Fair value investments as of December 31,	$844.0	742.0	740.8
6.     STOCK-BASED COMPENSATION
The Stock Award and Incentive Plan ("SAIP") provides for the granting of various stock awards to eligible employees of JLL. These awards have historically been RSUs which generally vest over three years (either cliff or graded vesting) and PSUs which generally vest in three years (cliff vesting), subject to performance and/or market conditions.
There were approximately 1.5 million shares available for grant under the SAIP as of December 31, 2025.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Restricted stock unit awards	$85.9	82.5	65.9
Performance stock unit awards	26.1	12.6	9.0
Total	$112.0	95.1	74.9

Restricted Stock Units and Performance Stock Units

	RSU Shares (in 000's)	PSU Shares (in 000's)	Total Shares (in 000's)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	841.3	567.0	1,408.3	$170.78
Granted	520.5	185.2	705.7	143.64
Vested	(296.8)	(257.2)	(554.0)	126.28
Forfeited	(74.9)	(36.9)	(111.8)	164.42
Unvested as of December 31, 2023	990.1	458.1	1,448.2	$175.07
Granted	500.9	168.7	669.6	210.34
Vested	(347.5)	(109.0)	(456.5)	184.86
Forfeited	(52.8)	(92.1)	(144.9)	173.88
Unvested as of December 31, 2024	1,090.7	425.7	1,516.4	$187.78
Granted	410.3	89.5	499.8	238.94
Vested	(383.5)	(20.8)	(404.3)	198.85
Forfeited	(56.6)	(121.9)	(178.5)	207.74
Unvested as of December 31, 2025	1,060.9	372.5	1,433.4	$200.75
As of December 31, 2025, we had $109.9 million of unamortized deferred compensation related to unvested RSUs and PSUs, which we anticipate to be recognized over a weighted average period of 1.2 years.
Shares vested during the years ended December 31, 2025, 2024 and 2023 had grant date fair values of $80.4 million, $84.4 million, and $70.0 million, respectively. Shares granted during the years ended December 31, 2025, 2024 and 2023 had grant date fair values of $119.4 million, $140.8 million and $101.4 million, respectively.
7.     RETIREMENT PLANS
Defined Contribution Plans
We have a qualified profit sharing plan subject to United States Internal Revenue Code Section 401(k) for eligible U.S. employees. A plan participant is allowed to contribute between 1% to 50% of their compensation to the 401(k) plan, subject to limits imposed by the IRS. We make employer matching contributions under this qualified profit sharing plan that are reflected in Compensation and benefits in the accompanying Consolidated Statements of Comprehensive Income. For 2025, 2024 and 2023 we matched 100% on the first 3% of annual compensation contributed to the plan and 50% on the next 2%. The related trust assets of this plan are managed by trustees and are excluded from the accompanying Consolidated Financial Statements. In addition, we maintain several defined contribution retirement plans for eligible non-U.S. employees. The table below provides detail of employer contributions for these plans.

	Year Ended December 31,
(in millions)	2025	2024	2023
Employer contributions (U.S. employees)	$57.0	54.8	52.1
Employer contributions (non-U.S. employees)	59.8	56.8	46.9
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

	December 31,
(in millions)	2025	2024
Projected benefit obligation	$257.9	244.9
Fair value of plan assets	299.1	285.7
Funded status and net amount recognized	$41.2	40.8

Accumulated benefit obligation	$257.9	244.9
The primary driver for the year-over-year change in projected benefit obligation was foreign exchange rates. Discount rates remained materially consistent compared with prior year.
Defined benefit pension plan amounts recorded in the Consolidated Balance Sheets are presented in the below table.

	December 31,
(in millions)	2025	2024
Pension assets (included in Other assets)	$42.7	42.8
Pension liabilities (included in Other liabilities)	(1.5)	(2.0)
Net asset recognized	$41.2	40.8

Accumulated other comprehensive loss	$102.5	94.2
Net periodic pension cost (benefit) was not material during the three-year period ended December 31, 2025.
8.     INCOME TAXES
Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
U.S. federal:
Current	$37.6	34.1	88.1
Deferred	(12.1)	(22.7)	(160.1)
	$25.5	11.4	(72.0)
State and Local:
Current	$17.8	12.8	33.4
Deferred	(1.7)	(5.7)	(54.6)
	$16.1	7.1	(21.2)
International:
Current	$197.1	120.7	161.2
Deferred	(49.2)	(6.7)	(42.3)
	$147.9	114.0	118.9
Total	$189.5	132.5	25.7
The U.S. Internal Revenue Code contains two taxes, the Base Erosion Anti-Abuse Tax and Global Intangible Low-Taxed Income Tax, for which we treat any associated income tax as a period cost and record an expense provision for any year we are subject to the taxes. Accordingly, the estimated impacts of these taxes were included in our provision for income taxes for all periods presented.
Due to the generation of net operating loss carryovers, our current tax expense increased by $13.8 million, $36.0 million and $69.1 million in 2025, 2024 and 2023, respectively, and our deferred tax expense was reduced by a corresponding amount.

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively. As such, we have included the required expanded disclosures for the year ended December 31, 2025, while disclosures for the years ended December 31, 2024 and 2023 reflect the previous disclosure requirements.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to earnings before provision for income taxes as a result of the following:

	Year Ended December 31,
($ in millions)	2025
Computed "expected" tax expense	$206.1	21.0%
State and local income tax, net of federal (national) income tax effect(1)	12.9	1.3
Foreign tax effects
Singapore
Unremitted income	(11.7)	(1.2)
Other	(4.8)	(0.5)
Other countries	21.0	2.2
Effect of cross-border tax laws
U.S. global intangible low-taxed income (GILTI)	15.0	1.5
Other	(2.6)	(0.3)
Changes in valuation allowances	(2.6)	(0.3)
Nontaxable or nondeductible items
Nontaxable deferred compensation insurance trust earnings	(17.9)	(1.8)
Nondeductible executive compensation	10.6	1.1
Effect of legal entity restructuring	(17.1)	(1.7)
Other	(8.4)	(0.9)
Changes in unrecognized tax benefits	(9.9)	(1.0)
Other, net	(1.1)	(0.1)
Grand Total	$189.5	19.3%
(1) State and local income taxes in California, the District of Columbia, Illinois, New York and New York City comprise the majority of the state and local income taxes, net of federal effect category.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes provisions altering the timing of deduction from certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The current period’s financial statements include the impact of the OBBBA provisions effective for 2025, which are primarily in the nature of timing differences which do not impact this year's effective tax rate. The OBBBA further alters the determination and rates of taxation of international earnings, effective in 2026. We are still evaluating these provisions, which may decrease overall U.S. tax on international subsidiary income.

	Year Ended December 31,
($ in millions)	2024		2023
Income tax expense at statutory rates	$142.6	21.0%	$52.9	21.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax benefit	5.4	0.8	(17.1)	(6.8)
Nondeductible expenses	13.8	2.0	7.1	2.9
International earnings taxed at various rates	(32.3)	(4.8)	(58.4)	(23.2)
Valuation allowance	12.7	1.9	41.3	16.4
Other, net	(9.7)	(1.4)	(0.1)	(0.1)
Total	$132.5	19.5%	$25.7	10.2%
With respect to international earnings taxed at varying rates, we have operations which constitute a taxable income presence in over 93 countries or other taxable jurisdictions outside of the U.S. which are treated as such by the U.S. Internal Revenue Code. Of those countries or other taxable jurisdictions, 70 had income tax rates lower than the combined U.S. federal and state income tax rate in 2025, of which some are very low tax rate jurisdictions, with combined national and municipal state or provincial rates of 25% or lower. While the U.S. federal income tax rate is 21%, after factoring in the impact of state income taxes, we do not consider the U.S. to be a very low tax rate jurisdiction. With respect to very low tax rate jurisdictions in which we operate, income from Hong Kong (16.5%) and Singapore (17%) represent the most significant components of the international earnings line item in our effective tax rate reconciliation for 2024 and 2023.
Our income (loss) before taxes from domestic (U.S.) and international sources is presented in the following table.

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic	$249.7	93.4	(175.5)
International	732.0	585.9	427.4
Total	$981.7	679.3	251.9

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
(in millions)	2025	2024
Deferred tax assets attributable to:
Accrued expenses	$533.7	472.3
U.S. federal and state loss and credit carryovers	72.4	66.2
Allowances for uncollectible accounts	37.0	37.5
International loss carryovers	361.1	330.6
Investments	24.8	20.4
Pension liabilities	30.7	27.9
Other	3.6	—
Deferred tax assets	1,063.3	954.9
Less: valuation allowances	(198.2)	(164.9)
Net deferred tax assets	$865.1	790.0

Deferred tax liabilities attributable to:
Intangible assets	297.7	277.5
Income deferred for tax purposes	13.4	26.6
Other	—	13.3
Deferred tax liabilities	$311.1	317.4
Net deferred taxes	$554.0	472.6
The increase in gross deferred tax assets in 2025 was primarily the result of accrued expenses. The increase in valuation allowances was primarily the result of additional losses incurred in countries with existing valuation allowances.
We have not provided a deferred tax liability on the unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the U.S. If repatriation of all such earnings were to occur, we would incur withholding taxes, dividend distribution taxes and potentially an amount of gain taxation which is not presently determinable.
As of December 31, 2025, we had an available U.S. federal net operating loss ("NOL") carryover of $78.1 million from acquired companies, for which we have established a full valuation allowance due to significant statutory limitations on its usage, and which will begin to expire in 2032. We have U.S. state NOL carryovers with a tax effect of $24.1 million, which expire at various dates through 2045, and international NOL carryovers of $1,449.8 million, which generally do not have expiration dates. The change in deferred tax balances for NOL carryovers from 2024 to 2025 included increases from current year losses and decreases from current year estimated utilization.
As of December 31, 2025, we believe it is more-likely-than-not the net deferred tax assets of $554.0 million will be realized based upon our estimates of future taxable income and the consideration of net operating losses, earnings trends and tax planning strategies. Valuation allowances have been provided with regard to the tax benefit of certain international NOL carryovers, for which we have concluded recognition is not yet appropriate. In 2025, we reduced valuation allowances by $9.9 million on some jurisdictions' NOLs due to the utilization or expiration of those losses; and we increased valuation allowances by $37.0 million for other jurisdictions based upon circumstances that caused us to establish or continue to provide valuation allowances on current or prior-year losses (including acquired NOL carryovers) in addition to those provided in prior years. The remaining movement in valuation allowances comparing December 31, 2025 to December 31, 2024 was attributable to the effect of changes in foreign currency exchange rates.

The following table presents net current and net non-current payable for income tax.

	December 31,
(in millions)	2025	2024
Current payable for income tax
Current payable	$305.6	286.2
Current receivable	(198.1)	(218.2)
Net current payable for income tax	$107.5	68.0

Non-current payable for income tax
Non-current payable	$50.4	62.2
Non-current receivable	—	—
Net non-current payable for income tax	$50.4	62.2
The current receivables, current payables, and noncurrent payables are included in Notes and other receivables, Accounts payable and accrued liabilities, and Other liabilities, respectively, on our Consolidated Balance Sheets.
We file income tax returns in the U.S. (including 46 states, 25 cities, the District of Columbia and Puerto Rico), the United Kingdom (including England, Scotland and Wales), Australia, Germany, The People's Republic of China (including Hong Kong and Macau), France, Japan, Singapore, India, the Netherlands, Spain and approximately 78 other countries. Generally, our open tax years include those from 2022 to the present, although reviews of taxing authorities for more recent years have been completed or are in process in a number of jurisdictions.
As of December 31, 2025, we were under examination in Belgium, Germany, Egypt, Indonesia, India, Mauritius, Pakistan, the Philippines, Poland, Portugal, Sri Lanka, Switzerland, Thailand, the U.S. and Vietnam. Also in the U.S., we were under examination in the states of Texas and Wisconsin.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is presented in the following table.

(in millions)	2025	2024
Balance as of January 1,	$73.7	71.2
Additions based on tax positions related to the current year	1.5	2.8
(Decrease) increase related to tax positions of prior years	(11.5)	1.6
Settlements with taxing authorities	—	(1.9)
Balance as of December 31,	$63.7	73.7
The recognition of tax benefits, and other changes to the amounts of our unrecognized tax benefits, may occur as the result of ongoing operations, the outcomes of audits or other examinations by tax authorities, or the passing of statutes of limitations. We do not expect changes to our unrecognized tax benefits to have a significant impact on our net income, financial position, or cash flows. We do not believe we have material tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility.
We recognize interest accrued and penalties, if any, in Income tax provision on our Consolidated Statements of Comprehensive Income. During the years ended December 31, 2025, 2024 and 2023, the amount of interest expense and penalties was not material. In addition, the amount of accrued interest related to income taxes was not material as of December 31, 2025 and 2024.

The following table presents income taxes paid (net of refunds received) to federal, state and foreign taxing authorities, including individual jurisdictions where taxes paid (net of refunds received) exceeded 5% of total taxes paid (net of refunds received).

Year Ended December 31,
(in millions)	2025
Federal	$53.4
State	15.1
Foreign
Australia	17.4
Canada	12.9
England	26.2
Japan	23.5
All other	77.5
Total Foreign	157.5
Total	$226.0
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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Short-term borrowings, Commercial paper, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency derivatives. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility, Short-term borrowings, and Commercial paper approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt are presented in the following table.

	December 31,
(in millions)	2025	2024
Long-term debt, fair value	$838.7	785.2
Long-term debt, carrying value, net of debt issuance costs	805.9	756.7
Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.

For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of December 31, 2025 and 2024, investments at fair value using NAV were $491.1 million and $367.9 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2025			2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$48.2	—	304.7	43.8	—	330.3
Foreign currency derivative assets	—	5.8	—	—	7.3	—
Warehouse receivables	—	751.2	—	—	770.7	—
Deferred compensation plan assets	—	723.6	—	—	664.0	—
Mortgage banking derivative assets	—	—	52.2	—	—	161.1
Total assets at fair value	$48.2	1,480.6	356.9	43.8	1,442.0	491.4
Liabilities
Foreign currency derivative liabilities	$—	14.2	—	—	16.3	—
Deferred compensation plan liabilities	—	731.4	—	—	658.4	—
Earn-out liabilities	—	—	17.2	—	—	35.8
Mortgage banking derivative liabilities	—	—	20.6	—	—	67.3
Total liabilities at fair value	$—	745.6	37.8	—	674.7	103.1
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in the Consolidated Statements of Comprehensive Income within Equity earnings/losses.
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
Foreign Currency Derivative Contracts
We use cross-currency swaps and foreign currency forward contracts in the normal course of business to hedge foreign currency exchange rate risk. We determine the fair values of these derivatives based on current market rates. The inputs for these valuations are Level 2 in the fair value hierarchy. We record the asset and liability positions for the contracts based on the net payable or net receivable position with the financial institutions from which we purchase these contracts.
See Note 16, Foreign Currency Derivatives and Hedging for additional details regarding these contracts.
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of December 31, 2025 and 2024, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
Deferred Compensation Plan
We maintain a deferred compensation plan for certain of our U.S. employees and members of our Board of Directors that allows them to defer portions of their compensation. We invest directly in insurance contracts which yield returns to fund these deferred compensation obligations. We recognize an asset for the amount that could be realized under these insurance contracts as of the balance sheet date, and we adjust the deferred compensation obligation to reflect the changes in the fair value of the amount owed to the employees. The inputs for this valuation are Level 2 in the fair value hierarchy. We reflect this plan on our Consolidated Balance Sheets as Deferred compensation plan assets, long-term deferred compensation plan liabilities, included in Deferred compensation, and as a reduction of equity, Shares held in trust. The components of the plan are presented in the following table.

	December 31,
(in millions)	2025	2024
Deferred compensation plan assets	$723.6	664.0
Long-term deferred compensation plan liabilities	731.4	658.4
Shares held in trust	13.8	11.8
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
Both the rate lock commitments to prospective borrowers and the forward sale contracts to prospective investors are undesignated derivatives and considered Level 3 valuations due to significant unobservable inputs related to nonperformance risk. An increase in nonperformance risk assumptions would result in a lower fair value measurement. The fair valuation is determined using discounted cash flow techniques, and the derivatives are marked to fair value through Revenue in the Consolidated Statements of Comprehensive Income.
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of December 31, 2025
Investments	$330.3	(36.8)	1.8	7.3	(0.1)	2.2	$304.7
Mortgage banking derivative assets and liabilities, net	93.8	42.6	—	167.8	(272.6)	—	31.6
Earn-out liabilities	35.8	(1.8)	0.4	0.7	(16.2)	(1.7)	17.2

(in millions)	Balance as of December 31, 2023	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)(2)	Balance as of December 31, 2024
Investments	$367.3	(53.9)	(0.6)	5.2	—	12.3	$330.3
Mortgage banking derivative assets and liabilities, net	10.3	126.4	—	126.6	(169.5)	—	93.8
Earn-out liabilities	57.5	(32.5)	(0.2)	13.4	(2.3)	(0.1)	35.8
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
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment exceeds the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. There were no significant other-than-temporary impairments during the three-year period ended December 31, 2025.

10.     DEBT
Debt is composed of the following obligations.

	December 31,
(in millions)	2025	2024
Short-term debt:
Local overdraft facilities	$2.8	18.9
Other short-term borrowings	89.9	134.9
Commercial paper, net of debt issuance costs of $0.2 and $0.7	(0.2)	199.3
Total short-term debt, net of debt issuance costs	$92.5	353.1
Credit facility, net of debt issuance costs of $8.5 and $11.4	(8.5)	88.6
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.2 and $0.3	205.1	181.2
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $4.1 and $5.6	395.9	394.4
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.4 and $0.5	204.9	181.1
Total debt, net of debt issuance costs	$889.9	1,198.4
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Pricing on the unsecured revolving credit facility (the "Facility") ranges from Adjusted Term ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of December 31, 2025 at Adjusted Term SOFR plus 0.93%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of December 31, 2025 and 2024.
The following table provides additional information on our Facility, Uncommitted Facility, and the Program collectively.

	Year Ended December 31,
($ in millions)	2025	2024
Average outstanding borrowings	$1,119.7	1,381.4
Average effective interest rate	4.9%	5.9%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we had the capacity to borrow up to $58.6 million under local overdraft facilities as of December 31, 2025. Amounts outstanding are presented in the debt table above.
As of December 31, 2025, our issuer and senior unsecured ratings were investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.

Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of December 31, 2025.
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

	Year Ended December 31,
(in millions)	2025	2024
Origination of mortgage loans	$(12,654.9)	(10,301.5)
Proceeds from the sales of mortgage loans	12,734.2	10,127.5
Net (decrease) increase in Warehouse facilities	(81.9)	178.3
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related warehouse receivables. The following table provides details regarding our Warehouse facilities lines of credit.

	December 31, 2025		December 31, 2024
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 14, 2026(1)	$114.2	700.0	341.3	700.0
SOFR plus 1.30%, expires September 11, 2026(1)	185.6	600.0	416.5	2,100.0
SOFR plus 1.40%, expires October 22, 2026(1)	338.0	1,100.0	8.8	400.0
Fannie Mae ASAP(2) program, SOFR plus 1.25%	122.0	n/a	75.3	n/a
Gross warehouse facilities	759.8	2,400.0	841.9	3,200.0
Debt issuance costs	(0.7)	n/a	(0.9)	n/a
Total warehouse facilities	$759.1	2,400.0	841.0	3,200.0
(1) Warehouse facility has been amended since prior periods. Refer to our previous filings for specific terms of agreements.
(2) As Soon As Pooled ("ASAP") funding program.
Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of December 31, 2025.
We are party to a master repurchase agreement with a maximum capacity of $1.1 billion. Transactions executed under this agreement are accounted for as secured borrowings.
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
11.     LEASES
For the years ended December 31, 2025, 2024 and 2023, operating lease expense was $189.7 million, $191.3 million and $187.4 million, respectively, and variable and short-term lease expense was $49.8 million, $50.3 million and $44.5 million, respectively. In addition, $206.6 million and $169.6 million of Operating lease right-of-use assets were obtained in exchange for lease obligations during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, our total commitments related to finance leases was $33.7 million. Leases in which we sublet do not represent a significant portion of our leasing activity.
Minimum future lease payments due in each of the next five years and thereafter, as of December 31, 2025, are presented in the table below.

(in millions)
2026	$198.1
2027	187.2
2028	155.0
2029	136.9
2030	116.7
Thereafter	320.4
Total future minimum lease payments	$1,114.3
Less imputed interest	173.2
Total	$941.1
Other information related to operating leases is as follows.

December 31, 2025
Weighted average remaining lease term	6.9 years
Weighted average discount rate	4.6%
12.     TRANSACTIONS WITH AFFILIATES
As part of our co-investment strategy, we have equity interests in real estate ventures, some of which have certain of our officers as trustees or board of director members, and from which we earn advisory and management fees.
Included in the accompanying Consolidated Financial Statements was revenue of $757.8 million, $631.7 million and $896.4 million for 2025, 2024 and 2023, respectively, as well as receivables of $139.3 million and $115.6 million as of December 31, 2025 and 2024, respectively, related to transactions with affiliates.
The outstanding balance of loans to employees are presented in the following table. The Company does not extend credit or provide personal loans to any director or executive officer of JLL.

	December 31,
(in millions)	2025	2024
Loans related to co-investments (1)	$84.2	81.0
Employee advances (2)	444.5	427.5
Total	$528.7	508.5
(1) These non-recourse loans have been made to allow employees the ability to participate in investment fund opportunities. Such amounts are included in Investments on our Consolidated Balance Sheets.
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

Professional Indemnity Insurance
To better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by us, including our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in other liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of December 31, 2025. As of December 31, 2024, a receivable of $0.5 million was included in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2022	$2.2
New claims	7.0
Prior year claims adjustments (including foreign currency changes)	5.2
Claims paid	(5.0)
December 31, 2023	9.4
New claims	1.0
Prior year claims adjustments (including foreign currency changes)	1.0
Claims paid	(7.2)
December 31, 2024	4.2
New claims	4.5
Prior year claims adjustments (including foreign currency changes)	0.1
Claims paid	(7.4)
December 31, 2025	$1.4
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of December 31, 2025 and 2024, we had loans, funded and sold, subject to loss-sharing arrangements with an aggregate unpaid principal balance of $25.8 billion and $23.0 billion, respectively.
In June of 2025, we entered into an enhanced loss-sharing agreement with Fannie Mae associated with a specific three-loan portfolio. The agreement finalized our portion of the loss at $20.6 million, which we paid in 2025; as a result, there is no residual loss exposure for the subject loans. There were no material loan losses incurred for the years ended December 31, 2025, 2024 and 2023. See "Financial Guarantees" section of Note 2, Summary of Significant Accounting Policies, for additional information.
14.    RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership, or transformation of business processes, (ii) acquisition, transaction and integration-related charges and (iii) other restructuring charges. Non-cash charges include (i) stock-based compensation expense for retention awards issued in conjunction with prior-period acquisitions, (ii) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity and (iii) asset impairment charges. Restructuring and acquisition charges are presented in the following table.

	Year Ended December 31,
(in millions)	2025	2024	2023
Severance and other employment-related charges	$42.2	27.1	62.1
Restructuring, pre-acquisition and post-acquisition charges	32.2	26.3	39.6
Stock-based compensation expense for post-acquisition retention awards	2.7	2.3	3.4
Fair value adjustments to earn-out liabilities	(1.8)	(32.6)	(4.4)
Restructuring and acquisition charges	$75.3	23.1	100.7
We expect nearly all cash-based charges related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of December 31, 2025 will be paid during the next twelve months.
15.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below presents the changes in Accumulated other comprehensive income (loss) by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2023	$(63.8)	(527.7)	$(591.5)
Other comprehensive income (loss) before reclassification	6.6	(72.4)	(65.8)
Amounts reclassified from AOCI after tax expense of $0.6, $- and $0.6	1.7	8.7	10.4
Other comprehensive income (loss) after tax expense of $2.2, $- and $2.2	8.3	(63.7)	(55.4)
Balance as of December 31, 2024	(55.5)	(591.4)	(646.9)
Other comprehensive (loss) income before reclassification	(10.1)	82.3	72.2
Amounts reclassified from AOCI after tax expense of $0.8, $- and $0.8	2.2	—	2.2
Other comprehensive (loss) income after tax benefit of $0.5, $- and $0.5	(7.9)	82.3	74.4
Balance as of December 31, 2025	$(63.4)	(509.1)	$(572.5)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.
16.     FOREIGN CURRENCY DERIVATIVES AND HEDGING
We use derivative financial instruments in the normal course of business to hedge foreign currency exchange rate risk. We do not use derivative financial instruments for trading or speculative purposes.
We enter into cross-currency swaps to hedge the foreign currency exposure arising from our net investments in foreign operations. These swaps are designated as net investment hedges. The resulting gains and losses from these derivatives offset the foreign currency translation gains and losses on the associated net investments, both recorded as a component of AOCI. The initial value of any excluded components from the assessment of effectiveness are recognized using a systematic and rational method over the life of the hedging instrument. The interest accrual component of cross-currency swaps is reported directly in earnings.
We enter into foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These derivatives do not qualify for hedge accounting treatment. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances such that the impact to net income was not significant for any of the three years ended December 31, 2025.

We are exposed to credit risk in the event of nonperformance of the counterparties under the derivative contracts. We manage this risk by entering transactions with major financial institutions, monitoring their credit ratings and diversifying our positions across counterparties. Our derivatives are subject to a master netting arrangement that allow for net settlement of contracts with the same counterparties. There are currently no requirements for the Company to post collateral.
During the year ended December 31, 2025, we entered into cross-currency swaps designated as net investment hedges to hedge the net investments of euro, Japanese yen, Swiss franc and Canadian dollar functional currency foreign subsidiaries. As of December 31, 2025, the total notional of these swaps was $805.8 million which will mature between 2030 and 2035.
During the year ended December 31, 2025, we entered into forward contracts to hedge foreign currency risk that were not designated as hedges which generally have a maturity of less than 90 days. Forward contracts outstanding as of December 31, 2025 will mature on March 17, 2026. The following table details the gross notional value and net basis of these contracts.

	December 31,
(in billions)	2025	2024
Foreign currency forward contracts, gross notional value	$2.04	2.21
Foreign currency forward contracts, net basis	1.23	1.08
The following table summarizes the asset and liability positions of our derivatives on a gross basis and the net asset or net liability position with the financial institutions from which we purchase these contracts.

	Fair Value Asset		Fair Value Liability
	December 31,		December 31,
(in millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Net investment hedges:
Gross amount of derivative	$3.6	—	$10.0	—
Offsetting derivative	(1.1)	—	(1.1)	—
Net amount of net investment hedges	$2.5	—	$8.9	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Gross amount of derivative	$2.2	7.3	$4.2	16.3
Offsetting derivative	(0.6)	(2.4)	(0.6)	(2.4)
Net amount of foreign currency forward contracts	$1.6	4.9	$3.6	13.9
Total derivatives at fair value	$4.1	$4.9	$12.5	13.9
Derivatives designated as hedging instruments are presented in Other long-term assets or Other long-term liabilities. Those not designated as hedging instruments are presented in Restricted cash, prepaid and other assets or Other current liabilities.
See Note 9, Fair Value Measurements for additional information on derivative instruments accounted for at fair value.
The following table summarizes the pre-tax impact of the outstanding derivatives on the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
(in millions)	2025	2024	2023
Derivatives designated as hedging instruments:
Interest income	$2.5	—	—
Loss recognized in Accumulated other comprehensive loss	6.4	—	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Operating, administrative and other	$9.0	(22.1)	5.2
We did not enter into any net investment hedges for the periods ended December 31, 2024 and 2023. As such, there was no impact to these periods.

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
Based on management's evaluation as of December 31, 2025, the principal executive officer and principal financial officer of the Company have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded our internal control over financial reporting was effective as of December 31, 2025.
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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes to the Company's internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 9, 2025, Deborah McAneny, a Director of the Company, entered into a pre-planned stock trading arrangement (the “McAneny Trading Plan”) designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy.
The McAneny Trading Plan provides for the sale of up to 3,352 shares of the Company’s common stock subject to certain price thresholds. Sales under the McAneny Trading Plan may commence no earlier than March 10, 2026, and will terminate on the earlier of December 9, 2026, or when all shares under the McAneny Trading Plan have been sold.
On December 19, 2025, the Company’s Chief Executive Officer Christian Ulbrich entered into a pre-planned stock trading arrangement (the “Ulbrich Trading Plan”) designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy.
The Ulbrich Trading Plan provides for the sale of up to 30,000 shares of the Company’s common stock subject to certain price thresholds and with no more than 2,000 shares being sold on any trading day. Sales under the Ulbrich Trading Plan may commence no earlier than June 17, 2026, and will terminate on the earlier of December 31, 2026, or when all shares under the Ulbrich Trading Plan have been sold.

On December 23, 2025, Anne Bloxam, the spouse of Richard Bloxam, the Company’s CEO of Capital Markets, entered into a pre-planned stock trading arrangement (the “Anne Bloxam Trading Plan”) designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy.
The Anne Bloxam Trading Plan provides for the sale of up to 5,440 shares of the Company’s common stock. Sales under the Anne Bloxam Trading Plan may commence no earlier than March 24, 2026, and will terminate on the earlier of June 18, 2026, or when all shares under the Anne Bloxam Trading Plan have been sold.
No other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 1 408(a) or Regulation S-K during the quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 28, 2026 ("Proxy Statement"), under the captions "Corporate Governance - Item 1 - Election of Directors" and "Executive Officers" is incorporated herein by reference. The information in the Proxy Statement required by Item 405 of Regulation S-K under the caption "Security Ownership - Delinquent Section 16 Reports" is incorporated herein by reference. The information in the Proxy Statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption "Corporate Governance - Board Committees" is incorporated herein by reference.
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

	December 31, 2025
(in thousands, except exercise price) PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders
SAIP	1,433	$200.75	1,540
ESPP	n/a	n/a	113
Subtotal	1,433		1,653
Equity compensation plans not approved by security holders
SAYE (1)	—	—	281
Total	1,433		1,934
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K in the Proxy Statement under the caption "Security Ownership - Certain Relationships and Related Transactions" is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K in the Proxy Statement under the caption "Corporate Governance-Director Independence" is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company's independent registered public accounting firm is KPMG, LLP, Chicago, IL, Auditor Firm ID: 185.
The information required by this Item 14 is set forth in the Proxy Statement under the captions "Audit Matters - Information About Our Independent Registered Public Accounting Firm" and incorporated herein by reference.

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
Power of Attorney
Jones Lang LaSalle Incorporated, a Maryland corporation, and the undersigned Directors and officers of Jones Lang LaSalle Incorporated, hereby constitutes and appoints Christian Ulbrich, Kelly Howe and Benjamin Hawke its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 18, 2019, by and among Jones Lang LaSalle Incorporated, JLL CM, Inc., JLL CMD, LLC and HFF, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 21, 2019 (File No. 001-13145))

3.1	Articles of Restatement of Jones Lang LaSalle Incorporated filed with the Maryland Department of Assessments and Taxation on June 24, 2014 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-13145))

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective as of December 11, 2023 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 11, 2023 (File No. 001-13145))

4.1	Form of certificate representing shares of Jones Lang LaSalle Incorporated common stock (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-13145))

4.2	Indenture, dated as of November 9, 2012 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 9, 2012 (File No. 001-13145))

4.3	Second Supplemental Indenture, dated as of November 13, 2023 between Jones Lang LaSalle Incorporated and The Bank of New York Mellon Trust Company, National Association as trustee, for the issuance of 6.875% Senior Notes due 2028, including the Form of 6.875% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Report on Form 8-K dated November 8, 2023 (File No. 001-13145))

4.4	Description of Jones Lang LaSalle Incorporated Capital Stock (Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145))

10.1	Second Amended and Restated Multicurrency Credit Agreement, dated as of June 21, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2016 (File No. 001-13145))

10.2	Amendment No.1, dated May 16, 2018 to the Second Amended and Restated Multicurrency Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.3	Amendment No.2 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 16, 2021 (File No. 001-13145))

10.4	Amendment No. 3 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 16, 2022 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.5	Amendment No. 4 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of August 31, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of August 31, 2022 (File No. 001-13145))

10.6	Amendment No. 5 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of November 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2023 (File No. 001-13145))

10.7	Amendment No. 6 to the Second Amended and Restated Multicurrency Credit Agreement, dated as of July 3, 2024 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-13145)

10.8	Uncommitted Money Market Line Credit Agreement, dated as of November 3, 2022, between Jones Lang LaSalle Incorporated and Societe Generale (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated as of November 3, 2022 (File No. 001-13145))

10.9+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for the Non-Executive Directors' Annual Grants (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

EXHIBIT
NUMBER	DESCRIPTION
10.10+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement (Under the 2017 Stock Award and Incentive Plan) used for certain Employees'; Incentive Grants. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-13145))

10.11+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-13145))

10.12+	2019 Stock Award and Incentive Plan, effective as of May 29, 2019 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 29, 2019 and incorporated by reference to ANNEX C to the Proxy Statement included in Schedule 14A filed on April 18, 2019 (File No. 001-13145)).

10.13+	Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 27, 2021 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 27, 2021 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 16, 2021 (File No. 001-13145)).

10.14+	Second Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 25, 2023 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 25, 2023 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 14, 2023 (File No. 001-13145)).

10.15+	Third Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 22, 2024 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 22, 2024 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 12, 2024 (File No. 001-13145)

10.16+	Fourth Amended and Restated 2019 Stock Award and Incentive Plan, effective as of May 21, 2025 (as approved by the Shareholders of Jones Lang LaSalle Incorporated on May 21, 2025 and incorporated by reference to Annex C to the Proxy Statement included in Schedule 14A filed on April 11, 2025 (File No. 001-13145)

10.17+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for certain Employees' Incentive Grants under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.18+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Employees' Annual Grants Agreement under the 2019 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-13145)

10.19+	Form of Jones Lang LaSalle Incorporated Performance Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.20+	Form of Jones Lang LaSalle Incorporated Restricted Stock Unit Agreement used for Global Executive Board Member Incentive Grants under the Second Amended and Restated 2019 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.21+	Jones Lang LaSalle Incorporated Amended and Restated Severance Pay Plan, effective April 1, 2025 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-13145))

10.22+	LaSalle Investment Management Long Term Incentive Compensation Program, amended and restated January 1, 2013 (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-13145))

10.23+	Jones Lang LaSalle Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13145))

10.24+	Jones Lang LaSalle Incorporated First Amendment to Deferred Compensation Plan dated as of December 5, 2011 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, dated March 28, 2012 (File No. 333-180405))

EXHIBIT
NUMBER	DESCRIPTION

10.25+	Jones Lang LaSalle Incorporated Second Amendment to Deferred Compensation Plan, dated as of March 25, 2014 (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.26+	Jones Lang LaSalle Incorporated Third Amendment to Deferred Compensation Plan, dated as of October 1, 2018 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.27+	Jones Lang LaSalle Incorporated Fourth Amendment to Deferred Compensation Plan, dated as of July 1, 2019 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.28+	Jones Lang LaSalle Incorporated Fifth Amendment to Deferred Compensation Plan, dated as of June 15, 2020 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.29+	Jones Lang LaSalle Incorporated Sixth Amendment to Deferred Compensation Plan, dated as of January 1, 2022 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-13145))

10.30+	Jones Lang LaSalle Deferred Compensation Plan (Amended and Restated as of January 1, 2024) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145))

10.31+	Jones Lang LaSalle Incorporated GEB 2015-2020 Long-Term Incentive Compensation Program, effective as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated July 15, 2015 (File 001-13145))

10.32+	Letter Agreement, dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 25, 2016 (File 001-13145))

10.33+	Amendment, dated August 1, 2022, to the Letter Agreement dated August 23, 2016 between Jones Lang LaSalle Incorporated and Christian Ulbrich (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-13145))

10.34+
Letter Agreement, dated September 22, 2019 between Jones Lang LaSalle Incorporated and Mihir Shah (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-13145))

10.35+	Letter Agreement, dated June 18, 2020, between Jones Lang LaSalle Incorporated and Karen Brennan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 2020 (File No. 001-13145))

10.36+	Form Change in Control Agreement for Global Executive Board (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 4, 2021 (File No. 001-13145))

10.37+	Jones Lang LaSalle Incorporated Global Executive Board Annual Incentive Plan, dated as of February 23, 2024 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-13145)

10.38+	Letter Agreement, dated May 1, 2025, between Jones Lang LaSalle Incorporated and Kelly Howe (Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-13145)

11	Statement concerning computation of per share earnings (filed in Item 8, Consolidated Statements of Comprehensive Income)

19	Jones Lang LaSalle Incorporated Policy on Trading in Company Securities (Incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-13145)

21.1*	List of Subsidiaries

EXHIBIT
NUMBER	DESCRIPTION
23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (Set forth on page preceding signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Jones Lang LaSalle Incorporated Policy on Recoupment of Incentive Compensation as adopted on September 7, 2023 (Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-13145))

97.1*	Jones Lang LaSalle Incorporated Amended and Restated Policy on Recoupment of Incentive Compensation as adopted on January 1, 2026

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2026.

JONES LANG LASALLE INCORPORATED

By	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 2026.

Signature	Title

/s/ Siddharth N. Mehta	Chairman of the Board of Directors and Director
Siddharth N. Mehta

/s/ Christian Ulbrich	President, Chief Executive Officer and Director
Christian Ulbrich	(Principal Executive Officer)

/s/ Kelly Howe	Chief Financial Officer
Kelly Howe	(Principal Financial Officer)

/s/ Benjamin Hawke	Chief Accounting Officer
Benjamin Hawke	(Principal Accounting Officer)

/s/ Hugo Bagué	Director
Hugo Bagué

/s/ Matthew Carter, Jr.	Director
Matthew Carter, Jr.

/s/ Catherine Clay	Director
Catherine Clay

/s/ Susan Gore	Director
Susan Gore

/s/ Tina Ju	Director
Tina Ju

/s/ Bridget Macaskill	Director
Bridget Macaskill

/s/ Deborah H. McAneny	Director
Deborah H. McAneny

/s/ Moses Ojeisekhoba	Director
Moses Ojeisekhoba

/s/ Jeetu Patel	Director
Jeetu Patel

/s/ Larry Quinlan	Director
Larry Quinlan

/s/ Efrain Rivera	Director
Efrain Rivera