Form 10-Q
period 2026-03-31
JONES LANG LASALLE INC
filed 2026-04-30
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on April 27, 2026 was 46,393,575.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$436.2	599.1
Trade receivables, net of allowance of $67.3 and $62.2	2,161.7	2,302.8
Notes and other receivables	443.0	450.0
Reimbursable receivables	3,162.5	3,105.0
Warehouse receivables	1,141.8	751.2
Short-term contract assets, net of allowance of $1.5 and $1.8	342.9	340.1
Restricted cash, prepaid and other	616.6	631.2
Total current assets	8,304.7	8,179.4
Property and equipment, net of accumulated depreciation of $1,358.1 and $1,317.7	634.0	630.6
Operating lease right-of-use assets	681.7	712.3
Goodwill	4,691.0	4,707.3
Identified intangibles, net of accumulated amortization of $593.3 and $566.1	650.3	666.7
Investments, including $833.8 and $844.0 at fair value	886.6	892.9
Long-term receivables	415.3	419.4
Deferred tax assets, net	602.7	610.0
Deferred compensation plan	751.8	723.6
Other	270.2	258.9
Total assets	$17,888.3	17,801.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,223.7	1,398.1
Reimbursable payables	2,261.4	2,539.6
Accrued compensation and benefits	1,302.6	1,929.6
Short-term borrowings	167.1	92.7
Commercial paper, net of debt issuance costs of $0.1 and $0.2	614.9	(0.2)
Short-term contract liabilities and deferred income	228.6	237.2
Warehouse facilities	1,163.0	759.1
Short-term operating lease liabilities	160.9	166.7
Other	264.7	263.8
Total current liabilities	7,386.9	7,386.6
Credit facility, net of debt issuance costs of $7.7 and $8.5	332.3	(8.5)
Long-term debt, net of debt issuance costs of $4.3 and $4.7	798.9	805.9
Deferred tax liabilities, net	61.0	56.0
Deferred compensation	742.3	737.2
Long-term operating lease liabilities	738.4	774.4
Other	401.9	426.5
Total liabilities	10,461.7	10,178.1
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 46,303,700 and 46,945,754 outstanding	0.5	0.5
Additional paid-in capital	1,974.4	2,068.6
Retained earnings	7,228.1	7,114.0
Treasury stock, at cost, 5,816,848 and 5,174,794 shares	(1,297.3)	(1,094.0)
Shares held in trust	(13.9)	(13.8)
Accumulated other comprehensive loss	(584.9)	(572.5)
Total Company shareholders’ equity	7,306.9	7,502.8
Noncontrolling interest	119.7	120.2
Total equity	7,426.6	7,623.0
Total liabilities and equity	$17,888.3	17,801.1
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended March 31,
	2026	2025
Revenue	$6,386.5	5,746.4
Operating expenses:
Compensation and benefits	$2,936.1	2,674.6
Operating, administrative and other	3,182.7	2,860.5
Depreciation and amortization	57.8	71.6
Restructuring and acquisition charges	5.3	19.7
Total operating expenses	$6,181.9	5,626.4
Operating income	$204.6	120.0
Interest expense, net of interest income	17.0	24.6
Equity earnings (losses)	7.5	(25.6)
Other income	2.4	1.7
Income before income taxes and noncontrolling interest	197.5	71.5
Income tax provision	38.1	14.0
Net income	159.4	57.5
Net income attributable to noncontrolling interest	0.4	2.2
Net income attributable to common shareholders	$159.0	55.3
Basic earnings per common share	$3.40	1.17
Basic weighted average shares outstanding (in 000's)	46,835	47,466
Diluted earnings per common share	$3.33	1.14
Diluted weighted average shares outstanding (in 000's)	47,802	48,376
Net income attributable to common shareholders	$159.0	55.3
Change in pension liabilities, net of tax	—	(0.5)
Foreign currency translation adjustments	(12.4)	36.8
Comprehensive income attributable to common shareholders	$146.6	91.6
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2025	46,945,754	$0.5	2,068.6	7,114.0	(13.8)	(1,094.0)	(572.5)	120.2	$7,623.0
Net income	—	—	—	159.0	—	—	—	0.4	159.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	246,256	—	(87.5)	(44.9)	—	70.1	—	—	(62.3)
Stock-based compensation	—	—	23.3	—	—	—	—	—	23.3
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Repurchase of common stock, including excise tax	(888,310)	—	(30.0)	—	—	(273.4)	—	—	(303.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(12.4)	—	(12.4)
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.9)	(0.9)
March 31, 2026	46,303,700	$0.5	1,974.4	7,228.1	(13.9)	(1,297.3)	(584.9)	119.7	$7,426.6

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2024	47,415,584	$0.5	2,032.7	6,334.9	(11.8)	(937.9)	(646.9)	123.6	$6,895.1
Net income	—	—	—	55.3	—	—	—	2.2	57.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	171,231	—	(52.8)	(7.2)	—	34.1	—	—	(25.9)
Stock-based compensation	—	—	22.0	—	—	—	—	—	22.0
Shares held in trust	—	—	—	—	(0.3)	—	—	—	(0.3)
Repurchase of common stock	(73,364)	—	—	—	—	(19.7)	—	—	(19.7)
Change in pension liabilities, net of tax	—	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustments	—	—	—	—	—	—	36.8	—	36.8
Decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
March 31, 2025	47,513,451	$0.5	2,001.9	6,383.0	(12.1)	(923.5)	(610.6)	122.9	$6,962.1
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$159.4	57.5
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	57.8	71.6
Equity (earnings) losses	(7.5)	25.6
Distributions of earnings from investments	5.2	1.6
Provision for loss on receivables and other assets	3.8	9.4
Amortization of stock-based compensation	23.3	22.0
Net non-cash mortgage servicing rights and mortgage banking derivative activity	5.5	12.9
Accretion of interest and amortization of debt issuance costs	1.4	1.7
Other, net	4.5	6.9
Change in:
Receivables	121.5	163.5
Reimbursable receivables and reimbursable payables	(340.8)	(271.8)
Prepaid expenses and other assets	11.9	(24.0)
Income taxes receivable, payable and deferred	(11.6)	(22.7)
Accounts payable, accrued liabilities and other liabilities	(147.1)	(171.3)
Accrued compensation (including net deferred compensation)	(642.3)	(650.5)
Net cash used in operating activities	(755.0)	(767.6)
Cash flows from investing activities:
Net capital additions – property and equipment	(64.9)	(44.5)
Capital contributions to investments	(17.7)	(112.9)
Distributions of capital from investments	21.8	4.9
Other, net	(0.5)	(0.3)
Net cash used in investing activities	(61.3)	(152.8)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,482.0	2,232.0
Repayments of borrowings under credit facility	(1,142.0)	(1,912.0)
Proceeds from issuance of commercial paper	1,575.0	1,000.0
Repayments of commercial paper	(960.0)	(300.0)
Net proceeds from (repayments of) short-term borrowings	73.4	(67.2)
Payments of deferred business acquisition obligations and earn-outs	(8.5)	(0.6)
Repurchase of common stock	(300.0)	(19.7)
Other, net	(70.5)	(31.8)
Net cash provided by financing activities	649.4	900.7
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(12.7)	11.7
Net change in cash, cash equivalents and restricted cash	(179.6)	(8.0)
Cash, cash equivalents and restricted cash, beginning of the period	898.9	652.7
Cash, cash equivalents and restricted cash, end of the period	$719.3	644.7
Supplemental disclosure of cash flow information:
Restricted cash, beginning of period	$299.8	236.5
Restricted cash, end of period	283.1	212.3
Cash paid during the period for:
Interest	$11.3	19.3
Income taxes, net of refunds	54.7	31.0
Operating leases	52.2	48.7
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.INTERIM INFORMATION
Readers of this quarterly report should refer to the audited financial statements of Jones Lang LaSalle Incorporated ("JLL," which may also be referred to as "the Company," "we," "us" or "our") for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") and also available on our website (www.jll.com), since we have omitted from this quarterly report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to the "Summary of Critical Accounting Policies and Estimates" section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further discussion of our significant accounting policies and estimates.
Our Consolidated Financial Statements as of March 31, 2026, and for the periods ended March 31, 2026 and 2025, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
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
Accelerated share repurchase program
In March 2026, we entered into an Accelerated Share Repurchase ("ASR") program, whereby we made an upfront payment of $200.0 million and received initial delivery of approximately 587,000 shares at a price of $289.52 per share. These shares represented a portion of the prepayment amount, and the remainder of the shares associated with this ASR will be delivered on contractual settlement dates during the second quarter.

2.NEW ACCOUNTING STANDARDS
Recently adopted accounting guidance
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. We adopted this guidance for the interim periods beginning January 1, 2026 and elected to apply the practical expedient, which assumes that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets. This ASU did not have a material impact on our financial statements or results of operations.
Recently issued accounting guidance
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU will result in expanded disclosures related to expenses but will have no impact on our financial statements or results of operations.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements under U.S. GAAP for all entities preparing interim financial statements and notes. The ASU improves the navigability of Topic 270, specifies the form and content of interim financial statements and notes, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle for condensed interim financial statements requiring disclosure of events with a material effect since the end of the previous annual period. This ASU is effective for interim periods in fiscal years beginning after December 15, 2027, for public business entities, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue excluded from scope of ASC Topic 606	$80.5	70.4
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

(in millions)	March 31, 2026	December 31, 2025
Contract assets, gross	$408.9	407.1
Contract asset allowance	(3.7)	(3.9)
Contract assets, net	$405.2	403.2

Contract liabilities	$166.3	187.3
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

4.BUSINESS SEGMENTS
Effective January 1, 2026, we began reporting Software and Technology Solutions (historically a standalone reporting segment) as a fifth business line within Real Estate Management Services. In addition, the revenue disaggregation within Leasing Advisory was collapsed and the presentation of Investment Management revenue was simplified to reflect two captions: Advisory fees and Incentive and transaction fees. Prior period financial information was recast to conform with these presentation changes.
We manage and report our operations as four global business segments:
(1) Real Estate Management Services,
(2) Leasing Advisory,
(3) Capital Markets Services, and
(4) Investment Management.
Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, portfolio and other services, and software and technology solutions. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total assets information. Therefore, we have not disclosed asset information by segment. As of March 31, 2026, we continue to define our Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended March 31,
(in millions)	2026	2025
Workplace Management	$3,582.9	3,263.6
Project Management	844.0	747.5
Property Management	471.1	445.6
Portfolio Services and Other	110.9	112.7
Software & Technology Solutions	56.8	57.1
Revenue	$5,065.7	4,626.5
Less:
Platform compensation and benefits	$505.6	479.5
Platform operating, administrative and other	163.1	153.2
Gross contract costs	4,330.8	3,931.0
Add:
Equity earnings	0.5	0.4
Other segment items	(1.3)	(2.2)
Adjusted EBITDA	$65.4	61.0
Depreciation and amortization(1)	$32.2	36.9
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$686.3	586.1
Less:
Platform compensation and benefits	$498.6	426.8
Platform operating, administrative and other	68.1	60.4
Gross contract costs	2.4	2.0
Add:
Equity losses	(0.1)	—
Other segment items	(0.2)	0.1
Adjusted EBITDA	$116.9	97.0
Depreciation and amortization	$11.5	12.0

Capital Markets Services	Three Months Ended March 31,
(in millions)	2026	2025
Investment Sales, Debt/Equity Advisory and Other	$402.5	312.6
Value and Risk Advisory	89.3	81.6
Loan Servicing	43.4	41.1
Revenue	$535.2	435.3
Less:
Platform compensation and benefits	$390.1	329.5
Platform operating, administrative and other	73.8	70.7
Gross contract costs	0.9	1.1
Add:
Equity earnings	0.3	1.6
Net non-cash MSR and mortgage banking derivative activity	5.5	12.9
Other segment items	0.9	0.1
Adjusted EBITDA	$77.1	48.6
Depreciation and amortization	$10.4	18.9

Investment Management	Three Months Ended March 31,
(in millions)	2026	2025
Advisory fees	$89.9	89.3
Incentive and transaction fees	9.4	9.2
Revenue	$99.3	98.5
Less:
Platform compensation and benefits	$59.2	58.3
Platform operating, administrative and other	16.5	16.3
Gross contract costs	8.6	8.2
Add:
Other segment items	—	0.1
Adjusted EBITDA	$15.0	15.8
Depreciation and amortization	$2.8	2.9
Equity earnings (losses)	$5.5	(6.1)

The following table is a reconciliation of segment revenue to consolidated revenue.

	Three Months Ended March 31,
(in millions)	2026	2025
Real Estate Management Services	$5,065.7	4,626.5
Leasing Advisory	686.3	586.1
Capital Markets Services	535.2	435.3
Investment Management	99.3	98.5
Total revenue	$6,386.5	5,746.4
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders. The balances and activity associated with our investments (inclusive of convertible notes receivable) in proptech funds and early-to-mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment and are reported in All Other below.

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted EBITDA - Real Estate Management Services	$65.4	61.0
Adjusted EBITDA - Leasing Advisory	116.9	97.0
Adjusted EBITDA - Capital Markets Services	77.1	48.6
Adjusted EBITDA - Investment Management	15.0	15.8
Adjusted EBITDA - All Other	(0.8)	2.4
Adjusted EBITDA - Consolidated	$273.6	224.8
Adjustments:
Restructuring and acquisition charges	$(5.3)	(19.7)
Interest on employee loans, net of forgiveness	2.5	1.6
Equity earnings (losses) - Investment Management and Proptech Investments(1)	6.0	(28.7)
Credit losses on convertible note investments	(0.3)	(0.5)
Net non-cash MSR and mortgage banking derivative activity	(5.5)	(12.9)
Interest expense, net of interest income	(17.0)	(24.6)
Income tax provision	(38.1)	(14.0)
Depreciation and amortization(1)	(56.9)	(70.7)
Net income attributable to common shareholders	$159.0	55.3
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

	Three Months Ended March 31,
(in millions)	2026	2025
Payments relating to current-year acquisitions	$—	—
Payments for deferred business acquisition and earn-out obligations	8.5	0.6
Total paid for business acquisitions	$8.5	0.6
Earn-Out Payments
The following table details the number of acquisitions related to our earn-out payments, in addition to the maximum (undiscounted) amount and fair values of those earn-out payments

($ in millions)	March 31, 2026	December 31, 2025
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	11	11
Maximum earn-out payments (undiscounted)	$75.4	75.5
Short-term earn-out liabilities (fair value)(1)	8.2	5.9
Long-term earn-out liabilities (fair value)(1)	9.5	11.3
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next four years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of March 31, 2026 consisted of: (i) goodwill of $4,691.0 million, (ii) identifiable intangibles of $599.1 million amortized over their remaining finite useful lives and (iii) $51.2 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
In conjunction with our evolving organizational structure described more fully in Note 4, Business Segments, we reassessed our reporting units as of January 1, 2026. As a result of reporting Software and Technology Solutions (historically a standalone reporting segment) as a fifth business line within Real Estate Management Services, the goodwill previously attributed to the Software and Technology Solutions reporting unit was combined with the goodwill of the Real Estate Management Services reporting unit.
We considered the change to Software and Technology Solutions and Real Estate Management Services reporting units a triggering event requiring the testing of our goodwill for impairment as of January 1, 2026. We performed a quantitative test relying on the discounted cash flow ("DCF") method, an income approach, and a market approach in determining the estimated fair value of these reporting units. Our analysis relied on significant judgments and assumptions in determining the inputs, specifically, forecasted revenue growth, forecasted profitability margin and the discount rate used to present value the estimated future cash flows. Our analysis indicated that no impairment existed, as the estimated fair value of both the Software and Technology Solutions and Real Estate Management Services reporting units exceeded their respective carrying values.

The following table details, by reporting segment, movements in goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2026	$1,225.1	1,405.3	2,019.8	57.1	$4,707.3
Impact of exchange rate movements	(3.4)	(5.2)	(7.4)	(0.3)	(16.3)
Balance as of March 31, 2026	$1,221.7	1,400.1	2,012.4	56.8	$4,691.0

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2025	$1,211.3	1,372.6	1,971.5	55.9	$4,611.3
Impact of exchange rate movements	3.7	12.8	14.2	0.5	31.2
Balance as of March 31, 2025	$1,215.0	1,385.4	1,985.7	56.4	$4,642.5
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2025	$896.8	336.0	$1,232.8
Additions, net of adjustments	21.4	—	21.4
Adjustment for fully amortized intangibles	(9.6)	—	(9.6)
Impact of exchange rate movements	—	(1.0)	(1.0)
Balance as of March 31, 2026	$908.6	335.0	$1,243.6

Accumulated Amortization
Balance as of December 31, 2025	$(438.6)	(127.5)	$(566.1)
Amortization expense, net(1)	(30.3)	(6.8)	(37.1)
Adjustment for fully amortized intangibles	9.6	—	9.6
Impact of exchange rate movements	—	0.3	0.3
Balance as of March 31, 2026	$(459.3)	(134.0)	$(593.3)

Net book value as of March 31, 2026	$449.3	201.0	$650.3
(1) Included in this amount for MSRs was $2.0 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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
(1) Included in this amount for MSRs was $0.8 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of March 31, 2026 and December 31, 2025 are presented in the following table.

(in millions)	March 31, 2026	December 31, 2025
Investment Management co-investments	$495.0	505.8
Proptech Investments	357.6	353.0
Other investments	34.0	34.1
Total	$886.6	892.9
Our Investment Management co-investments are primarily direct investments in property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Proptech Investments are generally investments in early-to-mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $196.7 million and $6.6 million as of March 31, 2026 for our Investment Management business and Proptech Investments, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments for the three months ended March 31, 2026 and 2025.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include our $16.9 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(in millions)	2026	2025
Fair value investments as of January 1,	$844.0	742.0
Investments	11.8	115.7
Distributions	(26.3)	(6.0)
Change in fair value, net	7.6	(27.7)
Foreign currency translation adjustments, net	(3.3)	7.4
Transfers in	—	24.6
Fair value investments as of March 31,	$833.8	856.0
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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Commercial paper, Short-term borrowings, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency derivatives. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility, Commercial paper and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt are presented in the following table.

(in millions)	March 31, 2026	December 31, 2025
Long-term debt, fair value	$824.9	838.7
Long-term debt, carrying value, net of debt issuance costs	798.9	805.9

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of March 31, 2026 and December 31, 2025, investments at fair value using NAV were $483.3 million and $491.1 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	March 31, 2026			December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$44.8	—	305.7	48.2	—	304.7
Foreign currency derivative assets	—	18.7	—	—	5.8	—
Warehouse receivables	—	1,141.8	—	—	751.2	—
Deferred compensation plan assets	—	751.8	—	—	723.6	—
Mortgage banking derivative assets	—	—	70.4	—	—	52.2
Total assets at fair value	$44.8	1,912.3	376.1	48.2	1,480.6	356.9
Liabilities
Foreign currency derivative liabilities	$—	9.7	—	—	14.2	—
Deferred compensation plan liabilities	—	740.9	—	—	731.4	—
Earn-out liabilities	—	—	17.7	—	—	17.2
Mortgage banking derivative liabilities	—	—	23.8	—	—	20.6
Total liabilities at fair value	$—	750.6	41.5	—	745.6	37.8
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
See Note 12, Foreign Currency Derivatives and Hedging for additional details regarding these contracts.
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of March 31, 2026 and December 31, 2025, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
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

(in millions)	March 31, 2026	December 31, 2025
Deferred compensation plan assets	$751.8	723.6
Long-term deferred compensation plan liabilities	740.9	731.4
Shares held in trust	13.9	13.8
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

(in millions)	Balance as of December 31, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Balance as of March 31, 2026
Investments	$304.7	1.7	(0.7)	—	—	$305.7
Mortgage banking derivative assets and liabilities, net	31.6	37.5	—	34.7	(57.2)	46.6
Earn-out liabilities	17.2	0.5	—	—	—	17.7

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers out	Balance as of March 31, 2025
Investments	$330.3	(19.9)	0.7	—	(0.1)	—	$311.0
Mortgage banking derivative assets and liabilities, net	93.8	7.3	—	30.0	(114.4)	—	16.7
Earn-out liabilities	35.8	3.9	0.1	—	(0.1)	(2.2)	37.5
(1) CTA: Currency translation adjustments
Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity earnings/losses
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue
Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the three months ended March 31, 2026 or 2025. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.
8.DEBT
Debt is composed of the following obligations.

($ in millions)	March 31, 2026	December 31, 2025
Short-term debt:
Local overdraft facilities	$12.8	2.8
Other short-term borrowings	154.3	89.9
Commercial paper, net of debt issuance costs of $0.1 and $0.2	614.9	(0.2)
Total short-term debt, net of debt issuance costs	$782.0	92.5
Credit facility, net of debt issuance costs of $7.7 and $8.5	332.3	(8.5)
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.2 and $0.2	201.4	205.1
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $3.8 and $4.1	396.2	395.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.3 and $0.4	201.3	204.9
Total debt, net of debt issuance costs	$1,913.2	889.9

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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of March 31, 2026 at Adjusted Term SOFR plus 0.93%.
In addition, we have an uncommitted credit agreement (the "Uncommitted Facility"), which allows for discretionary short-term liquidity of up to $400.0 million. Interest and fees are set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we intend to use the proceeds to reduce indebtedness under the Facility at a lower interest rate. As such, the Uncommitted Facility had no outstanding balance as of both March 31, 2026 and December 31, 2025.
The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended March 31,
($ in millions)	2026	2025
Average outstanding borrowings	$458.5	1,003.3
Average effective interest rate	4.2%	5.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to $58.1 million as of March 31, 2026, under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of March 31, 2026, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody’s Investors Service, Inc. and BBB+ from Standard & Poor’s Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of March 31, 2026.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Origination of mortgage loans	$(2,456.9)	(1,824.1)
Proceeds from the sales of mortgage loans	2,054.7	2,064.3
Net increase (decrease) in Warehouse facilities	403.9	(240.3)
The following table provides details regarding our Warehouse facilities lines of credit.

	March 31, 2026		December 31, 2025
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 14, 2026	$162.0	700.0	114.2	700.0
SOFR plus 1.30%, expires September 11, 2026	547.8	600.0	185.6	600.0
SOFR plus 1.40%, expires October 22, 2026	315.3	1,100.0	338.0	1,100.0
Fannie Mae ASAP(1) program, SOFR plus 1.25%	138.5	n/a	122.0	n/a
Gross warehouse facilities	1,163.6	2,400.0	759.8	2,400.0
Debt issuance costs	(0.6)	n/a	(0.7)	n/a
Total warehouse facilities	$1,163.0	2,400.0	759.1	2,400.0
(1) As Soon As Pooled ("ASAP") funding program
We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of March 31, 2026.
We are party to a master repurchase agreement with a maximum capacity of $1.1 billion. Transactions executed under this agreement are accounted for as secured borrowings.
9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in other liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of March 31, 2026 and December 31, 2025, in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2025	$1.4
Prior year claims adjustments (including foreign currency changes)	0.4
March 31, 2026	$1.8

December 31, 2024	$4.2
Prior year claims adjustments (including foreign currency changes)	0.2
Claims paid	(2.4)
March 31, 2025	$2.0

Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of March 31, 2026 and December 31, 2025, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $26.6 billion and $25.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of March 31, 2026 and December 31, 2025, the loss-sharing guarantee obligations were $30.7 million and $30.4 million, respectively, and are included in other liabilities on our Consolidated Balance Sheets.
The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of March 31, 2026 and December 31, 2025, the loan loss guarantee reserve was $24.2 million and $29.9 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the three months ended March 31, 2026.
10. RESTRUCTURING AND ACQUISITION CHARGES
Restructuring and acquisition charges include cash and non-cash expenses. Cash-based charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes, (ii) acquisition, transaction and integration-related charges and (iii) other restructuring charges. Non-cash charges include (i) stock-based compensation expense for retention awards issued in conjunction with prior-period acquisitions and (ii) fair value adjustments to earn-out liabilities relating to prior-period acquisition activity and (iii) asset impairment charges. Restructuring and acquisition charges are presented in the following table.

	Three Months Ended March 31,
(in millions)	2026	2025
Severance and other employment-related charges	$2.9	7.4
Restructuring, pre-acquisition and post-acquisition charges	1.7	7.7
Stock-based compensation expense for post-acquisition retention awards	0.2	0.7
Fair value adjustments to earn-out liabilities	0.5	3.9
Restructuring and acquisition charges	$5.3	19.7
We expect nearly all cash-based charges related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of March 31, 2026 will be paid during the next twelve months.

11.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2025	$(63.4)	(509.1)	$(572.5)
Other comprehensive loss before reclassification	—	(12.4)	(12.4)
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(12.4)	(12.4)
Balance as of March 31, 2026	$(63.4)	(521.5)	$(584.9)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	36.8	36.3
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	36.8	36.3
Balance as of March 31, 2025	$(56.0)	(554.6)	$(610.6)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.
12.     FOREIGN CURRENCY DERIVATIVES AND HEDGING
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
We enter into foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These derivatives do not qualify for hedge accounting treatment. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the three months ended March 31, 2026 and 2025.
We are exposed to credit risk in the event of nonperformance of the counterparties under the derivative contracts. We manage this risk by entering transactions with major financial institutions, monitoring their credit ratings and diversifying our positions across counterparties. Our derivatives are subject to master netting arrangements that allow for net settlement of contracts with the same counterparties. There are currently no requirements for the Company to post collateral.
In October 2025, we entered into cross-currency swaps designated as net investment hedges to hedge the net investments of euro, Japanese yen, Swiss franc and Canadian dollar functional currency foreign subsidiaries. The total notional of these swaps is $805.8 million, which will mature between 2030 and 2035.
During the three months ended March 31, 2026, we entered into forward contracts to hedge foreign currency risk that were not designated as hedges which generally have a maturity of less than 90 days. The following table details the gross notional value and net basis of these contracts.

(in billions)	March 31, 2026	December 31, 2025
Foreign currency forward contracts, gross notional value	$1.75	2.04
Foreign currency forward contracts, net basis	1.21	1.23
The following table summarizes the asset and liability positions of our derivatives on a gross basis and the net asset or net liability position with the financial institutions from which we purchase these contracts.

	Fair Value Asset		Fair Value Liability
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Net investment hedges:
Gross amount of derivative	$17.3	3.6	$0.5	10.0
Offsetting derivative	(0.5)	(1.1)	(0.5)	(1.1)
Net amount of net investment hedges	$16.8	2.5	$—	8.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Gross amount of derivative	$1.4	2.2	$9.2	4.2
Offsetting derivative	(1.0)	(0.6)	(1.0)	(0.6)
Net amount of foreign currency forward contracts	$0.4	1.6	$8.2	3.6
Total derivatives at fair value	$17.2	$4.1	$8.2	12.5
Derivatives designated as hedging instruments are presented in Other long-term assets or Other long-term liabilities. Those not designated as hedging instruments are presented in Restricted cash, prepaid and other assets or Other current liabilities.
See Note 7, Fair Value Measurements for additional information on derivative instruments accounted for at fair value.
The following table summarizes the pre-tax impact of the outstanding derivatives on the Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in millions)	2026	2025
Derivatives designated as hedging instruments:
Interest income	$2.5	—
Gain recognized in Accumulated other comprehensive loss	23.2	—
Derivatives not designated as hedging instruments:
(Loss) gain recognized in Operating, administrative and other	$(5.7)	7.3
We did not enter into any net investment hedges for the three months ended March 31, 2025. As such, there was no impact to this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the three months ended March 31, 2026, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K.
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
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates during the three months ended March 31, 2026.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended March 31, 2026, and 2025, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•n.m.: not meaningful, typically represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•We define "Resilient" revenue as (i) Workplace Management, Project Management, Property Management and Software and Technology Solutions, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services, and (iii) Advisory Fees, within Investment Management. In addition, we define "Advisory" revenue (previously referred to as "Transactional") as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, and (iv) Incentive and transaction fees, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
Consolidated Operating Results

	Three Months Ended March 31,		Change in		% Change in Local Currency
($ in millions)	2026	2025	U.S. dollars
Real Estate Management Services	$5,065.7	4,626.5	439.2	9%	7%
Leasing Advisory	686.3	586.1	100.2	17	16
Capital Markets Services	535.2	435.3	99.9	23	21
Investment Management	99.3	98.5	0.8	1	(1)
Revenue	$6,386.5	5,746.4	640.1	11%	9%
Platform compensation and benefits	$1,454.3	1,291.7	162.6	13%	10%
Platform operating, administrative and other expenses	321.8	301.1	20.7	7	4
Depreciation and amortization	57.8	71.6	(13.8)	(19)	(21)
Total platform operating expenses	1,833.9	1,664.4	169.5	10	8
Gross contract costs	4,342.7	3,942.3	400.4	10	8
Restructuring and acquisition charges	5.3	19.7	(14.4)	(73)	(73)
Total operating expenses	$6,181.9	5,626.4	555.5	10%	8%
Operating income	$204.6	120.0	84.6	71%	76%
Equity earnings (losses)	$7.5	(25.6)	33.1	n.m.	n.m.
Net non-cash MSR and mortgage banking derivative activity	$(5.5)	(12.9)	7.4	57%	57%
Adjusted EBITDA	$273.6	224.8	48.8	22%	24%

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions)	2026	2025
Net income attributable to common shareholders	$159.0	55.3
Add:
Interest expense, net of interest income	17.0	24.6
Income tax provision	38.1	14.0
Depreciation and amortization(1)	56.9	70.7
Adjustments:
Restructuring and acquisition charges	5.3	19.7
Net non-cash MSR and mortgage banking derivative activity	5.5	12.9
Interest on employee loans, net of forgiveness	(2.5)	(1.6)
Equity (earnings) losses - Investment Management and Proptech Investments(1)	(6.0)	28.7
Credit losses on convertible note investments	0.3	0.5
Adjusted EBITDA	$273.6	224.8
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

	Three Months Ended March 31,
($ in millions)	2026	% Change
Revenue:
At current period exchange rates	$6,386.5	11%
Impact of change in exchange rates	(122.4)	n/a
At comparative period exchange rates	$6,264.1	9%

Operating income:
At current period exchange rates	$204.6	71%
Impact of change in exchange rates	7.0	n/a
At comparative period exchange rates	$211.6	76%

Adjusted EBITDA:
At current period exchange rates	$273.6	22%
Impact of change in exchange rates	5.7	n/a
At comparative period exchange rates	$279.3	24%

Revenue
Revenue increased 9% compared with the prior-year quarter. Collectively, Advisory revenues grew 17%, led by Leasing Advisory, up 16%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 23% (excluding the impact of net non-cash MSR and mortgage banking derivative activity). The collective 7% increase in Resilient revenues was highlighted by Workplace Management, up 8%, and Project Management, up 10%, both within Real Estate Management Services.
The following highlights Revenue by reporting segment and type, for the first quarter of 2026 and 2025 ($ in millions). Refer to segment operating results for further detail.

Revenue by Segment
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$—
$5,746
$99
$435
$586
$4,627
$6,387
$99
$535
$686
$5,066
Q1 2025
Q1 2026
Investment Mgmt
Capital Markets Services
Leasing Advisory
Real Estate Mgmt Services

Operating Expenses
Consolidated operating expenses were $6.2 billion for the first quarter, up 8% from the same period in 2025. Gross contract costs were $4.3 billion, up 8% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management and Project Management, both within Real Estate Management Services. Platform operating expenses were $1.8 billion for the first quarter, an 8% increase from the prior-year quarter, largely due to revenue-related variable compensation expense growth.

The year-over-year change in Restructuring and acquisition charges for the first quarter was largely driven by lower severance and employment-related charges and lower acquisition-related expenses in 2026.

	Three Months Ended March 31,
(in millions)	2026	2025
Severance and other employment-related charges	$2.9	7.4
Restructuring, pre-acquisition and post-acquisition charges	1.9	8.4
Fair value adjustments that resulted in a net increase to earn-out liabilities from prior-period acquisition activity	0.5	3.9
Restructuring and acquisition charges	$5.3	19.7
Interest Expense
Interest expense, net of interest income, for the three months ended March 31, 2026, was $17.0 million, compared with $24.6 million in the prior-year period. Lower expense was primarily due to a lower effective interest rate and lower average borrowings compared with the prior-year period.
Equity Earnings/Losses
The following details Equity earnings/losses by investment type. In the current period, equity earnings reflected modest net valuation increases across the underlying investment portfolios. Equity losses in the prior-year quarter were largely attributable to valuation declines of certain Proptech Investments.

	Three Months Ended March 31,
(in millions)	2026	2025
Investment Management	$5.5	(6.1)
Proptech Investments	1.3	(21.5)
Other	0.7	2.0
Equity earnings (losses)	$7.5	(25.6)
Income Taxes
The following details our Income tax provision and effective tax rate.

	Three Months Ended March 31,
($ in millions)	2026	2025
Income tax provision	$38.1	14.0
Effective tax rate	19.3%	19.5%
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA included provisions altering the timing of deductions from certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The OBBBA further altered the determination and rates of taxation of international earnings, primarily effective in 2026. For provisions effective in 2026, the current period’s effective tax rate includes the impact of such OBBBA provisions, which are not material to income tax expense or the financial statements as a whole.

Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders and Adjusted EBITDA for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Net income attributable to common shareholders	$159.0	55.3
Adjusted EBITDA	$273.6	224.8
For the first quarter of 2026, higher Adjusted EBITDA and margin were primarily driven by Capital Markets Services and Leasing Advisory, led by strong Advisory revenue growth. Profitability also reflected incremental platform leverage and continued cost discipline.
The following chart reflects segment Adjusted EBITDA for the first quarter of 2026 and 2025. Proptech Investments are reflected outside of the reporting segments in "All Other;" Adjusted EBITDA for the segments, therefore, does not sum to the consolidated total.
Aggregation of Segment Adjusted EBITDA (in millions)

Segment Operating Results
Effective January 1, 2026, we began reporting Software and Technology Solutions (historically a standalone reporting segment) as a fifth business line within Real Estate Management Services. In addition, the revenue disaggregation within Leasing Advisory was collapsed and the presentation of Investment Management revenue was simplified to reflect two captions: Advisory fees and Incentive and transaction fees. Prior-period financial information was recast to conform with this presentation.
We manage and report our operations as four business segments: Real Estate Management Services, Leasing Advisory, Capital Markets Services and Investment Management. Our Real Estate Management Services business provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, portfolio and other services, and software and technology solutions. We consider "Property Management" to be services provided to non-occupying property investors and "Workplace Management" to be services provided to facility occupiers. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Our Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals.
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which includes Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.
Real Estate Management Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Workplace Management	$3,582.9	3,263.6	319.3	10%	8%
Project Management	844.0	747.5	96.5	13	10
Property Management	471.1	445.6	25.5	6	4
Portfolio Services and Other	110.9	112.7	(1.8)	(2)	(4)
Software and Technology Solutions	56.8	57.1	(0.3)	(1)	(1)
Revenue	$5,065.7	4,626.5	439.2	9%	7%
Platform compensation and benefits	$505.6	479.5	26.1	5%	2%
Platform operating, administrative and other	163.1	153.2	9.9	6	3
Depreciation and amortization	33.1	37.8	(4.7)	(12)	(14)
Segment platform operating expenses	701.8	670.5	31.3	5	2
Gross contract costs	4,330.8	3,931.0	399.8	10	8
Segment operating expenses	$5,032.6	4,601.5	431.1	9%	7%
Equity earnings	$0.5	0.4	0.1	25%	13%
Adjusted EBITDA	$65.4	61.0	4.4	7%	12%
Real Estate Management Services revenue growth was primarily driven by Workplace Management and Project Management. Within Workplace Management, the increase reflected a mix of new client wins and mandate expansions. Globally, Project Management delivered double-digit growth, primarily driven by the Americas, with higher pass-through costs augmenting a high single-digit management fee increase.
Increased segment platform operating expenses were driven by incremental human capital investments to support future business growth. Higher gross contract costs correlated to top-line performance in the Workplace Management, Project Management and Property Management business lines.
Higher Adjusted EBITDA was primarily driven by the revenue growth described above.

Leasing Advisory

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Revenue	$686.3	$586.1	100.2	17%	16%
Platform compensation and benefits	$498.6	426.8	71.8	17%	15%
Platform operating, administrative and other	68.1	60.4	7.7	13	10
Depreciation and amortization	11.5	12.0	(0.5)	(4)	(6)
Segment platform operating expenses	578.2	499.2	79.0	16	14
Gross contract costs	2.4	2.0	0.4	20	18
Segment operating expenses	$580.6	501.2	79.4	16%	14%
Adjusted EBITDA	$116.9	97.0	19.9	21%	22%
The increase in Leasing Advisory revenue was driven by continued momentum in the office sector and an acceleration in industrial. Many geographies achieved double-digit revenue growth for the quarter, highlighted by the U.S. and with a meaningful uptick in the UK. Broad-based growth across the U.S. was primarily driven by office - as an increase in average deal size complemented higher volume - and industrial, primarily due to larger deal size. Office leasing revenue growth outperformed global office volumes (up 12% compared with market volumes down 1% according to JLL Research), highlighted by U.S. revenue outperformance (up 14% compared with market volumes up 7% according to JLL Research).
Higher segment platform operating expenses were substantially driven by higher commission expense, correlated to the revenue growth. The increase in deal size contributed to a higher average commission rate, compared with 2025, as higher commission tiers were achieved earlier this year.
Adjusted EBITDA and margin expansion were driven by revenue growth, partially tempered by the higher commission expense noted above.

Capital Markets Services

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$402.5	312.6	89.9	29%	27%
Value and Risk Advisory	89.3	81.6	7.7	9	5
Loan Servicing	43.4	41.1	2.3	6	6
Revenue	$535.2	435.3	99.9	23%	21%
Platform compensation and benefits	$390.1	329.5	60.6	18%	16%
Platform operating, administrative and other	73.8	70.7	3.1	4	—
Depreciation and amortization	10.4	18.9	(8.5)	(45)	(46)
Segment platform operating expenses	474.3	419.1	55.2	13	10
Gross contract costs	0.9	1.1	(0.2)	(18)	(19)
Segment operating expenses	$475.2	420.2	55.0	13%	10%
Equity earnings	$0.3	1.6	(1.3)	(81)%	(83)%
Net non-cash MSR and mortgage banking derivative activity	$(5.5)	(12.9)	7.4	57%	57%
Adjusted EBITDA	$77.1	48.6	28.5	59%	63%
Capital Markets Services top-line growth was fueled by investment sales and debt advisory transactions, across nearly all sectors, with robust equity advisory activity (up nearly 80% compared with the prior-year quarter). Investment sales and debt advisory grew 27% (42% on a two-year stacked basis) and 30% (81% on a two-year stacked basis), respectively. Globally, investment sales revenue growth significantly outpaced the broader market, which grew 11% over the same period according to JLL Research. The increase in segment revenue was broad-based across most geographies and was led by the U.S., Japan and the UK.
The increase in segment platform operating expenses was largely driven by higher commission expense, correlated to the growth in Investment Sales, Debt/Equity Advisory and Other. This driver was partially offset by lower amortization expense versus the prior-year quarter, as certain acquisition-related intangible assets fully amortized in mid-2025.
Higher Adjusted EBITDA and margin expansion for the quarter were primarily attributable to the revenue growth described above, augmented by $7.2 million of lower loan-related expenses, including a reduction in the loan loss reserves.

Investment Management

					% Change
	Three Months Ended March 31,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Advisory fees	$89.9	89.3	0.6	1%	(1)%
Incentive and transaction fees	9.4	9.2	0.2	2	2
Revenue	$99.3	98.5	0.8	1%	(1)%
Platform compensation and benefits	$59.2	58.3	0.9	2%	(1)%
Platform operating, administrative and other	16.5	16.3	0.2	1	(2)
Depreciation and amortization	2.8	2.9	(0.1)	(3)	(7)
Segment platform operating expenses	78.5	77.5	1.0	1	(1)
Gross contract costs	8.6	8.2	0.4	5	5
Segment operating expenses	$87.1	85.7	1.4	2%	(1)%
Adjusted EBITDA(1)	$15.0	15.8	(0.8)	(5)%	(6)%
Equity earnings (losses)	$5.5	(6.1)	11.6	n.m.	n.m.
(1) Adjusted EBITDA excludes Equity earnings (losses) attributable to common shareholders for Investment Management.
Investment Management revenue was largely flat compared with the prior-year quarter. Advisory fees reflected growth associated with capital raise activity over the trailing twelve months, most notably in North America, offset by lower fees from funds in Asia Pacific, reflecting disposition activity and the conclusion of initial investment periods.
Current-quarter equity earnings were driven primarily by asset valuation increases in Asia Pacific funds. The prior-year quarter equity losses were driven by asset valuation declines in Asia Pacific and North America funds.
AUM increased 1% in USD (1% in local currency) during the quarter, and increased 6% in USD (3% in local currency) over the trailing twelve months. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (December 31, 2025)	$86.4
Asset acquisitions/takeovers	2.3
Asset dispositions/withdrawals	(2.2)
Valuation changes	0.8
Foreign currency translation	(0.4)
Change in uncalled committed capital and cash held	—
Ending balance (March 31, 2026)	$86.9

Trailing Twelve Months
Beginning balance (March 31, 2025)	$82.3
Asset acquisitions/takeovers	6.0
Asset dispositions/withdrawals	(7.2)
Valuation changes	2.4
Foreign currency translation	2.5
Change in uncalled committed capital and cash held	0.9
Ending balance (March 31, 2026)	$86.9

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities used $755.0 million of cash in the first three months of 2026, compared with $767.6 million of cash used in operating activities during the same period in 2025. The improvement in operating cash flows was primarily attributable to higher cash provided by earnings, partially offset by net working capital (most notably net reimbursables).
Cash Flows from Investing Activities
We used $61.3 million of cash for investing activities during the first three months of 2026, compared with $152.8 million used during the same period in 2025. The decrease in cash used for investing activities was primarily attributable to our January 2025 $100.0 million contribution to JLL Income Property Trust ("JLL IPT"), partially offset by higher capital expenditures. We discuss other drivers of investing activity below in further detail.
Cash Flows from Financing Activities
Financing activities provided $649.4 million of cash during the first three months of 2026, compared with $900.7 million provided during the same period in 2025. The decrease in cash provided by financing activities reflected lower net borrowings under the Facility and the Program, largely driven by a higher cash balance at the beginning of 2026 and lower cash used for investing activities. We discuss specific drivers of financing activities, including share repurchases, in further detail below.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	March 31, 2026	December 31, 2025
Outstanding borrowings under the Facility	$340.0	—
Short-term borrowings	167.1	92.7
Outstanding commercial paper	615.0	—
In addition to our Facility, we had the capacity to borrow up to $58.1 million under local overdraft facilities as of March 31, 2026.
The following table provides additional information on our Facility, Uncommitted Facility and the Program, collectively.

	Three Months Ended March 31,
($ in millions)	2026	2025
Average outstanding borrowings	$458.5	1,003.3
Average effective interest rate	4.2%	5.0%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of March 31, 2026, we had a carrying value of $886.6 million in Investments, primarily related to Investment Management co-investments and investments in early-to-mid-stage proptech companies as well as proptech funds ("Proptech Investments"). For the three months ended March 31, 2026, return of capital exceeded funding of investments by $4.1 million, and during the same period in 2025, funding of investments exceeded return of capital by $108.0 million, primarily driven by our $100.0 million investment in JLL IPT. We have maximum potential unfunded commitments to direct investments or investment vehicles of $196.7 million and $6.6 million as of March 31, 2026 for our Investment Management business and Proptech Investments, respectively.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the three months ended March 31, 2026 and 2025 were $64.9 million and $44.5 million, respectively. Our capital expenditures in 2026 were primarily for leasehold improvements, purchased/developed software and technology hardware.
Business Acquisitions
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are within cash used in investing activities, while payments for prior-year acquisitions are primarily within cash used in financing activities.

	Three Months Ended March 31,
(in millions)	2026	2025
Payments relating to current-year acquisitions	$—	—
Payments for deferred business acquisition and earn-out obligations	8.5	0.6
Total paid for business acquisitions	$8.5	0.6
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $12.9 million as of March 31, 2026. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of March 31, 2026, we had the potential to make earn-out payments for a maximum of $75.4 million on 11 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
We will continue to consider acquisitions that we believe will strengthen our market position, increase our profitability and supplement our organic growth.
Share Repurchase and Dividend Programs
In February 2026, our Board of Directors authorized an additional $2.2 billion for the repurchase of our common stock, augmenting the $801.7 million remaining repurchases available under prior authorizations as of December 31, 2025. We may repurchase shares through open-market and privately negotiated transactions, including accelerated share repurchase programs.
During the three months ended March 31, 2026, we repurchased $300.0 million of our common stock, including $200.0 million repurchased under an ASR program initiated in March 2026, detailed in the following table.

	Three Months Ended March 31,
($ in millions)	2026	2025
Total number of shares repurchased (in 000's)	898.3	75.3
Total paid for shares repurchased	$300.0	19.8
As of March 31, 2026, $2,701.7 million remained authorized for repurchases under our share repurchase program.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of March 31, 2026 and December 31, 2025, we had total Cash and cash equivalents of $436.2 million and $599.1 million, respectively, of which approximately $363.8 million and $386.0 million, respectively, was held by foreign subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2026 on our variable-rate debt, our results would reflect an incremental $0.6 million of interest expense for the three months ended March 31, 2026.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Three Months Ended March 31,
	2026	2025
British pound	7%	7
Euro	6	6
Other(1)	23	23
Revenue exposed to foreign exchange rates	36%	36
United States dollar	64	64
Total revenue	100%	100
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
We enter into cross-currency swaps and foreign currency forward contracts to manage currency risks associated with net investments in foreign operations and intercompany loan balances, respectively. See Note 12, Foreign Currency Derivatives and Hedging, in the Notes to the Consolidated Financial Statements for further discussion of our cross-currency swaps and forward contracts.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the other members of senior management and the Board of Directors.
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2026 - January 31, 2026	96,978	$350.59	96,978
February 1, 2026 - February 28, 2026	98,967	$316.74	98,967
March 1, 2026 - March 31, 2026(1)	702,341	$291.39	702,341	$2,701.7
Total	898,286		898,286
(1) On March 13, 2026, pursuant to the ASR program, we made an upfront payment of $200.0 million and received initial delivery of approximately 587,000 shares at a price of $289.52 per share. This represented a portion of the prepayment amount. The remainder of the shares associated with this ASR will be delivered on contractual settlement dates during the second quarter.
Item 5. Other Information
On March 6, 2026, Joseph (Larry) Quinlan, a Director of the Company, entered into a pre-planned stock trading arrangement (the “Quinlan Trading Plan”) designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy. The Quinlan Trading Plan provides for the sale of up to 805 shares of the Company’s common stock. Sales under the Quinlan Trading Plan may commence no earlier than June 5, 2026, and will terminate on the earlier of September 30, 2026, or when all shares under the Quinlan Trading Plan have been sold.
No other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 408(a) of Regulation S-K during the quarter ended March 31, 2026.

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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

JONES LANG LASALLE INCORPORATED

By:	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)