Form 10-Q
period 2026-06-30
JONES LANG LASALLE INC
filed 2026-07-30
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on July 27, 2026 was 46,007,703.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$458.2	599.1
Trade receivables, net of allowance of $75.1 and $62.2	2,233.5	2,302.8
Notes and other receivables	434.9	450.0
Reimbursable receivables	3,090.6	3,105.0
Warehouse receivables	700.3	751.2
Short-term contract assets, net of allowance of $1.6 and $1.8	351.3	340.1
Restricted cash, prepaid and other	557.1	631.2
Total current assets	7,825.9	8,179.4
Property and equipment, net of accumulated depreciation of $1,403.3 and $1,317.7	635.5	630.6
Operating lease right-of-use assets	670.4	712.3
Goodwill	4,726.7	4,707.3
Identified intangibles, net of accumulated amortization of $609.8 and $566.1	635.7	666.7
Investments, including $821.4 and $844.0 at fair value	873.6	892.9
Long-term receivables	434.3	419.4
Deferred tax assets, net	600.7	610.0
Deferred compensation plan	797.2	723.6
Other	264.2	258.9
Total assets	$17,464.2	17,801.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,243.1	1,398.1
Reimbursable payables	2,283.5	2,539.6
Accrued compensation and benefits	1,316.3	1,929.6
Short-term borrowings	83.4	92.7
Current maturities of long-term debt, net of debt issuance costs of $0.2 and $—	199.9	—
Commercial paper, net of debt issuance costs of $— and $0.2	420.0	(0.2)
Short-term contract liabilities and deferred income	270.6	237.2
Warehouse facilities	700.3	759.1
Short-term operating lease liabilities	160.0	166.7
Other	274.4	263.8
Total current liabilities	6,951.5	7,386.6
Credit facility, net of debt issuance costs of $7.0 and $8.5	338.0	(8.5)
Long-term debt, net of debt issuance costs of $3.6 and $4.7	596.4	805.9
Deferred tax liabilities, net	66.5	56.0
Deferred compensation	786.6	737.2
Long-term operating lease liabilities	720.9	774.4
Other	404.0	426.5
Total liabilities	9,863.9	10,178.1
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 46,007,197 and 46,945,754 outstanding	0.5	0.5
Additional paid-in capital	2,057.7	2,068.6
Retained earnings	7,443.3	7,114.0
Treasury stock, at cost, 6,113,351 and 5,174,794 shares	(1,434.9)	(1,094.0)
Shares held in trust	(13.8)	(13.8)
Accumulated other comprehensive loss	(591.1)	(572.5)
Total Company shareholders' equity	7,461.7	7,502.8
Noncontrolling interest	138.6	120.2
Total equity	7,600.3	7,623.0
Total liabilities and equity	$17,464.2	17,801.1
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$6,927.9	6,250.1	$13,314.4	11,996.5
Operating expenses:
Compensation and benefits	$3,134.2	2,835.1	$6,070.3	5,509.7
Operating, administrative and other	3,419.9	3,128.6	6,602.6	5,989.1
Depreciation and amortization	57.2	67.7	115.0	139.3
Restructuring and acquisition charges	25.7	21.3	31.0	41.0
Total operating expenses	$6,637.0	6,052.7	$12,818.9	11,679.1
Operating income	$290.9	197.4	$495.5	317.4
Interest expense, net of interest income	26.4	35.3	43.4	59.9
Equity (losses) earnings	(2.2)	(27.4)	5.3	(53.0)
Other income	3.3	2.5	5.7	4.2
Income before income taxes and noncontrolling interest	265.6	137.2	463.1	208.7
Income tax provision	51.3	26.7	89.4	40.7
Net income	214.3	110.5	373.7	168.0
Net (loss) income attributable to noncontrolling interest	(1.3)	(1.8)	(0.9)	0.4
Net income attributable to common shareholders	$215.6	112.3	$374.6	167.6
Basic earnings per common share	$4.66	2.36	$8.05	3.53
Basic weighted average shares outstanding (in 000's)	46,244	47,483	46,538	47,475
Diluted earnings per common share	$4.59	2.32	$7.91	3.46
Diluted weighted average shares outstanding (in 000's)	46,925	48,334	47,368	48,372
Net income attributable to common shareholders	$215.6	112.3	$374.6	167.6
Change in pension liabilities, net of tax	—	—	—	(0.5)
Foreign currency translation adjustments	(6.2)	86.4	(18.6)	123.2
Comprehensive income attributable to common shareholders	$209.4	198.7	$356.0	290.3
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2025	46,945,754	$0.5	2,068.6	7,114.0	(13.8)	(1,094.0)	(572.5)	120.2	$7,623.0
Net income	—	—	—	159.0	—	—	—	0.4	159.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	246,256	—	(87.5)	(44.9)	—	70.1	—	—	(62.3)
Stock-based compensation	—	—	23.3	—	—	—	—	—	23.3
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Repurchase of common stock, including excise tax	(888,310)	—	(30.0)	—	—	(273.4)	—	—	(303.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(12.4)	—	(12.4)
Net decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.9)	(0.9)
March 31, 2026	46,303,700	$0.5	1,974.4	7,228.1	(13.9)	(1,297.3)	(584.9)	119.7	$7,426.6
Net income (loss)	—	—	—	215.6	—	—	—	(1.3)	214.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	99,601	—	(1.5)	(0.4)	—	2.5	—	—	0.6
Stock-based compensation	—	—	54.8	—	—	—	—	—	54.8
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock, including excise tax	(396,104)	—	30.0	—	—	(140.1)	—	—	(110.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Net increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	20.2	20.2
June 30, 2026	46,007,197	$0.5	2,057.7	7,443.3	(13.8)	(1,434.9)	(591.1)	138.6	$7,600.3

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$373.7	168.0
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	115.0	139.3
Equity (earnings) losses	(5.3)	53.0
Distributions of earnings from investments	17.5	9.1
Provision for loss on receivables and other assets	17.8	18.4
Amortization of stock-based compensation	78.1	66.0
Net non-cash mortgage servicing rights and mortgage banking derivative activity	15.8	17.1
Accretion of interest and amortization of debt issuance costs	2.7	3.2
Other, net	7.4	(1.1)
Change in:
Receivables	19.0	171.9
Reimbursable receivables and reimbursable payables	(247.0)	(150.9)
Prepaid expenses and other assets	35.7	(26.1)
Income taxes receivable, payable and deferred	(85.5)	(132.1)
Accounts payable, accrued liabilities and other liabilities	20.4	(82.1)
Accrued compensation (including net deferred compensation)	(632.2)	(688.5)
Net cash used in operating activities	(266.9)	(434.8)
Cash flows from investing activities:
Net capital additions – property and equipment	(115.0)	(88.9)
Business acquisitions, net of cash acquired	(19.2)	(6.1)
Business dispositions, net of cash disposed	12.9	—
Capital contributions to investments	(26.7)	(132.1)
Distributions of capital from investments	27.3	27.6
Other, net	(4.8)	(0.9)
Net cash used in investing activities	(125.5)	(200.4)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	3,606.0	5,483.0
Repayments of borrowings under credit facility	(3,261.0)	(5,203.0)
Proceeds from issuance of commercial paper	2,435.0	1,525.0
Repayments of commercial paper	(2,015.0)	(1,035.0)
Net repayments of short-term borrowings	(10.4)	(47.9)
Payments of deferred business acquisition obligations and earn-outs	(16.4)	(8.4)
Repurchase of common stock	(409.0)	(59.9)
Other, net	(77.4)	(36.3)
Net cash provided by financing activities	251.8	617.5
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(21.2)	35.5
Net change in cash, cash equivalents and restricted cash	(161.8)	17.8
Cash, cash equivalents and restricted cash, beginning of the period	898.9	652.7
Cash, cash equivalents and restricted cash, end of the period	$737.1	670.5
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the period	$299.8	236.4
Restricted cash, end of the period	278.9	269.1
Cash paid during the period for:
Interest	$46.8	62.3
Income taxes, net of refunds	180.4	154.1
Operating leases	103.0	99.6
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	0.2
Deferred business acquisition obligations	—	0.9
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
Our Consolidated Financial Statements as of June 30, 2026, and for the periods ended June 30, 2026 and 2025, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
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
Accelerated share repurchase program
In March 2026, we entered into an Accelerated Share Repurchase ("ASR") program, whereby we made an upfront payment of $200.0 million and received initial delivery of approximately 587,200 shares, which represented a portion of the prepayment amount. During the second quarter, we received approximately 51,200 additional shares, which represented the second and final delivery related to the ASR. The cumulative repurchases under this ASR totaled approximately 638,400 shares at an average price of $313.29 per share.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which requires entities to account for acquired loans that meet certain criteria ("purchased seasoned loans") using the gross-up approach, aligning their treatment with purchased financial assets with credit deterioration. Under this approach, entities recognize the loans at their purchase price plus an allowance for expected credit losses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the initial application date. We do not expect this guidance to have a material impact on our financial statements.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those years, for public business entities, with early adoption permitted. We are evaluating the effect this guidance will have on our financial statements and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue excluded from scope of ASC Topic 606	$75.0	82.5	$155.5	152.9
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

(in millions)	June 30, 2026	December 31, 2025
Contract assets, gross	$421.6	407.1
Contract asset allowance	(3.8)	(3.9)
Contract assets, net	$417.8	403.2

Contract liabilities	$204.0	187.3
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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
We manage and report our operations as four global business segments:
(1) Real Estate Management Services,
(2) Leasing Advisory,
(3) Capital Markets Services, and
(4) Investment Management.
Real Estate Management Services provides a broad suite of integrated services to occupiers of real estate, including facility and property management, project management, portfolio and other services, and software and technology solutions. Leasing Advisory offers agency leasing and tenant representation, as well as advisory and consulting services. Capital Markets Services offerings include investment sales, debt and equity advisory, value and risk advisory, and loan servicing. Investment Management provides services on a global basis to institutional investors and high-net-worth individuals.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total asset information. Therefore, we have not disclosed asset information by segment. As of June 30, 2026, we continue to define our Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Workplace Management	$3,707.7	3,349.1	$7,290.6	6,612.7
Project Management	1,013.4	971.6	1,857.4	1,719.1
Property Management	468.6	454.4	939.7	900.0
Portfolio Services and Other	120.6	118.9	231.5	231.6
Software & Technology Solutions	58.1	55.9	114.9	113.0
Revenue	$5,368.4	4,949.9	$10,434.1	9,576.4
Less:
Platform compensation and benefits	$527.4	515.4	$1,033.0	994.9
Platform operating, administrative and other	172.6	162.8	335.7	316.0
Gross contract costs	4,560.9	4,173.5	8,891.7	8,104.5
Add:
Equity earnings	0.3	0.5	0.8	0.9
Other segment items	(0.4)	(0.9)	(1.7)	(3.1)
Adjusted EBITDA	$107.4	97.8	$172.8	158.8
Depreciation and amortization(1)	$33.0	35.4	$65.2	72.3
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$836.9	676.8	$1,523.2	1,262.9
Less:
Platform compensation and benefits	$593.4	479.3	$1,092.0	906.1
Platform operating, administrative and other	74.1	74.2	142.2	134.6
Gross contract costs	3.6	3.3	6.0	5.3
Add:
Equity losses	—	—	(0.1)	—
Other segment items	0.8	0.4	0.6	0.5
Adjusted EBITDA	$166.6	120.4	$283.5	217.4
Depreciation and amortization	$10.8	11.0	$22.3	23.0

Capital Markets Services	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Investment Sales, Debt/Equity Advisory and Other	$472.2	380.6	$874.7	693.2
Value and Risk Advisory	102.7	97.7	192.0	179.3
Loan Servicing	45.3	42.0	88.7	83.1
Revenue	$620.2	520.3	$1,155.4	955.6
Less:
Platform compensation and benefits	$451.1	374.1	$841.2	703.6
Platform operating, administrative and other	83.5	95.0	157.3	165.7
Gross contract costs	2.0	1.7	2.9	2.8
Add:
Equity earnings	0.4	0.8	0.7	2.4
Net non-cash MSR and mortgage banking derivative activity	10.3	4.2	15.8	17.1
Other segment items	0.9	0.2	1.8	0.3
Adjusted EBITDA	$95.2	54.7	$172.3	103.3
Depreciation and amortization	$10.1	17.5	$20.5	36.4

Investment Management	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Advisory fees	$94.3	93.3	$184.2	182.6
Incentive and transaction fees	8.1	9.8	17.5	19.0
Revenue	$102.4	103.1	$201.7	201.6
Less:
Platform compensation and benefits	$62.2	60.9	$121.4	119.2
Platform operating, administrative and other	16.0	17.5	32.5	33.8
Gross contract costs	7.8	8.3	16.4	16.5
Add:
Other segment items	—	(0.1)	—	—
Adjusted EBITDA	$16.4	16.3	$31.4	32.1
Depreciation and amortization	$2.3	2.8	$5.1	5.7
Equity earnings (losses)	$5.1	(1.3)	$10.6	(7.4)

The following table is a reconciliation of segment revenue to consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Real Estate Management Services	$5,368.4	4,949.9	$10,434.1	9,576.4
Leasing Advisory	836.9	676.8	1,523.2	1,262.9
Capital Markets Services	620.2	520.3	1,155.4	955.6
Investment Management	102.4	103.1	201.7	201.6
Total revenue	$6,927.9	6,250.1	$13,314.4	11,996.5
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders. The balances and activity associated with our investments (inclusive of convertible notes receivable) in proptech funds and early-to-mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment and are reported in All Other below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA - Real Estate Management Services	$107.4	97.8	$172.8	158.8
Adjusted EBITDA - Leasing Advisory	166.6	120.4	283.5	217.4
Adjusted EBITDA - Capital Markets Services	95.2	54.7	172.3	103.3
Adjusted EBITDA - Investment Management	16.4	16.3	31.4	32.1
Adjusted EBITDA - All Other	0.7	2.5	(0.1)	4.9
Adjusted EBITDA - Consolidated	$386.3	291.7	$659.9	516.5
Adjustments:
Restructuring and acquisition charges	$(25.7)	(21.3)	$(31.0)	(41.0)
Net gain on disposition	0.6	—	0.6	—
Interest on employee loans, net of forgiveness	1.7	2.0	4.2	3.6
Equity (losses) earnings - Investment Management and Proptech Investments(1)	(3.0)	(27.0)	3.0	(55.7)
Credit losses on convertible note investments	(0.1)	(0.2)	(0.4)	(0.7)
Net non-cash MSR and mortgage banking derivative activity	(10.3)	(4.2)	(15.8)	(17.1)
Interest expense, net of interest income	(26.4)	(35.3)	(43.4)	(59.9)
Income tax provision	(51.3)	(26.7)	(89.4)	(40.7)
Depreciation and amortization(1)	(56.2)	(66.7)	(113.1)	(137.4)
Net income attributable to common shareholders	$215.6	112.3	$374.6	167.6
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Business Combinations Activity
During the three months ended June 30, 2026, we completed one acquisition within the Real Estate Management Services business segment. Aggregate terms of our acquisition included cash paid at closing of $20.5 million.
A preliminary purchase price allocation resulted in (i) Goodwill of $37.4 million, (ii) identifiable intangibles of $7.6 million, (iii) assumed liabilities less acquired assets of $3.3 million and (iv) $21.2 million of noncontrolling interest. As of June 30, 2026, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities.

	Six Months Ended June 30,
(in millions)	2026	2025
Payments relating to current-year acquisitions(1)	$20.5	6.1
Payments for deferred business acquisition and earn-out obligations	16.4	12.6
Total paid for business acquisitions	$36.9	18.7
(1) Inclusive of $1.3 million cash acquired.
Earn-Out Payments
The following table details the number of acquisitions related to our earn-out payments, in addition to the maximum (undiscounted) amount and fair values of those earn-out payments.

($ in millions)	June 30, 2026	December 31, 2025
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	9	11
Maximum earn-out payments (undiscounted)	$66.8	75.5
Short-term earn-out liabilities (fair value)(1)	7.5	5.9
Long-term earn-out liabilities (fair value)(1)	9.5	11.3
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making these earn-out payments over the next four years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of June 30, 2026 consisted of: (i) Goodwill of $4,726.7 million, (ii) identifiable intangibles of $584.8 million amortized over their remaining finite useful lives and (iii) $50.9 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
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
The following table details, by reporting segment, movements in goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2026	$1,225.1	1,405.3	2,019.8	57.1	$4,707.3
Additions, net of adjustments	37.4	—	—	—	37.4
Dispositions	(3.7)	—	—	—	(3.7)
Impact of exchange rate movements	(2.7)	(4.9)	(6.5)	(0.2)	(14.3)
Balance as of June 30, 2026	$1,256.1	1,400.4	2,013.3	56.9	$4,726.7

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2025	$1,211.3	1,372.6	1,971.5	55.9	$4,611.3
Additions, net of adjustments	—	—	6.6	—	6.6
Impact of exchange rate movements	16.4	35.4	44.5	1.6	97.9
Balance as of June 30, 2025	$1,227.7	1,408.0	2,022.6	57.5	$4,715.8
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2025	$896.8	336.0	$1,232.8
Additions, net of adjustments	43.8	7.6	51.4
Dispositions	—	(12.3)	(12.3)
Adjustment for fully amortized intangibles	(25.3)	(0.3)	(25.6)
Impact of exchange rate movements	—	(0.8)	(0.8)
Balance as of June 30, 2026	$915.3	330.2	$1,245.5

Accumulated Amortization
Balance as of December 31, 2025	$(438.6)	(127.5)	$(566.1)
Amortization expense, net(1)	(60.9)	(13.3)	(74.2)
Dispositions	—	5.0	5.0
Adjustment for fully amortized intangibles	25.3	0.3	25.6
Impact of exchange rate movements	—	(0.1)	(0.1)
Balance as of June 30, 2026	$(474.2)	(135.6)	$(609.8)

Net book value as of June 30, 2026	$441.1	194.6	$635.7
(1) Included in this amount for MSRs was $4.2 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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
(1) Included in this amount for MSRs was $2.3 million related to write-offs due to prepayments of sold warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.
6.INVESTMENTS
Summarized investment balances as of June 30, 2026 and December 31, 2025 are presented in the following table.

(in millions)	June 30, 2026	December 31, 2025
Investment Management co-investments	$490.3	505.8
Proptech Investments	350.0	353.0
Other investments	33.3	34.1
Total	$873.6	892.9
Our Investment Management co-investments are primarily direct investments in property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Proptech Investments are generally investments in early-to-mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $305.5 million and $5.8 million as of June 30, 2026 for our Investment Management business and Proptech Investments, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments for the six months ended June 30, 2026. During the six months ended June 30, 2025, we recognized an investment-level impairment charge of $2.2 million on one investment accounted for under the measurement alternative. This activity was included within Equity earnings on our Consolidated Statements of Comprehensive Income. There were no other significant impairments in 2025.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include our $17.4 million investment in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(in millions)	2026	2025
Fair value investments as of January 1,	$844.0	742.0
Investments	20.5	135.4
Distributions	(43.5)	(34.2)
Change in fair value, net	5.8	(54.3)
Foreign currency translation adjustments, net	(5.4)	20.2
Transfers in	—	24.6
Fair value investments as of June 30,	$821.4	833.7
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
Financial Instruments
Our financial instruments include Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, Warehouse receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, Commercial paper, Short-term borrowings, current portion of long-term debt, contract liabilities, Warehouse facilities, Credit facility, Long-term debt and foreign currency derivatives. The carrying amounts of Cash and cash equivalents, Trade receivables, Notes and other receivables, Reimbursable receivables, restricted cash, contract assets, Accounts payable, Reimbursable payables, contract liabilities and the Warehouse facilities approximate their estimated fair values due to the short-term nature of these instruments. The carrying values of our Credit facility, Commercial paper and Short-term borrowings approximate their estimated fair values given the variable interest rate terms and market spreads.
We estimated the fair value of our Long-term debt using dealer quotes that are Level 2 inputs in the fair value hierarchy. The fair value and carrying value of our debt, including its current portion, are presented in the following table.

(in millions)	June 30, 2026	December 31, 2025
Long-term debt, fair value	$819.2	838.7
Long-term debt, carrying value, net of debt issuance costs	796.3	805.9

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of June 30, 2026 and December 31, 2025, investments at fair value using NAV were $483.0 million and $491.1 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	June 30, 2026			December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$42.8	—	295.6	48.2	—	304.7
Foreign currency derivative assets	—	14.8	—	—	5.8	—
Warehouse receivables	—	700.3	—	—	751.2	—
Deferred compensation plan assets	—	797.2	—	—	723.6	—
Mortgage banking derivative assets	—	—	51.1	—	—	52.2
Total assets at fair value	$42.8	1,512.3	346.7	48.2	1,480.6	356.9
Liabilities
Foreign currency derivative liabilities	$—	14.9	—	—	14.2	—
Deferred compensation plan liabilities	—	786.6	—	—	731.4	—
Earn-out liabilities	—	—	17.0	—	—	17.2
Mortgage banking derivative liabilities	—	—	25.3	—	—	20.6
Total liabilities at fair value	$—	801.5	42.3	—	745.6	37.8
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
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of June 30, 2026 and December 31, 2025, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
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

(in millions)	June 30, 2026	December 31, 2025
Deferred compensation plan assets	$797.2	723.6
Long-term deferred compensation plan liabilities	786.6	731.4
Shares held in trust	13.8	13.8
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

(in millions)	Balance as of March 31, 2026	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of June 30, 2026
Investments	$305.7	(10.2)	0.1	—	—	—	$295.6
Mortgage banking derivative assets and liabilities, net	46.6	13.6	—	31.2	(65.6)	—	25.8
Earn-out liabilities	17.7	—	—	—	(0.7)	—	17.0

(in millions)	Balance as of March 31, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of June 30, 2025
Investments	$311.0	(25.3)	1.4	6.0	—	—	$293.1
Mortgage banking derivative assets and liabilities, net	16.7	9.7	—	34.9	(41.4)	—	19.9
Earn-out liabilities	37.5	(7.4)	0.3	0.2	(12.0)	0.5	19.1

(in millions)	Balance as of December 31, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of June 30, 2026
Investments	$304.7	(8.5)	(0.6)	—	—	—	$295.6
Mortgage banking derivative assets and liabilities, net	31.6	51.1	—	65.9	(122.8)	—	25.8
Earn-out liabilities	17.2	0.5	—	—	(0.7)	—	17.0

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of June 30, 2025
Investments	$330.3	(45.2)	2.1	6.0	(0.1)	—	$293.1
Mortgage banking derivative assets and liabilities, net	93.8	17.0	—	64.9	(155.8)	—	19.9
Earn-out liabilities	35.8	(3.5)	0.4	0.2	(12.1)	(1.7)	19.1
(1) CTA: Currency translation adjustments

Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity earnings/losses
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the six months ended June 30, 2026. During the six months ended June 30, 2025, we recognized an investment-level impairment charge on one investment accounted for under the measurement alternative, as further described in Note 6, Investments. See Note 6, Investments, for additional information, including information related to impairment charges recorded at the investee level.
8.DEBT
Debt is composed of the following obligations.

($ in millions)	June 30, 2026	December 31, 2025
Short-term debt:
Local overdraft facilities	$20.2	2.8
Other short-term borrowings	63.2	89.9
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.2 and $—	199.9	—
Commercial paper, net of debt issuance costs of $0.0 and $0.2	420.0	(0.2)
Total short-term debt, net of debt issuance costs	$703.3	92.5
Credit facility, net of debt issuance costs of $7.0 and $8.5	338.0	(8.5)
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $— and $0.2	—	205.1
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $3.4 and $4.1	396.6	395.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.2 and $0.4	199.8	204.9
Total debt, net of debt issuance costs	$1,637.7	889.9
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of June 30, 2026 at Adjusted Term SOFR plus 0.93%.
In addition, prior to June 30, 2026, we had access to an uncommitted credit agreement (the "Uncommitted Facility"), which allowed for discretionary short-term liquidity of up to $400.0 million. Interest and fees were set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we periodically used the proceeds to reduce indebtedness under the Facility at a lower interest rate. The Uncommitted Facility was terminated on June 30, 2026, and had no outstanding balance as of December 31, 2025, and June 30, 2026. We last used the Uncommitted Facility in June of 2025.

The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Average outstanding borrowings	$1,222.6	1,573.5	$842.6	1,290.0
Average effective interest rate	4.3%	5.0%	4.3%	5.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to $58.0 million as of June 30, 2026, under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of June 30, 2026, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody's Investors Service, Inc. and BBB+ from Standard & Poor's Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of June 30, 2026.
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

	Six Months Ended June 30,
(in millions)	2026	2025
Origination of mortgage loans	$(4,246.7)	(4,324.9)
Proceeds from the sales of mortgage loans	4,304.7	3,938.4
Net (decrease) increase in Warehouse facilities	(58.8)	382.5
The following table provides details regarding our Warehouse facilities lines of credit.

	June 30, 2026		December 31, 2025
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.40%, expires September 14, 2026	$122.6	700.0	114.2	700.0
SOFR plus 1.30%, expires September 11, 2026	196.4	600.0	185.6	600.0
SOFR plus 1.40%, expires October 22, 2026	355.7	1,100.0	338.0	1,100.0
Fannie Mae ASAP(1) program, SOFR plus 1.25%	25.8	n/a	122.0	n/a
Gross warehouse facilities	700.5	2,400.0	759.8	2,400.0
Debt issuance costs	(0.2)	n/a	(0.7)	n/a
Total warehouse facilities	$700.3	2,400.0	759.1	2,400.0
(1) As Soon As Pooled ("ASAP") funding program

We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of June 30, 2026.
We are party to a master repurchase agreement with a maximum capacity of $1.1 billion. Transactions executed under this agreement are accounted for as secured borrowings.
9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in other liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of June 30, 2026 and December 31, 2025, in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2025	$1.4
New claims	3.3
Prior year claims adjustments (including foreign currency changes)	0.9
June 30, 2026	$5.6

December 31, 2024	$4.2
New claims	3.0
Prior year claims adjustments (including foreign currency changes)	0.3
Claims paid	(2.5)
June 30, 2025	$5.0
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of June 30, 2026 and December 31, 2025, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $26.8 billion and $25.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of June 30, 2026 and December 31, 2025, the loss-sharing guarantee obligations were $29.7 million and $30.4 million, respectively, and are included in other liabilities on our Consolidated Balance Sheets.

The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of June 30, 2026 and December 31, 2025, the loan loss guarantee reserve was $24.0 million and $29.9 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the six months ended June 30, 2026. During the six months ended June 30, 2025, we entered into an enhanced loss-sharing agreement with Fannie Mae associated with a specific three-loan portfolio, which finalized our portion of the loss at $20.6 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Severance and other employment-related charges	$16.6	18.0	$19.5	25.4
Restructuring, pre-acquisition and post-acquisition charges	9.1	10.0	10.8	17.7
Stock-based compensation expense for post-acquisition retention awards	—	0.7	0.2	1.4
Fair value adjustments to earn-out liabilities	—	(7.4)	0.5	(3.5)
Restructuring and acquisition charges	$25.7	21.3	$31.0	41.0
We expect nearly all cash-based charges related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of June 30, 2026 will be paid during the next twelve months.

11.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2026	$(63.4)	(521.5)	$(584.9)
Other comprehensive loss before reclassification	—	(6.2)	(6.2)
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(6.2)	(6.2)
Balance as of June 30, 2026	$(63.4)	(527.7)	$(591.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of March 31, 2025	$(56.0)	(554.6)	$(610.6)
Other comprehensive income before reclassification	—	86.4	86.4
Other comprehensive income after tax expense of $ - , $ - and $ -	—	86.4	86.4
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2025	$(63.4)	(509.1)	$(572.5)
Other comprehensive loss before reclassification	—	(18.6)	(18.6)
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(18.6)	(18.6)
Balance as of June 30, 2026	$(63.4)	(527.7)	$(591.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	123.2	122.7
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	123.2	122.7
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)
For pension and postretirement benefits, we report amounts reclassified from Accumulated other comprehensive loss in Other income within the Consolidated Statements of Comprehensive Income.

12.FOREIGN CURRENCY DERIVATIVES AND HEDGING
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
We enter into foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These derivatives do not qualify for hedge accounting treatment. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the six months ended June 30, 2026 and 2025.
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
During the six months ended June 30, 2026, we entered into forward contracts to hedge foreign currency risk that were not designated as hedges which generally have a maturity of less than 90 days. The following table details the gross notional value and net basis of these contracts.

(in billions)	June 30, 2026	December 31, 2025
Foreign currency forward contracts, gross notional value	$1.63	2.04
Foreign currency forward contracts, net basis	1.08	1.23
The following table summarizes the asset and liability positions of our derivatives on a gross basis and the net asset or net liability position with the financial institutions from which we purchase these contracts.

	Fair Value Asset		Fair Value Liability
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Net investment hedges:
Gross amount of derivative	$8.7	3.6	$2.3	10.0
Offsetting derivative	(1.7)	(1.1)	(1.7)	(1.1)
Net amount of net investment hedges	$7.0	2.5	$0.6	8.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Gross amount of derivative	$6.1	2.2	$12.6	4.2
Offsetting derivative	(1.8)	(0.6)	(1.8)	(0.6)
Net amount of foreign currency forward contracts	$4.3	1.6	$10.8	3.6
Total derivatives at fair value	$11.3	4.1	$11.4	12.5

Derivatives designated as hedging instruments are presented in Other long-term assets or Other long-term liabilities. Those not designated as hedging instruments are presented in Restricted cash, prepaid and other current assets or Other current liabilities.
See Note 7, Fair Value Measurements, for additional information on derivative instruments accounted for at fair value.
The following table summarizes the pre-tax impact of the outstanding derivatives on the Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Interest income	$2.6	—	$5.1	—
(Loss) gain recognized in Accumulated other comprehensive loss	(10.4)	—	12.8	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Operating, administrative and other	$1.2	(0.4)	$(4.5)	6.9
We did not enter into any net investment hedges for the six months ended June 30, 2025. As such, there was no impact to the comparative periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the six months ended June 30, 2026, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates during the six months ended June 30, 2026.
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
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended June 30, 2026, and 2025, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•n.m.: not meaningful, typically represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•We define "Resilient" revenue as (i) Workplace Management, Project Management, Property Management and Software and Technology Solutions, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services and (iii) Advisory fees, within Investment Management. In addition, we define "Advisory" revenue (previously referred to as "Transactional") as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services and (iv) Incentive and transaction fees, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
Consolidated Operating Results

	Three Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2026	2025	U.S. dollars
Real Estate Management Services	$5,368.4	4,949.9	418.5	8%	8%
Leasing Advisory	836.9	676.8	160.1	24	24
Capital Markets Services	620.2	520.3	99.9	19	19
Investment Management	102.4	103.1	(0.7)	(1)	1
Revenue	$6,927.9	6,250.1	677.8	11%	10%
Platform compensation and benefits	$1,633.4	1,427.2	206.2	14%	14%
Platform operating, administrative and other expenses	346.4	349.7	(3.3)	(1)	(1)
Depreciation and amortization	57.2	67.7	(10.5)	(16)	(16)
Total platform operating expenses	2,037.0	1,844.6	192.4	10	10
Gross contract costs	4,574.3	4,186.8	387.5	9	9
Restructuring and acquisition charges	25.7	21.3	4.4	21	20
Total operating expenses	$6,637.0	6,052.7	584.3	10%	9%
Operating income	$290.9	197.4	93.5	47%	49%
Equity losses	$(2.2)	(27.4)	25.2	92%	92%
Net non-cash MSR and mortgage banking derivative activity	$(10.3)	(4.2)	(6.1)	(145)%	(143)%
Adjusted EBITDA	$386.3	291.7	94.6	32%	33%

Consolidated Operating Results (continued)

	Six Months Ended June 30,		Change in		% Change in Local Currency
($ in millions)	2026	2025	U.S. dollars
Real Estate Management Services	$10,434.1	9,576.4	857.7	9%	8%
Leasing Advisory	1,523.2	1,262.9	260.3	21	20
Capital Markets Services	1,155.4	955.6	199.8	21	19
Investment Management	201.7	201.6	0.1	—	—
Revenue	$13,314.4	11,996.5	1,317.9	11%	10%
Platform compensation and benefits	$3,087.7	2,718.9	368.8	14%	12%
Platform operating, administrative and other expenses	668.2	650.8	17.4	3	1
Depreciation and amortization	115.0	139.3	(24.3)	(17)	(19)
Total platform operating expenses	3,870.9	3,509.0	361.9	10	9
Gross contract costs	8,917.0	8,129.1	787.9	10	8
Restructuring and acquisition charges	31.0	41.0	(10.0)	(24)	(25)
Total operating expenses	$12,818.9	11,679.1	1,139.8	10%	8%
Operating income	$495.5	317.4	178.1	56%	59%
Equity earnings (losses)	$5.3	(53.0)	58.3	n.m.	n.m.
Net non-cash MSR and mortgage banking derivative activity	$(15.8)	(17.1)	1.3	8%	8%
Adjusted EBITDA	$659.9	516.5	143.4	28%	29%

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
However, non-GAAP financial measures should not be considered alternatives to measures determined in accordance with U.S. GAAP. Any measure that eliminates components of a company's capital structure, cost of operations or investments, or other results has limitations as a performance measure. In light of these limitations, management also considers U.S. GAAP financial measures and does not rely solely on non-GAAP financial measures. Because our non-GAAP financial measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similarly titled measures used by other companies.
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
Restructuring and acquisition charges primarily consist of (i) severance and employment-related charges, including those related to external service providers, incurred in conjunction with a structural business shift, which can be represented by a notable change in headcount, change in leadership or transformation of business processes; (ii) acquisition, transaction and integration-related charges, including fair value adjustments, which are generally non-cash in the periods such adjustments are made, to assets and liabilities recorded in purchase accounting such as earn-out liabilities and intangible assets; and (iii) other restructuring, including lease exit charges. Such activity is excluded as the amounts are generally either non-cash in nature or the anticipated benefits from the expenditures would not likely be fully realized until future periods. Restructuring and acquisition charges are excluded from segment operating results and therefore not a line item in the segments' reconciliation to Adjusted EBITDA.
Gain or loss on disposition reflects the gain or loss recognized on the sale of businesses. Given the low frequency of business disposals by the company historically, the gain or loss directly associated with such activity is excluded as it is not considered indicative of core operating performance. In 2026, the $0.6 million net gain included a $1.0 million gain related to a business disposition within Real Estate Management Services, partially offset by a $0.4 million loss related to a disposition within Capital Markets Services, both during the second quarter.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$215.6	112.3	$374.6	167.6
Add:
Interest expense, net of interest income	26.4	35.3	43.4	59.9
Income tax provision	51.3	26.7	89.4	40.7
Depreciation and amortization(1)	56.2	66.7	113.1	137.4
Adjustments:
Restructuring and acquisition charges	25.7	21.3	31.0	41.0
Net gain on disposition	(0.6)	—	(0.6)	—
Net non-cash MSR and mortgage banking derivative activity	10.3	4.2	15.8	17.1
Interest on employee loans, net of forgiveness	(1.7)	(2.0)	(4.2)	(3.6)
Equity losses (earnings) - Investment Management and Proptech Investments(1)	3.0	27.0	(3.0)	55.7
Credit losses on convertible note investments	0.1	0.2	0.4	0.7
Adjusted EBITDA	$386.3	291.7	$659.9	516.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	% Change	2026	% Change
Revenue:
At current period exchange rates	$6,927.9	11%	$13,314.4	11%
Impact of change in exchange rates	(38.1)	n/a	(160.5)	n/a
At comparative period exchange rates	$6,889.8	10%	$13,153.9	10%

Operating income:
At current period exchange rates	$290.9	47%	$495.5	56%
Impact of change in exchange rates	2.4	n/a	9.4	n/a
At comparative period exchange rates	$293.3	49%	$504.9	59%

Adjusted EBITDA:
At current period exchange rates	$386.3	32%	$659.9	28%
Impact of change in exchange rates	1.9	n/a	7.6	n/a
At comparative period exchange rates	$388.2	33%	$667.5	29%

Revenue
For the second quarter, revenue increased 10% compared with the prior-year quarter. Advisory revenues were collectively up 21%, led by Leasing Advisory, up 24%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 25% (excluding the impact of net non-cash MSR and mortgage banking derivative activity). The 8% increase in Resilient revenues was highlighted by Workplace Management, within Real Estate Management Services, up 10%.
On a year-to-date basis, revenue also increased 10%. Advisory revenues grew 19% collectively, led by Leasing Advisory, up 20%, and Investment Sales, Debt/Equity Advisory and Other, up 25% (excluding the impact of non-cash MSR and mortgage banking derivative activity). Resilient revenues increased 8% collectively, highlighted by Workplace Management, up 9%, and Project Management, up 6%.
The following highlights Resilient and Advisory revenue as a percentage of total revenue for the second quarter and first half of 2026, followed by the year-over-year change for each of the trailing eight quarters. Refer to segment operating results for further detail.
QTD Resilient vs. Advisory Revenue YTD

YOY Revenue Growth (QTD; in local currency)
20%
10%
—%
18%
25%
14%
7%
13%
15%
17%
21%
15%
16%
13%
10%
10%
10%
9%
10%
14%
14%
13%
11%
9%
9%
7%
8%
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Resilient
Advisory
Total

Operating Expenses
Consolidated operating expenses were $6.6 billion for the second quarter, up 9% from the same period in 2025. Gross contract costs were $4.6 billion, up 9% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management (where higher costs were driven by mandate expansions and new client wins) and Project Management (where increased costs were attributable to changes in contract mix), both within Real Estate Management Services. Platform operating expenses were $2.0 billion for the second quarter, a 10% increase from the prior-year quarter, largely due to higher commission expense, driven by Advisory revenue growth.
The second-quarter increase in Restructuring and acquisition charges was primarily driven by the absence of earn-out fair value adjustments in the current quarter and lower severance and employment-related charges. The decrease for the first half of 2026 reflected the same lower severance and employment-related charges, which more than offset the impact from the change in earn-out fair value adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Severance and other employment-related charges	$16.6	18.0	$19.5	25.4
Restructuring, pre-acquisition and post-acquisition charges	9.1	10.7	11.0	19.1
Fair value adjustments that resulted in a net increase to earn-out liabilities from prior-period acquisition activity	—	(7.4)	0.5	(3.5)
Restructuring and acquisition charges	$25.7	21.3	$31.0	41.0
Interest Expense
Interest expense, net of interest income, for the three and six months ended June 30, 2026, was $26.4 million and $43.4 million, respectively, compared with $35.3 million and $59.9 million in the prior-year periods. Lower expense was primarily due to lower average borrowings and a lower effective interest rate compared with the prior-year period.
Equity Earnings/Losses
The following details Equity earnings/losses by investment type. Equity losses in the current quarter, and prior-year periods, were largely attributable to valuation declines of certain Proptech Investments. Equity earnings in the first half of 2026, compared with equity losses in the prior-year period, reflected greater valuation increases in Investment Management as well as notably lower net valuation declines in Proptech Investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Investment Management	$5.1	(1.3)	$10.6	(7.4)
Proptech Investments	(8.0)	(27.4)	(6.7)	(48.9)
Other	0.7	1.3	1.4	3.3
Equity (losses) earnings	$(2.2)	(27.4)	$5.3	(53.0)
Income Taxes
The following details our Income tax provision and effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Income tax provision	$51.3	26.7	$89.4	40.7
Effective tax rate	19.3%	19.5%	19.3%	19.5%

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA included provisions altering the timing of deductions from certain depreciable assets, research and experimental expenses, and interest expense, with some effective in 2025 and some in 2026. The OBBBA further altered the determination and rates of taxation of international earnings, primarily effective in 2026. For provisions effective in 2026, the current period's effective tax rate includes the impact of such OBBBA provisions, which are not material to income tax expense or the financial statements as a whole.
Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders and Adjusted EBITDA for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$215.6	112.3	$374.6	167.6
Adjusted EBITDA	386.3	291.7	659.9	516.5
For the second quarter and first half of 2026, higher Adjusted EBITDA and margin were primarily driven by Capital Markets Services and Leasing Advisory, reflecting strong revenue growth and enhanced platform leverage. In addition, profit growth included the absence of $14 million of loan loss expense recognized in the prior-year quarter associated with an enhanced loss-share agreement with Fannie Mae for a specific three-loan portfolio.
The following chart reflects segment Adjusted EBITDA for the second quarter and first six months of 2026 and 2025. Proptech Investments are reflected outside of the reporting segments in "All Other;" Adjusted EBITDA for the segments, therefore, does not sum to the consolidated total.
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
Real Estate Management Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Workplace Management	$3,707.7	3,349.1	358.6	11%	10%
Project Management	1,013.4	971.6	41.8	4	3
Property Management	468.6	454.4	14.2	3	3
Portfolio Services and Other	120.6	118.9	1.7	1	1
Software and Technology Solutions	58.1	55.9	2.2	4	4
Revenue	$5,368.4	4,949.9	418.5	8%	8%
Platform compensation and benefits	$527.4	515.4	12.0	2%	2%
Platform operating, administrative and other	172.6	162.8	9.8	6	5
Depreciation and amortization	34.0	36.4	(2.4)	(7)	(7)
Segment platform operating expenses	734.0	714.6	19.4	3	2
Gross contract costs	4,560.9	4,173.5	387.4	9	9
Segment operating expenses	$5,294.9	4,888.1	406.8	8%	8%
Equity earnings	$0.3	0.5	(0.2)	(40)%	(32)%
Adjusted EBITDA	$107.4	97.8	9.6	10%	11%

Real Estate Management Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Workplace Management	$7,290.6	6,612.7	677.9	10%	9%
Project Management	1,857.4	1,719.1	138.3	8	6
Property Management	939.7	900.0	39.7	4	3
Portfolio Services and Other	231.5	231.6	(0.1)	—	(1)
Software and Technology Solutions	114.9	113.0	1.9	2	1
Revenue	$10,434.1	9,576.4	857.7	9%	8%
Platform compensation and benefits	$1,033.0	994.9	38.1	4%	2%
Platform operating, administrative and other	335.7	316.0	19.7	6	4
Depreciation and amortization	67.1	74.2	(7.1)	(10)	(11)
Segment platform operating expenses	1,435.8	1,385.1	50.7	4	2
Gross contract costs	8,891.7	8,104.5	787.2	10	8
Segment operating expenses	$10,327.5	9,489.6	837.9	9%	7%
Equity earnings	$0.8	0.9	(0.1)	(11)%	(11)%
Adjusted EBITDA	$172.8	158.8	14.0	9%	11%
Compared with the prior-year periods, Real Estate Management Services achieved revenue growth across nearly all business lines for both the second quarter and first half of 2026. For both periods, continued strength in Workplace Management highlighted the top-line increases, led by mandate expansions and complemented by new wins. Project Management revenue growth for the second quarter followed a strong increase in the prior-year quarter (up 22%), and reflected a low double-digit management fee increase in the Americas, augmented by higher pass-through costs due to contract mix, partially offset by slower growth in certain other geographies. First-half growth benefited from stronger first-quarter performance and also followed a meaningful increase in the prior-year period (up 19%).
The increases in Segment platform operating expenses for the second quarter and first half of 2026 were primarily driven by incremental revenue-related human capital investments. Higher gross contract costs for both periods correlated to top-line performance across the segment's business lines.
Adjusted EBITDA improvements for the second quarter and first half of 2026 were primarily attributable to the revenue growth described above and incremental platform leverage.

Leasing Advisory

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Revenue	$836.9	676.8	160.1	24%	24%
Platform compensation and benefits	$593.4	479.3	114.1	24%	24%
Platform operating, administrative and other	74.1	74.2	(0.1)	—	—
Depreciation and amortization	10.8	11.0	(0.2)	(2)	(2)
Segment platform operating expenses	678.3	564.5	113.8	20	20
Gross contract costs	3.6	3.3	0.3	9	7
Segment operating expenses	$681.9	567.8	114.1	20%	20%
Adjusted EBITDA	$166.6	120.4	46.2	38%	39%

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Revenue	$1,523.2	1,262.9	260.3	21%	20%
Platform compensation and benefits	$1,092.0	906.1	185.9	21%	20%
Platform operating, administrative and other	142.2	134.6	7.6	6	5
Depreciation and amortization	22.3	23.0	(0.7)	(3)	(4)
Segment platform operating expenses	1,256.5	1,063.7	192.8	18	17
Gross contract costs	6.0	5.3	0.7	13	11
Segment operating expenses	$1,262.5	1,069.0	193.5	18%	17%
Adjusted EBITDA	$283.5	217.4	66.1	30%	31%
The increases in Leasing Advisory revenue for the second quarter and first half of 2026 were driven by accelerated momentum in the office, industrial and data center asset classes, compared with the prior-year periods. Many geographies achieved double-digit revenue increases for both periods, highlighted by the U.S., with meaningful growth from Japan and the UK. For both the second quarter and first half of 2026, broad-based asset class growth across the U.S. was primarily driven by office and industrial, as a significant uptick in average deal size was complemented by higher volume. Office leasing revenue growth outperformed global office volumes for both the second quarter and first half of 2026 (up 20% and 17%, respectively, compared with global market volumes up 2% and 1%, according to JLL Research), with U.S. revenue outperformance for both periods (up 24% and 19%, respectively, compared with U.S. market volumes up 12% and 10%).
The increases in Segment platform operating expenses for the second quarter and first half of 2026 were primarily attributable to higher commission expense, driven by the revenue growth. Consistent with the first quarter, larger average deal size drove a higher average commission rate for both periods, as higher commission tiers were achieved earlier this year.
Adjusted EBITDA and margin expansion for the second quarter and first half of 2026 were driven by revenue growth, net of higher commission expense, coupled with incremental platform leverage.

Capital Markets Services

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$472.2	380.6	91.6	24%	24%
Value and Risk Advisory	102.7	97.7	5.0	5	3
Loan Servicing	45.3	42.0	3.3	8	8
Revenue	$620.2	520.3	99.9	19%	19%
Platform compensation and benefits	$451.1	374.1	77.0	21%	20%
Platform operating, administrative and other	83.5	95.0	(11.5)	(12)	(13)
Depreciation and amortization	10.1	17.5	(7.4)	(42)	(43)
Segment platform operating expenses	544.7	486.6	58.1	12	11
Gross contract costs	2.0	1.7	0.3	18	8
Segment operating expenses	$546.7	488.3	58.4	12%	11%
Equity earnings	$0.4	0.8	(0.4)	(50)%	(50)%
Net non-cash MSR and mortgage banking derivative activity	$(10.3)	(4.2)	(6.1)	(145)%	(143)%
Adjusted EBITDA	$95.2	54.7	40.5	74%	74%

Capital Markets Services (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$874.7	693.2	181.5	26%	25%
Value and Risk Advisory	192.0	179.3	12.7	7	4
Loan Servicing	88.7	83.1	5.6	7	7
Revenue	$1,155.4	955.6	199.8	21%	19%
Platform compensation and benefits	$841.2	703.6	137.6	20%	18%
Platform operating, administrative and other	157.3	165.7	(8.4)	(5)	(7)
Depreciation and amortization	20.5	36.4	(15.9)	(44)	(45)
Segment platform operating expenses	1,019.0	905.7	113.3	13	11
Gross contract costs	2.9	2.8	0.1	4	(2)
Segment operating expenses	$1,021.9	908.5	113.4	12%	11%
Equity earnings	$0.7	2.4	(1.7)	(71)%	(71)%
Net non-cash MSR and mortgage banking derivative activity	$(15.8)	(17.1)	1.3	8%	8%
Adjusted EBITDA	$172.3	103.3	69.0	67%	69%
For the second quarter and first half of 2026, Capital Markets Services top-line growth was fueled by debt advisory and investment sales, as well as robust equity advisory activity. Debt advisory and investment sales grew 44% (38% for the first half of 2026) and 20% (23% for the first half of 2026), respectively, for the quarter, while equity advisory was up 53% compared with the prior-year quarter (61% for the first half of 2026). Geographically, the U.S., Japan and Australia led revenue growth for the second quarter, while the U.S., Japan and Spain led for the first half. This growth outpaced softness in investment sales in parts of Europe, where deal timelines elongated during the second quarter. U.S. investment sales revenue growth of over 53% for the quarter (38% for the first half), outpacing the broader market, which grew 22% over the prior-year quarter (24% over the first half of the prior year) according to JLL Research.
The increases in segment platform operating expenses for the second quarter and first half of 2026 were substantially driven by higher commission expense, correlated to the growth in Investment Sales, Debt/Equity Advisory and Other. A higher average commission rate, reflecting the achievement of higher commission tiers earlier this year compared with 2025, contributed to the increase for both periods. Further, in the prior-year quarter, we recognized approximately $14.0 million of incremental expense associated with an enhanced loss-share agreement with Fannie Mae for a specific three-loan portfolio, which did not recur this year.
Adjusted EBITDA and margin improvements for the second quarter and first half of 2026 were primarily attributable to the revenue growth described above, net of higher commission expense, the favorable year-over-year change in loan-related expenses and incremental platform leverage.

Investment Management

					% Change
	Three Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Advisory fees	$94.3	93.3	1.0	1%	2%
Incentive and transaction fees	8.1	9.8	(1.7)	(17)	(13)
Revenue	$102.4	103.1	(0.7)	(1)%	1%
Platform compensation and benefits	$62.2	60.9	1.3	2%	2%
Platform operating, administrative and other	16.0	17.5	(1.5)	(9)	(9)
Depreciation and amortization	2.3	2.8	(0.5)	(18)	(17)
Segment platform operating expenses	80.5	81.2	(0.7)	(1)	(1)
Gross contract costs	7.8	8.3	(0.5)	(6)	(6)
Segment operating expenses	$88.3	89.5	(1.2)	(1)%	(1)%
Adjusted EBITDA(1)	$16.4	16.3	0.1	1%	8%
Equity earnings (losses)	$5.1	(1.3)	6.4	n.m.	n.m.

Investment Management (continued)

					% Change
	Six Months Ended June 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Advisory fees	$184.2	182.6	1.6	1%	—%
Incentive and transaction fees	17.5	19.0	(1.5)	(8)	(6)
Revenue	$201.7	201.6	0.1	—%	—%
Platform compensation and benefits	$121.4	119.2	2.2	2%	1%
Platform operating, administrative and other	32.5	33.8	(1.3)	(4)	(6)
Depreciation and amortization	5.1	5.7	(0.6)	(11)	(12)
Segment platform operating expenses	159.0	158.7	0.3	—	(1)
Gross contract costs	16.4	16.5	(0.1)	(1)	(1)
Segment operating expenses	$175.4	175.2	0.2	—%	(1)%
Adjusted EBITDA(1)	$31.4	32.1	(0.7)	(2)%	1%
Equity earnings (losses)	$10.6	(7.4)	18.0	n.m.	n.m.
(1) Adjusted EBITDA excludes Equity earnings (losses) attributable to common shareholders for Investment Management.
Investment Management revenue was largely consistent with the prior-year periods for both the second quarter and first half of 2026. Advisory fees reflected growth associated with continued capital raise momentum over the trailing twelve months, most notably in North America, offset by anticipated lower fees from funds in Asia Pacific, as discussed in the first quarter.
Segment platform operating expenses and Adjusted EBITDA were nominally consistent with the prior-year periods.
Equity earnings for the second quarter and first half of 2026 reflected valuation increases across the underlying investment portfolio, compared with equity losses in the prior-year periods, which were driven by valuation declines in Asia Pacific and North America funds.
AUM was flat in USD and in local currency during the quarter, and increased 2% in USD and 1% in local currency over the trailing twelve months. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (March 31, 2026)	$86.9
Asset acquisitions/takeovers	2.2
Asset dispositions/withdrawals	(2.5)
Valuation changes	0.7
Foreign currency translation	(0.5)
Change in uncalled committed capital and cash held	—
Ending balance (June 30, 2026)	$86.8

Trailing Twelve Months
Beginning balance (June 30, 2025)	$84.9
Asset acquisitions/takeovers	6.9
Asset dispositions/withdrawals	(8.4)
Valuation changes	2.4
Foreign currency translation	0.8
Change in uncalled committed capital and cash held	0.2
Ending balance (June 30, 2026)	$86.8

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and commercial paper.
Cash Flows from Operating Activities
Operating activities used $266.9 million of cash in the first six months of 2026, compared with $434.8 million of cash used in operating activities during the same period in 2025. The improvement in operating cash flows was primarily attributable to higher cash provided by earnings, partially offset by higher trade receivables - correlated with the revenue growth - with net working capital adjustments in aggregate broadly consistent with the prior-year period.
Cash Flows from Investing Activities
We used $125.5 million of cash for investing activities during the first six months of 2026, compared with $200.4 million used during the same period in 2025. The decrease in cash used for investing activities was primarily attributable to our January 2025 $100.0 million contribution to JLL Income Property Trust ("JLL IPT"), partially offset by higher capital expenditures. We discuss these and other drivers of investing activity below in further detail.
Cash Flows from Financing Activities
Financing activities provided $251.8 million of cash during the first six months of 2026, compared with $617.5 million provided during the same period in 2025. The decrease in cash provided by financing activities reflected lower net borrowings under the Facility and the Program, largely driven by a higher cash balance at the beginning of 2026 and lower cash used for investing activities. We discuss specific drivers of financing activities, including share repurchases, in further detail below.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	June 30, 2026	December 31, 2025
Outstanding borrowings under the Facility	$345.0	—
Short-term borrowings	83.4	92.7
Outstanding commercial paper	420.0	—
In addition to our Facility, we had the capacity to borrow up to $58.0 million under local overdraft facilities as of June 30, 2026.
The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively. The Uncommitted Facility had no outstanding balance as of December 31, 2025, and was terminated in June 2026. We did not draw on the Uncommitted Facility in 2026. Average outstanding borrowings for the periods presented reflect usage of the Uncommitted Facility until its termination in June 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Average outstanding borrowings	$1,222.6	1,573.5	$842.6	1,290.0
Average effective interest rate	4.3%	5.0%	4.3%	5.0%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of June 30, 2026, we had a carrying value of $873.6 million in Investments, primarily related to Investment Management co-investments and investments in early-to-mid-stage proptech companies as well as proptech funds ("Proptech Investments"). For the six months ended June 30, 2026, return of capital exceeded funding of investments by $0.6 million, and during the same period in 2025, funding of investments exceeded return of capital by $104.5 million, primarily driven by our $100.0 million investment in JLL IPT. We have maximum potential unfunded commitments to direct investments or investment vehicles of $305.5 million and $5.8 million as of June 30, 2026, for our Investment Management business and Proptech Investments, respectively.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the six months ended June 30, 2026 and 2025 were $115.0 million and $88.9 million, respectively. Our capital expenditures in 2026 were primarily for leasehold improvements, purchased/developed software and technology hardware. Leasehold improvement spend led the way, as we continue to invest in our global real estate footprint.
Business Acquisitions
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are within cash used in investing activities, while payments for prior-year acquisitions are primarily within cash used in financing activities.

	Six Months Ended June 30,
(in millions)	2026	2025
Payments relating to current-year acquisitions(1)	$20.5	6.1
Payments for deferred business acquisition and earn-out obligations	16.4	12.6
Total paid for business acquisitions	$36.9	18.7
(1) Inclusive of $1.3 million cash acquired.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $5.7 million as of June 30, 2026. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of June 30, 2026, we had the potential to make earn-out payments for a maximum of $66.8 million on 9 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
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
During the three months ended June 30, 2026, we completed the $200.0 million ASR program we initiated in March 2026, resulting in the additional receipt of approximately 51,200 shares in the second quarter of 2026 (bringing the total shares repurchased under the ASR to 638,400). Total share repurchases are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Total number of shares repurchased (in 000's)	405.8	176.5	1,304.1	251.8
Total paid for shares repurchased	$110.0	41.4	$410.0	61.2
As of June 30, 2026, $2,591.6 million remained authorized for repurchases under our share repurchase program.
Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of June 30, 2026 and December 31, 2025, we had total Cash and cash equivalents of $458.2 million and $599.1 million, respectively, of which approximately $378.1 million and $386.0 million, respectively, was held by foreign subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2026 on our variable-rate debt, our results would reflect an incremental $2.1 million of interest expense for the six months ended June 30, 2026.
Foreign Exchange
The following outlines the significant functional currencies of our revenue, highlighting where exposure to movements in foreign exchange impact our operations in international markets.

	Six Months Ended June 30,
	2026	2025
British pound	7%	7%
Euro	6	6
Australian dollar	4	5
Other(1)	19	19
Revenue exposed to foreign exchange rates	36%	37%
United States dollar	64	63
Total revenue	100%	100%
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2026 - April 30, 2026	112,529	$328.80	112,529
May 1, 2026 - May 31, 2026(1)	169,740	$388.81	169,740
June 1, 2026 - June 30, 2026	123,507	$299.60	123,507	$2,591.6
Total	405,776		405,776
(1) In May 2026, we completed the $200.0 million Accelerated Share Repurchase ("ASR") program we initiated in March 2026, resulting in the receipt of approximately 51,200 additional shares. Shares repurchased under the ASR totaled approximately 638,400 at an average price of $313.29 per share.
Item 5. Other Information
During the quarter ended June 30, 2026, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 408(a) or Regulation S-K.

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
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 2026.

JONES LANG LASALLE INCORPORATED

By:	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)