Form 10-Q
period 2026-09-30
JONES LANG LASALLE INC
filed 2026-10-28
CIK 1037976

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant's common stock (par value $0.01) as of the close of business on October 23, 2026 was 45,679,322.

Part I. Financial Information
Item 1. Financial Statements
JONES LANG LASALLE INCORPORATED
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$514.3	599.1
Trade receivables, net of allowance of $78.2 and $62.2	2,287.0	2,302.8
Notes and other receivables	426.6	450.0
Reimbursable receivables	3,252.9	3,105.0
Warehouse receivables	1,020.9	751.2
Short-term contract assets, net of allowance of $1.7 and $1.8	365.6	340.1
Restricted cash, prepaid and other	669.2	631.2
Total current assets	8,536.5	8,179.4
Property and equipment, net of accumulated depreciation of $1,445.0 and $1,317.7	632.2	630.6
Operating lease right-of-use assets	605.1	712.3
Goodwill	4,724.9	4,707.3
Identified intangibles, net of accumulated amortization of $605.0 and $566.1	637.7	666.7
Investments, including $912.1 and $844.0 at fair value	966.4	892.9
Long-term receivables	443.4	419.4
Deferred tax assets, net	608.2	610.0
Deferred compensation plan	820.6	723.6
Other	266.5	258.9
Total assets	$18,241.5	17,801.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,318.1	1,398.1
Reimbursable payables	2,401.6	2,539.6
Accrued compensation and benefits	1,621.4	1,929.6
Short-term borrowings	214.9	92.7
Current maturities of long-term debt, net of debt issuance costs of $0.1 and $—	198.6	—
Commercial paper, net of debt issuance costs of $0.5 and $0.2	113.0	(0.2)
Short-term contract liabilities and deferred income	258.0	237.2
Warehouse facilities	1,047.9	759.1
Short-term operating lease liabilities	160.8	166.7
Other	298.1	263.8
Total current liabilities	7,632.4	7,386.6
Credit facility, net of debt issuance costs of $6.3 and $8.5	240.7	(8.5)
Long-term debt, net of debt issuance costs of $3.3 and $4.7	595.6	805.9
Deferred tax liabilities, net	72.4	56.0
Deferred compensation	805.3	737.2
Long-term operating lease liabilities	648.1	774.4
Other	433.0	426.5
Total liabilities	10,427.5	10,178.1
Company shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 52,120,548 and 52,120,548 shares issued; 45,678,955 and 46,945,754 outstanding	0.5	0.5
Additional paid-in capital	2,072.0	2,068.6
Retained earnings	7,757.1	7,114.0
Treasury stock, at cost, 6,441,593 and 5,174,794 shares	(1,561.0)	(1,094.0)
Shares held in trust	(15.4)	(13.8)
Accumulated other comprehensive loss	(583.1)	(572.5)
Total Company shareholders' equity	7,670.1	7,502.8
Noncontrolling interest	143.9	120.2
Total equity	7,814.0	7,623.0
Total liabilities and equity	$18,241.5	17,801.1
    See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$7,281.2	6,510.4	$20,595.6	18,506.9
Operating expenses:
Compensation and benefits	$3,290.1	3,014.8	$9,360.4	8,524.5
Operating, administrative and other	3,524.1	3,152.6	10,126.7	9,141.7
Depreciation and amortization	56.7	57.6	171.7	196.9
Restructuring and acquisition charges	19.3	11.7	50.3	52.7
Total operating expenses	$6,890.2	6,236.7	$19,709.1	17,915.8
Operating income	$391.0	273.7	$886.5	591.1
Interest expense, net of interest income	19.7	29.2	63.1	89.1
Equity earnings (losses)	20.9	27.4	26.2	(25.6)
Other income	2.5	3.1	8.2	7.3
Income before income taxes and noncontrolling interest	394.7	275.0	857.8	483.7
Income tax provision	76.1	52.6	165.5	93.3
Net income	318.6	222.4	692.3	390.4
Net loss attributable to noncontrolling interest	(1.2)	(0.4)	(2.1)	—
Net income attributable to common shareholders	$319.8	222.8	$694.4	390.4
Basic earnings per common share	$6.97	4.71	$14.99	8.23
Basic weighted average shares outstanding (in 000's)	45,905	47,343	46,325	47,430
Diluted earnings per common share	$6.85	4.61	$14.73	8.07
Diluted weighted average shares outstanding (in 000's)	46,693	48,349	47,139	48,362
Net income attributable to common shareholders	$319.8	222.8	$694.4	390.4
Change in pension liabilities, net of tax	—	—	—	(0.5)
Foreign currency translation adjustments	8.0	(33.5)	(10.6)	89.7
Comprehensive income attributable to common shareholders	$327.8	189.3	$683.8	479.6
See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Company Shareholders' Equity

	Common Stock		Additional		Shares
(in millions, except share and per share data) (unaudited)	Shares Outstanding	Amount	Paid-In	Retained	Held in	Treasury			Total
			Capital	Earnings	Trust	Stock	AOCI(1)	NCI(2)	Equity
December 31, 2025	46,945,754	$0.5	2,068.6	7,114.0	(13.8)	(1,094.0)	(572.5)	120.2	$7,623.0
Net income	—	—	—	159.0	—	—	—	0.4	159.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	246,256	—	(87.5)	(44.9)	—	70.1	—	—	(62.3)
Stock-based compensation	—	—	23.3	—	—	—	—	—	23.3
Shares held in trust	—	—	—	—	(0.1)	—	—	—	(0.1)
Repurchase of common stock, including excise tax	(888,310)	—	(30.0)	—	—	(273.4)	—	—	(303.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(12.4)	—	(12.4)
Net decrease in amounts due to noncontrolling interest	—	—	—	—	—	—	—	(0.9)	(0.9)
March 31, 2026	46,303,700	$0.5	1,974.4	7,228.1	(13.9)	(1,297.3)	(584.9)	119.7	$7,426.6
Net income (loss)	—	—	—	215.6	—	—	—	(1.3)	214.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	99,601	—	(1.5)	(0.4)	—	2.5	—	—	0.6
Stock-based compensation	—	—	54.8	—	—	—	—	—	54.8
Shares held in trust	—	—	—	—	0.1	—	—	—	0.1
Repurchase of common stock, including excise tax	(396,104)	—	30.0	—	—	(140.1)	—	—	(110.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(6.2)	—	(6.2)
Net increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	20.2	20.2
June 30, 2026	46,007,197	$0.5	2,057.7	7,443.3	(13.8)	(1,434.9)	(591.1)	138.6	$7,600.3
Net income (loss)	—	—	—	319.8	—	—	—	(1.2)	318.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	62,506	—	(19.9)	(6.0)	—	14.7	—	—	(11.2)
Stock-based compensation	—	—	34.2	—	—	—	—	—	34.2
Shares held in trust	—	—	—	—	(1.6)	—	—	—	(1.6)
Repurchase of common stock, including excise tax	(390,748)	—	—	—	—	(140.8)	—	—	(140.8)
Foreign currency translation adjustments	—	—	—	—	—	—	8.0	—	8.0
Net increase in amounts due to noncontrolling interest	—	—	—	—	—	—	—	6.5	6.5
September 30, 2026	45,678,955	$0.5	2,072.0	7,757.1	(15.4)	(1,561.0)	(583.1)	143.9	$7,814.0

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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
(1) AOCI: Accumulated other comprehensive income (loss)
(2) NCI: Noncontrolling interest

See accompanying notes to Consolidated Financial Statements.

JONES LANG LASALLE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$692.3	390.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	171.7	196.9
Equity (earnings) losses	(26.2)	25.6
Distributions of earnings from investments	22.6	18.0
Provision for loss on receivables and other assets	30.0	37.2
Amortization of stock-based compensation	112.3	88.4
Net non-cash mortgage servicing rights and mortgage banking derivative activity	5.5	17.3
Accretion of interest and amortization of debt issuance costs	4.0	4.8
Other, net	3.4	4.8
Change in:
Receivables	(43.6)	160.9
Reimbursable receivables and reimbursable payables	(293.9)	(128.2)
Prepaid expenses and other assets	(17.7)	(39.7)
Income taxes receivable, payable and deferred	(57.4)	(124.4)
Accounts payable, accrued liabilities and other liabilities	73.4	(24.6)
Accrued compensation (including net deferred compensation)	(333.6)	(445.1)
Net cash provided by operating activities	342.8	182.3
Cash flows from investing activities:
Net capital additions – property and equipment	(168.6)	(138.4)
Business acquisitions, net of cash acquired	(18.7)	(6.1)
Business dispositions, net of cash disposed	12.9	—
Capital contributions to investments	(109.6)	(148.3)
Distributions of capital from investments	34.1	42.1
Other, net	(4.5)	(0.9)
Net cash used in investing activities	(254.4)	(251.6)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	5,274.0	10,340.0
Repayments of borrowings under credit facility	(5,027.0)	(10,254.0)
Proceeds from issuance of commercial paper	3,155.0	2,495.0
Repayments of commercial paper	(3,041.6)	(2,306.0)
Net proceeds from (repayments of) short-term borrowings	121.0	(14.0)
Payments of deferred business acquisition obligations and earn-outs	(22.0)	(12.1)
Repurchase of common stock	(548.6)	(130.2)
Other, net	(90.1)	(45.9)
Net cash (used in) provided by financing activities	(179.3)	72.8
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(22.2)	31.2
Net change in cash, cash equivalents and restricted cash	(113.1)	34.7
Cash, cash equivalents and restricted cash, beginning of the period	898.9	652.7
Cash, cash equivalents and restricted cash, end of the period	$785.8	687.4
Supplemental disclosure of cash flow information:
Restricted cash, beginning of the period	$299.8	236.5
Restricted cash, end of the period	271.5	258.5
Cash paid during the period for:
Interest	$59.7	85.1
Income taxes, net of refunds	231.3	203.4
Operating leases	151.3	150.9
Non-cash activities:
Business acquisitions (including contingent consideration)	$—	0.2
Deferred business acquisition obligations	—	0.9
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
Our Consolidated Financial Statements as of September 30, 2026, and for the periods ended September 30, 2026 and 2025, are unaudited. In the opinion of management, we have included all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements for these interim periods.
Historically, our quarterly revenue and profits have tended to increase from quarter to quarter as the year progresses. This is the result of a general focus in the real estate industry on completing transactions by calendar year end, while certain expenses are recognized evenly throughout the year. Growth in our Resilient businesses has, to an extent, lessened the seasonality in our revenue and profits during the past several years. Within our Leasing Advisory and Capital Markets Services segments, revenue from transaction-based activities is driven by the size and timing of our clients' transactions and can fluctuate significantly from period to period. Our Investment Management segment generally earns investment-generated performance fees on clients' real estate investment returns when assets are sold, the timing of which is geared toward the benefit of our clients, as well as co-investment equity gains and losses, primarily dependent on underlying valuations.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement and presentation of government grants to business entities. This ASU is effective for annual periods beginning after December 15, 2028, for public business entities, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, as part of its ongoing project to make minor amendments and clarifications to the Accounting Standards Codification. The amendments address issues across a wide range of Topics and are intended to clarify, correct errors or make minor improvements without significant impact on current accounting practice or cost to most entities. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those years, with early adoption permitted on an issue-by-issue basis. We do not expect this guidance to have a material impact on our financial statements.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those years, for public business entities, with early adoption permitted. We are evaluating the effect this guidance will have on our financial statements and related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue excluded from scope of ASC Topic 606	$101.7	103.6	$257.2	256.5
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

(in millions)	September 30, 2026	December 31, 2025
Contract assets, gross	$442.8	407.1
Contract asset allowance	(3.9)	(3.9)
Contract assets, net	$438.9	403.2

Contract liabilities	$191.0	187.3
Remaining performance obligations
Remaining performance obligations represent the aggregate transaction price for contracts where our performance obligations have not yet been satisfied. As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations represented an insignificant amount of our total revenue. In accordance with ASC Topic 606, excluded from the aforementioned remaining performance obligations are (i) amounts attributable to contracts expected to be completed within 12 months and (ii) variable consideration for services performed as a series of daily performance obligations, such as facilities management, property management and Investment Management contracts. A significant portion of our customer contracts, which are not expected to be fulfilled within 12 months, are represented by the contracts within these businesses.

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
Adjusted EBITDA does not include (i) Restructuring and acquisition charges, (ii) gain/loss on disposal, (iii) interest on employee loans, net of forgiveness, (iv) Equity earnings/losses for Investment Management and Proptech Investments, (v) credit losses on convertible note investments, net, (vi) net non-cash MSR and mortgage banking derivative activity, (vii) Interest expense, net of interest income, (viii) Income tax provision and (ix) Depreciation and amortization, which are otherwise included in Net income on the Consolidated Statements of Comprehensive Income.
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
The Chief Operating Decision Maker ("CODM") of JLL measures and evaluates the segment results based on Adjusted EBITDA for purposes of making decisions about allocating resources and assessing performance. Our CODM is not provided with total asset information by segment and accordingly does not measure or allocate resources based on total asset information. Therefore, we have not disclosed asset information by segment. As of September 30, 2026, we continue to define our Global Executive Board, collectively, as our CODM.

Summarized financial information by business segment is as follows.

Real Estate Management Services	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Workplace Management	$3,750.5	3,423.6	$11,041.1	10,036.3
Project Management	1,103.0	967.9	2,960.4	2,687.0
Property Management	464.4	461.1	1,404.1	1,361.1
Portfolio Services and Other	121.3	129.8	352.8	361.4
Software and Technology Solutions	58.2	58.6	173.1	171.6
Revenue	$5,497.4	5,041.0	$15,931.5	14,617.4
Less:
Platform compensation and benefits	$527.8	521.6	$1,560.8	1,516.5
Platform operating, administrative and other	172.8	161.4	508.5	477.4
Gross contract costs	4,683.0	4,256.3	13,574.7	12,360.8
Add:
Equity earnings	0.6	0.1	1.4	1.0
Other segment items	0.1	(0.7)	(1.6)	(3.8)
Adjusted EBITDA	$114.5	101.1	$287.3	259.9
Depreciation and amortization(1)	$31.6	33.3	$96.8	105.6
(1) Excludes the noncontrolling interest portion of amortization of acquisition-related intangibles which is not attributable to common shareholders.

Leasing Advisory	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$941.8	741.9	$2,465.0	2,004.8
Less:
Platform compensation and benefits	$669.4	538.3	$1,761.4	1,444.4
Platform operating, administrative and other	67.4	64.2	209.6	198.8
Gross contract costs	4.1	3.1	10.1	8.4
Add:
Equity losses	—	—	(0.1)	—
Other segment items	0.9	0.6	1.5	1.1
Adjusted EBITDA	$201.8	136.9	$485.3	354.3
Depreciation and amortization	$11.4	10.9	$33.7	33.9

Capital Markets Services	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Investment Sales, Debt/Equity Advisory and Other	$596.6	479.5	$1,471.3	1,172.7
Value and Risk Advisory	97.6	89.9	289.6	269.2
Loan Servicing	42.6	42.7	131.3	125.8
Revenue	$736.8	612.1	$1,892.2	1,567.7
Less:
Platform compensation and benefits	$513.6	436.8	$1,354.8	1,140.4
Platform operating, administrative and other	82.4	85.8	239.7	251.5
Gross contract costs	1.6	1.5	4.5	4.3
Add:
Equity earnings	1.3	0.8	2.0	3.2
Net non-cash MSR and mortgage banking derivative activity	(10.3)	0.2	5.5	17.3
Other segment items	0.9	0.9	2.7	1.2
Adjusted EBITDA	$131.1	89.9	$303.4	193.2
Depreciation and amortization	$10.4	9.8	$30.9	46.2

Investment Management	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Advisory fees	$92.6	93.0	$276.8	275.6
Incentive and transaction fees	12.6	22.4	30.1	41.4
Revenue	$105.2	115.4	$306.9	317.0
Less:
Platform compensation and benefits	$60.8	68.0	$182.2	187.2
Platform operating, administrative and other	18.1	16.1	50.6	49.9
Gross contract costs	8.4	7.8	24.8	24.3
Add:
Other segment items	—	0.2	—	0.2
Adjusted EBITDA	$17.9	23.7	$49.3	55.8
Depreciation and amortization	$2.4	2.7	$7.5	8.4
Equity earnings	$2.6	9.3	$13.2	1.9

The following table is a reconciliation of segment revenue to consolidated revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Real Estate Management Services	$5,497.4	5,041.0	$15,931.5	14,617.4
Leasing Advisory	941.8	741.9	2,465.0	2,004.8
Capital Markets Services	736.8	612.1	1,892.2	1,567.7
Investment Management	105.2	115.4	306.9	317.0
Total revenue	$7,281.2	6,510.4	$20,595.6	18,506.9
The following table is a reconciliation of Adjusted EBITDA to Net income attributable to common shareholders. The balances and activity associated with our investments (inclusive of convertible notes receivable) in proptech funds and early-to-mid-stage proptech companies ("Proptech Investments") do not constitute an operating or reporting segment and are reported in All Other below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA - Real Estate Management Services	$114.5	101.1	$287.3	259.9
Adjusted EBITDA - Leasing Advisory	201.8	136.9	485.3	354.3
Adjusted EBITDA - Capital Markets Services	131.1	89.9	303.4	193.2
Adjusted EBITDA - Investment Management	17.9	23.7	49.3	55.8
Adjusted EBITDA - All Other	(5.1)	(4.3)	(5.2)	0.6
Adjusted EBITDA - Consolidated	$460.2	347.3	$1,120.1	863.8
Adjustments:
Restructuring and acquisition charges	$(19.3)	(11.7)	$(50.3)	(52.7)
Net gain on disposition	—	—	0.6	—
Interest on employee loans, net of forgiveness	0.9	1.5	5.1	5.1
Equity earnings (losses) - Investment Management and Proptech Investments(1)	19.0	26.6	22.0	(29.1)
Credit losses on convertible note investments, net	0.3	(2.2)	(0.1)	(2.9)
Net non-cash MSR and mortgage banking derivative activity	10.3	(0.2)	(5.5)	(17.3)
Interest expense, net of interest income	(19.7)	(29.2)	(63.1)	(89.1)
Income tax provision	(76.1)	(52.6)	(165.5)	(93.3)
Depreciation and amortization(1)	(55.8)	(56.7)	(168.9)	(194.1)
Net income attributable to common shareholders	$319.8	222.8	$694.4	390.4
(1) This adjustment excludes the noncontrolling interest portion which is not attributable to common shareholders.

5.BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Business Combinations Activity
During the nine months ended September 30, 2026, we completed one acquisition within the Real Estate Management Services business segment. Aggregate terms of our acquisition included cash paid at closing of $20.5 million.
A preliminary purchase price allocation resulted in (i) Goodwill of $37.4 million, (ii) identifiable intangibles of $7.6 million, (iii) assumed liabilities less acquired assets of $3.3 million and (iv) $21.2 million of noncontrolling interest. As of September 30, 2026, we have not completed our analysis to assign fair values to all of the identifiable intangible and tangible assets acquired and, therefore, we may further refine the purchase price allocations for this acquisition during the open measurement period.
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are included in cash used in investing activities, while payments for prior-year acquisitions are primarily reflected in cash used in financing activities.

	Nine Months Ended September 30,
(in millions)	2026	2025
Payments relating to current-year acquisitions(1)	$20.0	6.1
Payments for deferred business acquisition and earn-out obligations	22.0	16.3
Total paid for business acquisitions	$42.0	22.4
(1) Amount is net of a $0.5 million cash refund received from the seller and excludes the impact of $1.3 million of cash acquired.
Earn-Out Payments
The following table details the number of acquisitions related to our earn-out payments, in addition to the maximum (undiscounted) amount and fair values of those earn-out payments.

($ in millions)	September 30, 2026	December 31, 2025
Number of acquisitions with earn-out payments subject to the achievement of certain performance criteria	9	11
Maximum earn-out payments (undiscounted)	$62.0	75.5
Short-term earn-out liabilities (fair value)(1)	9.3	5.9
Long-term earn-out liabilities (fair value)(1)	2.5	11.3
(1) Included in Other current and Other long-term liabilities on the Consolidated Balance Sheets.
Assuming the achievement of the applicable performance criteria, we anticipate making the majority of these earn-out payments over the next four years. Refer to Note 7, Fair Value Measurements, and Note 10, Restructuring and Acquisition Charges, for additional discussion of our earn-out liabilities.
Goodwill and Other Intangible Assets
Goodwill and unamortized intangibles as of September 30, 2026 consisted of: (i) Goodwill of $4,724.9 million, (ii) identifiable intangibles of $587.1 million, amortizing over their remaining finite useful lives and (iii) $50.6 million of identifiable intangibles with indefinite useful lives that are not amortized. Notable portions of our goodwill and unamortized intangibles are denominated in currencies other than the U.S. dollar, which means a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
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
The following table details, by reporting segment, movements in Goodwill.

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2026	$1,225.1	1,405.3	2,019.8	57.1	$4,707.3
Additions, net of adjustments	37.4	—	—	—	37.4
Dispositions	(3.7)	—	—	—	(3.7)
Impact of exchange rate movements	(3.1)	(5.6)	(7.2)	(0.2)	(16.1)
Balance as of September 30, 2026	$1,255.7	1,399.7	2,012.6	56.9	$4,724.9

(in millions)	Real Estate Management Services	Leasing Advisory	Capital Markets Services	Investment Management	Consolidated
Balance as of January 1, 2025	$1,211.3	1,372.6	1,971.5	55.9	$4,611.3
Additions, net of adjustments	—	—	6.6	—	6.6
Impact of exchange rate movements	13.8	32.6	39.9	1.3	87.6
Balance as of September 30, 2025	$1,225.1	1,405.2	2,018.0	57.2	$4,705.5
The following tables detail, by intangible type, movements in the gross carrying amount and accumulated amortization of our identifiable intangibles.

(in millions)	MSRs	Other Intangibles	Consolidated
Gross Carrying Amount
Balance as of December 31, 2025	$896.8	336.0	$1,232.8
Additions, net of adjustments	83.9	7.6	91.5
Dispositions	—	(12.3)	(12.3)
Adjustment for fully amortized intangibles	(44.1)	(24.2)	(68.3)
Impact of exchange rate movements	—	(1.0)	(1.0)
Balance as of September 30, 2026	$936.6	306.1	$1,242.7

Accumulated Amortization
Balance as of December 31, 2025	$(438.6)	(127.5)	$(566.1)
Amortization expense, net(1)	(91.7)	(20.1)	(111.8)
Dispositions	—	5.0	5.0
Adjustment for fully amortized intangibles	44.1	24.2	68.3
Impact of exchange rate movements	—	(0.4)	(0.4)
Balance as of September 30, 2026	$(486.2)	(118.8)	$(605.0)

Net book value as of September 30, 2026	$450.4	187.3	$637.7
(1) Included in this amount for MSRs was $6.4 million related to write-offs due to prepayments of sold Warehouse receivables for which we retained the servicing rights. Amortization of MSRs is included in Revenue within the Consolidated Statements of Comprehensive Income.

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
6.INVESTMENTS
Summarized investment balances as of September 30, 2026 and December 31, 2025 are presented in the following table.

(in millions)	September 30, 2026	December 31, 2025
Investment Management co-investments	$562.4	505.8
Proptech Investments	369.0	353.0
Other investments	35.0	34.1
Total	$966.4	892.9
Our Investment Management co-investments are primarily direct investments in property or commingled funds, where we co-invest alongside our clients and for which we also have an advisory agreement, while our Proptech Investments are generally investments in early-to-mid-stage proptech companies as well as proptech funds.
We have maximum potential unfunded commitments to direct investments or investment vehicles of $234.7 million and $5.3 million as of September 30, 2026 for our Investment Management business and Proptech Investments, respectively.
Impairment
There were no significant other-than-temporary impairment charges on Investments for the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized an investment-level impairment charge of $2.2 million on one investment accounted for under the measurement alternative. This activity was included within Equity earnings on our Consolidated Statements of Comprehensive Income. There were no other significant impairments in the prior-year period.

Fair Value
We report a majority of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses. The table below shows the movement in our investments reported at fair value.
The table below does not include $17.8 million of investments in certain mid-stage non-public companies as they are non-marketable equity investments accounted for under the measurement alternative, defined as cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(in millions)	2026	2025
Fair value investments as of January 1,	$844.0	742.0
Investments	99.3	146.9
Distributions	(55.1)	(56.9)
Change in fair value, net	27.2	(28.2)
Foreign currency translation adjustments, net	(3.3)	16.3
Transfers in	—	24.6
Fair value investments as of September 30,	$912.1	844.7
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

(in millions)	September 30, 2026	December 31, 2025
Long-term debt, fair value	$809.7	838.7
Long-term debt, carrying value, net of debt issuance costs	794.2	805.9

Investments at Fair Value - Net Asset Value ("NAV")
We report a significant portion of our investments at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value, and we report these fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
For a subset of our investments reported at fair value, we estimate the fair value using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates included valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. We did not consider any adjustments to NAV estimates provided by investees, including adjustments for any restrictions to the transferability of ownership interests embedded within investment agreements to which we are a party, to be necessary based upon (i) our understanding of the methodology utilized and inputs incorporated to estimate NAV at the investee level, (ii) consideration of market demand for the specific types of real estate assets held by each venture and (iii) contemplation of real estate and capital markets conditions in the localities in which these ventures operate. As of September 30, 2026 and December 31, 2025, investments at fair value using NAV were $552.2 million and $491.1 million, respectively. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the following table.
Recurring Fair Value Measurements
The following table categorizes by level in the fair value hierarchy the estimated fair value of our assets and liabilities measured at fair value on a recurring basis.

	September 30, 2026			December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments - fair value	$43.8	—	316.1	48.2	—	304.7
Foreign currency derivative assets	—	13.5	—	—	5.8	—
Warehouse receivables	—	1,020.9	—	—	751.2	—
Deferred compensation plan assets	—	820.6	—	—	723.6	—
Mortgage banking derivative assets	—	—	132.3	—	—	52.2
Total assets at fair value	$43.8	1,855.0	448.4	48.2	1,480.6	356.9
Liabilities
Foreign currency derivative liabilities	$—	13.3	—	—	14.2	—
Deferred compensation plan liabilities	—	805.3	—	—	731.4	—
Earn-out liabilities	—	—	11.8	—	—	17.2
Mortgage banking derivative liabilities	—	—	79.8	—	—	20.6
Total liabilities at fair value	$—	818.6	91.6	—	745.6	37.8
Investments
We classify one investment as Level 1 in the fair value hierarchy as a quoted price is readily available. We increase or decrease our investment each reporting period by the change in the fair value of the investment. We report the fair value adjustments in our Consolidated Statements of Comprehensive Income within Equity earnings/losses.
Investments classified as Level 3 in the fair value hierarchy represent investments in early-stage non-public entities where we elected the fair value option. For most of our investments, the carrying value was deemed to approximate fair value due to the proximity of the investment date, or date of most recent financing raise, to the balance sheet date, as well as consideration of investee-level performance updates. The fair value of certain investments is estimated using significant unobservable inputs which require judgment due to the absence of market data. In determining the estimated fair value of these investments, we utilize appropriate valuation techniques including discounted cash flow analyses, scorecard method, Black-Scholes models and other methods as appropriate. Key inputs include projected cash flows, discount rates, peer group multiples and volatility.
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
Warehouse Receivables
The fair value of the Warehouse receivables is based on already locked-in security-buy prices. As of September 30, 2026 and December 31, 2025, all of our Warehouse receivables included in the Consolidated Balance Sheets were under commitment to be purchased by government-sponsored enterprises ("GSEs") or by a qualifying investor as part of a U.S. government or GSE mortgage-backed security program. The Warehouse receivables are classified as Level 2 in the fair value hierarchy as all significant inputs are readily observable.
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

(in millions)	September 30, 2026	December 31, 2025
Deferred compensation plan assets	$820.6	723.6
Long-term deferred compensation plan liabilities	805.3	731.4
Shares held in trust	15.4	13.8
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

(in millions)	Balance as of June 30, 2026	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2026
Investments	$295.6	18.6	—	1.9	—	—	$316.1
Mortgage banking derivative assets and liabilities, net	25.8	40.4	—	53.5	(67.2)	—	52.5
Earn-out liabilities	17.0	(0.4)	—	—	(4.8)	—	11.8

(in millions)	Balance as of June 30, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2025
Investments	$293.1	15.4	(0.3)	0.8	—	—	$309.0
Mortgage banking derivative assets and liabilities, net	19.9	3.4	—	52.9	(61.5)	—	14.7
Earn-out liabilities	19.1	0.4	(0.1)	—	(3.3)	—	16.1

(in millions)	Balance as of December 31, 2025	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2026
Investments	$304.7	10.1	(0.6)	1.9	—	—	$316.1
Mortgage banking derivative assets and liabilities, net	31.6	91.5	—	119.4	(190.0)	—	52.5
Earn-out liabilities	17.2	0.1	—	—	(5.5)	—	11.8

(in millions)	Balance as of December 31, 2024	Net change in fair value	Foreign CTA(1)	Purchases / Additions	Settlements	Transfers in (out)	Balance as of September 30, 2025
Investments	$330.3	(29.8)	1.8	6.8	(0.1)	—	$309.0
Mortgage banking derivative assets and liabilities, net	93.8	20.4	—	117.8	(217.3)	—	14.7
Earn-out liabilities	35.8	(3.1)	0.3	0.2	(15.4)	(1.7)	16.1
(1) CTA: Currency translation adjustments

Net change in fair value, included in the tables above, is reported in Net income as follows.

Category of Assets/Liabilities using Unobservable Inputs	Consolidated Statements of Comprehensive Income Account Caption
Earn-out liabilities (short-term and long-term)	Restructuring and acquisition charges
Investments	Equity earnings/losses
Other current assets - Mortgage banking derivative assets	Revenue
Other current liabilities - Mortgage banking derivative liabilities	Revenue

Non-Recurring Fair Value Measurements
We review our investments, except those investments otherwise reported at fair value, on a quarterly basis, or as otherwise deemed necessary, for indications of whether we may be unable to recover the carrying value of our investments and whether such investments are other than temporarily impaired. When the carrying amount of the investment is in excess of the estimated future undiscounted cash flows, we use a discounted cash flow approach or other acceptable method to determine the fair value of the investment in computing the amount of the impairment. Our determination of fair value primarily relies on Level 3 inputs. We did not recognize any significant investment-level impairment losses during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized an investment-level impairment charge of $2.2 million on one investment accounted for under the measurement alternative. This activity was included within Equity earnings on our Consolidated Statements of Comprehensive Income. There were no other significant impairments in the prior-year period.
8.DEBT
Debt is composed of the following obligations.

($ in millions)	September 30, 2026	December 31, 2025
Short-term debt:
Local overdraft facilities	$28.6	2.8
Other short-term borrowings	186.3	89.9
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $0.1 and $—	198.6	—
Commercial paper, net of debt issuance costs of $0.5 and $0.2	113.0	(0.2)
Total short-term debt, net of debt issuance costs	$526.5	92.5
Credit facility, net of debt issuance costs of $6.3 and $8.5	240.7	(8.5)
Long-term senior notes, 1.96%, face amount of €175.0, due June 2027, net of debt issuance costs of $— and $0.2	—	205.1
Long-term senior notes, 6.875%, face amount of $400.0, due December 2028, net of debt issuance costs of $3.0 and $4.1	397.0	395.9
Long-term senior notes, 2.21%, face amount of €175.0, due June 2029, net of debt issuance costs of $0.3 and $0.4	198.6	204.9
Total debt, net of debt issuance costs	$1,362.8	889.9
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
Credit Facilities
We have a $3.3 billion unsecured revolving credit facility (the "Facility") that matures on November 3, 2028. Undiscounted pricing on the Facility ranges from Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 0.875% to 1.35%, with pricing including facility fees, as of September 30, 2026 at Adjusted Term SOFR plus 0.86%.
In addition, prior to June 30, 2026, we had access to an uncommitted credit agreement (the "Uncommitted Facility"), which allowed for discretionary short-term liquidity of up to $400.0 million. Interest and fees were set at the time of utilization and calculated on a 360-day basis. Between quarter-end dates, we periodically used the proceeds to reduce indebtedness under the Facility at a lower interest rate. The Uncommitted Facility was terminated on June 30, 2026, and had no outstanding balance as of December 31, 2025, and September 30, 2026. We last used the Uncommitted Facility in June of 2025.

The following table provides additional information on our Program, Facility and Uncommitted Facility, collectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Average outstanding borrowings	$768.4	1,152.8	$817.6	1,243.7
Average effective interest rate	4.3%	4.9%	4.3%	5.0%
We will continue to use the Facility for, but not limited to, business acquisitions, working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases and capital expenditures.
Short-Term and Long-Term Debt
In addition to our credit facilities, we have the capacity to borrow up to $58.3 million as of September 30, 2026, under local overdraft facilities. Amounts outstanding are presented in the debt table above.
As of September 30, 2026, our issuer and senior unsecured ratings are investment grade: Baa1 from Moody's Investors Service, Inc. and BBB+ from Standard & Poor's Ratings Services.
Covenants
Our Facility and senior notes are subject to customary financial and other covenants, including cash interest coverage ratios and leverage ratios, as well as event of default conditions. We remained in compliance with all covenants as of September 30, 2026.
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

	Nine Months Ended September 30,
(in millions)	2026	2025
Origination of mortgage loans	$(7,658.2)	(8,691.7)
Proceeds from the sales of mortgage loans	7,369.8	8,524.7
Net increase in Warehouse facilities	288.8	165.5
The following table provides details regarding our Warehouse facilities lines of credit.

	September 30, 2026		December 31, 2025
($ in millions)	Outstanding Balance	Maximum Capacity	Outstanding Balance	Maximum Capacity
Warehouse facilities:
SOFR plus 1.20%, expires September 13, 2027(1)	$152.9	700.0	114.2	700.0
SOFR plus 1.20%, expires September 10, 2027(1)	393.2	600.0	185.6	600.0
SOFR plus 1.25% - 1.40%, expires October 22, 2026(2)	502.9	1,100.0	338.0	1,100.0
Fannie Mae ASAP(3) program, SOFR plus 1.25% with 0.25% SOFR floor	—	n/a	122.0	n/a
Gross warehouse facilities	1,049.0	2,400.0	759.8	2,400.0
Debt issuance costs	(1.1)	n/a	(0.7)	n/a
Total warehouse facilities	$1,047.9	2,400.0	759.1	2,400.0
(1) Warehouse facility has been amended since prior periods. Refer to our previous filings for specific terms of agreements.
(2) In October 2026, we extended the term of the Warehouse facility to October 21, 2027.
(3) As Soon As Pooled ("ASAP") funding program

We have lines of credit established for the sole purpose of funding our Warehouse receivables. These lines of credit exist with financial institutions and are secured by the related Warehouse receivables. Pursuant to these facilities, we are required to comply with certain financial covenants regarding (i) minimum net worth, (ii) minimum servicing-related loans and (iii) minimum adjusted leverage ratios. We remained in compliance with all covenants under our facilities as of September 30, 2026.
We are party to a master repurchase agreement with a maximum capacity of $1.1 billion. Transactions executed under this agreement are accounted for as secured borrowings.
9.COMMITMENTS AND CONTINGENCIES
We are a defendant in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.
Professional Indemnity Insurance
In order to better manage our global insurance program and support our risk management efforts, we supplement our traditional insurance coverage for certain types of claims by using a wholly-owned captive insurance company. The level of risk retained by our captive insurance company, with respect to professional indemnity claims, is up to $10.0 million per claim. We contract third-party insurance companies to provide coverage of risk in excess of this amount. When a potential loss event occurs, we estimate the ultimate cost of the claim and accrue the amount in other liabilities on our Consolidated Balance Sheets when probable and estimable. In addition, we have established receivables from third-party insurance providers for claim amounts in excess of the risk retained by our captive insurance company. There was no such receivable recorded as of September 30, 2026 and December 31, 2025, in Notes and other receivables on our Consolidated Balance Sheets.
The following table shows the professional indemnity accrual activity and related payments.

(in millions)
December 31, 2025	$1.4
New claims	5.0
Prior year claims adjustments (including foreign currency changes)	0.9
Claims paid	(0.2)
September 30, 2026	$7.1

December 31, 2024	$4.2
New claims	3.9
Prior year claims adjustments (including foreign currency changes)	0.3
Claims paid	(6.1)
September 30, 2025	$2.3
Delegated Underwriting and Servicing ("DUS") Program Loan Loss-Sharing
As a participant in the DUS program, we retain a portion of the risk of loss for loans that are originated and sold under the DUS program. Net losses on defaulted loans are shared with Fannie Mae based upon established loss-sharing ratios. Generally, we share approximately one-third of incurred losses, subject to a cap of 20% of the principal balance of the mortgage at origination. As of September 30, 2026 and December 31, 2025, we had loans, funded and sold, subject to such loss-sharing arrangements with an aggregate unpaid principal balance of $27.9 billion and $25.8 billion, respectively.
For all DUS program loans with loss-sharing obligations, we record a non-contingent liability equal to the estimated fair value of the guarantee obligations undertaken upon sale of the loan, which reduces our gain on sale of the loan. Subsequently, this liability is amortized over the estimated life of the loan and recognized as Revenue on the Consolidated Statements of Comprehensive Income. As of September 30, 2026 and December 31, 2025, the loss-sharing guarantee obligations were $30.9 million and $30.4 million, respectively, and are included in other liabilities on our Consolidated Balance Sheets.

The loss-sharing aspect of the program represents an off-balance sheet credit exposure. We record a separate contingent reserve for this risk calculated on an individual loan level. As of September 30, 2026 and December 31, 2025, the loan loss guarantee reserve was $26.8 million and $29.9 million, respectively, and is included within Other liabilities on our Consolidated Balance Sheets. There were no loan losses incurred during the nine months ended September 30, 2026. In June of 2025, we entered into an enhanced loss-sharing agreement with Fannie Mae associated with a specific three-loan portfolio, which finalized our portion of the loss at $20.6 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Severance and other employment-related charges	$14.6	5.4	$34.1	30.8
Restructuring, pre-acquisition and post-acquisition charges	5.0	5.2	15.8	22.9
Stock-based compensation expense for post-acquisition retention awards	0.1	0.7	0.3	2.1
Fair value adjustments to earn-out liabilities	(0.4)	0.4	0.1	(3.1)
Restructuring and acquisition charges	$19.3	11.7	$50.3	52.7
We expect nearly all cash-based charges related to (i) severance and other employment-related charges and (ii) restructuring, pre-acquisition and post-acquisition charges as of September 30, 2026 will be paid during the next twelve months.

11.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The tables below present the changes in Accumulated other comprehensive income (loss) ("AOCI") by component.

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2026	$(63.4)	(527.7)	$(591.1)
Other comprehensive income before reclassification	—	8.0	8.0
Other comprehensive income after tax expense of $ - , $ - and $ -	—	8.0	8.0
Balance as of September 30, 2026	$(63.4)	(519.7)	$(583.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of June 30, 2025	$(56.0)	(468.2)	$(524.2)
Other comprehensive loss before reclassification	—	(33.5)	(33.5)
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(33.5)	(33.5)
Balance as of September 30, 2025	$(56.0)	(501.7)	$(557.7)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2025	$(63.4)	(509.1)	$(572.5)
Other comprehensive loss before reclassification	—	(10.6)	(10.6)
Other comprehensive loss after tax expense of $ - , $ - and $ -	—	(10.6)	(10.6)
Balance as of September 30, 2026	$(63.4)	(519.7)	$(583.1)

(in millions)	Pension and postretirement benefit	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2024	$(55.5)	(591.4)	$(646.9)
Other comprehensive (loss) income before reclassification	(0.5)	89.7	89.2
Other comprehensive (loss) income after tax expense of $ - , $ - and $ -	(0.5)	89.7	89.2
Balance as of September 30, 2025	$(56.0)	(501.7)	$(557.7)
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
The initial value of any excluded components from the assessment of effectiveness is recognized using a systematic and rational method over the life of the hedging instrument. The interest accrual component of cross-currency swaps is reported directly in earnings.
We enter into foreign currency forward contracts to manage our currency exchange rate risk related to intercompany lending and cash management practices. These derivatives do not qualify for hedge accounting treatment. Gains and losses from the revaluation of these contracts are recognized as a component of Operating, administrative and other expense and are offset by the gains and losses recognized on the revaluation of intercompany loans and other foreign currency balances. The impact to net income was not significant for the nine months ended September 30, 2026 and 2025.
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
During the nine months ended September 30, 2026, we entered into forward contracts to hedge foreign currency risk that were not designated as hedges which generally have a maturity of less than 90 days. The following table details the gross notional value and net basis of these contracts.

(in billions)	September 30, 2026	December 31, 2025
Foreign currency forward contracts, gross notional value	$1.60	2.04
Foreign currency forward contracts, net basis	1.10	1.23
The following table summarizes the asset and liability positions of our derivatives on a gross basis and the net asset or net liability position with the financial institutions from which we purchase these contracts.

	Fair Value Asset		Fair Value Liability
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Net investment hedges:
Gross amount of derivative	$7.5	3.6	$1.9	10.0
Offsetting derivative	(1.2)	(1.1)	(1.2)	(1.1)
Net amount of net investment hedges	$6.3	2.5	$0.7	8.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts:
Gross amount of derivative	$6.0	2.2	$11.4	4.2
Offsetting derivative	(1.3)	(0.6)	(1.3)	(0.6)
Net amount of foreign currency forward contracts	$4.7	1.6	$10.1	3.6
Total derivatives at fair value	$11.0	4.1	$10.8	12.5

Derivatives designated as hedging instruments are presented in Other long-term assets or Other long-term liabilities. Those not designated as hedging instruments are presented in Restricted cash, prepaid and other current assets or Other current liabilities.
See Note 7, Fair Value Measurements, for additional information on derivative instruments accounted for at fair value.
The following table summarizes the pre-tax impact of the outstanding derivatives on the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Interest income	$2.5	—	$7.6	—
(Loss) gain recognized in Accumulated other comprehensive loss	(0.8)	—	12.0	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Operating, administrative and other	$1.3	(4.1)	$(3.2)	2.8
We did not enter into any net investment hedges for the nine months ended September 30, 2025. As such, there was no impact to the comparative periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, for the nine months ended September 30, 2026, and our audited Consolidated Financial Statements, including the notes thereto, for the fiscal year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K, filed with the SEC and also available on our website (www.jll.com). You should also refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report on Form 10-K.
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
A discussion of our critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2026.
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
Equity earnings may vary substantially from period to period for a variety of reasons, including as a result of (i) valuation increases (decreases) on investments reported at fair value, (ii) gains (losses) on asset dispositions and (iii) impairment charges. The timing of recognition of these items may impact comparability between quarters, in any one year or compared with a prior year.
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
Seasonality
Historically, we have reported relatively lower revenue and profit in the first quarter with both measures increasing each of the following three quarters. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and the fact that certain expenses are constant through the year. Our seasonality excludes the recognition of investment-generated performance fees and realized and unrealized investment equity earnings and losses. Specifically, we recognize incentive fees when assets are sold or as a result of valuation increases in the portfolio, the timing of which may not be predictable or recurring. In addition, investment equity gains and losses are primarily dependent on valuations of underlying investments, and the direction and magnitude of changes to such valuations are not predictable. Non-variable operating expenses, which we treat as expenses when incurred during the year, are relatively constant on a quarterly basis.
A significant portion of our Compensation and benefits expense is from incentive compensation plans, which we generally accrue throughout the year based on progress toward annual performance targets. This quarterly estimation can result in significant fluctuations in quarterly Compensation and benefits expense from period to period. Consequently, the results for the periods ended September 30, 2026, and 2025, are not fully indicative of the results we expect to realize for the full fiscal year.

RESULTS OF OPERATIONS
Definitions
•Assets under management data for Investment Management is primarily reported on a one-quarter lag.
•n.m.: not meaningful, typically represented by a percentage change of greater than 1,000%, favorable or unfavorable.
•We define "Resilient" revenue as (i) Workplace Management, Project Management, Property Management, and Software and Technology Solutions, within Real Estate Management Services, (ii) Value and Risk Advisory, and Loan Servicing, within Capital Markets Services and (iii) Advisory fees, within Investment Management. In addition, we define "Advisory" revenue (previously referred to as "Transactional") as (i) Portfolio Services and Other, within Real Estate Management Services, (ii) Leasing Advisory, (iii) Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services and (iv) Incentive and transaction fees, within Investment Management.
•Gross contract costs represent certain costs associated with client-dedicated employees and third-party vendors and subcontractors and are directly or indirectly reimbursed through the fees we receive. These costs are presented on a gross basis in Operating expenses (with the corresponding fees in Revenue).
•Market volumes for Leasing Advisory and Capital Markets Services are based on data from JLL Research.
Consolidated Operating Results

	Three Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2026	2025	U.S. dollars
Real Estate Management Services	$5,497.4	5,041.0	456.4	9%	9%
Leasing Advisory	941.8	741.9	199.9	27	27
Capital Markets Services	736.8	612.1	124.7	20	21
Investment Management	105.2	115.4	(10.2)	(9)	(7)
Revenue	$7,281.2	6,510.4	770.8	12%	12%
Platform compensation and benefits	$1,776.6	1,569.1	207.5	13%	13%
Platform operating, administrative and other expenses	340.5	329.6	10.9	3	3
Depreciation and amortization	56.7	57.6	(0.9)	(2)	(1)
Total platform operating expenses	2,173.8	1,956.3	217.5	11	11
Gross contract costs	4,697.1	4,268.7	428.4	10	10
Restructuring and acquisition charges	19.3	11.7	7.6	65	64
Total operating expenses	$6,890.2	6,236.7	653.5	10%	11%
Operating income	$391.0	273.7	117.3	43%	44%
Equity earnings	$20.9	27.4	(6.5)	(24)%	(24)%
Net non-cash MSR and mortgage banking derivative activity	$10.3	(0.2)	10.5	n.m.	n.m.
Adjusted EBITDA	$460.2	347.3	112.9	33%	33%

Consolidated Operating Results (continued)

	Nine Months Ended September 30,		Change in		% Change in Local Currency
($ in millions)	2026	2025	U.S. dollars
Real Estate Management Services	$15,931.5	14,617.4	1,314.1	9%	8%
Leasing Advisory	2,465.0	2,004.8	460.2	23	23
Capital Markets Services	1,892.2	1,567.7	324.5	21	20
Investment Management	306.9	317.0	(10.1)	(3)	(3)
Revenue	$20,595.6	18,506.9	2,088.7	11%	10%
Platform compensation and benefits	$4,864.3	4,288.0	576.3	13%	13%
Platform operating, administrative and other expenses	1,008.7	980.4	28.3	3	2
Depreciation and amortization	171.7	196.9	(25.2)	(13)	(13)
Total platform operating expenses	6,044.7	5,465.3	579.4	11	10
Gross contract costs	13,614.1	12,397.8	1,216.3	10	9
Restructuring and acquisition charges	50.3	52.7	(2.4)	(5)	(5)
Total operating expenses	$19,709.1	17,915.8	1,793.3	10%	9%
Operating income	$886.5	591.1	295.4	50%	52%
Equity earnings (losses)	$26.2	(25.6)	51.8	n.m.	n.m.
Net non-cash MSR and mortgage banking derivative activity	$(5.5)	(17.3)	11.8	68%	68%
Adjusted EBITDA	$1,120.1	863.8	256.3	30%	31%

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
Credit losses on convertible note investments, net reflects changes in the allowance for credit losses associated with pre-equity convertible note investments in early-stage proptech enterprises. Such activity is similar to the equity investment-related gains and losses included in Equity earnings/losses for Proptech Investments and is therefore consistently excluded from adjusted measures.
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Net income attributable to common shareholders to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$319.8	222.8	$694.4	390.4
Add:
Interest expense, net of interest income	19.7	29.2	63.1	89.1
Income tax provision	76.1	52.6	165.5	93.3
Depreciation and amortization(1)	55.8	56.7	168.9	194.1
Adjustments:
Restructuring and acquisition charges	19.3	11.7	50.3	52.7
Net gain on disposition	—	—	(0.6)	—
Net non-cash MSR and mortgage banking derivative activity	(10.3)	0.2	5.5	17.3
Interest on employee loans, net of forgiveness	(0.9)	(1.5)	(5.1)	(5.1)
Equity (earnings) losses - Investment Management and Proptech Investments(1)	(19.0)	(26.6)	(22.0)	29.1
Credit losses on convertible note investments, net	(0.3)	2.2	0.1	2.9
Adjusted EBITDA	$460.2	347.3	$1,120.1	863.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	% Change	2026	% Change
Revenue:
At current period exchange rates	$7,281.2	12%	$20,595.6	11%
Impact of change in exchange rates	5.4	n/a	(155.1)	n/a
At comparative period exchange rates	$7,286.6	12%	$20,440.5	10%

Operating income:
At current period exchange rates	$391.0	43%	$886.5	50%
Impact of change in exchange rates	3.0	n/a	12.4	n/a
At comparative period exchange rates	$394.0	44%	$898.9	52%

Adjusted EBITDA:
At current period exchange rates	$460.2	33%	$1,120.1	30%
Impact of change in exchange rates	3.3	n/a	10.8	n/a
At comparative period exchange rates	$463.5	33%	$1,130.9	31%

Revenue
For the third quarter, revenue increased 12% compared with the prior-year quarter. Advisory revenues were collectively up 22%, led by Leasing Advisory, up 27%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 23% (excluding the impact of net non-cash MSR and mortgage banking derivative activity). The 9% increase in Resilient revenues was highlighted by Workplace Management, up 10%, and Project Management, up 14%, both within Real Estate Management Services.
For the nine months ended September 30, revenue increased 10% compared with the prior-year period. Advisory revenues were collectively up 20%, led by Leasing Advisory, up 23%, and Investment Sales, Debt/Equity Advisory and Other, within Capital Markets Services, up 24% (excluding the impact of net non-cash MSR and mortgage banking derivative activity). The 8% increase in Resilient revenues was highlighted by Workplace Management, up 9%, and Project Management, up 9%, both within Real Estate Management Services.
The following highlights Resilient and Advisory revenue as a percentage of total revenue for the third quarter and first nine months of 2026, followed by the year-over-year change for each of the trailing eight quarters. Refer to segment operating results for further detail.
QTD Resilient vs. Advisory Revenue YTD

YOY Revenue Growth (QTD; in local currency)
25%
22%
21%
20%
17%
16%
14%
15%
13%
13%
11%
10%
12%
14%
9%
13%
10%
10%
10%
10%
9%
9%
9%
7%
7%
8%
—%
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Resilient
Advisory
Total

Operating Expenses
Consolidated operating expenses were $6.9 billion for the third quarter, up 11% from the same period in 2025. Gross contract costs were $4.7 billion, up 10% from the prior-year quarter, attributable to growth from businesses with higher client pass-through expenses such as Workplace Management and Project Management, both within Real Estate Management Services. Platform operating expenses were $2.2 billion for the third quarter, an 11% increase from the prior-year quarter, largely due to higher commission expense, driven by Advisory revenue growth.
The third-quarter increase in Restructuring and acquisition charges was primarily driven by higher severance and employment-related charges. The decrease for the first nine months of 2026 reflected lower restructuring, pre-acquisition and post-acquisition charges, which more than offset the impact from higher severance and employment-related charges and the change in earn-out fair value adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Severance and other employment-related charges	$14.6	5.4	$34.1	30.8
Restructuring, pre-acquisition and post-acquisition charges	5.1	5.9	16.1	25.0
Fair value adjustments to earn-out liabilities	(0.4)	0.4	0.1	(3.1)
Restructuring and acquisition charges	$19.3	11.7	$50.3	52.7
Interest Expense
Interest expense, net of interest income, for the three and nine months ended September 30, 2026, was $19.7 million and $63.1 million, respectively, compared with $29.2 million and $89.1 million in the prior-year periods. The expense reduction was primarily due to (i) lower average borrowings and a lower effective interest rate compared with the prior-year period and (ii) the net interest benefit from our cross-currency swaps designated as net investment hedges.
Refer to Note 12, Foreign Currency Derivatives and Hedging in the Notes to Consolidated Financial Statements for additional information on our net investment hedges.
Equity Earnings/Losses
The following details Equity earnings/losses by investment type. Equity earnings for the third quarter of 2026, compared with the prior-year quarter, were lower, reflecting lower valuation increases in Investment Management and Proptech Investments. Equity earnings for the first nine months of 2026, compared with equity losses in the prior-year period, reflect net valuation increases in Proptech Investments, versus net valuation declines in the prior-year period, as well as greater valuation increases in Investment Management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Investment Management	$2.6	9.3	$13.2	1.9
Proptech Investments	16.4	17.2	9.7	(31.7)
Other	1.9	0.9	3.3	4.2
Equity earnings (losses)	$20.9	27.4	$26.2	(25.6)
Income Taxes
The following details our Income tax provision and effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Income tax provision	$76.1	52.6	$165.5	93.3
Effective tax rate	19.3%	19.1%	19.3%	19.3%

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
Net Income and Adjusted EBITDA
The following details Net income attributable to common shareholders and Adjusted EBITDA for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$319.8	222.8	$694.4	390.4
Adjusted EBITDA	460.2	347.3	1,120.1	863.8
For the third quarter and first nine months of 2026, higher Adjusted EBITDA and margin were primarily driven by Leasing Advisory and Capital Markets Services, reflecting strong revenue growth, with incremental profit contributions from Real Estate Management Services. In addition, margin expansion reflected enhanced platform leverage. Performance for the third quarter and first nine months of 2026 also reflected lower loan-related expenses, including the absence of loan loss expense recognized in the comparative periods.
The following chart reflects segment Adjusted EBITDA for the third quarter and first nine months of 2026 and 2025. Proptech Investments are reflected outside of the reporting segments in "All Other;" Adjusted EBITDA for the segments, therefore, does not sum to the consolidated total.
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
Segment operating expenses comprise Gross contract costs and Segment platform operating expenses, which include Platform compensation and benefits; Platform operating, administrative and other expenses; and Depreciation and amortization. Our measure of segment results excludes Restructuring and acquisition charges.
Real Estate Management Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Workplace Management	$3,750.5	3,423.6	326.9	10%	10%
Project Management	1,103.0	967.9	135.1	14	14
Property Management	464.4	461.1	3.3	1	1
Portfolio Services and Other	121.3	129.8	(8.5)	(7)	(7)
Software and Technology Solutions	58.2	58.6	(0.4)	(1)	(1)
Revenue	$5,497.4	5,041.0	456.4	9%	9%
Platform compensation and benefits	$527.8	521.6	6.2	1%	1%
Platform operating, administrative and other	172.8	161.4	11.4	7	7
Depreciation and amortization	32.5	34.2	(1.7)	(5)	(5)
Segment platform operating expenses	733.1	717.2	15.9	2	2
Gross contract costs	4,683.0	4,256.3	426.7	10	10
Segment operating expenses	$5,416.1	4,973.5	442.6	9%	9%
Equity earnings	$0.6	0.1	0.5	500%	211%
Adjusted EBITDA	$114.5	101.1	13.4	13%	13%

Real Estate Management Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Workplace Management	$11,041.1	10,036.3	1,004.8	10%	9%
Project Management	2,960.4	2,687.0	273.4	10	9
Property Management	1,404.1	1,361.1	43.0	3	2
Portfolio Services and Other	352.8	361.4	(8.6)	(2)	(3)
Software and Technology Solutions	173.1	171.6	1.5	1	1
Revenue	$15,931.5	14,617.4	1,314.1	9%	8%
Platform compensation and benefits	$1,560.8	1,516.5	44.3	3%	2%
Platform operating, administrative and other	508.5	477.4	31.1	7	5
Depreciation and amortization	99.6	108.4	(8.8)	(8)	(9)
Segment platform operating expenses	2,168.9	2,102.3	66.6	3	2
Gross contract costs	13,574.7	12,360.8	1,213.9	10	9
Segment operating expenses	$15,743.6	14,463.1	1,280.5	9%	8%
Equity earnings	$1.4	1.0	0.4	40%	35%
Adjusted EBITDA	$287.3	259.9	27.4	11%	12%
Compared with the prior-year periods, Real Estate Management Services revenue growth for the third quarter and first nine months of 2026 was attributable to continued momentum within Workplace Management and, for the quarter, accelerated growth in Project Management. Within Workplace Management, the increases for the third quarter and first nine months were driven by a largely balanced mix of mandate expansions and new client wins. Project Management's double-digit growth for the quarter follows a strong third-quarter 2025 (up 38% on a two-year stacked basis), with higher pass-through costs augmenting a mid single-digit management fee increase. This growth was led by the U.S. and India, which outpaced softness in Australia and certain geographies in Europe. Project Management growth in the first nine months of 2026 benefited from the stronger third-quarter performance and also followed a meaningful increase in the prior-year period (up 21%), also with higher pass-through costs augmenting a mid single-digit management fee increase.
The increases in segment platform operating expenses for the third quarter and first nine months of 2026 were largely driven by incremental revenue-related human capital investments. For the third quarter, certain discrete expenses contributed to the increase in Platform operating, administrative and other. Higher gross contract costs for both periods correlated to top-line performance across the segment's business lines.
Higher Adjusted EBITDA and margin for the third quarter and first nine months of 2026 were primarily attributable to the revenue growth described above and incremental platform leverage.

Leasing Advisory

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Revenue	$941.8	741.9	199.9	27%	27%
Platform compensation and benefits	$669.4	538.3	131.1	24%	24%
Platform operating, administrative and other	67.4	64.2	3.2	5	5
Depreciation and amortization	11.4	10.9	0.5	5	4
Segment platform operating expenses	748.2	613.4	134.8	22	22
Gross contract costs	4.1	3.1	1.0	32	36
Segment operating expenses	$752.3	616.5	135.8	22%	22%
Adjusted EBITDA	$201.8	136.9	64.9	47%	48%

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Revenue	$2,465.0	2,004.8	460.2	23%	23%
Platform compensation and benefits	$1,761.4	1,444.4	317.0	22%	21%
Platform operating, administrative and other	209.6	198.8	10.8	5	5
Depreciation and amortization	33.7	33.9	(0.2)	(1)	(1)
Segment platform operating expenses	2,004.7	1,677.1	327.6	20	19
Gross contract costs	10.1	8.4	1.7	20	21
Segment operating expenses	$2,014.8	1,685.5	329.3	20%	19%
Adjusted EBITDA	$485.3	354.3	131.0	37%	38%
(1) Market volume activity is provided by JLL Research.
Higher Leasing Advisory revenue for the third quarter and first nine months of 2026, compared with the prior-year periods, was driven by accelerated momentum in the U.S., most notably in the industrial, office and data center asset classes. Geographically, the strong U.S. growth (up 39% for the quarter and 30% for the first nine months of 2026) significantly outpaced softness in certain other geographies. Broad-based asset class growth across the U.S. was primarily due to a meaningful uptick in average deal size for the third quarter and first nine months of 2026. Leasing Advisory revenue growth outperformed market volumes in both office and industrial. Global office revenue was up 9% for the quarter and 14% for the first nine months of 2026, compared with market volumes(1) up 5% and 1%, respectively. In the U.S., office revenue was up 18% and 19%, compared with market volumes(1) up 2% and 7%, and industrial revenue was up 56% and 45%, compared with market volumes(1) up 38% and 35%.
The increases in segment platform operating expenses for the third quarter and first nine months of 2026 were primarily attributable to higher commission expense, driven by the revenue growth. Consistent with the first half of 2026, larger average deal size drove a higher average commission rate for the third quarter as well as the nine-month period, as higher commission tiers were achieved earlier this year.
Adjusted EBITDA and margin expansion for the third quarter and first nine months of 2026 were driven by revenue growth, net of higher commission expense, coupled with incremental platform leverage.

Capital Markets Services

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$596.6	479.5	117.1	24%	25%
Value and Risk Advisory	97.6	89.9	7.7	9	8
Loan Servicing	42.6	42.7	(0.1)	—	—
Revenue	$736.8	612.1	124.7	20%	21%
Platform compensation and benefits	$513.6	436.8	76.8	18%	18%
Platform operating, administrative and other	82.4	85.8	(3.4)	(4)	(4)
Depreciation and amortization	10.4	9.8	0.6	6	8
Segment platform operating expenses	606.4	532.4	74.0	14	14
Gross contract costs	1.6	1.5	0.1	7	(2)
Segment operating expenses	$608.0	533.9	74.1	14%	14%
Equity earnings	$1.3	0.8	0.5	63%	76%
Net non-cash MSR and mortgage banking derivative activity	$10.3	(0.2)	10.5	n.m.	n.m.
Adjusted EBITDA	$131.1	89.9	41.2	46%	47%

Capital Markets Services (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Investment Sales, Debt/Equity Advisory and Other	$1,471.3	1,172.7	298.6	25%	25%
Value and Risk Advisory	289.6	269.2	20.4	8	5
Loan Servicing	131.3	125.8	5.5	4	4
Revenue	$1,892.2	1,567.7	324.5	21%	20%
Platform compensation and benefits	$1,354.8	1,140.4	214.4	19%	18%
Platform operating, administrative and other	239.7	251.5	(11.8)	(5)	(6)
Depreciation and amortization	30.9	46.2	(15.3)	(33)	(34)
Segment platform operating expenses	1,625.4	1,438.1	187.3	13	12
Gross contract costs	4.5	4.3	0.2	5	(2)
Segment operating expenses	$1,629.9	1,442.4	187.5	13%	12%
Equity earnings	$2.0	3.2	(1.2)	(38)%	(36)%
Net non-cash MSR and mortgage banking derivative activity	$(5.5)	(17.3)	11.8	68%	68%
Adjusted EBITDA	$303.4	193.2	110.2	57%	58%
(1) Market volume activity is provided by JLL Research.
For the third quarter of 2026, Capital Markets Services top-line growth was broad-based across nearly all major geographies and sectors, led by investment sales along with robust debt advisory and equity advisory transactions. The increase in segment revenue was led by the U.S. and Japan. Compared with the prior-year quarter, investment sales grew 33%, debt advisory was up 13% and equity advisory was up 39%. Global investment sales revenue grew 33%, outpacing the broader market's 9% growth(1). In the U.S., investment sales revenue grew 34%, outpacing the broader market's 11% growth(1).
Similar to the quarter-to-date results, Capital Markets Services top-line growth for the first nine months of 2026 was broad-based across nearly all major geographies and sectors, led by investment sales along with robust debt advisory and equity advisory transactions. The increase in segment revenue was led by the U.S. and Japan. Compared with the prior-year period, investment sales grew 27%, debt advisory was up 27% and equity advisory was up 50%. Global investment sales revenue growth of 27% outpaced the broader market's 17% growth(1), and U.S. investment sales revenue growth of 27% outpaced the broader market's 18% growth(1).
Higher segment platform operating expenses for the third quarter and first nine months of 2026 were substantially driven by increased commission expense, correlating with the strong revenue growth. The higher average commission rate, versus the comparative periods, reflected both the earlier achievement of higher commission tiers and the geographic mix of revenue. Segment platform operating expenses also reflected $6.8 million in lower loan-related expenses for the quarter ($30.2 million lower for the first nine months of 2026), including the absence of prior-year loan losses and a reduction in loan loss reserves. For the first nine months, lower amortization expense — as certain acquisition-related intangible assets fully amortized at the end of the second quarter of 2025 — also partially offset the higher segment platform operating expenses.
Higher Adjusted EBITDA and margin expansion for the third quarter and first nine months of 2026 were primarily attributable to strong revenue growth, net of higher commission expense, as well as lower loan-related expenses noted above and incremental platform leverage.

Investment Management

					% Change
	Three Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Advisory fees	$92.6	93.0	(0.4)	—%	1%
Incentive and transaction fees	12.6	22.4	(9.8)	(44)	(40)
Revenue	$105.2	115.4	(10.2)	(9)%	(7)%
Platform compensation and benefits	$60.8	68.0	(7.2)	(11)%	(10)%
Platform operating, administrative and other	18.1	16.1	2.0	12	13
Depreciation and amortization	2.4	2.7	(0.3)	(11)	(12)
Segment platform operating expenses	81.3	86.8	(5.5)	(6)	(6)
Gross contract costs	8.4	7.8	0.6	8	9
Segment operating expenses	$89.7	94.6	(4.9)	(5)%	(4)%
Adjusted EBITDA(1)	$17.9	23.7	(5.8)	(24)%	(20)%
Equity earnings	$2.6	9.3	(6.7)	(72)%	(72)%

Investment Management (continued)

					% Change
	Nine Months Ended September 30,		Change in		in Local
($ in millions)	2026	2025	U.S. dollars		Currency
Advisory fees	$276.8	275.6	1.2	—%	—%
Incentive and transaction fees	30.1	41.4	(11.3)	(27)	(22)
Revenue	$306.9	317.0	(10.1)	(3)%	(3)%
Platform compensation and benefits	$182.2	187.2	(5.0)	(3)%	(3)%
Platform operating, administrative and other	50.6	49.9	0.7	1	—
Depreciation and amortization	7.5	8.4	(0.9)	(11)	(12)
Segment platform operating expenses	240.3	245.5	(5.2)	(2)	(3)
Gross contract costs	24.8	24.3	0.5	2	2
Segment operating expenses	$265.1	269.8	(4.7)	(2)%	(2)%
Adjusted EBITDA(1)	$49.3	55.8	(6.5)	(12)%	(8)%
Equity earnings	$13.2	1.9	11.3	595%	617%
(1) Adjusted EBITDA excludes Equity earnings attributable to common shareholders for Investment Management.
Compared with the prior-year periods, lower Incentive and transaction fees drove the decline in Investment Management revenue for the third quarter and first nine months of 2026. Advisory fees were largely steady for both periods, as growth from recent capital raising in the Americas was offset by anticipated lower fees from funds in Asia Pacific, as discussed in recent quarters.
Segment platform operating expenses decreased for the third quarter and first nine months of 2026, primarily due to lower incentive compensation expense, correlated to the lower Incentive and transaction fees described above.
The change in Adjusted EBITDA and margin for the third quarter and first nine months of 2026 primarily reflected the lower Incentive and transaction fees noted above, net of lower incentive compensation costs.
Equity earnings in the third quarter were driven by valuation increases across the portfolio, which were higher in the prior-year quarter. Equity earnings for the first nine months of 2026 were higher, reflecting first-half valuation increases across the underlying investment portfolio, compared with equity losses in the first half of 2025, which were driven by valuation declines in Asia Pacific and North America funds.
AUM increased 2% in both USD and in local currency during the quarter. Over the trailing twelve months, AUM was flat in USD and increased 2% in local currency. Changes in AUM are detailed in the tables below (in billions):

Quarter-to-date
Beginning balance (June 30, 2026)	$86.8
Asset acquisitions/takeovers	1.1
Asset dispositions/withdrawals	(1.1)
Valuation changes	0.8
Foreign currency translation	(0.3)
Change in uncalled committed capital and cash held	1.1
Ending balance (September 30, 2026)	$88.4

Trailing Twelve Months
Beginning balance (September 30, 2025)	$88.5
Asset acquisitions/takeovers	7.0
Asset dispositions/withdrawals	(8.4)
Valuation changes	2.7
Foreign currency translation	(1.9)
Change in uncalled committed capital and cash held	0.5
Ending balance (September 30, 2026)	$88.4

LIQUIDITY AND CAPITAL RESOURCES
We finance our operations, co-investment activity, share repurchases, capital expenditures and business acquisitions with internally generated funds, borrowings on our Facility, and through issuance of Long-term debt and Commercial paper.
Cash Flows from Operating Activities
Operating activities provided $342.8 million of cash in the first nine months of 2026, compared with $182.3 million of cash provided by operating activities during the same period in 2025. The improvement in operating cash flows was primarily attributable to higher cash provided by earnings, partially offset by higher trade receivables, correlated with revenue growth, and the timing of net reimbursables activity.
Cash Flows from Investing Activities
We used $254.4 million of cash for investing activities during the first nine months of 2026, compared with $251.6 million used during the same period in 2025. The increase in cash used for investing activities was primarily attributable to higher capital expenditures, largely offset by lower net contributions to investments (the largest of which was our 2025 $100.0 million contribution to JLL Income Property Trust ("JLL IPT")).
Cash Flows from Financing Activities
Financing activities used $179.3 million of cash during the first nine months of 2026, compared with $72.8 million provided during the same period in 2025. Net cash outflow reflected over $400 million of incremental share repurchases in 2026 (through the first nine months), partially offset by higher net borrowings compared with the prior-year period. We discuss specific drivers of financing activities, including share repurchases, in further detail below.
Debt
Our $3.3 billion Facility matures on November 3, 2028, and bears a variable interest rate. Outstanding borrowings, including the balance of the Facility, Short-term borrowings (financing lease obligations, overdrawn bank accounts and local overdraft facilities) and the balance outstanding under the Program are presented below.

(in millions)	September 30, 2026	December 31, 2025
Outstanding borrowings under the Facility	$247.0	—
Short-term borrowings	214.9	92.7
Outstanding commercial paper	113.5	—
In addition to our Facility, we had the capacity to borrow up to $58.3 million under local overdraft facilities as of September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Average outstanding borrowings	$768.4	1,152.8	$817.6	1,243.7
Average effective interest rate	4.3%	4.9%	4.3%	5.0%
We will continue to use the Facility for working capital needs (including payment of accrued incentive compensation), co-investment activities, share repurchases, capital expenditures and acquisitions.
Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information on our debt.

Investment Activity
As of September 30, 2026, we had a carrying value of $966.4 million in Investments, primarily related to Investment Management co-investments and investments in early-to-mid-stage proptech companies as well as proptech funds ("Proptech Investments"). For the nine months ended September 30, 2026 and 2025, funding of investments exceeded return of capital by $75.5 million and $106.2 million, respectively, with the 2025 amount primarily driven by our $100.0 million investment in JLL IPT. We have maximum potential unfunded commitments to direct investments or investment vehicles of $234.7 million and $5.3 million as of September 30, 2026, for our Investment Management business and Proptech Investments, respectively.
See Note 6, Investments, in the Notes to Consolidated Financial Statements for additional information on our investment activity.
Capital Expenditures
Net capital additions for the nine months ended September 30, 2026 and 2025 were $168.6 million and $138.4 million, respectively. Our capital expenditures in 2026 were primarily for technology infrastructure and workspace optimization (including leasehold improvements).
Business Acquisitions
The following table details cash payments relating to acquisitions. Payments for current-year acquisitions are within cash used in investing activities, while payments for prior-year acquisitions are primarily within cash used in financing activities.

	Nine Months Ended September 30,
(in millions)	2026	2025
Payments relating to current-year acquisitions(1)	$20.0	6.1
Payments for deferred business acquisition and earn-out obligations	22.0	16.3
Total paid for business acquisitions	$42.0	22.4
(1) Amount is net of a $0.5 million cash refund received from the seller and excludes the impact of $1.3 million of cash acquired.
Terms for many of our past acquisitions have typically included cash paid at closing with provisions for additional deferred consideration and earn-out payments subject to certain contract requirements, including the passage of time and performance, respectively. Deferred business acquisition obligations totaled $4.9 million as of September 30, 2026. These obligations represent the current discounted values of payments due to sellers of businesses for which our acquisition had been completed as of the balance sheet date and for which the only remaining condition on those payments is the passage of time. As of September 30, 2026, we had the potential to make earn-out payments for a maximum of $62.0 million on 9 completed acquisitions subject to the achievement of certain performance conditions. Refer to Note 5, Business Combinations, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements for further information on Business Acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Total number of shares repurchased (in 000's)	415.9	239.4	1,720.0	491.2
Total paid for shares repurchased	$141.7	70.0	$551.7	131.2
As of September 30, 2026, $2,450.0 million remained authorized for repurchases under our share repurchase program.

Repatriation of Foreign Earnings
Based on our historical experience and future business plans, we do not expect to repatriate our foreign-sourced earnings to the United States. We believe our policy of permanently investing earnings of foreign subsidiaries does not significantly impact our liquidity. As of September 30, 2026 and December 31, 2025, we had total Cash and cash equivalents of $514.3 million and $599.1 million, respectively, of which approximately $411.7 million and $386.0 million, respectively, was held by foreign subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET AND OTHER RISK FACTORS
Interest Rates
We assess interest rate sensitivity to estimate the potential effect of rising short-term interest rates on our variable-rate debt. If short-term interest rates were 50 basis points higher during 2026 on our variable-rate debt, our results would reflect an incremental $3.1 million of interest expense for the nine months ended September 30, 2026.
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
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
July 1, 2026 - July 31, 2026	123,139	$327.82	123,139
August 1, 2026 - August 31, 2026	99,040	$373.59	99,040
September 1, 2026 - September 30, 2026	193,701	$332.30	193,701	$2,450.0
Total	415,880		415,880
Item 5. Other Information
During the quarter ended September 30, 2026, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*	Letter Agreement dated September 28, 2026, between Jones Lang LaSalle Inc. and Mihir Shah

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 *Filed herewith

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 2026.

JONES LANG LASALLE INCORPORATED

By:	/s/ Kelly Howe
Kelly Howe
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)